Form 10-Q
period 1996-06-30
BROADVISION INC
filed 1996-08-14
CIK 920448

- -------------------------------------------------------------------------------

                               UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                                FORM 10 - Q

(Mark One)

/X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED JUNE 30, 1996

                                      or

/ / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER  0-28252

                              BROADVISION, INC.
            (Exact name of registrant as specified in its charter)

                 DELAWARE                           94-3184303
     (State or other jurisdiction of             (I.R.S. Employer
     incorporation or organization)            Identification Number)

 333 DISTEL CIRCLE, LOS ALTOS, CALIFORNIA            94022-1404
 (Address of principal executive offices)            (Zip code)

                               (415) 943-3600
            (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.         YES / / NO /x/

     As of July 31, 1996 there were 19,985,304 shares of the Registrant's Common Stock outstanding.

- -------------------------------------------------------------------------------


                        This is page 1 of  13  pages.
                       Index to exhibits is on page 14

                               BROADVISION, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1996

                               TABLE OF CONTENTS

                                                                       Page No.
- -------------------------------------------------------------------------------
PART I              FINANCIAL INFORMATION

Item 1. Financial Statements

        Condensed Consolidated Statements of Operations -
           Three and six months ended June 30, 1996 and 1995              3

        Condensed Consolidated Balance Sheets -
           June 30, 1996 and December 31, 1995                            4

        Condensed Consolidated Statements of Cash Flows -
           Six months ended June 30, 1996 and 1995                        5

        Notes to Condensed Consolidated Financial Statements              6

Item 2. Management's Discussion and Analysis of
           Financial Condition and Results of Operations                  7

- -------------------------------------------------------------------------------
PART II   OTHER INFORMATION

Item 1.  Legal Proceedings                                               12

Item 2.  Changes in Securities                                           12

Item 3.  Defaults upon Senior Securities                                 12

Item 4.  Submission of Matters to a Vote of Security Holders             12

Item 5.  Other Information                                               12

Item 6.  Exhibits and Reports on Form 8-K                                12

- -------------------------------------------------------------------------------
SIGNATURES                                                               13
- -------------------------------------------------------------------------------

                         BROADVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                     (In thousands, except per share amounts)
                                   (unaudited)

                                       Three Months Ended   Six Months Ended
                                            June 30,            June 30,
                                        ----------------    ----------------
                                         1996      1995       1996    1995
                                        -------  -------    -------  -------

Revenues:
 Software licenses                      $ 1,564  $     -    $ 2,663  $     -
 Services                                   738        -      1,037        -
                                        -------  -------    -------  -------
   Total revenues                         2,302        -      3,700        -

Cost of revenues
 Cost of software licenses                   93        -        189        -
 Cost of services                           331        -        497        -
                                        -------  -------    -------  -------
   Total cost of revenues                   424        -        686        -
                                        -------  -------    -------  -------
Gross profit                              1,878        -      3,014        -

Operating expenses
 Research and development                 1,277      575      2,193      946
 Sales and marketing                      2,486      215      4,093      490
 General and administrative                 320      201        638      426
                                        -------  -------    -------  -------
   Total operating expenses               4,083      991      6,924    1,862
                                        -------  -------    -------  -------

Operating loss                           (2,205)    (991)    (3,910)  (1,862)

 Interest income                             51       28         94       53
 Interest and other expense                 (26)      (6)       (62)      (6)
                                        -------  -------    -------  -------
Net loss                                $(2,180)  $( 969)   $(3,878) $(1,815)
                                        =======  =======    =======  =======
Net loss per share                      $ (0.13) $( 0.05)   $ (0.22) $ (0.10)
                                        =======  =======    =======  =======
Shares used in per share calculation     16,822   18,888     17,699   18,888
                                        =======  =======    =======  =======

The accompanying notes are an integral part of these financial statements.

                         BROADVISION, INC. AND SUBSIDIARIES
                       CONDENSED CONSOLIDATED BALANCE SHEETS
                                  (In thousands)
                                   (unaudited)

                                        June 30,      December 31,
                                           1996          1995
                                       ---------      ------------
ASSETS
 Current assets:
   Cash, cash equivalents, and short
      term investments                     $24,593       $ 4,507
   Accounts receivable, net                  4,868           395
   Other current assets                        286            24
                                          ----------    ---------
     Total current assets                   29,747         4,926

 Property and equipment, net                 1,765           868
 Other assets                                   89            63
                                          ----------     ---------
   Total assets                            $31,601       $ 5,857
                                          ==========     =========

LIABILITIES AND STOCKHOLDERS' EQUITY
 Current liabilities
   Accounts payable and accrued expenses   $ 2,309        $  488
   Unearned revenues                         3,151           355
   Deferred maintenance                        679             0
   Current portion of long-term
     liabilities                               167           167
                                          ----------     ---------
     Total current liabilities               6,306         1,010

 Long-term liabilities                         533           593
 Stockholders' equity
   Equity                                   37,065        11,414
   Deferred compensation                    (2,301)       (1,036)
   Accumulated deficit                     (10,002)       (6,124)
                                          ----------     ---------
     Total stockholders' equity             24,762         4,254
                                          ----------     ---------
     Total liabilities and
       stockholders' equity                $31,601       $ 5,857
                                          ==========     =========


The accompanying notes are an integral part of these financial statements.

                         BROADVISION, INC. AND SUBSIDIARIES
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (In thousands)
                                   (unaudited)

                                               Six months ended
                                          ------------------------
                                            June 30,      June 30,
                                             1996          1995
                                          ----------     ---------
Cash flows from operating activities:
   Net loss                                $(3,878)     $(1,815)
   Adjustments to reconcile net loss
     to net cash used for operating
     activities:
       Depreciation and amortization           252          (69)
       Deferred compensation                   245            -
       Changes in operating assets
         and liabilities:
       Accounts receivable                  (4,473)           -
       Prepaid expenses, other
        current assets, and other
        assets                                (288)         (77)
       Accounts payable and accrued
        expenses                             1,821          172
       Deferred revenue                      3,475            -
       Other liabilities                        19            -
                                          ----------     ---------
         Net cash provided by
          (used in) operating
          activities                        (2,827)       (1,789)
                                          ----------     ---------
Cash flows from investing activities:
   Acquisition of property and
     equipment                              (1,149)          (58)
   Purchase of short-term investments      (19,929)            -
   Maturity of short-term investments          196         1,489
                                          ----------     ---------
       Net cash provided by (used in)
         investing activities              (20,882)        1,431
                                          ----------     ---------
Cash flows from financing activities:
   Proceeds from issuance of common
     stock                                  19,086             -
   Proceeds from issuance of preferred
     stock, net of issuance costs            5,055         4,135
   Proceeds from capital lease                   -           342
   Payments on capital lease                   (79)            -
                                          ----------     ---------
       Net cash provided by financing
         activities                         24,062         4,477
                                          ----------     ---------
Net increase in cash and cash
  equivalents                                  353         4,119

Cash and cash equivalents,
  beginning of period/year                   4,311           808
                                          ----------     ---------
Cash and cash equivalents,
  end of period/year                         4,664         4,927
Short-term investments, end of
  period/year                               19,929            -
                                          ----------     ---------
Cash, cash equivalents, and short-
  term investments end of period/year      $24,593        $4,927
                                          ==========     =========

The accompanying notes are an integral part of these financial statements.

                         BROADVISION, INC. AND SUBSIDIARIES

                NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1) SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

   BroadVision, Inc. (the "Company") was incorporated in Delaware in May 1993. The Company provides an integrated software application system, BroadVision One-To-One-TM-, that enables businesses to create applications for interactive marketing and selling services on the Internet's World Wide Web.

INTERIM FINANCIAL INFORMATION

   The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and
Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1995 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Prospectus, dated June 21, 1996, filed with the Securities and Exchange Commission in connection with the Company's initial public offering. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

   Through the quarter ended March 31, 1996, the Company was a development stage enterprise for financial reporting purposes. During the quarter ended June 30, 1996, the Company exited the development stage.

SHORT-TERM INVESTMENTS

   As of June 30, 1996, short-term investments consisted of high-grade commercial paper with maturities of less than one month and are carried at cost, which approximates fair value.

NET LOSS PER SHARE

   The net loss per share is computed using net loss and, for periods prior to the Company's initial public offering ("IPO"), is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as-if-converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the offering date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. For periods subsequent to the IPO, loss per share is based on weighted average shares outstanding, excluding the effects of dilutive securities.

3) BALANCE SHEET DETAIL

PROPERTY AND EQUIPMENT

   As of the dates shown, property and equipment consisted of the following (in thousands):

                                      June 30,    December 31,
                                        1996         1995
                                     ----------   ------------
   Furniture and fixtures            $      227   $     92
   Computer and Software                  1,858        844
   Leasehold improvements                    42         42
                                     ----------   ------------
                                          2,127        978
   Less accumulated depreciation
    and amortization                        362        110
                                     ----------   ------------
                                     $    1,765     $  868
                                     ==========   ============


ACCRUED EXPENSES

   As of the dates shown, accrued expenses consisted of the following (in thousands):

                                      June 30,   December 31,
                                        1996         1995
                                     ----------   ------------
   Accrued employee benefits          $     667  $    130
   Deferred compensation                    187       107
   Accrued amounts payable to
     contractors                            115        45
   Other accrued liabilities                178        45
                                     ----------   ------------
                                     $    1,147   $   327
                                     ==========   ============

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

   This Report contains, in addition to historical information, forward-looking statements that involve risks and uncertainties. The
Company's actual results could differ significantly from the results discussed in the forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed under the caption, "Risk Factors," in the Prospectus, dated June 21, 1996, issued in connection with the Company's registration statement on Form S-1, filed with the Securities and Exchange Commission (the "Prospectus"), as well as elsewhere in this Quarterly Report on Form 10-Q.

OVERVIEW

   Through March 31, 1996, the Company was a development stage company. The Company provides an integrated software application system, BroadVision One-To-One, that enables businesses to create applications for interactive marketing and selling services on the Internet's World Wide Web. These applications are designed to allow non-technical business managers to tailor Web site content to the needs and interests of individual Web site visitors, personalizing each visit on a real-time basis.

   Since its inception, The Company has incurred substantial costs to research, develop, and enhance its technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As a result, the Company has incurred net losses in each fiscal quarter since inception and, as of June 30, 1996, had an accumulated deficit of $10.0 million. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

   To date, only a limited number of companies have licensed the BroadVision One-To-One application system. Accordingly, the Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stage of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus.

   In April 1996, the Company raised proceeds of approximately $5,055,000, net of offering costs, in a private placement of its Series E Preferred Stock to certain investors.

   In June 1996, the Company completed an initial public offering of its Common Stock, the proceeds of which, after expenses, were approximately $18,780,000.

RESULTS OF OPERATIONS

REVENUES

   The Company earned its first operating revenues in the third quarter of fiscal 1995 and recognized its first license revenues in the first quarter of fiscal 1996. Total revenues for the quarter ended June 30, 1996 were $2,302,000. For the six-month period ended June 30, 1996, total revenues were $3,700,000.

   Software product license revenues were $1,564,000 for the three-month period ended June 30, 1996. The software product license revenues consisted of North American software product license revenues of $777,000, and International software product license revenues of $787,000, representing in each case, 50% of total software product license revenues for the period. Software product license revenues were $2,663,000 for the six-month period ended June 30, 1996. The software product license revenues consisted of North American software product license revenues of $1,342,000, and International software product license revenues of $1,321,000, representing in each case, 50% of total software product license revenues for the period.

   Services revenues were $738,000 for the three-month period ended June 30, 1996. The services revenues consisted of North American services revenues of $131,000, or 18% of total services revenues, and International services revenues of $607,000, or 82% of total services revenues for the period. Services revenues were $1,037,000 for the six-month period ended June 30, 1996. The services revenues consisted of North American services revenues of $311,000, or 30% of total services revenues, and International services revenues of $726,000, or 70% of total services revenues for the period.

OPERATING EXPENSES

   The Company's operating expenses have increased substantially since inception. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore intends to increase expenditures in all operating areas.

   COST OF SOFTWARE LICENSES. Cost of software licenses includes the costs of royalties payable to third parties for software that is embedded in, or bundled together or sold with, the Company's products, product media and duplication, and manuals. The amount of such royalties payable is generally related to the volume of sales made by the Company to its customers. Cost of software licenses was $93,000 in the three months ended June 30, 1996, or 6% of the related license revenues. Cost of software licenses was $189,000 in the six months ended June 30,1996, or 7% of the related license revenues. The Company earned its first license revenues in the first quarter of fiscal 1996; therefore, there was no cost of software licenses for the six months ended June 30, 1995.

   COST OF SERVICES. Cost of services consists primarily of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support, and training services. Cost of services was $331,000 in the three months ended June 30, 1996, or 45% of the related service revenues. Cost of services was $497,000 in the six months ended June 30, 1996, or 48% of the related service revenues. The Company earned its first services revenues in the third quarter of fiscal 1995; therefore, there was no cost of services for the six months ended June 30, 1995.

   RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees related to the development of the Company's products. Research and development expenses increased by 122%, to $1,277,000, for the three-month period ended June 30, 1996 from $575,000 in the same quarter of the prior year. For the six-month period ended June 30, 1996, research and development expenses increased by 132%, to $2,193,000, from $946,000 in the same period in fiscal 1995. These amounts reflect significant headcount increases in each of the periods. The Company anticipates that research and development will continue to increase in absolute dollars for the remainder of 1996 and for 1997. All expenditures related to research and development have been expensed as incurred and, therefore, no amortization of capitalized software development costs is included.

   SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses increased to $2,486,000 for the three-month period ended June 30, 1996, as compared to $215,000 in the same quarter of fiscal 1995. For the six-month period ended June 30, 1996, Sales and marketing expenses increased to $4,093,000 as compared to $490,000 from the same period in fiscal 1995. These amounts reflect significant headcount increases in each of the periods. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to increase significantly in absolute dollars.

   GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, other employee-related costs, and fees for professional services. General and administrative expenses increased by 59%, to $320,000, for the three-month period ended June 30, 1996 from $201,000 in the same quarter of fiscal 1995. For the six-month period ended June 30, 1996, general and administrative increased by 50%, to $638,000, from $426,000 in the same period in fiscal 1995. These amounts reflect headcount increases in each of the periods. The Company expects to continue to add administrative staff to support expanded operations, relocate to new facilities, and incur additional costs related to being a public company and, therefore, expects administrative expenses to increase significantly in absolute dollars.

   The Company has recorded deferred compensation and compensation expense for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options granted. These amounts were initially recorded as deferred compensation and will be amortized to cost of software licenses, cost of services, research and development, selling and marketing, and general and administrative expense over the vesting periods of the options, generally 60 months. Deferred compensation amortized to expense was $100,000 for the year ended December 31, 1995, $110,000 for the quarter ended March 31, 1996, and $135,000 for the quarter ended June 30, 1996. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through the year 2003, but such effect will be significantly reduced beginning the third quarter of 2001.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

   The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed under the caption "Risk Factors" in the Prospectus and, in particular, those discussed under the caption "Fluctuations in Quarterly Operating Results" in the Prospectus. The Company also expects that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of such orders is likely to cause material fluctuations in the Company's operating results particularly on a quarterly basis, as with many software companies. The Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. Due to these factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

   Prior to its initial public offering, the Company financed its operations primarily through private placements of Common and Preferred Stock, which have provided net proceeds totaling $15.5 million through May 1996. The Company's initial public offering yielded net proceeds of approximately $18,780,000. At June 30, 1996, the Company had approximately $24,600,000 in cash, cash equivalents and short-term investments. The Company has no credit facilities. Subsequent to June 30, 1996, the Company issued and sold 360,000 shares of Common Stock with net proceeds of approximately of $2,244,000 upon exercise by the underwriters of the public offering of the over-allotment option.

   The Company anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" in the Prospectus and those discussed elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise.
If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available at acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

   None.

ITEM 2. CHANGES IN SECURITIES

   Immediately following the completion of the Company's initial public offering, the Company filed an Amended and Restated Certificate of Incorporation, which authorizes the Board of Directors to issue up to 5,000,000 shares of Preferred Stock in one or more series and to fix the rights, preferences and privileges thereof, including dividend rights, conversion rights, voting rights, terms of redemption, liquidation preferences, sinking fund terms and the number of shares constituting any series or the designation of such series, without any further vote or action by the Company's stockholders.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

   None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   In June 1996, prior to completion of the Company's initial public offering, the stockholders of the Company approved the following items: (i) the amendment and restatement of the Company's Restated Certificate of Incorporation, (ii) the amendment and restatement of the Company's Bylaws,
(iii) the selection of KPMG Peat Marwick, L.L.P. as the Company's auditors for the fiscal year ending December 31, 1996, (iv) the amendment and restatement of the Company's Stock Option Plan, which was renamed the Equity Incentive Plan, (v) the adoption of the Company's Employee Stock Purchase Plan, (vi) the adoption of a form of Indemnity Agreement to be entered into by the Company with each of its directors, and (vii) the waiver of certain registration rights and consent to certain stock transfers. The action was effected by stockholder consent in June 1996. All or substantially all of the stockholders voted in favor of each proposal. The amended documents are more fully described in the Company's Prospectus.

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

a) Exhibits

   ITEM   DESCRIPTION
   ----   -----------
    1.1 Underwriting Agreement by and among the Company and Robertson, Stephens & Co. LLC, Hambrecht & Quist LLC, and Wessels, Arnold & Henderson, LLC dated June 21, 1996.
   11.1   Statement re: Computation of Net Loss Per Share
   27.1   Financial Data Schedule

                                SIGNATURES


   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                              BROADVISION, INC

Date: August 14, 1996                         /s/ Pehong Chen
      -----------------------------           ------------------------------
                                              Pehong Chen
                                              President and Chief Executive
                                                Officer
                                              (Principal Executive Officer)

Date: August 14, 1996                         /s/ Randall C. Bolten
      -----------------------------           ------------------------------
                                              Randall C. Bolten
                                              Vice President, Operations and
                                                Chief Financial Officer
                                              (Principal Financial and
                                                  Accounting Officer)

                                 BROADVISION, INC.

                                 INDEX TO EXHIBITS

Exhibit
  No.                             Description
- -------        --------------------------------------------
 1.1 Underwriting Agreement by and among the Company and Robertson, Stephens & Co. LLC, Hambrecht & Quist LLC, and Wessels, Arnold
               & Henderson, LLC dated June 21, 1996.
11.1           Statement regarding Computation of Per Share
               Earnings
27.1           Financial Data Schedule

- -----------------------------------------------------------