Form 10-Q
period 1996-09-30
BROADVISION INC
filed 1996-11-13
CIK 920448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-Q

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE

       SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996

                                          OR

[ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE
      SECURITIES EXCHANGE ACT OF 1934

                         COMMISSION FILE NUMBER 0-28252

                               BROADVISION, INC.

             (Exact name of registrant as specified in its charter)

                DELAWARE                                  94-3184303
     (State or other jurisdiction of                   (I.R.S. Employer
     incorporation or organization)                 Identification Number)

   333 DISTEL CIRCLE, LOS ALTOS,     94022-1404
            CALIFORNIA               (Zip code)
  (Address of principal executive
             offices)

                                 (415) 943-3600

              (Registrant's telephone number, including area code)

    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.    YES /X/    NO / /

    As of October 31, 1996 there were 19,995,941 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                          This is page 1 of 13 pages.

                        Index to exhibits is on page 14

                               BROADVISION, INC.
                         QUARTERLY REPORT ON FORM 10-Q

                        QUARTER ENDED SEPTEMBER 30, 1996

                               TABLE OF CONTENTS

                                                                                                           PAGE NO.
                                                                                                         -------------
PART I  FINANCIAL INFORMATION

Item 1.     Financial Statements

            Condensed Consolidated Statements of Operations--Three and nine months ended September 30,
              1996 and 1995............................................................................            3

            Condensed Consolidated Balance Sheets--September 30, 1996 and December 31, 1995............            4

            Condensed Consolidated Statements of Cash Flows--Nine months ended September 30, 1996 and
              1995.....................................................................................            5

            Notes to Condensed Consolidated Financial Statements.......................................            6

Item 2.     Management's Discussion and Analysis of Financial Condition and Results of Operations......            8

PART II OTHER INFORMATION

Item 1.     Legal Proceedings..........................................................................           12

Item 2.     Changes in Securities......................................................................           12

Item 3.     Defaults upon Senior Securities............................................................           12

Item 4.     Submission of Matters to a Vote of Security Holders........................................           12

Item 5.     Other Information..........................................................................           12

Item 6.     Exhibits and Reports on Form 8-K...........................................................           12

SIGNATURES.............................................................................................           13

                       BROADVISION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)
                                  (UNAUDITED)

                                                                       THREE MONTHS ENDED    NINE MONTHS ENDED
                                                                         SEPTEMBER 30,         SEPTEMBER 30,
                                                                      --------------------  --------------------
                                                                        1996       1995       1996       1995
                                                                      ---------  ---------  ---------  ---------
                                                                          (UNAUDITED)           (UNAUDITED)
Revenues:
  Software licenses.................................................  $   2,074  $  --      $   4,737  $  --
  Services..........................................................      1,026        250      2,063        250
                                                                      ---------  ---------  ---------  ---------
      Total revenues................................................      3,100        250      6,800        250
Cost of revenues
  Cost of software licenses.........................................         72     --            261     --
  Cost of services..................................................        520        110      1,017        110
                                                                      ---------  ---------  ---------  ---------
      Total cost of revenues........................................        592        110      1,278        110
                                                                      ---------  ---------  ---------  ---------
Gross profit........................................................      2,508        140      5,522        140
Operating expenses
  Research and development..........................................      1,320        785      3,513      1,731
  Sales and marketing...............................................      3,574        200      7,667        690
  General and administrative........................................        592        222      1,230        648
                                                                      ---------  ---------  ---------  ---------
      Total operating expenses......................................      5,486      1,207     12,410      3,069
                                                                      ---------  ---------  ---------  ---------
Operating loss......................................................     (2,978)    (1,067)    (6,888)    (2,929)
  Interest income...................................................        331         70        425        123
  Interest and other expense........................................        (27)       (10)       (89)       (16)
                                                                      ---------  ---------  ---------  ---------
Net loss............................................................  $  (2,674) $  (1,007) $  (6,552) $  (2,822)
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
Net loss per share..................................................  $   (0.13) $   (0.05) $   (0.35) $   (0.15)
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------
Shares used in per share calculation................................     19,889     18,888     18,720     18,888
                                                                      ---------  ---------  ---------  ---------
                                                                      ---------  ---------  ---------  ---------

   The accompanying notes are an integral part of these financial statements.

                       BROADVISION, INC. AND SUBSIDIARIES
                     CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (IN THOUSANDS)

                                  (UNAUDITED)
                                     ASSETS

                                                                                      SEPTEMBER 30,  DECEMBER 31,
                                                                                          1996           1995
                                                                                      -------------  ------------
Current assets:
  Cash, cash equivalents and short term investments.................................   $    23,566    $    4,507
  Accounts receivable, net..........................................................         4,299           395
  Other current assets..............................................................           618            24
                                                                                      -------------  ------------
      Total current assets..........................................................        28,483         4,926
  Property and equipment, net.......................................................         2,545           868
  Other assets......................................................................            98            63
                                                                                      -------------  ------------
      Total assets..................................................................   $    31,126    $    5,857
                                                                                      -------------  ------------
                                                                                      -------------  ------------

                                      LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
  Accounts payable and accrued expenses.............................................   $     2,732    $      488
  Unearned revenues.................................................................         2,580           355
  Deferred maintenance..............................................................           796             0
  Current portion of long-term liabilities..........................................           301           167
                                                                                      -------------  ------------
      Total current liabilities.....................................................         6,409         1,010
  Long-term liabilities.............................................................           634           593

Stockholders' equity
  Equity............................................................................        38,926        11,414
  Deferred compensation.............................................................        (2,167)       (1,036)
  Accumulated deficit...............................................................       (12,676)       (6,124)
                                                                                      -------------  ------------
      Total stockholders' equity....................................................        24,083         4,254
                                                                                      -------------  ------------
      Total liabilities and stockholders' equity....................................   $    31,126         5,857
                                                                                      -------------  ------------
                                                                                      -------------  ------------

   The accompanying notes are an integral part of these financial statements.

                       BROADVISION, INC. AND SUBSIDIARIES
                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                  (UNAUDITED)

                                                                                           NINE MONTHS ENDED
                                                                                      ----------------------------
                                                                                      SEPTEMBER 30,  SEPTEMBER 30,
                                                                                          1996           1995
                                                                                      -------------  -------------
Cash flows from operating activities:
  Net loss..........................................................................   $    (6,552)   $    (2,822)
  Adjustments to reconcile net loss to net cash used for operating activities:
    Depreciation and amortization...................................................           476            (40)
    Amortization of deferred compensation...........................................           379        --
    Changes in operating assets and liabilities:
    Accounts receivable.............................................................        (3,904)          (341)
    Prepaid expenses, other current assets, and other assets........................          (629)           (64)
    Accounts payable and accrued expenses...........................................         2,244            638
    Deferred revenue................................................................         3,021        --
    Other liabilities...............................................................            18             63
                                                                                      -------------  -------------
      Net cash provided by (used in) operating activities...........................        (4,947)        (2,566)
                                                                                      -------------  -------------
Cash flows from investing activities:
  Acquisition of property and equipment.............................................        (1,817)          (328)
  Purchase of short-term investments................................................       (22,913)       --
  Maturity of short-term investments................................................           196          1,489
                                                                                      -------------  -------------
      Net cash provided by (used in) investing activities...........................       (24,534)         1,161
                                                                                      -------------  -------------
Cash flows from financing activities:
  Proceeds from issuance of common stock............................................        20,945        --
  Proceeds from issuance of preferred stock, net of issuance costs..................         5,055          5,925
  Proceeds from capital lease.......................................................       --                 454
  Payments on capital lease.........................................................          (177)       --
                                                                                      -------------  -------------
      Net cash provided by financing activities.....................................        25,823          6,379
                                                                                      -------------  -------------
Net increase in cash and cash equivalents...........................................        (3,658)         4,974
Cash and cash equivalents, beginning of period/year.................................         4,311            808
                                                                                      -------------  -------------
Cash and cash equivalents, end of period/year.......................................           653          5,782
Short-term investments, end of period/year..........................................        22,913        --
                                                                                      -------------  -------------
Cash, cash equivalents and short-term investments end of period/year................   $    23,566    $     5,782
                                                                                      -------------  -------------
                                                                                      -------------  -------------
Non-cash investing and financing activities
    Acquisition of equipment under capital leases...................................   $       336    $   --
                                                                                      -------------  -------------
                                                                                      -------------  -------------

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

    NET LOSS PER SHARE

    The net loss per share is computed using net loss and, for periods prior to the Company's initial public offering ("IPO"), is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as-if-converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain Securities and Exchange Commission ("SEC") Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial filing date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. For periods subsequent to the IPO, loss per share is based on weighted average shares outstanding, excluding the effects of dilutive securities.

                               BROADVISION, INC.

2) BALANCE SHEET DETAIL

    SHORT-TERM INVESTMENTS

    Short-term investments consisted of the following (in thousands):

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1996            1995
                                                               -------------  ---------------
                                                                (UNAUDITED)
Money market funds...........................................    $     111       $  --
Commercial paper.............................................       22,802             196
                                                               -------------         -----
                                                                 $  22,913       $     196
                                                               -------------         -----
                                                               -------------         -----

    PROPERTY AND EQUIPMENT

    Property and equipment consisted of the following (in thousands):

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1996            1995
                                                               -------------  ---------------
                                                                (UNAUDITED)
Furniture and fixtures.......................................    $     424       $      92
Computers and software.......................................        2,665             844
Leasehold improvements.......................................           42              42
                                                               -------------         -----
                                                                     3,131             978
                                                               -------------         -----
Less accumulated depreciation and amortization...............          586             110
                                                               -------------         -----
                                                                 $   2,545       $     868
                                                               -------------         -----
                                                               -------------         -----

    ACCRUED EXPENSES

    Accrued expenses consisted of the following (in thousands):

                                                               SEPTEMBER 30,   DECEMBER 31,
                                                                   1996            1995
                                                               -------------  ---------------
                                                                (UNAUDITED)
Accrued employee benefits....................................    $     602       $     130
Deferred compensation........................................       --                 107
Accrued amounts payable to contractors.......................          174              45
Taxes payable................................................           67          --
Employee stock purchase plan.................................          216          --
Accrued directors and officers insurance premiums............          339          --
Other accrued liabilities....................................          419              45
                                                               -------------         -----
                                                                 $   1,817       $     327
                                                               -------------         -----
                                                               -------------         -----

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS FORM 10-Q AND IN THE COMPANY'S FORM 10-Q FOR THE QUARTER ENDED JUNE 30, 1996 AND THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN THE COMPANY'S REGISTRATION STATEMENT ON FORM S-1 FILED APRIL 19, 1996, AS AMENDED. ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

OVERVIEW

    BroadVision, Inc. is a leading supplier of software products that enable companies to conduct one-to-one personalized business on Web sites with consumers, business partners and employees. The Company's products are designed to allow non-technical business managers to tailor Web site content to the needs and interests of individual Web site visitors personalizing each visit on a real time basis. The Company's flagship product, BroadVision One-to-One, is an integrated software application system for interactive marketing and selling services on Web sites. In September 1996, the Company launched a personalized Web service called "The Angle-TM-" which helps consumers more effectively utilize the Web. Using a combination of editors and BroadVision One-to-One technology, "The Angle-TM-" matches daily information with individuals including website reviews and recommendations, up-to-the-minute news and special features.

    Since its inception, the Company has incurred substantial costs to research, develop, and enhance its technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As a result, the Company has incurred net losses in each fiscal quarter since inception and, as of September 30, 1996, had an accumulated deficit of $12.7 million. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

    To date, only a limited number of companies have licensed the BroadVision One-To-One application system. Accordingly, the Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company in its early state of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus.

    In June 1996, the Company completed an initial public offering of its Common Stock, the proceeds of which, after expenses and upon the exercise of the over-allotment option by the underwriters of the public offering in July 1996, were approximately $20,700,000.

RESULTS OF OPERATIONS

    REVENUES

    Total revenues increased to $3,100,000 in the three-month period ended September 30, 1996 from $250,000 for the same quarter of fiscal 1995. The Company earned its first services revenues in the third quarter of fiscal 1995. For the nine-month period ended September 30, 1996, total revenues increased to $6,800,000 from $250,000 for the same period in fiscal 1995. The Company recognized its first license revenues in the first quarter of fiscal 1996.

    Software product license revenues were $2,074,000 for the three-month period ended September 30, 1996. The software product license revenues consisted of North American software product license revenues of $1,121,000, or 54% of the total software product license revenues, and International software product license revenues of $953,000, or 46% of the total software product license revenues. Software product license revenues were $4,737,000 for the nine-month period ended September 30, 1996. The software product license revenues consisted of North American software product license revenues of $2,463,000, or 52% of the total software product license revenues, and International software product license revenues of $2,274,000, or 48% of the total software product license revenues. The increases in software product license revenues for the three-month and nine-month periods ended September 30, 1996 reflect the sale of development licenses of the Company's product, and the recognition of revenues relating to deployment licenses. During the three-month and nine-month periods ended September 30, 1996, the Company recognized $1,221,100 and $1,618,000, respectively, in deployment revenues. As of September 30, 1996, the Company deployed three customer sites.

    Services revenues increased to $1,026,000 for the three-month period ended September 30, 1996 from $250,000 for the same quarter of fiscal 1995. For the quarter, services revenues consisted of North American services revenues of $480,000, or 47% of total services revenues, and International services revenues of $546,000, or 53% of total services revenues. For the nine-month period ended September 30, 1996, services revenues increased to $2,063,000 from $250,000 for the same period in fiscal 1995. For the nine-month period ended September 30, 1996, services revenues consisted of North American services revenues of $791,000, or 38% of total services revenues, and International services revenues of $1,272,000, or 62% of total services revenues. Services revenues increased during these periods from the respective prior year periods due to service and maintenance components of the increasing number of Company's licenses of BroadVision One-to-One application systems.

    OPERATING EXPENSES

    The Company's operating expenses have increased substantially since inception. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore, intends to increase expenditures in all operating areas.

    COST OF SOFTWARE LICENSES. Cost of software licenses includes the costs of royalties payable to third parties for software that is embedded in, or bundled together and sold with, the Company's products, product media and duplication, and manuals. The amount of such royalties payable is generally related to the volume of sales made by the Company to its customers. Cost of software licenses was $72,000 in the three-month period ended September 30, 1996, or 3% of the related license revenues. Cost of software licenses was $261,000 in the nine-month period ended September 30, 1996, or 6% of the related license revenues. The Company earned its first license revenues in the first quarter of fiscal 1996; therefore, there was no cost of software licenses for either the three-month period or the nine-month period ended September 30, 1995.

    COSTS OF SERVICES. Cost of services consists primarily of employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support, and training services. Cost of services increased to $520,000 for the three-month period ended September 30, 1996 from $110,000 for the same quarter of fiscal 1995. For the nine-month period ended September 30, 1996, cost of services increased to $1,017,000 from $110,000 for the same period in fiscal 1995. This increase in cost of services was due to the increasing number of licenses of BroadVision One-to-One with a support or maintenance component and the increasing fixed costs resulting from the Company's expansion of its services organization. The Company expects that services costs will continue to increase in absolute dollar amounts as the Company continues to expand its services organization.

    RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees related to the development of the Company's products. Research and development expenses increased by 68%, to $1,320,000, for the three-month period ended September 30, 1996 from $785,000 for the same quarter of fiscal 1995. For the nine-month period ended September 30, 1996, research and development expenses increased by 103%, to $3,513,000, from $1,731,000 for the same period in fiscal 1995. These increases in the dollar amount of research and development expenses are primarily attributable to costs of additional personnel in the Company's research and development operations. The Company anticipates that research and development expenses will continue to increase in absolute dollars for the remainder of 1996 and for 1997. All expenditures related to research and development have been expensed as incurred and, therefore, no amortization of capitalized software development costs is included.

    SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses increased to $3,574,000 for the three-month period ended September 30, 1996, from $200,000 for the same quarter of fiscal 1995. For the nine-month period ended September 30, 1996, sales and marketing expenses increased to $7,667,000 from $690,000 for the same period in fiscal 1995. These increases in dollar amount of sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, development and deployment of "The Angle-TM-", and costs associated with expanded promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase significantly in absolute dollars.

    GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, other employee-related costs, and fees for professional services. General and administrative expenses increased by 167%, to $592,000, for the three-month period ended September 30, 1996 from $222,000 for the same quarter of fiscal 1995. For the nine-month period ended September 30, 1996, general and administrative expenses increased by 90%, to $1,230,000, from $648,000 for the same period in fiscal 1995. The substantial increase for these periods was primarily attributable to increased professional fees, to hiring of additional administrative and management personnel and to other expenses associated with the expansion of the Company's operations. The Company expects to continue to add administrative staff to support expanded operations, relocate to new facilities, and incur additional costs related to being a public company and, therefore expects administrative expenses to increase significantly in absolute dollars.

    Prior to its IPO, the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options granted. These amounts were initially recorded as deferred compensation and will be amortized to cost of services, research and development, selling and marketing, and general and administrative expense over the vesting periods of the options, generally 60 months. Deferred compensation amortized to compensation expense was $100,000 for the year ended December 31, 1995, $134,000 for the three-month period ended September 30, 1996 and $379,000 for the nine-month period ended September 30, 1996. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through the year 2003, but such effect will be significantly reduced beginning the third quarter of the year 2001.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

    The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed under the caption "Risk Factors" in the Prospectus and, in particular, those discussed under the caption "Fluctuations in Quarterly Operating Results" in the Prospectus. The Company also expects that a significant portion of its revenues will be derived from a limited number of orders, the timing of receipt and, fulfillment and deployment of such orders is likely to cause material fluctuations in the Company's operating results particularly on a quarterly basis, as with many software companies. In addition, the Company is taking steps to accelerate the pace of deployment which could result in acceleration of revenue recognition and, consequently, the potential for greater fluctuation in quarterly operating results. The Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. Due to these factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

LIQUIDITY AND CAPITAL RESOURCES

    Prior to its initial public offering, the Company financed its operations primarily through private placements of Common and Preferred Stock, which provided net proceeds totaling $15.5 million through May 1996. The Company's initial public offering in June 1996 and the exercise of the over-allotment option yielded net proceeds of approximately $20.7 million. At September 30, 1996 the Company had approximately $23.6 million in cash, cash equivalents and short-term investments. The Company has no credit facilities, and does not believe that it will require credit facilities for at least the next 12 months.

    The Company anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" in the Prospectus and those discussed elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptance terms, if at all. If adequate funds are not available or are not available at acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

PART II.  OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

    None.

ITEM 2.  CHANGES IN SECURITIES

    None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

    None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    None

ITEM 5.  OTHER INFORMATION

    None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

    (a)  EXHIBITS

  ITEM                                           DESCRIPTION
---------  ----------------------------------------------------------------------------------------
     11.1  Statement re: Computation of Net Loss Per Share

     27.1  Financial Data Schedule

                                   SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          BROADVISION, INC

                                                      /s/ PEHONG CHEN

                                          --------------------------------------

                                                       Pehong Chen

                                          PRESIDENT AND CHIEF EXECUTIVE OFFICER
                                              (PRINCIPAL EXECUTIVE OFFICER)

Date: November 13, 1996

                                                   /s/ RANDALL C. BOLTEN

                                          --------------------------------------

                                                    Randall C. Bolten
                                              VICE PRESIDENT, OPERATIONS AND
                                                 CHIEF FINANCIAL OFFICER

                                           (PRINCIPAL FINANCIAL AND ACCOUNTING
                                                         OFFICER)

Date: November 13, 1996

                               BROADVISION, INC.
                               INDEX TO EXHIBITS

                                                                                                           SEQUENTIALLY
EXHIBIT NO.                                          DESCRIPTION                                           NUMBERED PAGE
-----------  -------------------------------------------------------------------------------------------  ---------------
      11.1   Statement regarding Computation of Per Share Earnings......................................            14

      27.1   Financial Data Schedule....................................................................        --