Form 10-K405
period 1996-12-31
BROADVISION INC
filed 1997-03-31
CIK 920448

                                   FORM 10-K
                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

          [x] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                 For the fiscal year ended DECEMBER 31, 1996
                                        OR
          [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28252

                               BROADVISION, INC.
              ------------------------------------------------------
              (Exact name of registrant as specified in its charter)

                     Delaware                    94-3184303
         --------------------------------    ---------------------
         (State or other jurisdiction of     (I.R.S. Employer
          incorporation or organization)      Identification No.)

          333 Distel Circle, Los Altos, California                94022-1404
          ------------------------------------------------      ----------------
          (Address of principal executive offices)              (Zip Code)

          Registrant's telephone number, including area code (415) 943-3600

          Securities registered pursuant to Section 12(b) of the Act:

                                          Name of each exchange
          Title of each class                which registered
          ----------------------        -----------------------------
                  None                              None

          Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                    -----------------------------------------
                                (Title of Class)


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to
such filing requirements for the past 90 days.        Yes [ X ]  No [   ]

  Indicate by check mark if the disclosure of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

  Based on the closing sales price of March 1, 1997 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $51,612,829.

  As of March 1,1997, registrant had outstanding 20,004,798 shares of Common Stock.

                          DOCUMENTS INCORPORATED BY REFERENCE

  Parts of the Proxy Statement for Registrant's 1996 Annual Meeting of Shareholders to be held May 28, 1997 are incorporated by reference in Part III of this Form 10-K Report.

                               BROADVISION, INC.
                           ANNUAL REPORT ON FORM 10-K
                         YEAR ENDING DECEMBER 31, 1996
                               TABLE OF CONTENTS


                                                                 Page No.
PART I
  Item 1. Business                                                    3
  Item 2. Properties                                                 12
  Item 3. Legal Proceedings                                          13
  Item 4. Submission of Matters to a Vote of Security Holders        13

PART II
  Item 5. Market for Registrant's Common Equity and Related
          Stockholder Matters                                        14
  Item 6. Selected Financial Data                                    15
  Item 7. Management's Discussion and Analysis of Financial
          Condition and Results of Operations                        16
  Item 8. Financial Statements and Supplementary Data                25
  Item 9. Changes in and Disagreements with Accountants on
          Accounting and Financial Disclosure                        25

PART III
  Item 10. Directors and Executive Officers of the Registrant        26
  Item 11. Executive Compensation                                    26
  Item 12. Security Ownership of Certain Beneficial Owners and
           Management                                                26
  Item 13. Certain Relationships and Related Transactions            26

PART IV
  Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K                                                  27

SIGNATURES                                                           28

                                     PART I
ITEM 1. BUSINESS

  The following discussion of the Company's business contains forward-looking statements which involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in the Prospectus.

GENERAL

  BroadVision, Inc. ("BroadVision" or the "Company") provides industrial-strength software application solutions for personalized, one-to-one business systems on the global Internet, Intranets, and Extranets. These solutions enable rapid and cost-effect prototyping, development, and on-going operation of electronic commerce, customer service, interactive publishing and knowledge management applications over the Net. The Company's products and services are targeted at business developing Web site applications for consumers and business customers as well as employees. The Company's products provide the open, scalable, database architecture, expert business logic, dynamic control, secure transaction processing, and matching-based personalization capabilities essential for profitable Net business. The Company specializes in end-to-end solutions for the financial services, retail, travel, media and telecommunications industries. The Company licenses its products to customers through a direct sales force, distributors, value-added resellers and system integrators. As of December 31, 1996, the Company had licensed to over 48 customers and has signed agreements with 32 partners worldwide.

PRODUCTS

  The BroadVision One-To-One application system provides businesses with an end-to-end solution for developing, implementing, operating, and maintaining Web site applications tailored to the needs and interests of individual Web site visitors. The Company's customers use BroadVision One-To-One to develop profitable Web site applications that engage visitors and encourage return visits through personalized interactions, capture marketing information from volunteered data and observed behavior, and generate revenues from electronic commerce activities and point-cast advertising. A principal feature of BroadVision One-To-One is a set of building blocks, called "dynamic objects" and "application templates," that implement capabilities required to build industrial-strength Web applications. These capabilities enable business managers to deliver content and information, promote products and brands, fulfill financial and information transactions, and nurture long-term relationships with their customers on a real-time basis. The key elements of the BroadVision One-To-One application system are described below:

  VISUAL DEVELOPMENT CENTER

  The BroadVision One-To-One Visual Development Center ("VDC") provides advanced Web site development tools rich in object oriented features for building BroadVision One-To-One applications. Because businesses have little time for application development, the BroadVision One-To-One VDC has features such as visual, point-and-click application construction without knowledge of HTML ("Hypertext Mark-up Language") syntax or low level application programming interfaces ("APIs"), default templates for basic business functions (order entry, payment clearing) for rapid application creation and deployment, and browser-independent, dynamic Web page generation. Additionally, there is an extensive library of dynamic objects that provide access to One-To-One services, including profile management, electronic commerce services such as virtual shopping carts and order processing, targeted content, and ad insertion. These enhance existing templates provide extensive sub-classes to build new objects. Furthermore, the VDC supports HTML, Java, and JavaScript as well as the HTML editor of your choice.

  APPLICATION CENTER

  The BroadVision One-To-One Application Center enables one-to-one applications to be installed on application servers for large-scale production Web site operations. The Application Center consists of an application engine, a session manager, object libraries, application templates, and object adapters. This system actively manages Web site content and interactions by assembling and organizing profile information from Web site visitors, interpreting visitor interactions and profile information according to application business rules and logic, dynamically targeting content, and processing online relational database management systems ("RDBMS") transactions. A key characteristic of the Application Center is its ability to interact with the BroadVision DCC application which, under control of non-technical business managers, defines business rules that the Application Center interprets to target information and content individually tailored to each Web site visitor. The BroadVision One-To-One Application Center utilizes the Common Object Request Broker Architecture standard to enhance performance and scalability for Web sites with high volume traffic. It also contains embedded versions of Sybase, Inc. ("Sybase") or Oracle Corporation ("Oracle") RDBMSs for high performance transaction throughput.

  DYNAMIC COMMAND CENTER

  The Dynamic Command Center (the "DCC") is a Windows 95 client application for editorial, advertising, marketing, and merchandising business managers. The DCC offers managers the ability to configure the operations of a Web site in real time using familiar, non-technical concepts. For example, through the DCC, a business manager can initiate a sale or promotion, send coupons to specifically targeted consumers, or change prices dynamically. The DCC also provides a means for managers to monitor the activity on Web sites, enabling them to evaluate the effectiveness of content and services being offered on the site.

  BROADVISION ONE-TO-ONE WEBAPPS-TM-

  The Company expects to expand its products by introducing BroadVision One-To-One WebApps, one of which is scheduled for release in the first half of 1997 and two of which are scheduled for release by the end of 1997. WebApps are Web-based enterprise applications that enable companies to increase profit and service by building a one-to-one relationship with their customers. One-To-One WebApps provide a solution framework that enables organizations to rapidly deploy specific applications, while minimizing the time needed to deliver personalized one-to-one functionality. One-To-One WebApps are built upon the BroadVision One-To-One application platform which provides the ability to target content based on a combination of user and services profiles, and to observe the behavior of users that use the application. This common platform allows functionality to be interchangeable between One-To-One WebApps. The One-To-One WebApps include specific application features for select vertical markets, predefined templates with dynamic objects, site navigation, business rules, reports, tools for content targeting, and a formal BroadVision One-To-One implementation plan.

  THE ANGLE-TM-

  The Angle is a personal information service powered by individual interests of Web users. Using a combination of content editors and BroadVision's One-To-One technology, The Angle matches daily information, including personal Web site reviews and recommendations, news, and columns with individuals. BroadVision's One-To-One rule-based matching technology enables The Angle to match users with their profile information in delivering direct and user-selected graphics and editors, one-to-one individual information recommendations, and recommendations from common interest groups called
"community."   These functions are achieved through implementation of
BroadVision One-To-One and its proprietary taxonomy modeling and matching technology that enables the process of managing personalized Web content.

  OTHER PRODUCTS

  The Company has entered into agreements which enable it to resell Oracle, Sybase, and other products that are sublicensed to end users in conjunction with the Company's products. License revenues from the products described in this paragraph constituted less than 1% of total software product license revenues in 1996.

SERVICES

  The Company's services operations offer consulting services through its Interactive Services Group ("ISG") consultants on a contract basis to customers seeking assistance in implementing custom applications of BroadVision One-To-One. Services provided by the Company fall into two broad categories, Professional Services and Client Support.

  PROFESSIONAL SERVICES

  The Company's Professional Services organization provides business application experience, technical expertise and product knowledge to complement its products and to provide solutions to customer business requirements. The major types of services provided include the following:

      MANAGEMENT CONSULTING involves in-depth analysis of the customer's specific needs and the preparation of detailed plans that list step-by-step actions and procedures necessary to achieve a timely and successful implementation of the Company's software products. Management Consulting services are generally offered on a time and materials basis.

      TECHNICAL CONSULTING involves evaluating and managing the customer's needs by supplying custom applications, custom interfaces, data conversions, and system conversions developed using the BroadVision One-To-One application system. These consultants participate in a wide range of activities, including requirements definition and application design, development and implementation. These consultants also provide advanced technology services focused on application development for custom objects and templates and database administration and tuning. These services are generally offered on a time and materials basis.

      EDUCATION SERVICES are offered to customers either at the Company's education facilities or at the customers' locations, as either standard or customized classes. These classes are priced at either fixed daily rates or on a per-class basis.

  CLIENT SUPPORT

  The Company's Client Support, which includes telephone support, upgrade rights to new releases, including patch releases as necessary, and product enhancements, is provided under the Company's standard maintenance agreements, which all of the Company's licensed customers have entered into. The annual maintenance fee for these services is based upon a percentage of the then-current list price for the perpetual licensed software fee, payable annually in advance. With each sale, the Company typically provides a 90-day warranty that the product complies with the Company's published documentation.

SALES AND MARKETING

  The Company markets its products primarily through a direct sales organization with operations in North America, Europe, and the Pacific Rim. At December 31, 1996, the Company's direct sales organization included 48 sales representatives, managers, applications consultants, and pre-sales and post-sales support personnel. The Company also contracts with commissioned agents in the Republic of Korea, Singapore, and Spain and in selected portions of the Japanese market.

  Although the Company generates leads from many sources, the majority of the Company's early leads have come from businesses seeking partners to develop interactive marketing and selling applications. Initial sales activities typically include a demonstration of BroadVision's One-To-One capabilities at the prospect's site, followed by one or more detailed technical reviews, usually presented at the Company's headquarters. Because the Company's market is at an early stage of development, the sales process usually involves a collaboration with the prospective customer in order to specify the scope of the application. The Company's ISG consulting staff typically plays a key role in helping customers to design, and then develop, their applications.

  The Company's marketing efforts are targeted at building market awareness, developing and managing relationships with systems integrators, value-added resellers, creative design and advertising agencies, and technology partners, and at highlighting the value of the Company's application system as both a marketing tool and an engine for processing sales transactions online. At December 31, 1996, 18 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning, and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars, and conferences, establishing and maintaining close relationships with recognized industry analysts, and maintaining the Company's Web site.

  The license of the Company's software products is often an enterprise-wide decision by prospective customers and can be expected to require the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by the customers or by the Company's ISG consultants over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delays in license transactions as a result of the lengthy sales cycle or delays in customer production or deployment of a system could have a material adverse effect on the Company's business, financial condition, and operating results, and can be expected to cause the Company's operating results to vary significantly from quarter to quarter.

  To date, the Company has primarily derived sales through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers, system integrators, and other third parties.

  The Company has also established relationships and agreements with vertical market specialists totaling 32 partners worldwide. By partnering with prominent hardware and software companies, the Company believes it can both expand its access to markets and lower its costs of distribution.

  The Company has a sales office at its headquarters in Los Altos, California and has North American sales offices in New York City and Chicago. The Company has subsidiaries in France, Germany, Japan, Switzerland, and the United Kingdom. The Company is currently establishing a sales office in Hong Kong.

  International revenues (from foreign operations and export sales) represented approximately 59% of the Company's revenues in 1996. A component of the Company's strategy is planned expansion of its international activities, and the Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements.

PRODUCT DEVELOPMENT

  The Company believes that its future success will depend in large part on its ability to enhance BroadVision One-To-One, develop new products, maintain technological leadership, and satisfy an evolving range of customer requirements for large-scale interactive online marketing and selling applications. The Company's product development organization is responsible for product architecture, core technology, product testing and quality assurance, writing product user documentation, and expanding the ability of BroadVision One-To-One to operate with the leading hardware platforms, operating systems, database management systems, and key electronic commerce transaction processing standards.

  Since inception, the Company has made substantial investments in product development and related activities. Certain technologies have been acquired and integrated into BroadVision One-To-One through licensing arrangements. As of December 31, 1996, there were 43 employees in the Company's product development organization. The Company's research and development expenses were $5.0 million, $2.6 million and $0.7 million in 1996, 1995 and 1994, respectively. To date, the Company has not capitalized any software development costs. The Company expects to continue to devote substantial resources to its product development activities.

COMPETITION

  The market for software solutions for industrial-strength Web applications is new, rapidly evolving, and intensely competitive. The Company expects competition to persist and intensify in the future. The Company's current and potential competitors are expected to include other vendors of application software directed at interactive commerce, Web content developers engaged in the development of custom software or in the integration of other applications software into custom solutions, and companies developing their own end-to-end solutions in-house.

   The Company has experienced and expects to continue to experience increased competition. The Company currently encounters direct competition from Connect, Inc., Netscape Communications Corporation, Open Market Incorporated, and Microsoft Corporation among others. Many of these competitors have longer operating histories and significantly greater financial, technical, marketing, and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers than the Company. Moreover, certain of the Company's current and potential competitors are likely to bundle their products in a manner that may discourage users from purchasing products offered by the Company. The Company has also experienced competition from third-party developers and in-house development efforts by potential customers and partners, both of which represent significant competition for the Company's products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. The Company believes it competes effectively with respect to these factors but there can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, and operating results.

PROPRIETARY RIGHTS AND LICENSES

  The Company provides its products to end users generally under nonexclusive, nontransferable licenses during the term of the agreement, which is usually in perpetuity. Under the general terms and conditions of the Company's standard license agreements, the licensed software may be used solely for internal operations pursuant to BroadVision's published licensing practices. The Company makes source code available for certain portions of its products.

  The Company has registered "BroadVision," "BroadVision One-To-One," "THE ANGLE," "TheAngle," "WebPoint," "One-To-One WebApps," and "Look Before You Link" as trademarks in the United States. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur or that copyright and trade secret protection will be available in certain countries.

  The Company does not hold any patents and currently relies on a combination of trade secret, copyright and trademark laws, and license agreements to protect its proprietary rights in its products. The Company believes its products, trademarks, copyrights and other proprietary rights do not infringe the rights of third parties, although there can be no assurances in this regard. The Company may, in the future, receive notices of claims of infringement of other parties trademark, copyright, and other proprietary rights. Although, to date, the Company has not received any such notices. The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to and distribution of its software, documentation, and other proprietary information.

  The Company believes that, because of the rapid pace of technological change on the World Wide Web, trade secret and copyright protection are less significant than factors such as the knowledge, ability, and experience of the Company's employees, frequent product enhancements, and the timeliness and quality of support services.

  The Company relies upon certain software that it licenses from third parties, including RDBMSs from Oracle and Sybase, object request broker software from IONA Ltd. ("IONA"), and other software which is integrated with internally developed software and used in the Company's software to perform key functions. In this regard, all of the Company's services incorporate data encryption and authentication technology licensed from RSA Data Security, Inc. ("RSA"). The loss or inability to maintain any of these technology licenses could result in delays in introduction of the Company's products and services until equivalent technology, if available, is identified, licensed, and integrated, which could have a material adverse effect on the Company's business, financial condition, and operating results.

EMPLOYEES

  As of December 31, 1996, the Company employed a total of 147 full-time employees, including 66 in sales and marketing, 43 in product development, 25 in professional services and client support, and 13 in finance, administration, and operations.

  The Company believes that its future success is dependent on attracting and retaining highly skilled engineering, sales and marketing, and senior management personnel. Competition for such personnel is intense, and there can be no assurance that the Company will continue to be able to attract and retain high-caliber employees. The Company's employees are not represented by any collective bargaining unit. The Company has never experienced a work stoppage and considers its employee relations to be good.


  EMPLOYEES--EXECUTIVE OFFICERS OF THE COMPANY

  The executive officers of the Company and their ages at February 28, 1997 are as follows:

       Name                     Age                     Position
------------------             ----     ----------------------------------------
Pehong Chen                     38      Chief Executive Officer, Chairman,
                                         President and Director
Randall Bolten                  44      Chief Financial Officer and Vice
                                         President, Operations
Clark W. Catelain               49      Vice President, Engineering
Mark D. Goros                   45      Vice President and general Manager of
                                         American Operations
Giuseppe Kobayashi              41      Vice President and General Manager of
                                         Japan/Asia-Pacific Operations
Francois Stieger                47      Vice president and General Manager of
                                        European Operations
Robert A. Runge                 41      Vice President, Marketing
Rani M. Hublou                  31      General Manager of Consumer Services
Perry W. Thorndyke              47      Vice President, Business and Channel
                                         Development
Shomit Ghose                    35      Vice President, Interactive Services
                                         Group


  PEHONG CHEN has served as President, Chairman, Chief Executive Officer, and a director of the Company since its incorporation in May 1993. From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, a supplier of client-server software products. From 1989 to 1992, Dr. Chen served as President of Gain Technology, a provider of multimedia applications development systems ("Gain"), which was acquired by Sybase. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University, and a Ph.D. in Computer Science from the University of California at Berkeley.

  RANDALL BOLTEN has served as Chief Financial Officer and Vice President, Operations, of the Company since September 1995. From 1994 to 1995, Mr. Bolten served as a financial consultant to various entrepreneurial enterprises. From 1992 to 1994, Mr. Bolten served as Chief Financial Officer of BioCad Corporation, a supplier of drug discovery software products. From 1990 to 1992, Mr. Bolten served as Chief Financial Officer, Business Development Unit, and then Vice President, Finance, of Teknekron Corporation, a company engaged in the management of various high technology companies. He received a A.B. in Economics from Princeton University and an M.B.A. from Stanford University.

  CLARK W. CATELAIN has served as Vice President, Engineering, of the Company since June 1995. From 1989 to May 1995, Mr. Catelain served as the Senior Vice President, Engineering of Gupta Corporation, a supplier of client/server database products. Mr. Catelain received a B.S. in Mathematics and Computer Science from Purdue University.

  MARK D. GOROS has served as Vice President and General Manager of American Operations of the Company since September 1994. From April 1992 to September 1994, Mr. Goros served as East Coast Manager of Sybase. From September 1990 to April 1992, Mr. Goros served as Vice President, Business Development and Marketing, of Techgnosis Incorporated USA, a provider of cross-platform data access technology for client/server environments. He received a B.S. in Computer Science from Bowling Green State University.

  GIUSEPPE KOBAYASHI has served as Vice President and General Manager of Japan/Asia-Pacific Operations of the Company since January 1995. From 1994 to the present, Mr. Kobayashi has also served as consultant to Wind River Systems, Inc., a supplier of software development systems. During 1993, Mr. Kobayashi was General Manager, Japan Operations, Gain Group at Sybase. During 1992, Mr. Kobayashi was General Manager of Operations at Gain. From 1990 to 1992, Mr. Kobayashi served as Managing Director of Asia Pacific Operations at Terradata Corporation, a supplier of database software. Mr. Kobayashi holds a B.S. in Computer Science from the University of San Francisco.

  FRANCOIS STIEGER has served as Vice President and General Manager of European Operations of the Company since January 1996. From July 1994 to December 1995, Mr. Stieger was employed as Senior Vice President, Europe and Middle East, for OpenVision Technologies, a supplier of distributed systems management products and services. From 1993 to 1994, Mr. Stieger served as Vice President, Europe of the Gain Division of Sybase. From 1987 to 1992, Mr. Stieger served as Vice President, Europe, Central and Southern region of Oracle, a supplier of relational database software. Mr. Stieger holds a Diplome Universitaire De Technologie in Mathematics and Mechanics from the University of Strasbourg.

  ROBERT A. RUNGE has served as Vice President, Marketing, of the Company since September 1995. From September 1992 to September 1995, Mr. Runge was employed at Sybase as Director of Product Marketing. From November 1990 to September 1992, Mr. Runge served as Director of Product Marketing at Gain. From 1989 to 1990, Mr. Runge served as Director of

Education Services at Oracle. He received a B.A. in Germanic Languages and Literature, a B.F.A. in Graphic Design and an M.B.A. from the University of Illinois.

  RANI M. HUBLOU has served as General Manager, Consumer Services, of the Company since September 1995. From June 1994 to August 1995, Ms. Hublou served as Director, Online Product Development and Director, Technical Operations, at Interactive Video Enterprises, a developer of multimedia products. From 1993 to 1994, Ms. Hublou served as Strategy Consultant at Rebuild LA, a nonprofit organization focused on economic development in Los Angeles. From 1990 to 1993, Ms. Hublou was an Associate at McKinsey & Company, a strategy consulting firm. She received a B.A. and M.B.A. in Industrial Engineering from Stanford University.

  PERRY W. THORNDYKE has served as Vice President, Business and Channel Development, of the Company since August 1996. From February 1995 to January 1996, Dr. Thorndyke served as a management consultant to and then Vice President, Marketing for Quintus Corporation, a supplier of client/server solutions for customer information management. From February 1994 to January 1995, Dr. Thorndyke served as an management consultant on technology strategy for customer information management systems to independent software vendors and user organizations. From May 1992 to January 1994, Dr. Thorndyke served as Vice President and Division Manager for retail banking systems at Wells Fargo Bank. From 1990 to May 1992, Dr. Thorndyke served as Senior Manager of Marketing and Business Development at Metaphor Computer Systems. a supplier of client/server software applications for PC-based support decision products. Dr. Thorndyke received a B.A. in Computer and Information Sciences from Yale University and a Ph.D. in Cognitive Psychology from Stanford University.

  SHOMIT GHOSE has served as Vice President, Interactive Services Group, of the Company since July 1996. From June 1995 to June 1996, Mr. Ghose served as Director of Interactive Services Group of the Company. From April 1990 to May 1995, Mr. Ghose served as Senior Director of Interactive Multimedia at nCube, a supplier of multimedia products and services. He received a B.A. in Computer Science from the University of California at Berkeley.

ITEM 2. PROPERTIES

  The Company's principal administration, research and development, sales, consulting, and support facilities are located in Los Altos, California, where the Company occupies approximately 18,000 square feet pursuant to a lease that expires in June 2000. The Company also occupies additional office facilities in Mountain View, California of approximately 9,525 square feet for administrative, sales, and marketing pursuant to a lease that expires in April 1999. Space is also rented by the Company in New York and Chicago for sales and support activities.

  The Company maintains additional operations in Courbevoie, France; Grasbrunn, Germany; Tokyo, Japan; Singapore; Thalwil, Switzerland; and London, United Kingdom. The Company has entered into a new lease agreement for a facility located in Redwood City, California in which the Company will occupy approximately 58,800 square feet pursuant to a lease that will expire in July 2007. The Company believes that this and other facilities are adequate for its current requirements.

ITEM 3. LEGAL PROCEEDINGS

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

                                   PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

  In June 1996, the Company completed an initial public offering ("IPO") of its Common Stock. As of March 1, 1997, the approximate number of stockholders of record of the Company's Common Stock was 216.

  The following table sets forth the range of the high and low sales prices for the Company's Common Stock, on the Nasdaq National Market, for each of the quarters of fiscal 1996 in which the Company's Common Stock was available for sale. The Company's Common Stock trades under the Nasdaq symbol "BVSN."

       FISCAL 1996                                     HIGH      LOW
       -----------                                   --------  --------
       Second quarter (from June 21, 1996)           $ 7 1/8   $ 6 7/8
       Third quarter                                 $ 8 3/8   $ 5 3/8
       Fourth quarter                                $ 9 1/16  $ 6 9/16

  The Company has never declared or paid cash dividends since its inception. The Company's present intention is to retain any future earnings to finance expansion of its business, and the Company does not intend to pay any cash dividends in the foreseeable future. Future dividends, if any, will be determined by the Board of Directors.

   In April 1996, the Company sold 634,375 shares of its Series E Preferred Stock to a small number of accredited investors at an aggregate offering price of $5,075,000. Upon the completion of the IPO, each of the Series E Preferred Stock converted into approximately 1.0309 shares of common stock of the Company. The sale and issuance of the Series E Preferred Stock was deemed to be exempt from registration under the Securities Act by virtue of Regulation D promulgated thereunder as a transaction not involving any public offering. The purchasers represented their intention to acquire the securities for investments only and not with a view to distribution. Appropriate legends are affixed to the stock certificates issued in the transaction. All recipients either received adequate information about the Company or had access, through employment or other relationships, to such information.

ITEM 6.  SELECTED FINANCIAL DATA

                           SELECTED CONSOLIDATED FINANCIAL DATA
                           (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                                       Years Ended December 31,
                                              -------------------------------------------
                                                                             May 13, 1993
                                                                        (date of inception) to
                                                                             December 31,
                                               1996      1995      1994          1993
                                             --------  --------  --------      --------
STATEMENT OF OPERATIONS DATA:
Total revenues                               $ 10,882      540         -         -
Operating loss                               $(10,697)  (4,478)   (1,771)     (143)
Net loss                                     $(10,145)  (4,318)   (1,670)     (136)
Net loss per share                           $  (0.54)   (0.23)
Shares used in computing net loss
  per share                                    18,815   18,543

BALANCE SHEET DATA:
Working capital                               $18,258    3,916     2,208     2,358
Total assets                                  $28,930    5,857     2,640     2,634
Long-term obligations                         $   587      593         -         -
Total shareholders' equity                    $21,016    4,254     2,526     2,478


   THE SELECTED FINANCIAL DATA SET FORTH ABOVE SHOULD BE READ IN CONJUNCTION WITH "MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS," THE FINANCIAL STATEMENTS OF THE COMPANY AND NOTES THERETO, AND OTHER FINANCIAL INFORMATION INCLUDED ELSEWHERE IN THIS FORM-10K AND OTHER REPORTS ON FILE. HISTORICAL RESULTS ARE NOT NECESSARILY INDICATIVE OF THE RESULTS TO BE EXPECTED IN THE FUTURE.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF OPERATIONS


  EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING
DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED UNDER THE
CAPTION "FACTORS AFFECTING OPERATING RESULTS" BELOW AND THOSE DISCUSSED UNDER THE CAPTION "RISK FACTORS" IN CERTAIN OF THE COMPANY'S REGISTRATION STATEMENT AND REPORTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION, INCLUDING THE PROSPECTUS WITH RESPECT TO THE IPO (THE "PROSPECTUS"). ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

OVERVIEW

  BroadVision provides industrial-strength software application solutions for personalized, one-to-one business systems on the global Internet, Intranets, and Extranets. These solutions enable rapid and cost-effect prototyping, development, and on-going operation of electronic commerce, customer service, interactive publishing and knowledge management applications over the Net. The Company's products and services are targeted at business developing Web site applications for consumers and business customers as well as employees. The Company's products provide the open, scalable, database architecture, expert business logic, dynamic control, secure transaction processing, and matching-based personalization capabilities essential for profitable Net business. The Company specializes in end-to-end solutions for the financial services, retail, travel, media and telecommunications industries. In September 1996, the Company launched a personalized Web service called "The Angle," which helps consumers more effectively utilize the Web. Using a combination of editors and BroadVision One-to-One technology, The Angle matches daily information with individuals including Web site reviews and recommendations, up-to-the-minute news and special features.

  The Company's revenues are derived from software license fees and fees for its services. The Company generally recognizes license fees when the software has been delivered, the customer acknowledges an unconditional obligation to pay, and the Company has no significant obligations remaining. Professional services revenues generally are recognized as services are performed. Maintenance revenues are recognized ratably over the term of the support period, which is typically one year. See Note 1 of Notes to Consolidated Financial Statements.

RESULTS OF OPERATIONS

  The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated. The Company recognized its first revenues in 1995.

                                  Year Ended December 31,
                                  -----------------------
                                      1996       1995
                                   ---------  ---------
Revenues:
  Software licenses                     68.6%       0.0%
  Services                              31.4      100.0
                                   ---------  ---------
     Total revenues                    100.0%     100.0%
                                   ---------  ---------
                                   ---------  ---------

Operating expenses:
  Cost of license revenues               3.0          -
  Cost of services revenues             19.9       46.1
  Research and development              45.8      476.9
  Sales and marketing                  110.9      249.6
  General and administrative            18.7      156.7
                                   ---------  ---------
     Total operating expenses          198.3      929.3
                                   ---------  ---------
Operating loss                         (98.3)    (829.3)
Interest and other, net                  5.1       29.7
                                   ---------  ---------
Net loss                               (93.2)%   (799.6)%
                                   ---------  ---------
                                   ---------  ---------

REVENUES

  Total revenues increased substantially from 1995 to 1996 primarily due to the fact that the Company's products were first commercially available in late December 1995. The Company's products were in development prior to 1996. Total revenues increased to $10,882,000 in 1996 from $540,000 in 1995.
There were no revenues in 1994. For 1996, North American revenues were $4,410,000, or 41% of total revenues, and international revenues were $6,472,000, or 59% of total revenues.

  SOFTWARE LICENSES. The Company derives license revenues primarily from the sale of three separate but related products: the BroadVision One-To-One Visual Development Center, used by developers as a platform for developing interactive marketing and selling applications; the BroadVision One-To-One Application Center, the engine for operating such applications; and the Dynamic Command Center ("DCC"), a Windows 95-based product enabling business managers to dynamically control business rules, such as pricing, and to obtain information on the status of the application. The Visual Development Center and the DCC are generally licensed on a per-seat basis, while the Application Center is generally licensed based on application size, consisting of two components: the number of profiled users tracked by the application and the number of services, or content providers, sharing the application. In 1996, the Company entered into an agreement with an international customer for a site license for its products for approximately $940,000. The Company may enter into other site license agreements in the future.

  Software license revenues were $7,464,000 in 1996. North American software license revenues were $3,071,000, or 41% of the total software license revenues, and international software license revenues were $4,393,000, or 59% of total software license revenues. There were no software license revenues in 1995 or 1994.

  SERVICES. Services revenues consist primarily of professional services and maintenance. The Company's professional services include design and implementation of applications based on BroadVision One-To-One application system, project management, custom development of objects and templates, and education and training regarding the Company's products. Services revenue from maintenance is generally derived from annual service agreements in which revenues are recognized ratably over the period of the agreement. Maintenance fees are generally based on 18% of the list price of the software purchased. Services revenues increased during 1996 from 1995 due to professional services and maintenance components of the increasing number of the Company's licenses of BroadVision One-to-One application systems. There were no services revenues in 1994.

  Total services revenues increased to $3,418,000 in 1996 from $540,000 in 1995. In 1996, total services revenues consisted primarily of $2,819,000 in professional services revenues, or 82% of total services revenues, and $599,000 in maintenance revenues, or 18% of total services revenues. North American services revenues were $1,339,000 and international services revenues were $2,079,000, which are similar to the Company's product license mix percentages. Total 1995 services revenues of $540,000 related primarily to a single contract development project. To the extent that the Company's strategy of developing strategic alliances with third parties such as system integrators is successful, professional services revenues as a percentage of total revenues may decrease. However, as the size of the Company's installed license base increases relative to new license revenues in any given period, maintenance revenues as a percentage of total revenues may increase. The Company derived these services revenues from approximately 60 accounts in 1996.

  The Company expects that international revenues will continue to account for a significant percentage of total revenues and expects to commit significant management time and financial resources to developing direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market demand for the BroadVision One-To-One application system.

  Nine customers accounted for 51% of the Company's total revenues for 1996. There can be no assurance that the Company's revenue mix to date provides any indication of the Company's future revenue mix.

OPERATING EXPENSES

  The Company's operating expenses have increased substantially since inception. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore, intends to increase expenditures in all operating areas.

  COST OF SOFTWARE LICENSES. Cost of software licenses includes the costs of royalties payable to third parties for software that is embedded in, or bundled together and sold with, the Company's products, product media and
duplication costs, and packaging and associated manufacturing costs.   The
amount of such royalties payable is generally related to the volume of sales made by the Company to its customers. Cost of software licenses was $330,000 in 1996, or approximately 4% of the related software product license revenues, and consisted primarily of third party royalties. The Company earned its first license revenues in the first quarter of 1996. There was no cost of software licenses in 1995 and 1994.

  COST OF SERVICES. Cost of services consists primarily of employee-related costs and fees of third-party consultants incurred in providing consulting, post-contract support, and training services. Cost of services increased to $2,164,000 in 1996 from $249,000 in 1995. This increase in cost of services was due to additions of consulting staff, employing outside consultants to meet short-term consulting arrangements, the increasing number of licenses of BroadVision One-to-One with a support or maintenance component, and the increasing fixed costs resulting from the Company's expansion of its services organization. The Company expects that services costs will continue to increase in absolute dollar amounts as the Company expands its services organization.

  RESEARCH AND DEVELOPMENT. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees related to the development of the Company's products. Research and development expenses for 1996, 1995 and 1994 were $4,985,000, $2,575,000 and
$748,000, respectively. Research and development expenses increased by approximately 94% in 1996 as compared to 1995. Research and development expenses in 1995 represented a 244% increase over 1994. The increases in the research and development expenses are primarily attributable to costs of additional personnel in the Company's research and development operations. The Company continues to direct product development expenditures toward developing new products and enhancing existing products. During 1996, the Company's research and development expenses included amounts attributable to enhancing the BroadVision's One-To-One application system, developing vertical application solutions utilizing its expanding libraries of reusable application objects and templates, and international localized versions of the BroadVision One-To-One application system. The Company anticipates that research and development expenses will continue to increase in absolute dollars for 1997. All expenditures related to research and development have been expensed as incurred and, therefore, no amortization of capitalized software development costs is included. See Note 1 of Notes to Consolidated Financial Statements.

  SALES AND MARKETING. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenses for marketing programs such as collateral materials, trade shows, public relations, and creative services. Sales and marketing expenses for 1996, 1995 and 1994 were $12,066,000, $1,348,000 and $512,000, respectively. Sales and marketing expenses increased by approximately 795% in 1996 as compared to 1995. Sales and marketing expenses in 1995 represented a 163% increase over 1994. The increases in sales and marketing expenses reflect primarily the cost of hiring additional sales and marketing personnel, developing and expanding its sales distribution channels, developing and deploying The Angle, and expanding promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase significantly in absolute dollars.

  GENERAL AND ADMINISTRATIVE. General and administrative expenses consist primarily of salaries, other employee-related costs, and fees for professional services. General and administrative expenses for 1996, 1995 and 1994 were $2,034,000, $846,000 and $511,000, respectively. General and administrative expenses increased by approximately 141% in 1996 as compared to 1995. General and administrative expenses in 1995 represented a 66% increase over 1994. The major causes of the increase in 1996 were the hiring of additional administrative and management personnel, increased professional fees, the establishment of a provision for doubtful accounts, and the addition of other infrastructure to support the expansion of the Company's operations. The Company expects to continue to add administrative staff to support broadened operations, expand North American and international office facilities, and incur costs related to being a public company and, therefore, expects general and administrative expenses to increase significantly in absolute dollars.

  Prior to the Company's initial public offering ("IPO"), the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options. These amounts were initially recorded as deferred compensation and will be amortized to cost of services, research and development, selling and marketing, and general and administrative expenses over the vesting periods of the options, generally 60 months. The deferred compensation amortized in 1996 and 1995 was $513,000 and $100,000, respectively. There was no deferred compensation amortized in fiscal 1994. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through 2003, but such effect will be significantly reduced beginning in the third quarter of 2001. See Note 5 of Notes to Consolidated Financial Statements.

  OTHER INCOME AND EXPENSE. Other income and expense consist primarily of interest income, and interest and other expense. Interest income for 1996, 1995 and 1994 was $710,000, $191,000 and $101,000, respectively. Interest income increased by approximately 272% in 1996 as compared to 1995. Interest income in 1995 represented a 89% increase over 1994. The increase in interest income in 1996 was due primarily to the Company completing its IPO in June 1996, the proceeds of which, after expenses were approximately $20,700,000, which were invested in short-term interest bearing instruments.

  INCOME TAXES. At December 31, 1996, the Company had federal net operating loss carryforwards of approximately $13.9 million. Utilization of the carryforwards may be subject to annual limitation due to changes in the Company's ownership resulting from the Company's Preferred Stock financings and the IPO. A valuation allowance has been recorded for the entire deferred tax asset as a result of uncertainties regarding the realization of the asset due to lack of earnings history of the Company. See Note 8 of Notes to Consolidated Financial Statements.

    Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets as it has determined that it is more likely than not that the deferred tax assets will not be realized. The Company's accounting for deferred taxes under Statement of Financial Accounting Standards No. 109 involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets.
To support the Company's conclusion that a full valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and expected near-term future losses, the nature of the Company's deferred tax assets, and the lack of significant firm sales backlog. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans were not considered sufficient to overcome the available negative evidence.

LIQUIDITY AND CAPITAL RESOURCES

  Prior to the IPO, the Company financed its operations primarily through private placements of Common and Preferred Stock, which provided net proceeds totaling $15.5 million through May 1996. The IPO yielded net proceeds of approximately $20.7 million. At December 31, 1996, the Company had approximately $19.7 million in cash, cash equivalents, and short-term investments. The Company currently has no significant capital commitments other than commitments under equipment and operating leases. See Note 7 of Notes to Consolidated Financial Statements. The Company has no credit facilities, and does not believe that it will require credit facilities for at least the next 12 months.

  The Company anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" in the Prospectus and those discussed under the caption "Factors Affecting Operating Results'' below and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

FACTORS AFFECTING OPERATING RESULTS

  Future operating results of the Company depend upon many factors and are subject to various risks and uncertainties. Some of those important risks and uncertainties which may cause the Company's operating results to vary or which may materially and adversely affect BroadVision's operating results are as follows:

  INDUSTRY. The Company's products and services facilitate online communications and commerce over public and private networks. The market for the Company's products and services is at a very early stage of development and is rapidly evolving. Demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where acquisition of the product requires a large capital commitment or other significant commitment of resources. Adoption of online commerce and communication will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. This uncertainty is compounded by the risks that consumers and enterprises will not adopt online commerce and communication and that an appropriate infrastructure necessary to support increased commerce and communication on the Internet will fail to develop, in each case, to a sufficient extent and within an adequate time frame to permit the Company to succeed.

  Sales of most of the Company's products and services will depend upon the adoption of the Internet as a widely used medium for commerce and communication. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility, and quality of service) remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and communication on the Internet. If the critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure and complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition, and operating results will be materially adversely affected.

  COMPETITION. The market for software solutions for industrial-strength Web applications is new, rapidly evolving, and intensely competitive. The Company expects competition to persist and intensify in the future. The Company's current and potential competitors include other vendors of application software directed at interactive commerce, Web content developers engaged in the development of custom software or in the integration of other application software into custom solutions, and companies developing their own end-to-end solutions in house.

  The Company has experienced and expects to continue to experience increased competition. Many of these competitors have longer operating histories, and significantly greater financial, technical, marketing, and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, offer more attractive terms to purchasers, and bundle their products in a manner that may discourage users from purchasing products offered by the Company. The Company has experienced competition from third-party developers and in-house development efforts by potential customers or partners, both of which represent significant competition for the Company's products. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete effectively with current or future competitors or that the competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Competition" in Item 1.

  PRODUCTS. The information services, software, and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and emerging industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable. The Company's future success will depend on its ability to develop leading technologies, enhance its existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that the Company will be successful in these areas. If the Company is unable, for technical or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner in response to changing market conditions or customer requirements or if new products and services do not achieve market acceptance, the Company's business, financial condition, and operating results will be materially adversely affected.

  DEPENDENCE ON CERTAIN LICENSES. The Company relies in part on certain technology, which it licenses from third parties which is integrated with internally developed software and used in the Company's software to perform key functions. In this regard, all of the Company's services incorporate data encryption and authentication technology licensed from RSA. The loss or inability to maintain any of these technology licenses could result in delays in introduction of the Company's products and services until equivalent technology, if available, is identified, licensed, and integrated, which could have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Proprietary Rights and Licenses" in Item 1.

  VARIABILITY OF QUARTERLY RESULTS. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability. Accordingly, the Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company in its early state of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce, and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus.

  The Company also expects that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt, fulfillment and deployment of such orders is likely to cause material fluctuations in the Company's operating results, particularly on a quarterly basis, as with many software companies. Specifically, the Company is taking steps to accelerate the pace of deployment which could result in acceleration of revenue recognition and consequently, the potential for greater fluctuation in quarterly operating results. The Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. Due to these factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.


ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The information required by this Item is incorporated by reference herein from Part IV Item 14(a) (1) and (2).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
        ACCOUNTING AND FINANCIAL DISLCOSURE

  None.

                                    PART III

    Certain information required by Part III is incorporated by reference in this Report from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A ( the "Proxy Statement").

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  The information concerning the Company's directors required by this Item is incorporated by reference from the Proxy Statement. The information concerning the Company's executive officers required by this Item appears under the caption "Employees--Executive officers of the Company" in Item 1.

ITEM 11.  EXECUTIVE COMPENSATION

  The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICAL OWNERS AND
          MANAGEMENT

  The information required by this Item is incorporated by reference from the Proxy Statement.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information required by this Item is incorporated by reference from the Proxy Statement.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
          FORM 8-K

  (a)  The following documents are filed as a part of this Report.

     1. CONSOLIDATED FINANCIAL STATEMENTS. The following Consolidated Financial Statements of BroadVision, Inc. are filed as part of this report:


                                                             Page
                                                           --------
          Independent Auditors' Report                       F-1
          Consolidated Balance Sheets                        F-2
          Consolidated Statements of Operations              F-3
          Consolidated Statements of Shareholders' Equity    F-4
          Consolidated Statements of Cash Flows              F-5
          Notes to Consolidated Financial Statements         F-6

     2.   FINANCIAL STATEMENT SCHEDULE.
          Schedule II - Valuation and Qualifying Accounts

     3. EXHIBITS. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statements are filed as part of, or incorporated by reference into, this Report.

  (b) REPORTS ON FORM 8-K. No reports on Form 8-K were filed by the Company during the fiscal quarter ended December 31, 1996.

                         REPORT OF INDEPENDENT ACCOUNTANTS


The Board of Directors and Shareholders
BroadVision, Inc.:


   We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and subsidiaries, as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996. In connection with our audits of the consolidated financial statements, we have also audited the financial schedule as listed in the accompanying index at 14(a)2. These consolidated financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements and financial statement schedule based on our audits.

   We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 1996 and 1995, and the results of their operations and cash flows for each of the years in the three-year period ended December 31, 1996, in conformity with generally accepted accounting principles. Also in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

                                        KPMG PEAT MARWICK LLP


San Jose, California
January 28, 1997, except as to paragraph 1 of Note 7
which is as of February 5, 1997

                         BROADVISION, INC. AND SUBSIDIARIES
                             CONSOLIDATED BALANCE SHEETS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                       ASSETS
                                                                  DECEMBER 31,
                                                              --------------------
                                                                1996        1995
                                                              --------    --------
Current assets:
  Cash and cash equivalents                                   $ 17,608    $  4,311
  Short-term investments                                         2,112         196
  Accounts receivable, less allowance for doubtful accounts
     and returns of $191 and $ 0, respectively                   5,548         395
  Prepaid expenses and other current assets                        317          24
                                                              --------    --------
       Total current assets                                     25,585       4,926
Property and equipment, net                                      3,024         868
Other assets                                                       321          63
                                                              --------    --------
       Total assets                                           $ 28,930    $  5,857
                                                              --------    --------
                                                              --------    --------
                  LIABILITIES AND SHAREHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                            $    958    $    161
  Accrued expenses                                               2,526         327
  Unearned revenue                                               2,625         355
  Deferred maintenance                                             924           -
  Current portion, capital lease obligations                       294         167
                                                              --------    --------
       Total current liabilities                                 7,327       1,010
Long-term portion, capital lease obligations                       495         516
Other liabilities                                                   92          77
                                                              --------    --------
       Total liabilities                                         7,914        1603
                                                              --------    --------

Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock, $.0001 par value;
     5,000 and 10,000 shares authorized; -0- and 8,601 shares
     issued and outstanding in 1996 and 1995, respectively           -           1
  Common stock, $.0001 par value; 50,000 shares authorized;
     19,908 and 6,308 shares issued and outstanding in 1996
     and 1995, respectively.                                         2           1
  Additional paid-in capital                                    39,316      11,412
  Deferred compensation related to grant of stock options       (2,033)     (1,036)
  Accumulated deficit                                          (16,269)     (6,124)
                                                              --------    --------
       Total stockholders' equity                               21,016       4,254
                                                              --------    --------
       Total liabilities and stockholders' equity             $ 28,930    $  5,857
                                                              --------    --------
                                                              --------    --------

             See accompanying notes to consolidated financial statements.

                         BROADVISION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF OPERATIONS
                       (IN THOUSANDS, EXCEPT PER SHARE DATA)


                                               YEAR ENDED       YEAR ENDED      YEAR ENDED
                                               DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                  1996             1995            1994
                                               ------------    -------------   -------------
Revenues:
  Software licenses                            $      7,464    $           -   $           -
  Services                                            3,418              540               -
                                               ------------    -------------   -------------
     Total revenues                                  10,882              540               -
Operating expenses:
  Cost of software licenses                             330                -               -
  Cost of services                                    2,164              249               -
  Research and development                            4,985            2,575             748
  Sales and marketing                                12,066            1,348             512
  General and administrative                          2,034              846             511
                                               ------------    -------------   -------------
     Total operating expenses                        21,579            5,018           1,771
                                               ------------    -------------   -------------
     Operating loss                                 (10,697)          (4,478)         (1,771)
Interest income                                         710              191             101
Interest  and other expense                            (158)             (31)              -
                                               ------------    -------------   -------------
     Net loss                                  $    (10,145)   $      (4,318)  $      (1,670)
                                               ------------    -------------   -------------
                                               ------------    -------------   -------------
Net loss per share                             $    (0.54)     $       (0.23)
                                               ------------    -------------
                                               ------------    -------------
Shares used in computing net loss per share          18,815           18,543
                                               ------------    -------------
                                               ------------    -------------


                    See accompanying notes to consolidated financial statements.

                              BROADVISION, INC. AND SUBSIDIARIES
                       CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
                                       (In thousands)


                                                                       Convertible Preferred     Common
                                                                              Stock              Stock              Additional
                                                                       --------------------- ------------------
                                                                         Shares    Amount    Shares    Amount     Paid-in capital
                                                                        -------    ------    ------    ------     ---------------
Balances as of December 31, 1993                                          4,267    $    1     5,700    $    1     $         2,612
Issuance of common stock at $0.05 per share                                   -         -     1,020         -                  51
Issuance of Series B convertible preferred stock at $1.25 per share       1,333         -         -         -               1,667
Net loss                                                                      -         -         -         -                   -
                                                                        -------    ------    ------    ------     ---------------
Balances of December 31, 1994                                             5,600         1     6,720         1               4,330
Issuance of common stock at $ 0.05 to $ 0.12 per share                        -         -       334         -                  31
Issuance of Series C convertible preferred stock at $2.00 per
share, net of issuance costs of $49                                       3,001         -         -         -               5,952
Common stock repurchased                                                      -         -      (746)        -                 (37)
Deferred compensation related to grant of stock options                       -         -         -         -               1,136
Amortization of deferred compensation
Net loss                                                                      -         -         -         -                   -
                                                                        -------    ------    ------    ------     ---------------
Balances as of December 31, 1995                                          8,601         1     6,308         1              11,412
Issuance of Series C convertible preferred stock at $2.00 per share           3         -         -         -                   6
Issuance of Series E convertible preferred stock at $8.00 per share         634         -         -         -               5,055
Deferred compensation related to grant of stock options                       -         -         -         -               1,510
Amortization of deferred compensation
Issuance of common stock in initial public offering                           -         -     3,360         -              20,755
Issuance under stock option plans                                             -         -       982         -                 184
Conversion of preferred Series A,B,C and E to common stock               (9,238)       (1)    9,258         1                   -
Proceeds from employee stock purchase plan contributions                      -         -         -         -                 394
Net loss                                                                      -         -         -         -                   -
                                                                        -------    ------    ------    ------     ---------------
Balances as of December 31, 1996                                              -    $    -    19,908    $    2     $        39,316
                                                                        -------    ------    ------    ------     ---------------
                                                                        -------    ------    ------    ------     ---------------

                                                                                            Deferred
                                                                                          Compensation         Total
                                                                        Accumulated     related to grant   shareholders'
                                                                         deficit        of stock options      equity
                                                                         -------        ----------------     -------
Balances as of December 31, 1993                                         $  (136)       $              -     $ 2,478
Issuance of common stock at $0.05 per share                                    -                       -          51
Issuance of Series B convertible preferred stock at $1.25 per share            -                       -       1,667
Net loss                                                                  (1,670)                      -      (1,670)
                                                                        --------        ----------------     -------
Balances of December 31, 1994                                             (1,806)                      -       2,526
Issuance of common stock at $ 0.05 to $ 0.12 per share                         -                       -          31
Issuance of Series C convertible preferred stock at $2.00 per
share, net of issuance costs of $49                                            -                       -       5,952
Common stock repurchased                                                       -                       -         (37)
Deferred compensation related to grant of stock options                        -                  (1,136)          -
Amortization of deferred compensation                                                                100         100
Net loss                                                                  (4,318)                      -      (4,318)
                                                                        --------        ----------------     -------
Balances as of December 31, 1995                                          (6,124)                 (1,036)      4,254
Issuance of Series C convertible preferred stock at $2.00 per share            -                       -           6
Issuance of Series E convertible preferred stock at $8.00 per share            -                       -       5,055
Deferred compensation related to grant of stock options                        -                  (1,510)          -
Amortization of deferred compensation                                                                513         513
Issuance of common stock in initial public offering                            -                       -      20,755
Issuance under stock option plans                                              -                       -         184
Conversion of preferred Series A,B,C and E to common stock                     -                       -           -
Proceeds from employee stock purchase plan contributions                       -                       -         394
Net loss                                                                 (10,145)                      -     (10,145)
                                                                        --------        ----------------    --------
Balances as of December 31, 1996                                        $(16,269)       $         (2,033)   $ 21,016
                                                                        --------        ----------------    --------
                                                                        --------        ----------------    --------


               See the accompanying notes to consolidated financial statements.

                            BROADVISION, INC. AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                      (In thousands)

                                                         YEAR ENDED       YEAR ENDED      YEAR ENDED
                                                         DECEMBER 31,     DECEMBER 31,    DECEMBER 31,
                                                            1996             1995            1994
                                                         ------------    -------------   -------------
Cash flows from operating activities:
 Net loss                                                $    (10,145)   $      (4,318)  $      (1,670)
 Adjustments to reconcile net loss to net cash
  used for operating activities:
   Depreciation and amortization                                  753              120              83
   Amortization of deferred compensation                          513              100               -
   Allowance for doubtful accounts and returns                    196                -               -
   Changes in operating assets and liabilities:
   Accounts receivable                                         (5,349)            (395)              -
   Prepaid expenses, other current assets, and
     other assets                                                (551)             (53)            (13)
   Accounts payable and accrued expenses                        2,996              374             (42)
   Unearned revenue and deferred maintenance                    3,194              355               -
   Other liabilities                                               15               77               -
                                                         ------------    -------------   -------------
     Net cash used in operating activities                     (8,378)          (3,740)         (1,642)
Cash flows from investing activities:
 Acquisition of property and equipment                         (2,529)            (679)           (282)
 Purchase of short-term investments                            (2,112)            (196)         (1,489)
 Maturity of short-term investments                               196            1,489           1,000
                                                         ------------    -------------   -------------
     Net cash provided by (used in) investing
      activities                                               (4,445)             614            (771)
Cash flows from financing activities:
 Proceeds from issuance of common stock                        21,333               31              51
 Proceeds from issuance of preferred stock                      5,061            5,952           1,667
 Repurchase of common stock                                         -              (37)              -
 Proceeds from sale/leaseback                                       -              748               -
 Payments on capital lease                                       (274)             (65)              -
                                                         ------------    -------------   -------------
     Net cash provided by financing activities                 26,120            6,629           1,718
                                                         ------------    -------------   -------------
Net increase (decrease) in cash and cash equivalents           13,297            3,503            (695)
Cash and cash equivalents, beginning of year                    4,311              808           1,503
                                                         ------------    -------------   -------------
Cash and cash equivalents, end of year                   $     17,608    $       4,311   $         808
                                                         ------------    -------------   -------------
                                                         ------------    -------------   -------------
Non-cash investing and financing activities:
 Acquisition of equipment under capital lease            $        380    $           -   $           -
                                                         ------------    -------------   -------------
                                                         ------------    -------------   -------------
 Deferred compensation related to stock options
  granted below fair market value                        $      1,510    $       1,136   $           -
                                                         ------------    -------------   -------------
                                                         ------------    -------------   -------------

                    See accompanying notes to consolidated financial statements.

                         BROADVISION, INC. AND SUBSIDIARIES
                     NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(1)  ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

   BASIS OF PRESENTATION

   The accompanying consolidated financial statements include the accounts of BroadVision, Inc. and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

   BUSINESS OF THE COMPANY

   BroadVision, Inc. (the "Company") provides an integrated software application system, BroadVision One-To-One-TM-, that enables the creation of applications allowing non-technical business managers to tailor Internet marketing and selling services to the needs and interests of individual World Wide Web site visitors, personalizing each visit on a real-time basis. Prior to the second quarter of 1996, the Company was in the development stage. The Company is no longer in the development stage.

   USE OF ESTIMATES

   The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

   CASH, CASH EQUIVALENTS AND SHORT-TERM INVESTMENTS

   The Company considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. Cash equivalents consisted of approximately $15,000 in money market funds and $16,729,000 in commercial paper as of December 31, 1996. There were no cash equivalents as of December 31, 1995.

    As of December 31, 1996 and 1995, short-term investments consisted of commercial paper and bankers' acceptances, respectively. Short-term investments as of December 31, 1996 and 1995, are classified as available for sale, have maturities of less than a year and are carried at amortized cost, which approximates market value.

   CONCENTRATIONS OF CREDIT RISK

   Financial instruments that potentially subject the Company to a concentration of credit risk principally consist of trade accounts receivable. The Company performs ongoing credit evaluations of its customers and generally does not require collateral on accounts receivable, as the majority of the Company's customers are large, well established companies. The Company maintains reserves for potential credit losses, but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

   FAIR VALUE OF FINANCIAL INSTRUMENTS

   The fair value of the Company's cash and cash equivalents, accounts receivable, and accounts payable approximate their respective carrying amounts defined as the amount at which the instrument could be exchanged in a current transaction between willing parties.

   IMPAIRMENT OF LONG-LIVED ASSETS

   The Financial Accounting Standards Board recently adopted SFAS No. 121, ACCOUNTING FOR THE IMPAIRMENT OF LONG-LIVED ASSETS AND FOR LONG-LIVED ASSETS TO BE DISPOSED OF. This statement requires long-lived assets to be evaluated for impairment whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable. The Company adopted SFAS No. 121 on January 1, 1996. The adoption of SFAS No. 121 did not have a material impact on the Company's consolidated results of operations.

   EMPLOYEE STOCK OPTION AND PURCHASE PLANS

   The Company accounts for its stock-based compensation plans in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, ACCOUNTING FOR STOCK ISSUED TO EMPLOYEES, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. On January 1, 1996, the Company adopted the disclosure requirements of Statement of Financial Accounting Standards (SFAS) No. 123, ACCOUNTING FOR STOCK-BASED COMPENSATION. Under SFAS No. 123, the Company must disclose pro forma net loss and pro forma loss per share for employee stock option grants and employee stock purchases made in 1995 and future years as if the fair-value-based method defined in SFAS No. 123 had been applied.

   PROPERTY AND EQUIPMENT

   Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives, which range from two to five years. Leasehold improvements are amortized over their useful lives or the life of the lease, whichever is shorter.

   REVENUE RECOGNITION

   The Company's revenue recognition policies are in accordance with Statement of Position No. 91-1, SOFTWARE REVENUE RECOGNITION, and are as follows:

   - Software license revenues are recognized when the software has been delivered, the customer acknowledges an unconditional obligation to pay, and the Company has no significant obligations remaining.
   - Professional services revenues are recognized as such services are performed.
   - Maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future enhancements, are deferred and recognized over the related contract period, generally twelve months.

   RESEARCH AND DEVELOPMENT

   Development costs incurred in research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to recoverability. As of December 31, 1996, no software development costs have been capitalized.

   INCOME TAXES

   The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases.

   TRANSLATION OF FOREIGN CURRENCIES

   The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Resulting foreign exchange gains and losses, which have been insignificant, are included in the results of operations.

   NET LOSS PER SHARE

   The net loss per share is computed using net loss and, for periods prior to the Company's initial public offering ("IPO"), a pro forma share amount based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as-if-converted" basis, using the exchange rate in effect at the IPO date and, in accordance with certain Securities and Exchange Commission Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial filing date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. For periods subsequent to the IPO, net loss per share is based on weighted average shares outstanding. Historical net loss per share for 1994 has been omitted as the amount is not meaningful.

(2) PROPERTY AND EQUIPMENT
   A summary of property and equipment follows (in thousands):

                                                            December 31,
                                                           --------------
                                                            1996   1995
                                                           ------ ------
      Furniture and fixtures                               $  539 $  92
      Computer and software                                 3,210   844
      Leasehold improvements                                  138    42
                                                           ------ ------
                                                            3,887   978
      Less accumulated depreciation and amortization          863   110
                                                           ------ ------
                                                           $3,024 $  868
                                                           ------ ------
                                                           ------ ------

   Depreciation and amortization expense was $753,000 and $120,000 for the years ended December 31, 1996 and 1995, respectively. Leased equipment totaled approximately $1,105,000 and $748,000 as of December 31, 1996 and 1995, respectively. Accumulated depreciation of leased equipment totaled approximately $355,000 and $70,000 as of December 31, 1996 and 1995, respectively.

(3) ACCRUED EXPENSES
   A summary of accrued expenses follows (in thousands):

                                                            December 31,
                                                           --------------
                                                            1996   1995
                                                           ------ ------
      Employee benefits                                    $  254 $   66
      Commissions and bonuses                                 696     64
      Deferred compensation                                     -    107
      Directors and officers insurance premiums               283      -
      Taxes payable                                           129      -
      Contractor fees                                         489     45
      Other                                                   675     45
                                                           ------ ------
                                                           $2,526 $  327
                                                           ------ ------
                                                           ------ ------

(4) UNEARNED REVENUES
   A summary of unearned revenue follows (in thousands):

                                                            December 31,
                                                           --------------
                                                            1996   1995
                                                           ------ ------
      Software license                                     $2,217 $    -
      Services                                                408    355
                                                           ------ ------
                                                           $2,625 $  355
                                                           ------ ------
                                                           ------ ------

(5) STOCKHOLDERS' EQUITY

   CONVERTIBLE PREFERRED STOCK

   All outstanding convertible preferred stock and warrants to purchase convertible preferred stock were converted to common stock and warrants to purchase common stock at the time of the IPO.

   WARRANTS

   As of December 31, 1996, there was one warrant outstanding to acquire 33,750 shares of common stock at $2.00 per share.

   COMMON STOCK

   The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option plan. Accordingly, the Company has recorded deferred compensation of $1,510,000 and $1,136,000 for fiscal 1996 and 1995, respectively, for the difference between the grant price and the deemed fair value of the common stock underlying options granted in 1995 and through March 1996. This amount is being amortized to expense over the vesting period of the individual options, generally five years.

   Had compensation cost for the Company's stock option plan been determined consistent with SFAS No. 123, the Company's reported net loss of $10,145,000 and net loss per share of $0.54 for the year ended December 31, 1996, would have been increased to $11,270,000 and $0.60, respectively, on a pro forma basis. The pro forma net loss and net loss per share for the year ended December 31, 1995, would not have been materially different from the reported loss.

   The Company has reserved 5,000,000 shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or non-qualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the grant date. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to options will become exercisable per year.

   When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment.

   The Company's President and Chief Executive Officer holds an option to purchase 500,000 shares of common stock at an exercise price of $4.00 per share. The shares subject the option vest ratably on a monthly basis over a 60-month period commencing April 1, 1995. As of December 31, 1996, 175,000 shares were vested.

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants in both 1996 and 1995: no dividend yield; expected volatility of 60%; risk-free interest rate of 6.5%; and expected lives of 5 years.

   The effects of these pro forma disclosures are not representative of the pro forma effects on future periods because options vest over several years and additional awards are made.

   Activity in the Company's stock option plan is as follows (in thousands, except per share data):

                                      1996                         1995
                              --------------------       ----------------------
                                         WEIGHTED-                    WEIGHTED-
                                         AVERAGE                      AVERAGE
                              SHARES     EXERCISE         SHARES      EXERCISE
   FIXED OPTIONS              (000)      PRICE            (000)       PRICE
----------------------       --------   ----------        --------   ----------

Outstanding at beginning
   of year                      1,924        $0.13           1,004        $0.06
Granted                         1,849         3.98           1,916         0.14
Exercised                      (1,092)        0.18            (334)        0.09
Forfeited                        (288)        2.83            (662)        0.06
                               ------        -----           -----        -----
Outstanding at end of year      2,393         2.75           1,924         0.13
                               ------                        -----
                               ------                        -----
Options vested at
   year-end                       309                          200
Weighted-average fair
   value of options
   granted during
   the year                     $2.29                        $0.08


The following table summarizes information about the stock options outstanding at December 31, 1996:


                                                 OPTIONS OUTSTANDING                         OPTIONS VESTED
                                   -------------------------------------------      ---------------------------------
                                     NUMBER        WEIGHTED-AVG.                        NUMBER
      RANGE                        OUTSTANDING       REMAINING                       EXERCISABLE
       OF                          AT 12/31/96   CONTRACTUAL LIFE   WEIGHTED-AVG.    AT 12/31/96        WEIGHTED-AVG.
 EXERCISE PRICES                      (000)           IN YEARS     EXERCISE PRICE       (000)          EXERCISE PRICE
-----------------                  -----------   ----------------  --------------    ------------      --------------
  $0.06 to 0.12                           570                 8.1           $0.08             203               $0.06
   0.20 to 0.20                           569                 9.0            0.20              55                0.20
   0.40 to 5.50                           588                 9.4            3.17              48                0.40
   5.62 to 7.00                           519                 9.4            6.65               2                7.00
   7.38 to 7.88                           147                 9.9            7.56               1                7.88
                                   -----------   ----------------  --------------    ------------      --------------
  $0.06 to 7.88                         2,393                 9.0            2.75             309                0.22
                                   -----------   ----------------  --------------    ------------      --------------
                                   -----------   ----------------  --------------    ------------      --------------

   As of December 31, 1996, 740,000 shares were subject to repurchase at a weighted-average price of $0.17.


   The Company grants options outside of the Company's stock option plan. These options generally vest over 5 years. The fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with the following assumptions for both 1996 and 1995: no dividend yield; expected volatility of 60%; risk-free interest rate of 6.5%; and expected lives of 5 years.

A summary of options outside of the plan is presented below:


                                      1996                         1995
                              --------------------       ----------------------
                                         WEIGHTED-                    WEIGHTED-
                                         AVERAGE                      AVERAGE
                              SHARES     EXERCISE         SHARES      EXERCISE
 PERFORMANCE OPTIONS           (000)      PRICE            (000)       PRICE
----------------------       --------   ----------        --------   ----------

Outstanding at beginning
   of year                         20        $0.20               -            -
Granted                           727         3.46              20         0.20
Exercised                         (20)        0.20               -            -
Forfeited                         (16)        0.80               -            -
                               ------        -----           -----        -----
Outstanding at end of year        711         3.52              20         0.20
                               ------                        -----
                               ------                        -----
Options vested at
   year-end                       197         4.35               -            -
Weighted-average fair
   value of options
   granted during
   the year                     $2.03                        $0.12


   As of December 31, 1996, 711,000 options outstanding have exercise prices between $0.08 and $7.00 and a weighted-average contractual life of 9.1 years.

   As of December 31, 1996, 16,000 shares were subject to repurchase at $0.20.

   EMPLOYEE STOCK PURCHASE PLAN

   The Board of Directors has reserved 600,000 shares for issuance under the Company's Employee Stock Purchase Plan ("The Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan.

   Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions: no dividend yield; an expected life of one year; expected volatility of 60%; and risk-free interest rate of 6.5%. The weighted-average fair value of those purchase rights granted in 1996 was $2.61.

(6) CREDIT CONCENTRATIONS

    In 1996, one customer accounted for approximately $1,068,000 or 10% of the Company's revenues. In 1995, one customer accounted for approximately $500,000 or 93% of the Company's revenues.

   In 1996, export sales to Europe were approximately $3,306,000 or 30% of total revenues and export sales to Asia were approximately $3,166,000 or 29% of total revenues.

(7) COMMITMENTS AND CONTINGENCIES

   LEASES

    As of December 31, 1996, the Company was obligated under noncancelable operating lease agreements expiring through 2007 for facilities and equipment. The Company is responsible for certain maintenance costs, taxes and insurance under the facilities leases. The Company also leases certain equipment under capital leases expiring through 2000. On February 5, 1997, the Company entered into an agreement for new facilities of approximately 58,800 square feet located in Redwood City, California. The lease is from August 1, 1997 to July 31, 2007. A summary of future minimum lease payments follows (in thousands):

     Fiscal year                                         Capital   Operating
       ending                                            leases     leases
   --------------                                        ------    ---------
        1997                                                386        1,218
        1998                                                386        1,785
        1999                                                177        1,533
        2000                                                  -        1,332
        2001                                                  -        4,009
     Thereafter                                               -        7,601
                                                         ------    ---------
     Total minimum lease payments                           949      $17,478
                                                                   ---------
                                                                   ---------
     Less amount representing imputed interest              160
                                                         ------
     Present value of net minimum capital lease payments    789
     Less current portion                                  (294)
                                                         ------
     Capital leases, excluding current portion           $  495
                                                         ------
                                                         ------


    Rent expense was approximately $571,000, $264,000, and $87,000 for the years ended December 31, 1996, 1995 and 1994, respectively.

   EMPLOYEE BENEFIT PLAN

    In November 1994, the Company adopted a 401(k) employee retirement plan under which eligible employees may contribute up to 20% of their annual compensation, subject to certain limitations ($9,500 in 1996). Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, Company matching contributions. As of December 31, 1996, the Company has not made any such matching contributions.

   CONTINGENCIES

    The Company has incorporated RSA data encryption and authentication technology into the Company's software pursuant to a license agreement with RSA. The Company is aware of a dispute between Cylink and RSA which it understands was settled between the parties in December 1996. The Company believes no contingency or liability will result from this dispute or its settlement.

(8)  INCOME TAXES

   The components of net deferred tax assets as of December 31, 1996 and 1995 were as follows (in thousands):

                                                  December 31,
                                               ------------------
                                                  1996      1995
                                                --------  -------
      Depreciation and amortization             $    175  $    56
      Accrued liabilities                            403      107
      Capitalized research and development           531      265
      Net operating losses                         5,093    2,159
      Tax credits                                    431      179
                                                --------  -------
       Net deferred assets                         6,633    2,766
      Less valuation allowance                    (6,633)  (2,766)
                                                --------  -------
                                                $      -  $     -
                                                --------  -------
                                                --------  -------

   Deferred tax assets and liabilities are determined based on differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company has provided a full valuation allowance against its net deferred tax assets as it has determined that it is more likely than not that the deferred tax assets will not be realized. The Company's accounting for deferred taxes involves the evaluation of a number of factors concerning the realizability of the Company's deferred tax assets. To support the Company's conclusion that a full valuation allowance was required, management primarily considered such factors as the Company's history of operating losses and expected near-term future losses, the nature of the Company's deferred tax assets, and the lack of significant firm sales backlog. Although management's operating plans assume taxable and operating income in future periods, management's evaluation of all the available evidence in assessing the realizability of the deferred tax assets indicates that such plans were not considered sufficient to overcome the available negative evidence.

   The Company's effective tax rate differs from the statutory federal income tax rate as shown in the following schedule:

                                                 December 31,
                                          ---------------------------
                                            1996      1995     1994
                                          --------  -------  --------
      Statutory federal income tax rate        (34)%   (34)%    (34)%
      Net operating losses not benefited        34      34       34
                                          --------  -------  --------
      Effective tax rate                         - %     - %      - %
                                          --------  -------  --------
                                          --------  -------  --------

   As of December 31, 1996, the Company had federal and state net operating loss carryforwards of approximately $13,900,000 and $3,800,000, respectively, available to offset future regular and alternative minimum taxable income.
In addition, the Company had federal and state research and development credit carryforwards of approximately $174,000 and $192,000, respectively, available to offset future tax liabilities. The Company's net operating loss and tax credit carryforwards expire in 1998 through 2011, if not utilized.

   The Tax Reform Act of 1986 and the California Tax Conformity Act of 1987 limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believed such an ownership change, as defined, may have occurred in connection with the issuance of the Series C preferred stock issued in 1995. Accordingly, $2,600,000 and $1,100,000 of the Company's federal and state net operating loss carryforwards, respectively, may be limited in their annual usage. Management has not determined whether an ownership change occurred during 1996.

                                        SCHEDULE II

                            BROADVISION, INC. AND SUBSIDIARIES
                            VALUATION AND QUALIFYING ACCOUNTS
                                      (IN THOUSANDS)

                                                                             ADDITIONS
                                                                     -------------------------
                                                    BALANCE AT       CHARGED TO       CHARGED
                                                    BEGINNING        COSTS AND        TO OTHER                     BALANCE AT
DESCRIPTION                                         OF PERIOD        EXPENSES         ACCOUNTS    DEDUCTIONS(1)  END OF PERIOD
-----------                                         ----------       -----------      --------    -------------  -------------
Year ended December 31, 1996
  allowance for doubtful accounts  ...........      $        -       $       196      $      -    $           5  $         191
                                                    ----------       -----------      --------    -------------  -------------
                                                    ----------       -----------      --------    -------------  -------------


(1)  Represents net charge-offs of specific receivables.

Consent of Independent Auditors

The Board of Directors and Shareholders
BroadVision, Inc.


We consent to incorporation by reference in the registration statement (No. 333-3844) on Form S-8 of BroadVision Inc. of our report dated January 28, 1997, except as to paragraph 1 of Note 7, which is as of February 5, 1997, relating to the consolidated balance sheets of BroadVision, Inc. and subsidiaries as of December 31, 1996 and 1995, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1996 and related schedule, which report appears in the December 31, 1996, annual report on Form 10-K of BroadVision, Inc.

                                   (signed) KPMG PEAT MARWICK LLP

San Jose, California
March 27, 1997

                                    SIGNATURES

    Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of
Los Altos, State of California, on the         day of March, 1997.

                                       BROADVISION, INC.

                                       By:
                                          -------------------------------
                                                   Pehong Chen
                                              Chairman of the Board
                                           and Chief Executive Officer

                                POWER OF ATTORNEY

    KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints, jointly and severally, Pehong Chen and Randall C. Bolten, and each of them, as his attorney-in-fact, each with the power of substitution, for him in any and all capacities, to sign any and all amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that each of said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

    IN WITNESS WHEREOF, each of the undersigned has executed this Power of Attorney as of the date indicated opposite his name.

    Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in capacities and on the dates indicated.


     Signature                                  Title                                   Date
------------------------     -------------------------------------------         ----------------
                                      Chairman of the Board and
------------------------               Chief Executive Officer                   March   , 1997
   Pehong Chen                       (Principal Executive Officer)

                                    Vice President, Operations and
------------------------                Chief Financial Officer                  March   , 1997
  Randall C. Bolten           (Principal Financial and Accounting Officer)

 /s/ David L. Anderson                         Director                          March   , 1997
------------------------
  David L. Anderson

------------------------                       Director                          March   , 1997
  Yogen K. Dalal

------------------------                       Director                          March   , 1997
  Gregory Smitherman

------------------------                       Director                          March   , 1997
  Koh Boon Hwee


                                 BROADVISION, INC.
                             ANNUAL REPORT ON FORM 10-K
                            YEAR ENDED DECEMBER 31, 1996

                                 BROADVISION, INC.
                                 INDEX TO EXHIBITS


  EXHIBIT
    NO.                       DESCRIPTION                           PAGE
----------   -------------------------------------------------  -------------

    3.1      Amended and Restated Certificate of Incorporation

    3.2*     Amended and restated Bylaws

    4.1*     References is hereby made to Exhibits 3.1 to 3.2

    4.2*     Series C Preferred Stock Purchase Warrant dated
              June 5, 1995 issued to Lighthouse Capital
              Partners, L.P.

    4.3*     Second Amended and restated Investor's Rights
              Agreement dated April 15, 1996 among the Company and certain of its stockholders.

    4.4*     Stock Restriction Agreement dated November 1, 1993
              between the Company and Dr. Pehong Chen

   10.1*     Form of Indemnity Agreement between the Company and
              each of its directors

   10.2*     Equity Incentive Plan (the "Equity Incentive Plan")

   10.3*     Form of Incentive Stock Option under the Equity
              Incentive Plan

   10.4*     Form of Nonstatutory Stock Option under the Equity
              Incentive Plan

   10.5*     Form of Nonstatutory Stock Option
              (Performance-Based)

   10.6*     1996 Employee Stock Purchase Plan (the "Employee
              Stock Purchase Plan")

   10.7*     Employee Stock Purchase Plan Offering (Initial
              Offering)

   10.8*     Employee Stock Purchase Plan Offering (Subsequent
              Offering)

   10.9*     Master Equipment Lease Agreement dated May 23, 1996
              between the Company and Lighthouse Capital
              Partners, L.P.

   10.10*    Terms and Conditions dated January 1, 1996
              between IONA Technologies LTD and the Company

   10.11*    Series D Preferred Stock Option Agreement dated
              February 27, 1996 between the Company and
              Pehong Chen

   10.12*    Standard Office Lease dated February 8, 1995 between
              the Company and GVE Distel Associates, a
              California General Partership

   10.13*    Stock Option Plan

   10.14*    Form of Incentive Stock Option under the Stock
              Option Plan

   10.15*    Form of Nonstatutory Stock Option under the Stock
              Option Plan

   10.16 Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.

   11.1      Statement Regarding Computation of per Share Loss

   16.1*     Letter of Coopers & Lybrand LLP

   21.1      Subsidiaries of the Company

   23.1      Consent of KPMG Peat Marwick LLP. Reference is
              made to page II-6.

   23.2      Consent of Cooley Goodward Castro Huddleson & Tatum.
              Reference is made to Exhibit 6.1

   24.1      Power of Attorney. Reference is made to page 28.

------------------

   *     Previously filed.