Form 10-Q
period 1997-03-31
BROADVISION INC
filed 1997-05-13
CIK 920448

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 1997

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-28252

                                BROADVISION, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)

                Delaware                                        94-3184303
                --------                                        ----------
     (State or other jurisdiction of                         (I.R.S. Employer
     incorporation or organization)                       Identification Number)

333 Distel Circle, Los Altos, California                         94022-1404
----------------------------------------                         ----------
(Address of principal executive offices)                         (Zip code)

                                 (415) 943-3600
                                 --------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                             YES x NO _

         As of April 30, 1997 there were 20,234,144 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                           This is page 1 of 14 pages.
                         Index to exhibits is on page 15

                                BROADVISION, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                          QUARTER ENDED MARCH 31, 1997

                                TABLE OF CONTENTS


                                                                        Page No.
--------------------------------------------------------------------------------
PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Statements of Operations -
                      Three months ended March 31, 1997 and 1996             3

                  Condensed Consolidated Balance Sheets -
                      March 31, 1997 and December 31, 1996                   4

                  Condensed Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1997 and 1996             5

                  Notes to Condensed Consolidated Financial Statements       6


Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

--------------------------------------------------------------------------------

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             13

Item 2.       Changes in Securities                                         13

Item 3.       Defaults upon Senior Securities                               13

Item 4.       Submission of Matters to a Vote of Security Holders           13

Item 5.       Other Information                                             13

Item 6.       Exhibits and Reports on Form 8-K                              13

--------------------------------------------------------------------------------

SIGNATURES                                                                  14

--------------------------------------------------------------------------------

                                BROADVISION, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                          Three Months Ended
                                                               March 31,
                                                          1997           1996
                                                      (unaudited)    (unaudited)

Revenues:
    Software licenses                                  $  3,148      $  1,099
    Services                                              2,143           299
                                                       --------      --------
       Total revenues                                     5,291         1,398

Cost of revenues
    Cost of license revenues                                214            96
    Cost of service revenues                              1,143           165
                                                       --------      --------

       Total cost of revenues                             1,357           261
                                                       --------      --------

Gross profit                                              3,934         1,137

Operating expenses
    Research and development                              1,680           917
    Sales and marketing                                   4,204         1,585
    General and administrative                              746           340
                                                       --------      --------

       Total operating expenses                           6,630         2,842
                                                       --------      --------

Operating loss                                           (2,696)       (1,705)

    Interest and other income                               221            43
    Interest and other expense                              (12)          (36)
                                                       --------      --------

Net loss                                               $ (2,487)     $ (1,698)
                                                       ========      ========

Net loss per share                                     $  (0.12)     $  (0.09)
                                                       ========      ========
Shares used in computing net loss per share              20,002        18,576

                                BROADVISION, INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)


                                                        March 31,   December 31,
                                                            1997        1996
                                                        (unaudited)

ASSETS
   Current assets:
      Cash and cash equivalents                         $ 13,900     $ 17,608
      Short-term investments                               1,532        2,112
      Accounts receivable, net                             7,826        5,548
      Other current assets                                   505          317
                                                        --------     --------

         Total current assets                             23,763       25,585

   Property and equipment, net                             3,350        3,024
   Other assets                                              402          321
                                                        --------     --------

      Total assets                                      $ 27,515     $ 28,930
                                                        ========     ========

LIABILITIES AND STOCKHOLDERS' EQUITY
    Current liabilities
      Accounts payable and accrued expenses             $  3,884     $  3,484
      Unearned revenues                                    2,616        2,625
      Deferred maintenance                                 1,182          924
      Current portion of long-term liabilities               365          294
                                                        --------     --------

         Total current liabilities                         8,047        7,327

   Long-term liabilities                                     582          587

   Stockholders' equity
      Common stock and paid-in capital                    39,565       39,318
      Deferred compensation                               (1,923)      (2,033)
      Accumulated deficit                                (18,756)     (16,269)
                                                        --------     --------

         Total stockholders' equity                       18,886       21,016
                                                        --------     --------

         Total liabilities and stockholders' equity     $ 27,515     $ 28,930
                                                        ========     ========

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)



                                                           Three Months Ended
                                                          March 31,    March 31,
                                                            1997        1996
                                                        (unaudited)  (unaudited)
                                                        -----------  -----------
Cash flows from operating activities:
   Net loss                                              $ (2,487)   $ (1,698)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
       Depreciation and amortization                          326          95
       Amortization of deferred compensation                  110         110
       Allowance for doubtful accounts and returns            185        --
       Changes in operating assets and liabilities:
       Accounts receivable                                 (2,463)     (1,558)
       Prepaid expenses, other current assets, and
         other assets                                        (269)       (131)
       Accounts payable and accrued expenses                  400         799
       Unearned revenue and deferred maintenance              249         896
       Other liabilities                                       (2)         15
                                                         --------    --------
         Net cash used in operating activities             (3,951)     (1,472)
Cash flows from investing activities:
   Acquisition of property and equipment                     (474)       (499)
   Purchase of short-term investments                      (1,532)       --
   Maturity of short-term investments                       2,112         196
                                                         --------    --------
         Net cash provided by (used in) investing
          activities                                          106        (303)
Cash flows from financing activities:
   Proceeds from issuance of common stock                     247         160
   Proceeds from issuance of preferred stock                 --             6
   Payments on capital lease                                 (110)        (39)
                                                         --------    --------

         Net cash provided by financing activities            137         127
                                                         --------    --------
Net decrease in cash and cash equivalents                  (3,708)     (1,648)

Cash and cash equivalents, beginning of period             17,608       4,311
                                                         --------    --------

Cash and cash equivalents, end of period                 $ 13,900    $  2,663
                                                         ========    ========
Non-cash investing and financing activities:
   Acquisition of equipment under capital lease          $    178    $      -
                                                         ========    ========

                                BROADVISION, INC.

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1)    Summary of Significant Accounting Policies

Basis of Presentation

      The accompanying consolidated financial statements include the accounts of BroadVision, Inc. (the "Company") and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Business of the Company

      The Company provides an integrated software application system, BroadVision One-To-One(TM), that enables the creation of applications allowing non-technical business managers to tailor Internet marketing and selling services to the needs and interests of individual World Wide Web site visitors, personalizing each visit on a real-time basis.

Interim Financial Information

         The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting only of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1996 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included in the Company's Prospectus, Forms 10-K and 10-Q, and other documents filed with the Securities and Exchange Commission ("SEC"). The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

Net Loss Per Share

         The net loss per share is computed using net loss and, for periods prior to the Company's initial public offering ("IPO"), is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as-if-converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial filing date as if they were outstanding for all periods presented using the treasury stock method and the anticipated initial public offering price. For periods subsequent to the IPO, loss per share is based on weighted average shares outstanding, excluding the effects of dilutive securities.

Recent Accounting Pronouncements

         The Financial Accounting Standards Board recently issued Statement of Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS and diluted EPS will not differ materially from earnings per share as presented in the accompanying consolidated financial statements.


2) Balance Sheet Detail

   Property and Equipment

   Property and equipment consisted of the following (in thousands):

                                                         March 31,  December 31,
                                                            1997       1996
                                                         ---------  ------------
                                                       (unaudited)

        Furniture and fixtures                            $  575      $  539
        Computers and software                             3,820       3,210
        Leasehold improvements                               144         138
                                                          ------      ------
                                                           4,539       3,887
        Less accumulated depreciation and amortization     1,189         863
                                                          ------      ------
                                                          $3,350      $3,024
                                                          ======      ======



   Accrued Expenses

   Accrued expenses consisted of the following (in thousands):

                                                         March 31,  December 31,
                                                           1997          1996
                                                         ---------  ------------
                                                       (unaudited)

        Employee benefits                                 $  327      $  254
        Commissions and bonuses                              612         696
        Directors and officers insurance premiums            226         283
        Taxes payable                                        263         129
        Contractors fees                                     316         489
        Other                                                728         675
                                                          ------      ------
                                                          $2,472      $2,526
                                                          ======      ======

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
     CONDITION AND RESULTS OF OPERATIONS


         EXCEPT FOR HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS WHICH INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HERE. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED IN THIS FORM 10-Q AND IN THE COMPANY'S PROSPECTUS, FORMS 10-K AND 10-Q, AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

OVERVIEW

     BroadVision provides industrial-strength software application solutions for personalized, one-to-one business systems on the global Internet, Intranets, and Extranets. These solutions enable rapid and cost-effective prototyping, development, and on-going operation of electronic commerce, customer service, interactive publishing and knowledge management applications over the Internet. The Company's products and services are targeted at businesses developing Web site applications for consumers and business customers as well as employees. The Company's products provide the open, scalable, database architecture, expert business logic, dynamic control, secure transaction processing, and matching-based personalization capabilities essential for profitable Internet business. The Company specializes in end-to-end solutions for the financial services, retail, travel, media and telecommunications industries. In September 1996, the Company launched a personalized Web service called "The Angle," which helps consumers more effectively utilize the Web. Using a combination of editors and BroadVision One-to-One technology, The Angle matches daily information with individuals including Web site reviews and recommendations, up-to-the-minute news and special features.

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

         Since its inception, the Company has incurred substantial costs to research, develop, and enhance its technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As a result, the Company has incurred net losses in each fiscal quarter since inception and, as of March 31, 1997, had an accumulated deficit of $18.8 million. The Company anticipates that its operating expenses will increase in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

         To date, only a limited number of companies have licensed the BroadVision One-To-One application system. Accordingly, the Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stage of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus, Form 10-K and 10-Q, and other documents filed with the SEC.


RESULTS OF OPERATIONS

Revenues

         Total revenues increased to $5,291,000 in the three-month period ended March 31, 1997 from $1,398,000 for the same quarter of fiscal 1996. The Company recognized its first license revenues in the first quarter of fiscal 1996.

         Software product license revenues increased to $3,148,000 for the three-month period ended March 31, 1997 from $1,099,000 for the same quarter of fiscal 1996. For the quarter, the software product license revenues consisted of North American software product license revenues of $1,446,000, or 46% of the total software product license revenues, and International software product license revenues of $1,702,000, or 54% of the total software product license revenues. The increases in software product license revenues for the three-month period ended March 31, 1997 reflect the sale of development licenses of the Company's product, and the recognition of revenues relating to deployment licenses. Deployment license revenues increased to $1,571,000 for the three-month period ended March 31, 1997 from $191,000 for the same quarter of fiscal 1996. As of March 31, 1997, the Company had deployed ten customer sites.

         Services revenues increased to $2,143,000 for the three-month period ended March 31, 1997 from $299,000 for the same quarter of fiscal 1996. For the quarter, North American services revenues were $928,000, or 43% of total services revenues, and International services revenues were $1,215,000, or 57% of total services revenues. Services revenues increased during the period from the respective prior year period due to the increasing number of licenses of BroadVision One-to-One with a service or maintenance component.

Operating Expenses

         The Company's operating expenses have increased substantially since inception. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore, intends to increase expenditures in all operating areas.

         Cost of Software Licenses. Cost of software licenses includes the costs of royalties payable to third parties for software that is embedded in, or bundled together and sold with, the Company's products, product media and duplication, and manuals. The amount of such royalties payable is generally related to the volume of sales made by the Company to its customers. Cost of software licenses increased to $214,000 for the three-month period ended March 31, 1997 from $96,000 for the same quarter of fiscal 1996. Cost of software licenses decreased to 7% of related license revenues in the three-month period ended March 31, 1997 from 9% for the same quarter of fiscal 1996. This decrease primarily is derived from increased costs spread over the increase in volume of license revenues.

         Cost   of   Services.   Cost  of   services   consists   primarily   of
employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support, and training services. Cost of services increased to $1,143,000 for the three-month period ended March 31, 1997 from $165,000 for the same quarter of fiscal 1996. The increase in cost of services was due to the increasing number of licenses of BroadVision One-to-One with a support or maintenance component and the increasing fixed costs resulting from the Company's expansion of its services organization. The Company expects that services costs will continue to increase in absolute dollar amounts as the Company continues to expand its services organization.

         Research and Development. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees related to the development of the Company's products. Research and development expenses increased by 83%, to $1,680,000, for the three-month period ended March 31, 1997 from $917,000 for the same quarter of fiscal 1996. These increases in the dollar amount of research and development expenses are primarily attributable to costs of additional personnel in the Company's research and development operations. The Company continues to direct product development expenditures toward developing new products and enhancing existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars for the remainder of 1997. All expenditures related to research and development have been expensed as incurred and, therefore, no amortization of capitalized software development costs is included.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses increased to $4,204,000 for the three-month period ended March 31, 1997 from $1,585,000 for the same quarter of fiscal 1996. These increases in sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, developing and expanding its sales distribution channels, and expanding promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase significantly in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, and fees for professional services. General and administrative expenses increased to $746,000 for the three-month period ended March 31, 1997 from $340,000 for the same quarter of fiscal 1996. These increases for general and administrative expenses reflect primarily the hiring of additional administrative and management personnel, increases in the provision for doubtful accounts, increased professional fees, and the addition of other infrastructure to support the expansion of the Company's operations. The Company expects to continue to add administrative staff to support broadened operations, expand North American and international office facilities, and incur costs related to being a public company and, therefore, expects general and administrative expenses to increase significantly in absolute dollars.

         Prior to its IPO, the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options granted. These amounts were initially recorded as deferred compensation and will be amortized to cost of services, research and development, selling and marketing, and general and administrative expense over the vesting periods of the options, generally 60 months. Deferred compensation amortized to compensation expense was $110,000 for each of the three-month periods ended March 31, 1996 and 1997, respectively. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through the year 2003, but such effect will be significantly reduced beginning in the third quarter of 2001.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

     The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed under the caption "Risk Factors" in the Prospectus, Forms 10-K and 10-Q, and other filed documents with the SEC.

     The Company expects that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt, fulfillment and deployment of such orders is likely to cause material fluctuations in the Company's operating results, particularly on a quarterly basis, as with many software companies. Specifically, the Company is taking steps to accelerate the pace of deployment which could result in acceleration of revenue recognition and, consequently, the potential for greater fluctuation in quarterly operating results. The Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. Due to these factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance.

     The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability. The Company's limited operating history also requires that its prospects be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stage of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce, and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus and Form 10-K filing with the SEC. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.



LIQUIDITY AND CAPITAL RESOURCES

     Prior to the IPO, the Company financed its operations primarily through private placements of Common and Preferred Stock, which provided net proceeds totaling $15.5 million through May 1996. The IPO yielded net proceeds of approximately $20.7 million. At March 31, 1997, the Company had approximately $15.4 million in cash, cash equivalents, and short-term investments. The Company currently has no significant capital commitments other than commitments under equipment and operating leases disclosed in the Form 10-K filed with the SEC. The Company has no credit facilities, and does not believe that it will require credit facilities for at least the next 12 months.

     The Company anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" in the Prospectus,

Forms 10-K and 10-Q, and other documents filed with the SEC and those discussed under the caption "Factors Affecting Operating Results" above and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Item  Description
              10.1 Form of Indemnity Agreement between the Company and each of its executive officers
              11.1  Statement re: Computation of Net Loss Per Share
              27.1  Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BROADVISION, INC


Date: May 13, 1997                /s/ Pehong Chen
                                  ______________________________________________
                                  Pehong Chen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: May 13, 1997                /s/ Randall C. Bolten
                                  ______________________________________________
                                  Randall C. Bolten
                                  Vice President, Operations and Chief Financial
                                     Officer
                                  (Principal Financial and Accounting Officer)

                                BROADVISION, INC.

                                INDEX TO EXHIBITS


Exhibit
  No.                        Description
------- ------------------------------------------------------------------------
10.1 Form of Indemnity Agreement between the Company and each of its executive officers

11.1    Statement regarding Computation of Per Share Loss

27.1    Financial Data Schedule

--------------------------------------------------------------------------------