Form 10-Q
period 1997-06-30
BROADVISION INC
filed 1997-08-14
CIK 920448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

                                       or

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

         As of July 31, 1997 there were 20,279,363 shares of the Registrant's Common Stock outstanding.

--------------------------------------------------------------------------------

                           This is page 1 of 14 pages.
                         Index to exhibits is on page 15

                                BROADVISION, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                           QUARTER ENDED JUNE 30, 1997

                                TABLE OF CONTENTS


                                                                        Page No.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Statements of Operations -
                      Three and six months ended June 30, 1997 and 1996      3

                  Condensed Consolidated Balance Sheets -
                      June 30, 1997 and December 31, 1996                    4

                  Condensed Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1997 and 1996                5

                  Notes to Condensed Consolidated Financial Statements       6


Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations              8

--------------------------------------------------------------------------------

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                             13

Item 2.       Changes in Securities                                         13

Item 3.       Defaults upon Senior Securities                               13

Item 4.       Submission of Matters to a Vote of Security Holders           13

Item 5.       Other Information                                             13

Item 6.       Exhibits and Reports on Form 8-K                              13

--------------------------------------------------------------------------------

SIGNATURES                                                                  14

--------------------------------------------------------------------------------

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)

                                              Three Months Ended        Six Months Ended
                                                    June 30,               June 30,
                                                1997        1996        1997        1996
                                                  (unaudited)             (unaudited)
Revenues:

    Software licenses                         $  4,098    $  1,564    $  7,246    $  2,663
    Services                                     1,929         738       4,072       1,037
                                              --------    --------    --------    --------
       Total revenues                            6,027       2,302      11,318       3,700

Cost of revenues:

    Cost of license revenues                       425          93         639         189
    Cost of service revenues                     1,001         331       2,144         497
                                              --------    --------    --------    --------

       Total cost of revenues                    1,426         424       2,783         686
                                              --------    --------    --------    --------

Gross profit                                     4,601       1,878       8,535       3,014

Operating expenses:

    Research and development                     1,802       1,277       3,482       2,193
    Sales and marketing                          4,257       2,486       8,461       4,093
    General and administrative                     700         320       1,446         638
                                              --------    --------    --------    --------

       Total operating expenses                  6,759       4,083      13,389       6,924
                                              --------    --------    --------    --------

Operating loss                                  (2,158)     (2,205)     (4,854)     (3,910)

    Interest and other income                      187          51         408          94
    Interest and other expense                    (138)        (26)       (150)        (62)
                                              --------    --------    --------    --------

Net loss                                      $ (2,109)   $ (2,180)   $ (4,596)   $ (3,878)
                                              ========    ========    ========    ========

Net loss per share                            $  (0.10)   $  (0.13)   $  (0.23)   $  (0.22)
                                              ========    ========    ========    ========

Shares used in computing net loss per share     20,219      16,822      20,111      17,699

        The accompanying notes are an integral part of these financial statements.

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                        June 30,   December 31,
                                                          1997        1996
                                                      (unaudited)

ASSETS

    Current assets:

       Cash and cash equivalents                        $ 11,595    $ 17,608
       Short-term investments                                794       2,112
       Accounts receivable, net                            7,129       5,548
       Other current assets                                  645         317
                                                        --------    --------

          Total current assets                            20,163      25,585

    Property and equipment, net                            3,563       3,024
    Other assets                                             388         321
                                                        --------    --------

       Total assets                                     $ 24,114    $ 28,930
                                                        ========    ========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Accounts payable and accrued expenses            $  3,075    $  3,484
       Unearned revenue                                    1,610       2,625
       Deferred maintenance                                1,439         924
       Current portion of long-term liabilities              365         294
                                                        --------    --------

          Total current liabilities                        6,489       7,327

    Long-term liabilities                                    490         587

    Stockholders' equity
       Common Stock                                       39,806      39,318
       Deferred compensation                              (1,806)     (2,033)
       Accumulated deficit                               (20,865)    (16,269)
                                                        --------    --------

          Total stockholders' equity                      17,135      21,016
                                                        --------    --------

          Total liabilities and stockholders' equity    $ 24,114    $ 28,930
                                                        ========    ========


   The accompanying notes are an integral part of these financial statements.

                       BROADVISION, INC. AND SUBSIDIARIES
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)


                                                            Six months ended
                                                           June 30,    June 30,
                                                             1997        1996
                                                           --------    --------

Cash flows from operating activities:

    Net loss                                               $ (4,596)   $ (3,878)
    Adjustments to reconcile net loss to net cash
       used for operating activities:
          Depreciation and amortization                         712         252
          Deferred compensation                                 227         245
          Changes in operating assets and liabilities:
          Accounts receivable                                (1,581)     (4,473)
          Other assets                                         (395)       (288)
          Accounts payable and accrued expenses                (409)      1,821
          Unearned revenue and deferred maintenance            (500)      3,475
          Other liabilities                                      (4)         19
                                                           --------    --------

          Net cash used in operating activities              (6,546)     (2,827)
                                                           --------    --------

Cash flows from investing activities:
    Acquisition of property and equipment                    (1,073)     (1,149)
    Purchase of short-term investments                       (1,532)    (19,929)
    Maturity of short-term investments                        2,850         196
                                                           --------    --------
          Net cash provided by (used in) investing
              activities                                        245      20,882)
                                                           --------    --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                      488      19,086
    Proceeds from issuance of preferred stock, net
       of issuance costs                                       --         5,055
    Payments on capital lease                                  (200)        (79)
                                                           --------    --------

          Net cash provided by financing activities             288      24,062
                                                           --------    --------

Net increase (decrease) in cash and cash equivalents         (6,013)        353
Cash and cash equivalents, beginning of period/year          17,608       4,311
                                                           --------    --------

Cash and cash equivalents, end of period/year              $ 11,595    $  4,664
                                                           ========    ========
Non-cash investing and financing activities
    Acquisition of equipment under capital leases          $    178    $   --
                                                           ========    ========


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

Business of the Company

      The Company provides an integrated software application system, BroadVision One-To-One TM, that enables the creation of applications allowing non-technical business managers to tailor Internet marketing and selling services to the needs and interests of individual World Wide Web site visitors, personalizing each visit on a real-time basis.

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

Net Loss Per Share

       The net loss per share is computed using net loss and, for periods prior to the Company's initial public offering ("IPO"), is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as-if-converted" basis, using the exchange rate in effect at the initial public offering date and dilutive common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial filing date as if they were outstanding for all pre-IPO periods presented using the treasury stock method and the anticipated initial public offering price. For periods subsequent to the IPO, loss per share is based on weighted average shares outstanding, excluding the effects of dilutive securities.

Recent Accounting Pronouncements

       The Financial  Accounting  Standards Board recently  issued  Statement of
Financial Accounting Standards No. 128, "Earnings Per Share." SFAS No. 128 requires the presentation of basic earnings per share ("EPS") and, for companies with complex capital structures or potentially dilutive securities, such as convertible debt, options and warrants, diluted EPS. SFAS No. 128 is effective for annual and interim periods ending after December 15, 1997. The Company expects that basic EPS and diluted EPS will not differ materially from loss per share as presented in the accompanying consolidated financial statements.



2)   Balance Sheet Detail

      Property and Equipment

      Property and equipment consisted of the following (in thousands):

                                                        June 30,    December 31,
                                                         1997          1996
                                                         ----          ----
                                                      (unaudited)

        Furniture and fixtures                           $  861        $  539
        Computers and software                            4,046         3,210
        Leasehold improvements                              231           138
                                                         ------        ------
                                                          5,138         3,887
        Less accumulated depreciation and amortization    1,575           863
                                                         ------        ------
                                                         $3,563        $3,024
                                                         ======        ======



         Accrued Expenses

         Accrued expenses consisted of the following (in thousands):

                                                        June 30,    December 31,
                                                         1997          1996
                                                         ----          ----
                                                      (unaudited)

          Employee benefits                              $  387        $  254
          Commissions and bonuses                           513           696
          Directors and officers insurance premiums         170           283
          Taxes payable                                     258           129
          Contractors fees                                  165           489
          Other                                             645           675
                                                         ------        ------
                                                         $2,138        $2,526
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

OVERVIEW

         BroadVision provides software application solutions for enterprise class, personalized business on the global Internet, Intranets, and Extranets. These solutions enable companies to rapidly deploy and cost-effectively operate secure, scalable, intelligent, and flexible electronic commerce, customer self-service, and knowledge management applications over the Net. The BroadVision One-To-One(TM) application system and One-To-One WebApps(TM) family of applications support large user and content databases, high transaction volumes, intelligent agent matching, and seamless integration with existing business systems. BroadVision applications also incorporate a suite of powerful management tools that enable non-technical business people to dynamically manage content and control application behavior from their desktops. BroadVision software products are fully integrated with consulting services, training, and technical support to provide comprehensive, end-to-end solutions for the financial services, high technology, retail/distribution, and telecommunications industries. BroadVision is headquartered in Los Altos, California and maintains an extensive network of subsidiaries and licensed resellers in North and South America, Europe and Asia.

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

         Since its inception, the Company has incurred substantial costs to research, develop, and enhance its technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As a result, the Company has incurred net losses in each fiscal quarter since inception and, as of June 30, 1997, had an accumulated deficit of $20.9 million. The Company anticipates that its operating expenses will increase in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

         To date, only a limited number of companies have licensed the BroadVision One-To-One application system. Accordingly, the Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stage of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" in the Prospectus, Form 10-K and 10Q, and other documents filed with the SEC.


RESULTS OF OPERATIONS

Revenues

         Total revenues increased to $6,027,000 in the three-month period ended June 30, 1997 from $2,302,000 for the same quarter in fiscal 1996. For the six-month period ended June 30, 1997, total revenues increased to $11,318,000 from $3,700,000 for the same period in fiscal 1996.

         Software product license revenues increased to $4,098,000 for the three-month period ended June 30, 1997 from $1,564,000 for the same quarter in fiscal 1996. For the quarter, the software product license revenues consisted of North American software product license revenues of $1,147,000, or 28% of the total software product license revenues, and international software product license revenues of $2,951,000, or 72% of the total software product license revenues. For the six-month period ended June 30, 1997, software product license revenues increased to $7,246,000 from $2,663,000 for the same period in fiscal 1996. For the six-month period ended June 30, 1997, the software product license revenues consisted of North American software product license revenues of $2,593,000, or 36% of the total software product license revenues, and international software product license revenues of $4,653,000, or 64% of the total software product license revenues. The increases in software product license revenues reflect the sale of development licenses and web-based applications of the Company's products, and the recognition of revenues relating to deployment licenses. Deployment license revenues increased to $2,085,000 for the three-month period ended June 30, 1997 from $321,000 for the same quarter of fiscal 1996. For the six-month period ended June 30, 1997, deployment revenues increased to $3,656,000 from $512,000 for the same period in fiscal 1996. As of June 30, 1997, the Company had deployed 17 customer sites.

         Services revenues increased to $1,929,000 for the three-month period ended June 30, 1997 from $738,000 for the same quarter of fiscal 1996. For the quarter, North American services revenues were $1,060,000, or 55% of total services revenues, and international services revenues were $869,000, or 45% of total services revenues. For the six-month period ended June 30, 1997, services revenues increased to $4,072,000 from $1,037,000 for the same period in fiscal 1996. Services revenues increased during these periods from the respective prior year periods due to the increasing number of licenses of BroadVision One-To-One with a service or maintenance component.

Operating Expenses

         The Company's operating expenses have increased substantially since inception. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore, intends to increase expenditures in all operating areas.

         Cost of Software Licenses. Cost of software licenses includes the costs of royalties to third parties for software that is embedded in, or bundled together and sold with, the Company's products, product media and duplication, and manuals and commissions payable to distributors. The amount of product royalties payable is generally related to the volume of sales made by the Company to its customers. The amount of commissions payable to distributors is related to the distributor agreement which is generally based on the percentage of revenue. Cost of software licenses increased to $425,000 for the three-month period ended June 30, 1997 from $93,000 for the same quarter in fiscal 1996. For the six-month period ended June 30, 1997, cost of software licenses increased to $639,000 from $189,000 for the same period in fiscal 1996. The cost of software licenses increased during these periods due to higher volume of software sales and sales generated from the Company's Spanish distributor for which a commission payable is incurred.

         Cost   of   Services.   Cost  of   services   consists   primarily   of
employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support, and training services. Cost of services increased to $1,001,000 for the three-month period ended June 30, 1997 from $331,000 for the same quarter in fiscal 1996. For the six-month period ended June 30, 1997, cost of services increased to $2,144,000 from $497,000 for the same period in fiscal 1996. The increase in cost of services was due to the increasing number of licenses of BroadVision One-To-One with a support or maintenance component and the increasing fixed costs resulting from the Company's expansion of its services organization. The Company expects that services costs will continue to increase in absolute dollar amounts as the Company continues to expand its services organization.

         Research and Development. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees related to the development of the Company's products. Research and development expenses increased by 41% to $1,802,000, for the three-month period ended June 30, 1997 from $1,277,000 for the same quarter in fiscal 1996. For the six-month period ended June 30, 1997, research and development expenses increased by 59% to $3,482,000 from $2,193,000 for the same period in fiscal 1996. These increases in the dollar amount of research and development expenses are primarily attributable to costs of additional personnel in the Company's research and development operations. The Company continues to direct product development expenditures toward developing new products and enhancing existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars for the remainder of 1997. All expenditures related to research and development have been expensed as incurred and, therefore, no amortization of capitalized software development costs is included.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses increased to $4,257,000 for the three-month period ended June 30, 1997 from $2,486,000 for the same quarter in fiscal 1996. For the six-month period ended June 30, 1997, sales and marketing expenses increased to $8,461,000 from $4,093,000 for the same period in fiscal 1996. These increases in sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, developing and expanding its sales distribution channels, and expanding promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase significantly in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, and fees for professional services. General and administrative expenses increased to $700,000 for the three-month period ended June 30, 1997 from $320,000 for the same quarter in fiscal 1996. For the six-month period ended June 30, 1997, general and administrative expenses increased to $1,446,000 from $638,000 for the same period in fiscal 1996. These increases for general and administrative expenses reflect primarily the hiring of additional administrative and management personnel, increases in the provision for doubtful accounts, increased professional fees, and the addition of other infrastructure to support the expansion of the Company's operations. The Company expects to continue to add administrative staff to support broadened operations, expand North American and international office facilities, and incur costs related to being a public company and, therefore, expects general and administrative expenses to increase significantly in absolute dollars.

         Prior to its IPO, the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options granted. These amounts were initially recorded as deferred compensation and will be amortized to cost of services, research and development, selling and marketing, and general and administrative expense over the vesting periods of the options, generally 60 months. Deferred compensation amortized to compensation expense decreased to $117,000 from $135,000 for the same quarter in 1996. For the six-month period ended June 30, 1997, deferred compensation amortized to compensation expense decreased to $227,000 from $245,000 for the same period in fiscal 1996. The decrease in the amortization of deferred compensation is due to the cancellation of stock options for terminated employees. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through the year 2003, but such effect will be significantly reduced beginning in the third quarter of 2001.


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


LIQUIDITY AND CAPITAL RESOURCES

       Prior to the IPO, the Company financed its operations primarily through private placements of Common and Preferred Stock, which provided net proceeds totaling $15.5 million through May 1996. The IPO yielded net proceeds of approximately $20.7 million. At June 30, 1997, the Company had approximately $12.4 million in cash, cash equivalents, and short-term investments. The Company currently has no significant capital commitments other than commitments under equipment and operating leases disclosed in its Form 10-K filed with the SEC. The Company has entered into a loan and security agreement with a bank for leasehold improvements at the Company's new facility, which the Company anticipates occupying in late 1997, as disclosed in Form 10-K. The Company does not believe that it will require additional credit facilities for at least the next 12 months.

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

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         On May 28, 1997, the Company held its annual meeting of stockholders, at which meeting the stockholders took the following actions:

         (i) elected Pehong Chen, David Anderson, Yogan Dalal and Koh Boon Hwee to serve as directors of the Company for the ensuing year and until their successors are duly elected;

         (ii) ratified the selection of KPMG Peat Marwick LLP as independent auditors of the Company for its fiscal year ending December 31, 1997.

         Such actions were taken by the following votes:

                                        Votes For         Votes Withheld
                                        ---------         --------------
         Election of Directors:

         Pehong Chen                   11,922,036             100
         David Anderson                11,922,036             100
         Yogan Dalal                   11,922,036             100
         Koh Boon Hwee                 11,922,036             100


                             Votes For   Votes Against   Abstentions
                             ---------   -------------   -----------
         Ratification of
         Auditors           11,922,036        100           200

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

                  Item         Description
                  ----         -----------
                  10.1         Loan and Security Agreement,  dated July 2, 1997,
                               between Silicon Valley Bank and the Company.
                  11.1         Statement re: Computation of Net Loss Per Share
                  27.1         Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                  BROADVISION, INC


Date: ________________            ----------------------------------------------
                                  Pehong Chen
                                  President and Chief Executive Officer
                                  (Principal Executive Officer)



Date: ________________            ----------------------------------------------
                                  Randall C. Bolten
                                  Vice President, Operations and Chief Financial
                                  Officer
                                  (Principal Financial and Accounting Officer)

                                BROADVISION, INC.

                                INDEX TO EXHIBITS


Exhibit
  No.                                  Description
--------                               -----------

10.1 Loan and Security Agreement, dated July 2, 1997, between Silicon Valley Bank and the Company

11.1     Statement regarding Computation of Per Share Earnings . . . . . . .

27.1     Financial Data Schedule . . . . . . . . . . . . . . . . . . . . . . . .

--------------------------------------------------------------------------------