Form 10-Q
period 1997-09-30
BROADVISION INC
filed 1997-11-12
CIK 920448

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

                For the quarterly period ended September 30, 1997

                                       or

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

         As of October 31, 1997 there were 20,338,719 shares of the Registrant's Common Stock outstanding.


--------------------------------------------------------------------------------

                           This is page 1 of 14 pages.
                         Index to exhibits is on page 15

                                BROADVISION, INC.

                          QUARTERLY REPORT ON FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1997

                                TABLE OF CONTENTS


                                                                        Page No.
--------------------------------------------------------------------------------

PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Condensed Consolidated Statements of Operations -
                      Three and nine months ended September 30, 1997
                      and 1996                                                 3

                  Condensed Consolidated Balance Sheets -
                      September 30, 1997 and December 31, 1996                 4

                  Condensed Consolidated Statements of Cash Flows -
                      Nine months ended September 30, 1997 and 1996            5

                  Notes to Condensed Consolidated Financial Statements         6


Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                8

--------------------------------------------------------------------------------

PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                               13

Item 2.       Changes in Securities                                           13

Item 3.       Defaults upon Senior Securities                                 13

Item 4.       Submission of Matters to a Vote of Security Holders             13

Item 5.       Other Information                                               13

Item 6.       Exhibits and Reports on Form 8-K                                13

--------------------------------------------------------------------------------

SIGNATURES                                                                    14

--------------------------------------------------------------------------------


                                  BROADVISION, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                               (In thousands, except per share amounts)


                                                        Three Months Ended          Nine Months Ended
                                                           September 30,              September 30,
                                                         1997         1996         1997          1996
                                                            (unaudited)                (unaudited)
                                                       ---------------------     ---------------------
Revenues:
    Software licenses                                  $  5,513     $  2,074     $ 12,759     $  4,737
    Services                                              1,641        1,026        5,713        2,063
                                                       --------     --------     --------     --------
       Total revenues                                     7,154        3,100       18,472        6,800

Cost of revenues:

    Cost of license revenues                                460           72        1,099          261
    Cost of service revenues                              1,010          520        3,154        1,017
                                                       --------     --------     --------     --------

       Total cost of revenues                             1,470          592        4,253        1,278
                                                       --------     --------     --------     --------

Gross profit                                              5,684        2,508       14,219        5,522

Operating expenses:

    Research and development                              2,113        1,320        5,595        3,513
    Sales and marketing                                   4,630        3,574       13,091        7,667
    General and administrative                              763          592        2,209        1,230
                                                       --------     --------     --------     --------

       Total operating expenses                           7,506        5,486       20,895       12,410
                                                       --------     --------     --------     --------

Operating loss                                           (1,822)      (2,978)      (6,676)      (6,888)

    Interest and other income                               133          331          541          425
    Interest and other expense                               (2)         (27)        (152)         (89)
                                                       --------     --------     --------     --------

Net loss                                               $ (1,691)    $ (2,674)    $ (6,287)    $ (6,552)
                                                       ========     ========     ========     ========

Net loss per share                                     $  (0.08)    $  (0.13)    $  (0.31)    $  (0.35)
                                                       ========     ========     ========     ========

Shares used in computing net loss per share              20,284       19,889       20,169       18,720

              The accompanying notes are an integral part of these financial statements.

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (In thousands)



                                                      September 30, December 31,
                                                          1997         1996
                                                       (unaudited)
                                                      ------------  ------------
ASSETS

    Current assets:

       Cash and cash equivalents                         $  9,001      $ 17,608
       Short-term investments                                   -         2,112
       Accounts receivable, net                             9,287         5,548
       Other current assets                                   545           317
                                                         --------      --------

          Total current assets                             18,833        25,585

    Property and equipment, net                             4,058         3,024
    Other assets                                              367           321
                                                         --------      --------

       Total assets                                      $ 23,258      $ 28,930
                                                         ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Accounts payable and accrued expenses             $  3,218      $  3,484
       Unearned revenue                                     1,490         2,625
       Deferred maintenance                                 1,758           924
       Current portion of long-term liabilities               365           294
                                                         --------      --------

          Total current liabilities                         6,831         7,327

    Long-term liabilities                                     637           587

    Stockholders' equity
       Common stock                                        40,048        39,318
       Deferred compensation                               (1,702)       (2,033)
       Accumulated deficit                                (22,556)      (16,269)
                                                         --------      --------

          Total stockholders' equity                       15,790        21,016
                                                         --------      --------

          Total liabilities and stockholders' equity     $ 23,258      $ 28,930
                                                         ========      ========


   The accompanying notes are an integral part of these financial statements.

                                  BROADVISION, INC. AND SUBSIDIARIES
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW
                                            (In thousands)

                                                                          Nine months ended
                                                                    --------------------------------
                                                                  September 30,         September 30,
                                                                      1997                   1996
                                                                   (unaudited)           (unaudited)
                                                                   -----------           -----------
Cash flows from operating activities:

    Net loss                                                        $ (6,287)               $ (6,552)
    Adjustments to reconcile net loss to net cash
       used for operating activities:
          Depreciation and amortization                                1,148                     476
          Amortization of deferred compensation                          331                     379
          Changes in operating assets and liabilities:
          Accounts receivable                                         (3,739)                 (3,904)
          Other assets                                                  (274)                   (629)
          Accounts payable and accrued expenses                         (266)                  2,244
          Unearned revenue and deferred maintenance                     (301)                  3,021
          Other liabilities                                               (7)                     18
                                                                    --------                --------

          Net cash used in operating activities                       (9,395)                 (4,947)
                                                                    --------                --------

Cash flows from investing activities:
    Acquisition of property and equipment                             (2,004)                 (1,817)
    Purchase of short-term investments                                (1,532)                (22,913)
    Maturity of short-term investments                                 3,644                     196
                                                                    --------                --------
          Net cash provided by (used in) investing
              activities                                                 108                 (24,534)
                                                                    --------                --------
Cash flows from financing activities:
    Proceeds from issuance of common stock                               730                  20,945
    Proceeds from issuance of preferred stock, net
       of issuance costs                                                --                     5,055
    Proceeds from borrowings                                             238                    --
    Principal payments on capital lease                                 (288)                   (177)
                                                                    --------                --------

          Net cash provided by financing activities                      680                  25,823
                                                                    --------                --------

Net decrease in cash and cash equivalents                             (8,607)                 (3,658)

Cash and cash equivalents,beginning of period/year                    17,608                   4,311
                                                                    --------                --------
Cash and cash equivalents,end of period/year                           9,001                     653
                                                                    ========                ========
Non-cash investing and financing activities
    Acquisition of equipment under capital leases                   $    178                $    336
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

Net Loss Per Share

         The net loss per share is computed using net loss and, for periods prior to the Company's initial public offering ("IPO"), is based on the weighted average number of shares of common stock outstanding, convertible preferred stock, on an "as-if-converted" basis, using the exchange rate in effect at the initial public offering date and common equivalent shares from stock options and warrants outstanding using the treasury stock method. In accordance with certain SEC Staff Accounting Bulletins, such computations include all common and common equivalent shares issued within 12 months of the initial filing date as if they were outstanding for all pre-IPO periods presented using the treasury stock method and the anticipated initial public offering price. For periods subsequent to the IPO, loss per share is based on weighted average shares outstanding, excluding the effects of dilutive securities.

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


2)   Balance Sheet Detail

         Property and Equipment

         Property and equipment consisted of the following (in thousands):

                                                      September 30, December 31,
                                                           1997        1996
                                                        (unaudited)
                                                      ------------- ------------


         Furniture and fixtures                           $  892      $  539
         Computers and software                            4,521       3,210
         Leasehold improvements                              656         138
                                                          ------      ------
                                                           6,069       3,887
         Less accumulated depreciation and amortization    2,011         863
                                                          ------      ------
                                                          $4,058      $3,024
                                                          ======      ======

         Accrued Expenses

         Accrued expenses consisted of the following (in thousands):

                                                      September 30, December 31,
                                                         1997          1996
                                                      (unaudited)
                                                      ------------- ------------

         Employee benefits                              $  397        $  254
         Commissions and bonuses                           552           696
         Directors and officers insurance premiums         113           283
         Taxes payable                                     321           129
         Contractor fees                                   179           489
         Other                                             367           675
                                                        ------        ------
                                                        $1,929        $2,526
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

         Since its inception, the Company has incurred substantial costs to research, develop, and enhance its technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As a result, the Company has incurred net losses in each fiscal quarter since inception and, as of September 30, 1997, had an accumulated deficit of $22.6 million. The Company anticipates that its operating expenses will increase in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability.

         To date, only a limited number of companies have licensed the BroadVision One-To-One application system. Accordingly, the Company has only a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stage of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" and elsewhere in the Company's Form 10-K filed with the Securities and Exchange Commission (the "SEC").


RESULTS OF OPERATIONS

Revenues

         Total revenues increased to $7,154,000 in the three-month period ended September 30, 1997 from $3,100,000 for the same quarter in fiscal 1996. For the nine-month period ended September 30, 1997, total revenues increased to $18,472,000 from $6,800,000 for the same period in fiscal 1996.

         Software product license revenues increased to $5,513,000 for the three-month period ended September 30, 1997 from $2,074,000 for the same quarter in fiscal 1996. For the quarter, the software product license revenues consisted of North American software product license revenues of $2,628,000, or 48% of the total software product license revenues, and international software product license revenues of $2,885,000, or 52% of the total software product license revenues. For the nine-month period ended September 30, 1997, software product license revenues increased to $12,759,000 from $4,737,000 for the same period in fiscal 1996. For the nine-month period ended September 30, 1997, the software product license revenues consisted of North American software product license revenues of $5,221,000, or 41% of the total software product license revenues, and international software product license revenues of $7,538,000, or 59% of the total software product license revenues. The increases in software product license revenues reflect the sale of development licenses and web-based applications of the Company's products, and the recognition of revenues relating to deployment licenses. Deployment license revenues increased to $2,802,000 for the three-month period ended September 30, 1997 from $1,443,000 for the same quarter of fiscal 1996. For the nine-month period ended September 30, 1997, deployment revenues increased to $6,458,000 from $1,955,000 for the same period in fiscal 1996. As of September 30, 1997, the Company had deployed 27 customer sites.

         Services revenues increased to $1,641,000 for the three-month period ended September 30, 1997 from $1,026,000 for the same quarter of fiscal 1996. For the quarter, North American services revenues were $721,000, or 44% of total services revenues, and international services revenues were $920,000, or 56% of total services revenues. For the nine-month period ended September 30, 1997, services revenues increased to $5,713,000 from $2,063,000 for the same period in fiscal 1996. For the nine-month period ended September 30, 1997, the services revenues consisted of North American services revenues of $2,709,000, or 47% of the total services revenues, and international services revenues of $3,004,000, or 53% of the total services revenues. Services revenues increased during these periods from the respective prior year periods due to the increasing number of licenses of BroadVision One-To-One with a service or maintenance component.

Operating Expenses

         The Company's operating expenses have increased substantially since inception. The Company believes that continued expansion of its operations is essential to achieving its objectives and, therefore, intends to increase expenditures in all operating areas.

         Cost of Software Licenses. Cost of software licenses includes the costs of royalties to third parties for software that is embedded in, or bundled together and sold with, the Company's products, product media and duplication, and manuals and commissions payable to distributors. The amount of product royalties payable is generally related to the volume of sales made by the Company to its customers. The amount of commissions payable to distributors is related to the distributor agreement which is generally based on the percentage of revenue. Cost of software licenses increased to $460,000 for the three-month period ended September 30, 1997 from $72,000 for the same quarter in fiscal 1996. For the nine-month period ended September 30, 1997, cost of software licenses increased to $1,098,000 from $261,000 for the same period in fiscal 1996. The cost of software licenses increased during these periods due to higher volume of software sales and sales generated from the Company's distributors for which a commission payable is incurred.

         Cost   of   Services.   Cost  of   services   consists   primarily   of
employee-related costs and fees for third-party consultants incurred in providing consulting, post-contract support, and training services. Cost of services increased to $1,010,000 for the three-month period ended September 30, 1997 from $520,000 for the same quarter in fiscal 1996. For the nine-month period ended September 30, 1997, cost of services increased to $3,154,000 from $1,017,000 for the same period in fiscal 1996. The increase in cost of services was due to the increasing number of licenses of BroadVision One-To-One with a support or maintenance component and the increasing fixed costs resulting from the Company's expansion of its services organization. The Company expects that services costs will continue to increase in absolute dollar amounts as the Company continues to expand its services organization.

         Research and Development. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees related to the development of the Company's products. Research and development expenses increased by 60% to $2,113,000, for the three-month period ended September 30, 1997 from $1,320,000 for the same quarter in fiscal 1996. For the nine-month period ended September 30, 1997, research and development expenses increased by 59% to $5,595,000 from $3,513,000 for the same period in fiscal 1996. These increases in the dollar amount of research and development expenses are primarily attributable to costs of additional personnel in the Company's research and development operations. The Company continues to direct product development expenditures toward developing new products and enhancing existing products. The Company anticipates that research and development expenses will continue to increase in absolute dollars for the remainder of 1997. All expenditures related to research and development have been expensed as incurred and, therefore, no amortization of capitalized software development costs is included.

         Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenditures for marketing programs such as collateral materials, trade shows, public relations and creative services. Sales and marketing expenses increased to $4,630,000 for the three-month period ended September 30, 1997 from $3,574,000 for the same quarter in fiscal 1996. For the nine-month period ended September 30, 1997, sales and marketing expenses increased to $13,091,000 from $7,667,000 for the same period in fiscal 1996. These increases in sales and marketing expenses reflect primarily the hiring of additional sales and marketing personnel, developing and expanding its sales distribution channels, and expanding promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase significantly in absolute dollars.

         General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, and fees for professional services. General and administrative expenses increased to $763,000 for the three-month period ended September 30, 1997 from $592,000 for the same quarter in fiscal 1996. For the nine-month period ended September 30, 1997, general and administrative expenses increased to $2,210,000 from $1,230,000 for the same period in fiscal 1996. These increases for general and administrative expenses reflect primarily the hiring of additional administrative and management personnel, increases in the provision for doubtful accounts, increased professional fees, and the addition of other infrastructure to support the expansion of the Company's operations. The Company expects to continue to add administrative staff to support broadened operations, expand North American and international office facilities, and incur costs related to being a public company and, therefore, expects general and administrative expenses to increase significantly in absolute dollars.

         Prior to its initial public offering ("IPO"), the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options granted. These amounts were initially recorded as deferred compensation and will be amortized to cost of services, research and development, selling and marketing, and general and administrative expense over the vesting periods of the options, generally 60 months. Deferred compensation amortized to compensation expense decreased to $104,000 from $134,000 for the same quarter in 1996. For the nine-month period ended September 30, 1997, deferred compensation amortized to compensation expense decreased to $331,000 from $379,000 for the same period in fiscal 1996. The decrease in the amortization of deferred compensation is due to the cancellation of stock options for terminated employees. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through the year 2003, but such effect will be significantly reduced beginning in the third quarter of 2001.


FACTORS AFFECTING QUARTERLY OPERATING RESULTS

     The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed under the caption "Risk Factors" and elsewhere in the Company's Form 10-K filed with the SEC.

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

     The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability. The Company's limited operating history also requires that its prospects be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stage of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. Such market risks include, among other things, the early stage of market development for online commerce, the dependence of online commerce upon the development of the Internet, the uncertainty of widespread adoption of online commerce, and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategy, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth under the caption "Risk Factors" and elsewhere in the Company's Form 10-K filed with the SEC. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.


LIQUIDITY AND CAPITAL RESOURCES

     Prior to the IPO, the Company financed its operations primarily through private placements of Common and Preferred Stock, which provided net proceeds totaling $15.5 million through May 1996. The IPO yielded net proceeds of approximately $20.7 million. At September 30, 1997, the Company had approximately $9.0 million in cash and cash equivalents. The Company currently has no significant capital commitments other than commitments under equipment and operating leases disclosed in its Form 10-K filed with the SEC. The Company has entered into a loan and security agreement with a bank for $3.0 million for leasehold improvements on the anticipated move to new facilities in late 1997 as disclosed in Form 10-K. The Company does not believe that it will require additional credit facilities for at least the next 12 months however, there can be no assurance that the Company will not require additional financing. If such financing is required, there can be no assurance that it will be available or that the Company will obtain favorable terms.

     The Company anticipates that its available cash resources will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under the caption "Risk Factors" and elsewhere in the Company's Form 10-K filed with the SEC and those discussed under the caption "Factors Affecting Operating Results" above and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank or lease financings, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

         Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Use of Proceeds

         (1) The effective date of the Company's registration statement filed on Form S-1 (SEC file number 0-28252) (the "Registration Statement") for which the following information is being disclosed is June 21, 1996.

         (2)  The   Company's   initial   public   offering   pursuant   to  the
              above-referenced registation statement commenced on June 21, 1996 (the "Offering").

         (3)  The Offering did not terminate before any securities were sold.

         (4)  (i)   The Offering has not terminated.

              (ii)  The  managing   underwriters  were  Robertson,   Stephens  &
                    Company, Hambrecht & Quist and Wessels, Arnold & Henderson.

              (iii) The Offering was for Common Stock of the Company.

              (iv) Pursuant to the Offering, the Company registered and sold 3,360,000 shares of Common Stock with an aggregate offering price of the amount registered and sold of $23,520,000.

              (v) Following are the amount of expenses incurred (a) from the effective date of the Registration Statement to the ending period of the reporting period and (b) for the Registrant's account in connection with the issuance and distribution of the Common Stock pursuant to the Offering (estimates are so indicated):

                    Underwriting discounts and commissions $1,646,000 (estimate)
                    Finders' Fees                                None
                    Expenses paid to or for underwriters         None
                    Other expenses                          1,119,000 (estimate)
                                                           ----------
                              Total expenses               $2,765,000

                    The above expenses constituted direct or indirect payments to others.

              (vi) The net offering proceeds to the Company, after deducting the total expenses above, were $20,755,000.

              (vii) Following  are  the  uses,  including  amounts,  of the  net offering proceeds from the effective date of the Registration Statement to the ending period of the reporting period (estimates are so indicated):

                    Construction of plant, building
                         and facilities                          None
                    Purchase and installation of machinery
                         and equipment                     $4,046,000 (estimate)
                    Purchase of real estate                      None
                    Acquisition of other business(es)            None
                    Repayment of indebtedness                    None
                    Working capital                        12,233,000 (estimate)

                    Temporary investments:
                         Money market                       1,628,000 (estimate)
                         Certificates of Deposit            2,993,000 (estimate)

                    Other purposes                               None

                    All of the foregoing uses were direct or indirect payment to others.

             (viii) The use of  proceeds  described  in  (vii)  above  does  not represent a material change in the use of proceeds described in the prospectus.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Item     Description
              ----     -----------
              11.1     Statement re: Computation of Net Loss Per Share
              27.1     Financial Data Schedule

                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                           BROADVISION, INC


Date: ________________                     _____________________________________
                                           Pehong Chen
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)



Date: ________________                     _____________________________________
                                           Randall C. Bolten
                                           Vice President, Operations and Chief
                                             Financial Officer
                                           (Principal Financial and Accounting
                                             Officer)

                                BROADVISION, INC.

                                INDEX TO EXHIBITS


Exhibit
  No.                                  Description
-------                                -----------
11.1              Statement regarding Computation of Per Share Earnings . . . .

27.1              Financial Data Schedule . . . . . . . . . . . . . . . . . . .
--------------------------------------------------------------------------------