Form 10-K
period 1997-12-31
BROADVISION INC
filed 1998-03-09
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K


[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1997

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934


                         Commission File Number 0-28252


                                BROADVISION, INC.
             (Exact name of registrant as specified in its charter)


         Delaware                                         94-3184303
 --------------------------------            -----------------------------------
(State  or other jurisdiction of            (I.R.S. Employer Identification No.)
 incorporation or organization)

 585 Broadway, Redwood City, California                     94063
 --------------------------------------                   ---------
(Address of principal executive offices)                  (Zip Code)


                                 (650) 261-5100
               --------------------------------------------------
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:


                                                       Name of each exchange
  Title of each class                                   which registered
  -------------------                                  ---------------------
        None                                                     None


           Securities registered pursuant to Section 12(g) of the Act:

                         Common Stock, $.0001 par value
                         ------------------------------
                                (Title of Class)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

     Indicate by check mark if the disclosure of delinquent  filers  pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

     Based on the closing sales price of March 1, 1998 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $147,002,786.

     As of March 1, 1998, registrant had outstanding 20,403,996 shares of Common Stock.

                                ----------------

                       DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for Registrant's 1997 Annual Meeting of Stockholders to be held May 11, 1998 are incorporated by reference in Part III of this Form 10-K Report.

                                    BROADVISION, INC.

                                ANNUAL REPORT ON FORM 10-K
                              YEAR ENDED DECEMBER 31, 1997

                                    TABLE OF CONTENTS


                                                                              Page No.
                                                                              ---------
Part I

Item 1. Business ...............................................................  3
Item 2. Properties ............................................................. 20
Item 3. Legal Proceedings ...................................................... 20
Item 4. Submission of Matters to a Vote of Security Holders .................... 20


Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder
        Matters ................................................................ 21
Item 6. Selected Consolidated Financial Data ................................... 22
Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations .................................................. 23
Item 8. Financial Statements and Supplementary Data ............................ 39
Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................................... 53


Part III

Item 10. Directors and Executive Officers of the Registrant .................... 53
Item 11. Executive Compensation ................................................ 53
Item 12. Security Ownership of Certain Beneficial Owners and Management ........ 53
Item 13. Certain Relationships and Related Transactions ........................ 53


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...... 53


SIGNATURES ..................................................................... 54


                                         PART I.

ITEM 1. BUSINESS

     The following discussion of the Company's business contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ materially from those anticipated in these forward- looking statements as a result of certain factors, including, but not limited to, those set forth under "Risk Factors" and elsewhere in this Form 10-K.


Overview

     BroadVision develops, markets and supports application software solutions for one-to-one relationship management for the extended enterprise. These solutions  enable  businesses  to use the  Internet  as a  platform  to  conduct commerce, provide self-service, and deliver targeted information to their customers, suppliers, distributors, employees, and other constituents of their extended enterprises. The BroadVision One-To-One product family allows businesses to tailor World Wide Web (the "Web") site content to the needs and interests of individual users by personalizing each visit on a real-time basis. BroadVision One-To-One applications achieve this result by interactively capturing Web site visitor profile information, organizing the enterprise's content, targeting that content to each visitor based on easily constructed business rules, and executing transactions. The Company believes the benefits of these applications include enhanced customer satisfaction and loyalty, increased business volume, reduced costs to service customers and execute transactions, and enhanced employee productivity.


Background

  Trends in One-to-One Relationship Management

     To prevail in the intensely competitive global marketplace, business managers must continually devise new strategies to market, sell, distribute, and support their products and services. From the 1950s to the 1980s, leading businesses in North America, Europe, and Asia advanced the sciences of mass production, mass communication, and mass distribution to establish world markets for their products and services. During the 1980s, these mass marketers began using new technologies and analytical techniques to better segment and define targeted markets in order to reach customer groups most likely to buy their products. These new approaches helped marketers respond to increasing competition and customer demands for improved quality, service, and product choice. The trend toward greater specialization has continued to increase as many marketers have used targeted marketing tools and new delivery media, such as direct mail and telemarketing, to reach more precisely targeted market segments.

     In the  latter  half  of the  1990s,  many  marketing  executives  in  both business-to-consumer and business-to-business industries have turned their attention to the ultimate target market segment: the market of one. One-to-one relationship management involves a systematic, interactive approach to developing and managing a detailed knowledge base that integrates individual customers' product and business requirements, personal preferences, and purchase histories with traditional demographic statistics. This information provides the foundation for businesses to serve customers in the form of individually tailored products, services, information, incentives, and transactions. By focusing on individual customers and one-to-one relationship management, business managers can develop more productive relationships with their customers that maximize customer satisfaction, develop customer loyalty, and contain the high costs associated with new customer acquisition.

  One-to-One Relationship Management on the Internet

     With the emergence of the Internet as a globally accessible, interactive, and individually addressable communications and computing platform, businesses have the opportunity to implement one-to-one relationship management on a mass basis. The proliferation of inexpensive, easy-to-use Web browsers and affordable Internet access services has made the Internet easy to navigate, accessible to millions of homes and businesses, and readily adaptable to a broad range of business, education, commerce, entertainment, and marketing applications. Technologies such as Java from Sun Microsystems, Inc. ("Sun") are facilitating the delivery of content over the Internet and accelerating adoption of the Internet as a mainstream business and personal computing platform. In addition, businesses are utilizing the Internet to create internal enterprise networking environments called "intranets" or "extranets." These networks are enabling businesses to create Internet applications that provide new ways of interacting with employees, partners, and customers.

     As Internet use has grown, industry experts have described the Internet as the ideal platform for deploying applications that enable companies to develop individual one-to-one relationships across their entire enterprise. Whether an Internet application is designed primarily for delivering knowledge, conducting commerce, or customer self-service, it offers businesses an opportunity to extend front office services in a personalized and cost effective way to all constituents in their extended enterprise. By recognizing the relationship-building potential of the Internet--in particular, the ability to interactively capture visitor profile information, observations, and feedback and to dynamically target useful information to visitors based on this data--business managers can utilize advanced Internet technologies to engage in personalized dialogs with millions of customers on a one-to-one basis.

  The Business Challenge on the Internet

     While the Internet is increasingly becoming a global platform for providing and accessing information, there remain significant challenges to doing business on the Internet. The Internet is characterized by fluid and dynamic content, where information is continually being updated and enhanced. Visitors perceive the value of Web sites to be directly correlated to the frequency of content updates and the dynamic behavior of the site. Creating the best Web sites generally requires sophisticated creative and technical expertise. Although the market has been flooded with numerous inexpensive tools for building and updating Web sites, many of the companies producing and using these tools have failed to take full advantage of the Internet's dynamic one-to-one relationship potential.

     Many Web sites today simply present text and graphics electronically in a static format, much like a product brochure. There has recently been a dramatic shift away from companies simply building these "brochureware" sites to companies making a significant investment in building mission-critical Internet applications. These Internet applications have the interactive capability to capture visitor profiles, conduct personalized interactions, remember information from one visit to the next, enable business managers to manage the site on a real-time basis, and integrate into existing business systems.
Providing these additional capabilities is a valuable next step for companies that plan to maximize the potential of the Internet for relationship management across their extended enterprise.

     However, most of the Web sites that have moved beyond brochureware to provide electronic commerce or knowledge management applications still have failed to capitalize fully on the Internet's potential for building one-to-one relationships. Sites that do support commerce often fail to satisfy customer expectations, providing commercial experiences that are less enjoyable and cost-effective than traditional alternatives. Most lack any form of real-time personalization and cannot dynamically target information based on a visitors' preferences and past histories. Others lack integration with mainstream business systems for supporting visitors interactively or exchanging information with corporate databases. While some of these sites use advanced applications to support online order and payment transactions, many still require buyers to place orders by telephone, defeating a basic objective of online businesses.

  The Technology Gap on the Internet

     Web sites are generally cumbersome for business managers to operate. Business rules and content, such as product and pricing data, financial policies, promotions, and advertising campaigns, are often "hard-coded" into programs and virtually impossible for non-technical managers to change dynamically. Most applications are not scalable and require ongoing tuning and re-engineering to keep up with visitor growth and changes in Internet technology. Development is often slow and defects are common due to the limitations of most productivity tools. Generally, with currently available application servers, business managers do not have the capability to react to market conditions with real-time control and management of Web sites, but instead are often constrained by slow "change request" processes that take technical specialists days or even weeks to implement.

     In part, the limited capabilities of these static Web sites are a result of the inadequacies of the technologies used to develop Internet applications. Many Web developers still rely on general purpose publishing tools, such as HTML (Hypertext Mark-up Language) editors, to develop Web pages and the links between them. Many of today's Web development toolkits that assist in Web site development do not offer capabilities for generating personalized, dynamic Web pages or for easily maintaining site content and page generation logic. These tools were not designed to be used in the development of sophisticated applications offering enterprise-scale implementations of business processes, such as product marketing, sales, or customer support. Using low-level toolkits and commerce and merchant servers to develop and maintain sophisticated Internet applications, such as managing customer relationships and defining dynamic business rules, is a highly complex process requiring a breadth of expertise that is often beyond the capabilities of in-house information technology organizations. In addition, the cost, time, and effort of building and maintaining Internet applications in this manner is often beyond the funding capacity of internal application development budgets.

  Application Systems for One-to-One Relationship Management

     The recent trends toward one-to-one relationship management and the rapid adoption of the Internet as a technology platform for conducting business have fueled the need for sophisticated packaged application software that enables companies to create applications that build personalized, long-term relationships with customers, partners, and employees. Early adopting companies have built successful online relationship management applications and these online businesses are creating pressures for their competitors to come to market quickly with online business sites. To build these sites, the Company believes that more of these companies are turning toward the purchase of packaged enterprise Internet applications. These packaged applications provide an attractive alternative to in-house or third-party custom application development, enabling companies to get to market more quickly with a solution that is more readily extensible and maintainable as the business evolves.

     To realize the potential of one-to-one relationship management, Internet applications must support the following activities:

     * Attract and retain visitors by providing dynamic content, interactive dialogs, and communities of interest

     *   Develop  and   maintain   visitor   profiles,   observe  and   remember
         interactions,   and  engage  in  ongoing   personalized  dialogs  while
         empowering individuals to control the privacy of their personal data

     * Provide business managers the ability to define and modify the Internet application's business rules and content in real time

     * Dynamically target personalized content, products, and incentives to correspond to profile data in order to motivate visitors to interact and conduct transactions

     * Fulfill financial and information transactions with secure electronic commerce processes


The BroadVision Solution

     BroadVision offers a family of packaged applications for automating relationship management in the extended enterprise. The BroadVision One-To-One product family enables companies to use the Internet for selling, marketing, and supporting all of their business constituents: employees, customers, suppliers, distributors, and others.

     The Company develops, markets, and supports its BroadVision One-to-One family of Internet applications for relationship management and associated software tools that are used to customize and maintain these applications. These applications are designed to allow non-technical business managers to build relationships by tailoring content to the needs and interests of individual visitors, personalizing each experience on a real-time basis. The Company's customers use BroadVision solutions to deploy Internet applications that engage visitors and encourage return visits through personalized interactions, capture marketing information from volunteered data and observed behavior, and generate revenues from electronic commerce. The Company believes that these capabilities are needed by business managers and Internet application developers to take full advantage of the potential of the Internet as a marketplace for conducting business and for building long-term relationships with customers.

Strategy

     The Company's objective is to establish one-to-one relationship management as a standard feature of Web sites worldwide. To achieve this objective, the Company has adopted the following strategies:

  Focus on Extended Enterprise Relationship Management ("EERM") by Providing Packaged Application Solutions

     The Company is focusing exclusively on developing packaged application solutions for businesses developing Web sites as profitable business channels for managing relationships with their customers, partners, employees, and other constituents. The Company believes that the next major phase of Internet growth will be driven by complete packaged application solutions that allow businesses to capitalize more fully on the Internet as a business venue for interacting with the constituents of their extended enterprise. Businesses will implement these packaged applications in order to speed time to market, rely on a vendor rather than an internal development organization to maintain and update the technology underlying the business application, and reduce total cost and risk of application deployment.

  Enhance Targeted Application Solutions

     The Company will continue to leverage its BroadVision One-To-One Application System to enhance its Web application products and services focused on specific horizontal and/or vertical markets. Utilizing its expanding libraries of reusable application objects and templates and working closely with customers and strategic partners, the Company believes it can deliver a targeted application solution for one-to-one relationship management faster, of a higher quality, and at a lower cost than its competitors. The Company has delivered targeted application solutions for business-to-consumer and business-to-business commerce, for retail financial services and for knowledge management. The Company intends to remain nimble and flexible at developing other applications products in the general area of relationship management, in response to market opportunities that may arise.

  Expand and Leverage Alliances with Key Business Partners

     To accelerate the acceptance of the BroadVision One-To-One products and to promote the adoption of the Web as a commercial marketplace, the Company has developed cooperative alliances with leading Internet technology vendors, systems integrators, and Web site developers. The Company believes that these alliances will provide additional marketing and sales channels for the Company's products, enable the Company to more rapidly incorporate additional functions and platforms into the BroadVision One-To-One products, and facilitate the successful deployment of customer applications. The Company has signed nearly 50 partnerships to date worldwide, which has expanded the Company's sales and support infrastructure and post-sales implementation capabilities, and broadened market awareness for the Company.

  Maintain Technology Leadership

     The Company believes that it offers the most complete EERM solution available today. The Company intends to maintain this leadership position by continuing to enhance its technology through heavy investment in research and development activities, incorporating industry-leading components into its products, and employing its own technology and human resources as a source of ongoing technological advantage. Having employed the Common Object Request
Broker Architecture ("CORBA") standard as a cornerstone of its product architecture, the Company has integrated other CORBA-compatible technologies, such as the Java development language, into its products. Utilizing in-house expertise and experiences with customers, the Company intends to maintain its leadership position in providing a scalable, innovative, and open architecture.

  Grow International Presence

     To capitalize on the emergence of the Internet as a global network, the Company has established sales operations in Amsterdam, Basel, Hong Kong, London, Munich, Paris, and Tokyo. In addition, the Company distributes its products in these and additional countries through licensed distributors, value-added resellers, and systems integrators in Brazil, Finland, Korea, South Africa, Spain, and Sweden. The Company intends to continue to certify providers of professional services for BroadVision products in these and other countries. The Company's partners include multinational systems integrators, as well as partners with single-country scope of operations. The Company's product architecture is designed to support international languages, and the Company is currently shipping localized versions of its BroadVision One-To-One Application System in English, German, Japanese, Korean, and Chinese.

     The Company's strategy involves substantial risk. There can be no assurance that the Company will be successful in implementing its strategy or that its strategy, even if implemented, will lead to successful achievement of the Company's objectives. If the Company is unable to implement its strategy effectively, the Company's business, financial condition, and operating results would be materially adversely affected.


Products and Services

     The Company develops, markets and supports a family of EERM applications products and associated software tools for use in customizing and maintaining solutions built with these applications.

  Applications

     BroadVision offers four applications products--the BroadVision One-To-One Application System, One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge--that provide a spectrum of capabilities that offer numerous business functions and support the needs of companies in different industries.

     BroadVision One-To-One Application System is the Company's core product. It is a flexible, generic yet robust application for deploying relationship management processes on the Internet. It utilizes an open, scalable application architecture for Web session management, secure user authentication and authorization, dynamic and personalized page generation, user profiling, content management, and transaction handling. The BroadVision One-To-One Application System provides the following capabilities designed to meet the needs of companies delivering personalized relationship management on their Web sites:

         Profiling -- BroadVision One-To-One applications store and maintain dynamic profiles of Web site visitors. Profile data can be collected from information in existing customer information files, from information provided explicitly by site visitors, and by observation of visitors' behavior on the site. Visitors' session information is saved in a transaction log and can be used to update and enrich the visitors' profiles. Profile information is stored in any of several widely used third-party relational databases.

         Content Management -- BroadVision One-To-One applications deliver dynamic content to the user in response to their interests and needs. Content items available for display to visitors comprise one of six types: templates (Web page designs and layouts), products, editorials, advertisements, incentives, and discussion groups. Each of these content types has a rich set of attributes that describe its properties and key features. This content is managed within a BroadVision One-To-One application with tools to create, classify, organize, and publish the content.

         Matching -- BroadVision One-To-One applications provide tools for business managers to create and manage "if-then" rules and taxonomy-based matching schemes that determine which content to deliver to Web site visitors and the conditions under which the content should be delivered. The criteria for content selection can include the visitor's demographic or psychographic variables, historical behavior, current session behavior, context information such as date and time, and marketing logic for delivering incentives, promotions, and recommendations. This allows Web sites to personalize product information, editorials, pricing, advertising, coupons, incentives, and promotions for Web site visitors who fit specified profiles or the predetermined criteria as established by the company's business managers.

         Transactions -- BroadVision One-To-One applications incorporate a number of transactional capabilities required for merchandising and financial services applications. These capabilities include electronic wallets, order tracking, persistent shopping cart, taxing and shipping charge computation, discount and coupon handling, payment authorization, between- and within-account exchanges, and news and stock feeds.

                 Features of the Broadvision One-To-One Solution


                               [GRAPHIC OMITTED]


     During 1997, the Company expanded its product line by introducing three new applications products in the BroadVision One-To-One family: One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge. These three additional applications products are built upon and extend the functionality of the flagship BroadVision One-To-One Application System. They are designed to meet the needs of customers in certain industries and the needs of customers with more specific one-to-one relationship management requirements for product merchandising, retail financial services, or knowledge management.

     One-To-One Commerce is a turnkey application solution for rapid deployment and dynamic personalization of high-end Internet commerce services. Companies implementing One-To-One Commerce can rapidly implement an end-to-end commerce solution offering a personalized storefront to visitors and full commerce transaction capabilities at the back end. The application includes rich functionality for product catalog management, electronic wallets, ordering, tax and shipping charge computation, payment handling, and discount and incentive tracking. One-To-One Commerce provides businesses with a sample commerce application (including reusable objects), business rules, and templates that can be easily customized to meet critical time-to-market demands.

     One-To-One Financial enables banks and other financial institutions to rapidly deploy secure, personalized, retail relationship management Internet sites to their financial services customers. The product delivers a financial transaction framework and a set of core financial services that allows customers to access account information and a rich set of transactions within and between accounts.

     One-To-One Knowledge is designed to increase the productivity of a knowledge-intensive extended enterprise in its management of information delivery to employees, customers, channels, and other partners. The product enables a repository of corporate information (e.g., sales and marketing information, technical information, human resources information) to be organized into customizable channels accessible through Web browsers. Documents in the content archive are "tagged" with attributes that describe their subject matter, content category, viewing permissions, and other factors pertinent to determining how to target readers. Business rules used in conjunction with visitors' self-declared preferences determine the selection, filtering, and display of "tagged" information presented to the visitors on each trip to the Web site.

     The Company designed all of these applications products for use in mission-critical, high-performance environments by customers with demanding architecture, deployment, and maintenance requirements. The key capabilities of the applications include:

     * Broad applicability -- robust functionality to support business-to-business, business-to-consumer, and business-to-employee relationship management, including personalized marketing and communications, selling and commerce transaction handling, and customer self-service.

     * Scalability -- architected for high performance and fast response while supporting large numbers of simultaneous users accessing the system over the public Internet or private intranets or extranets.

     * Component-based, reusable application code -- object-oriented application code written in C++, which allows developers and integrators to use, modify, adapt, or extend the dynamic objects to rapidly customize products to meet the specific business requirements of a particular corporate customer.

     * Support for industry standards -- supports the CORBA standard for object-oriented computing, to permit distribution of the application across multiple processors. This design enables high-volume performance, flexible application deployment, and easy integration with other third party or legacy applications.

     * Transaction processing -- handles a wide-range of commerce and financial services transactions -- including order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card charge processing, order tracking, news and stock feeds--through a combination of built-in functionality and integration with other products.

     * Platform independence -- versions available for multiple operating systems, including Sun Solaris, Windows NT, and HP-UX. Databases supported include Oracle, Sybase, Informix, and Microsoft SQL Server.

     * Multi-lingual -- available in English, German, Japanese, Korean, and Chinese.


  Tools

     BroadVision applications are customized and maintained using tools that are licensed to customers separately from the applications products. Inherent to the functionality of the Company's applications is a set of building blocks called "dynamic objects," "application templates," and "rule sets" that are instrumental in rapidly building and easily maintaining One-To-One-based applications. A description of the Company's tools products follows.

     Visual Development Center. The BroadVision One-To-One Visual Development Center (the "VDC") provides advanced Web site development tools rich in object-oriented features for building BroadVision One-To-One applications. Because most businesses have little time for application development, the BroadVision One-To-One VDC supports visual, point-and-click application construction; default templates for basic business functions (order entry, payment clearing) for rapid application creation and deployment; and browser-independent, dynamic Web page generation. In addition, there is an extensive library of dynamic objects that provide access to One-To-One services, including profile management, electronic commerce services such as virtual shopping carts and order processing, targeted content, and ad insertion. These features enhance existing templates and provide an extensive amount of sub-classes, which can be used to build new objects. Furthermore, the VDC supports HTML, Java, and JavaScript as well as any third-party HTML editor.

     Dynamic Command Center. The BroadVision One-To-One Dynamic Command Center (the "DCC") is a Windows 95 client application for editorial, advertising, marketing, and merchandising business managers. The DCC offers managers the ability to define and manage the customer segments, the content organization, and the matching rules of a Web site in real time using familiar, non-technical concepts. For example, a business manager can initiate a sale or promotion, send coupons to specifically targeted consumers, or change prices dynamically. The rules editor of the DCC enables the business manager to define in English the "if-then" relationships that determine the selection and presentation of various types of content to the site visitor, based on profile attributes or session information. The DCC also provides a means for managers to monitor the activity on Web sites, enabling them to evaluate the effectiveness of content and services being offered on the site.

     Content Management Center. The BroadVision One-To-One Content Management Center (the "CMC") provides workflow tools to automate the content creation and classification process. The CMC is a Java-based Web application that enables business people to easily manage the process of developing, indexing, tagging, staging, publishing, and updating content. This content can then be effectively targeted and matched based on user preferences and profiles. Site administrators can control who can create and update specific areas in the

Web site. Editors can track the overall efficiency and quality of the content while carefully managing a content calendar. The CMC also enables a process of collaboration between all authors, editors, and Web site administrators working from remote locations.

  Other Products

     In addition to its proprietary products, the Company has entered into agreements which enable it to resell third-party software products from CyberSource Corporation, Verity, Inc., Oracle Corporation ("Oracle"), and Sybase, Inc. ("Sybase"). These are sublicensed to end users and either incorporated in or sold as options to the Company's own products. License revenue from these third-party products was insignificant and constituted less than 1% of total software product license revenues in 1997 and 1996.

     The table below summarizes certain features of and price information for each of the Company's products:


                                                                        U.S. List Price for
             Product                     Description                      Perpetual License
-------------------------------------------------------------------------------------------------------
  Application Products:        Full object-oriented environ-          * $25,000 and up per
                               ment for developing, testing,            developer seat
  * BroadVision One-To-One     and tuning EERM applications
    Application System
  * One-To-One Commerce
  * One-To-One Financial
  * One-To-One Knowledge
-------------------------------------------------------------------------------------------------------
 Deployment System             Full environment for deploying         * License fee based on num-
                               production EERM applications             ber of profiled users tracked
                                                                        by application and number
                                                                        of services accessing profiled
                                                                        user base.
                                                                      * Ranges from $30,000 mini-
                                                                        mum configuration to more
                                                                        than $1 million for large
                                                                        complex configurations
-------------------------------------------------------------------------------------------------------
 Visual Development Center     PC-based application enabling          * One copy included with
                               applications developers to               development license
                               quickly and easily build dynamic
                               Web page templates                     * Additional copies start at
                                                                        $600 per seat
-------------------------------------------------------------------------------------------------------
 Dynamic Control Command       PC-based application enabling          * $5,000 per seat
 Center                        business managers to monitor
                               state of Web applications, inter-
                               actively change business rules in
                               real time, and generate reports
-------------------------------------------------------------------------------------------------------
 Content Management Center     Browser-based application en-          * Starts at $2,500 per seat
                               abling content developers and
                               editors to manage the publish-
                               ing of new content to the Web
                               site
-------------------------------------------------------------------------------------------------------

  Professional Services

     The Company's Worldwide Professional Services Organization ("WPSO") provides a broad range of consulting services in support of BroadVision's total product line. The Company's WPSO provides comprehensive business application expertise, technical know-how, and product knowledge to complement its products and to provide total solutions to customer business requirements. A summary of the consulting services provided by the Company follows.

     Strategic Services provides business strategy and process consulting, assisting customers in defining and planning profitable online businesses. Services include in-depth needs analysis, customer segmentation, site storyboarding, and preparing detailed plans and procedures necessary to achieve timely and successful implementations of the Company's software products. Strategic Services consulting is generally offered on a time and materials basis.

     Interactive Services provides technical services for development of customized BroadVision-based applications, custom interfaces, data conversions, and system integration. These consultants participate in a wide range of activities, including requirements definition and application design, development and implementation. These consultants also provide advanced technology services focused on application development for custom objects and templates and database administration and tuning. Interactive Services consulting is generally offered on a time and materials basis.

     Content and Creative Services is a group specializing in content management, sourcing, workflow processes, and user-interface design. The group is made up of One-To-One design experts and a variety of leading design houses. This unique team combines years of interactive design and marketing experience to build purposeful user-interfaces that meet customers pre-defined goals. Content and Creative Services consulting is generally offered on a time and materials basis.

     Education Services are offered to customers either at the Company's education facilities or at the customers' locations, as either standard or customized classes. These classes are priced at either fixed daily rates or on a per-class basis.

  Technical Support

     The Company provides technical support, including telephone support, upgrade rights to new releases, including patch releases as necessary, and product enhancements, under the Company's standard maintenance agreements, which all of the Company's licensed customers have entered into. The annual maintenance fee for these services is based upon a percentage of the then-current list price for the perpetual licensed software fee, payable annually in advance.


Customers and Markets

     The Company has licensed its product to over 150 customers, including approximately 50 partners worldwide. The types of applications being developed by licensees using BroadVision software include product merchandising, retail financial services, and corporate knowledge management for employees, partners, and customers. Over 30 customers have commercially deployed applications using BroadVision products. The Company's target customers include Global 2000 organizations that are at the forefront of building innovative Internet applications to increase revenues and reduce operational costs. In 1997, software license and service revenues from Metronet, Kommunikationsdienste Gmbh & Co.KG. ("Metronet") accounted for approximately 11% of the Company's total revenues.

     The Company has targeted a number of markets that it believes to be especially conducive to one-to-one relationship management applications. These markets, identified in the table below, have historically been characterized by early adoption of online technology or could otherwise benefit from providing significant interactive service to their end-user customers.

--------------------------------------------------------------------------------------------------------------
  Target                                                                                     Sample
 Industry            Sample Applications        Benefits of BroadVision Solutions           Customers
--------------------------------------------------------------------------------------------------------------
  Telecom-          * Commerce: Business-       * Selectively share visitor profiles      Hongkong Telecom
  munications         to-business and             between aggregators and content         TELUS Advanced
                      business-to-consumer        providers                                Communications
                                                                                          US West Communications
                    * Online services           * Online, real-time control of
                                                  business rules, such as pricing and
                                                  promotions
                    * Self-service
                    (e.g., call centers)
--------------------------------------------------------------------------------------------------------------
  Retail and        * Online shopping           * Create branded communities              Eastman Kodak
  distribution                                    based on visitor profiles               The Good Guys
                    * Interactive                                                         Metronet
                      catalogues                * Online, real-time control of            Phillips Electronics
                                                  business rules, such as pricing and     RS Components
                                                  promotions, by content providers
                                                * Reduce ransaction costs of direct
                                                  purchases
--------------------------------------------------------------------------------------------------------------
  Travel and        * Reservations              * Provide travel planning advice and      American Airlines
  leisure                                         transaction services without agents     Thomas Cook
                    * Travel planning             or other intermediaries

                    * Brand projection,         * Opportunity, based on user profiles,
                      loyalty programs, and       to cross-sell or up-sell services in
                      affinity                    addition to basic travel reservations
                      marketing
--------------------------------------------------------------------------------------------------------------
  Media and         * Purchasing digital        * Price digital products and              Grolier
  publishing          media                       services in real time                   Metromail
                                                                                          Milwaukee Journal
                    * Knowledge                 * Dynamically target relevant             Virgin.net
                      management                  information to individuals
--------------------------------------------------------------------------------------------------------------
  Financial         * Home banking              * Target investment content based         Banco Santander
  services                                        on profiles of visitors                 Citibank
                    * Obtaining information                                               JP Morgan
                      on and                    * Nationwide service can be locally       Liberty Financial
                      selecting:                  targeted                                Quick & Reilly
                      --Loans                   * Low-cost distribution channel
                      --Mutual funds            * Tremendous cross-selling and
                      --Insurance                 up-selling opportunity
--------------------------------------------------------------------------------------------------------------
  High              * Knowledge                 * Disseminate large amounts               Baan Company
  technology          management                  of knowledge/information in a           Hewlett-Packard
  and                                             personalized way based on               IBM
  manufacturing                                   purchaser's profile                     Micron Technology
                                                                                          Siemens-Nixdorf
                    * Business-to-business      * Maintain and make available
                      purchasing                  up-to-date information related to
                                                  complex purchasing decisions
--------------------------------------------------------------------------------------------------------------

     The market for the Company's products and services is at an early stage of development and is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where, as is true of the Company, acquisition of the product requires a large capital commitment or other significant commitment of resources. With respect to the Company, this uncertainty is compounded by the risks that consumers and enterprises will not adopt electronic commerce and knowledge management and that an appropriate infrastructure necessary to support increased commerce and communication on the Internet will fail to develop, in each case, to a sufficient extent and within an adequate time frame to permit the Company to succeed.

     Adoption of electronic commerce and knowledge management, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. Moreover, the Company's products and services involve a new approach to the conduct of online business and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of the Company's products and services in order to generate demand for the Company's systems. For example, enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing systems. Similarly, individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns or may otherwise be resistant to providing the personal data which is necessary to support the Company's consumer profiling capability. Moreover, the security and privacy concerns of existing and potential users of the Company's products and services may inhibit the growth of online business generally and the market's acceptance of the Company's products and services in particular. Accordingly, there can be no assurance that a viable market for the Company's products will emerge or be sustainable.


Sales and Marketing

     The Company markets its products primarily through a direct sales organization with operations in North America, Europe, and Asia/Pacific. On
December 31, 1997, the Company's direct sales organization included 63 sales representatives, managers, applications consultants, and pre-sales support and post-sales support personnel. The Company has a sales office at its headquarters in Redwood City, California and has North American sales offices in Atlanta, Chicago, Dallas, and New York. The Company has subsidiaries in France, Germany, Japan, the Netherlands, Switzerland, and the United Kingdom and has an established sales office in Hong Kong. A component of the Company's strategy is continued planned expansion of its international activities. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements. The Company also contracts with commissioned agents in the Republic of Korea, Spain, and in selected portions of the Japanese market.

     Although the Company generates leads from many sources, the majority of the Company's early leads have come from businesses seeking partners to develop one-to-one relationship management applications. Initial sales activities typically include a demonstration of BroadVision One-To-One capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at the Company's headquarters. The sales process usually involves a collaboration with the prospective customer in order to specify the scope of the application. The Company's professional services organization typically plays a key role in helping customers to design, and then develop, their applications.

     The Company's marketing efforts are targeted at product strategy development and product management; building market awareness through press and analysts; producing and maintaining marketing information and sales tools; generating and developing customer leads; and sourcing and managing relationships with systems integrators, value-added resellers, creative design and advertising agencies, and technology partners. As of December 31, 1997, 20 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning, and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars, and conferences, establishing and maintaining close relationships with recognized industry analysts, and maintaining the Company's Web site.

     The license of the Company's software products is often an enterprise-wide decision by prospective customers, requiring the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by the customers or by the Company's WPSO consultants over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. Delays in license transactions as a result of the lengthy sales cycle or delays in customer production or deployment of a system could have a material adverse effect on the Company's business, financial condition, and operating results, and can be expected to cause the Company's operating results to vary significantly from quarter to quarter.

     To date, the Company has primarily derived sales through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers, system integrators, and other third parties.


Strategic Business Alliances

     A critical element of the Company's sales strategy is to engage in strategic business alliances to assist the Company in marketing, selling, and developing customer applications. This approach is intended to increase the number of personnel available to perform application design and development services for the Company's customers; enhance the Company's market credibility, potential for lead generation, and access to large accounts; and provide additional marketing expertise in certain vertical industry segments and technical expertise in the development of reusable objects and templates. The Company has developed business alliances with approximately 50 systems integration, design, consulting, and other services organizations, including Andersen Consulting, LLP, Cambridge Technology Partners, Cap Gemini U.K. plc, Computer Sciences Corporation, Daimler-Benz Information Systems AG (Debis), Dimension AB, Gran Via, NTT Data Corporation, Sage IT Partners, Inc., Sema Group plc, Siemens-Nixdorf Information System AG, Silicon Valley Internet Partners, and others.


Competition

     The market for online interactive relationship management applications is new, rapidly evolving, and intensely competitive. The Company expects competition to persist and intensify in the future. The Company's primary competition comes from in-house development efforts by potential customers or partners. The Company's competitors also include other vendors of application software directed at interactive commerce and financial services and Web content developers engaged to develop custom software or to integrate other application software into custom solutions. The Company currently encounters direct competition from Edify Corporation ("Edify"), InterWorld Corporation ("InterWorld"), Microsoft Corporation ("Microsoft"), Netscape Communications Corporation ("Netscape"), and Open Market Inc. ("OMI"), among others. Many of these competitors have longer operating histories, and significantly greater financial, technical, marketing, and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than the Company. Moreover, certain of the Company's current and potential competitors, such as Netscape and Microsoft, are likely to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

     The principal competitive factors affecting the market for the Company's products are depth and breadth of functionality offered, ease of application development, time required for application development, reliance on industry standards, reliability, scalability, maintainability, personalization and other features, product quality, price, and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving, and there can be no assurance that the Company will be able to compete successfully with current or future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, and operating results.

Technology

     The Company believes its advanced technology enables the delivery of robust, scalable, and innovative Internet relationship management solutions into the market faster and at a lower cost than alternatives. The Company's technology consists of the following key elements:

  Architectural Design

     The Company believes that the technical demands of interactive one-to-one relationship management on the Internet require an architectural design that stresses standards, openness, interoperability, and flexibility. The Company has designed its current application system as an architectural solution for building dynamic, scalable, and extensible Internet applications. By emphasizing reusable methods, separation of application logic, business rules, and data, and adherence to open standards, the BroadVision One-To-One applications family provides an efficient architecture for customers and partners to build, modify, and control applications, as well as to integrate them with external business systems. The Company believes this architecture also provides a robust foundation on which the Company can rapidly develop new products.

  Adherence to Industry Standards

     The Company has invested substantially in developing its architecture to comply with CORBA, a standard for applications software design and development widely adopted in the commercial software industry. Applications that are CORBA-compliant can run on either single computers with one or more processors or across large networks, allow replication and relocation of object servers to improve system performance, are platform independent, and have strongly defined Application Programming Interfaces through the use of the Interface Definition Language specified by CORBA. Through CORBA compliance, the Company's products are fully compatible with other CORBA-based technologies, such as Java.

     In addition to CORBA, the Company uses other widely accepted standards in developing its products, including SQL (Structured Query Language) for accessing relational database management systems ("RDBMSs"), CGI (Common Gateway Interface), and HTTP (Hypertext Transfer Protocol) for Internet access, NSAPI (Netscape Application Programming Interface) for access to Netscape's Internet servers, SSL (Secure Socket Layer) for secure transmissions over networks, and the RC2 and MD5 encryption algorithms supplied by RSA Data Security, Inc. ("RSA"). BroadVision One-To-One can be operated in conjunction with RDBMSs provided by Oracle, Informix Corporation ("Informix"), Microsoft, and Sybase. Most of the Company's programs are written in C++, a widely accepted standard programming language for developing object-oriented applications. Adherence to industry standards provides compatibility with existing applications, enables ease of modification, and reduces the need for software to be rewritten, thus protecting the customer's investment.

  N-Tier Architecture

     The BroadVision One-To-One application system utilizes an N-tier architecture that logically separates application presentation, business rules, and data. Between each of these tiers are session manager and project adapter interface technologies, described below, that establish seamless interoperability between application components. This architecture partitions applications across:

     *   A  front-end  tier  that  manages  the  application   presentation  and
         interface to Web site visitors

     * Application engine tier(s) that manage the one-to-one life cycle activities--community, profiling, targeting, and transactions--and the business rules that define the interactive characteristics and behavior of one-to-one relationship management applications. Due to the object-oriented design of this code and the reliance on CORBA, this code can be distributed across multiple logical and physical processors, thus enabling the N-tier design of the application.

     * A back-end tier that integrates underlying database management systems for storing BroadVision One-To-One data with external business systems that perform specialized relationship management functions, such as online credit card authorization and payment handling, sales tax and shipping computation, online and off-line order fulfillment, inventory management, visitor demographic analysis, and data mining.

     The   Company   believes   this   N-tier  architecture  offers  significant
advantages over alternative approaches, including:

     *   Bandwidth, database, and platform independence

     * Modularity, to enable changes to be made to one area of an application with minimal impact on other areas

     * The ability for business managers to define and control business rules in real time without requiring programming changes to application logic

     * The ability to support specialized "object adapters" that reduce time and cost to integrate BroadVision One-To-One applications with existing business systems, the ability to perform such integration with a minimum of programming, and the ability to localize applications to different language and currency requirements


  Session Manager

     The Company has developed proprietary "session manager" technology designed to manage the high volume of dynamic interactions that occur in online sessions between many concurrent Web site visitors and a relationship management application. The session manager enables three key activities:

     * Maintaining context, or "state," between visitors and sites so that each current and future interaction can trigger a response appropriate to the objectives of both visitor and site provider

     * Interpreting application objects and templates at runtime, and retrieving profile data and business rules to dynamically generate HTML that creates content, Web pages, and interactions tailored to the needs and interests of individual Web site visitors

     * Enabling application scalability by allowing Web site providers to add additional software processes or hardware processors to their Web systems to support more concurrent Web site visitors without incurring performance degradation or additional overhead in application maintenance


  Dynamic Objects and Application Templates

     The Company believes that the costs and time associated with Internet application development and maintenance can be substantially reduced with its technology for object-oriented application development. This technology consists of two primary components, dynamic objects and application templates. Utilized in combination with the Company's structured development methodology, these technologies are designed to help customers and partners create libraries of reusable program components that increase application quality and reduce cost and time-to-market of new and maintained applications. In addition, the dynamic object technology enables business managers to define and implement business rules through the BroadVision One-To-One DCC on a real-time basis. The Company's consultants currently use these technologies to develop application solutions for customers, and the Company's Education Services Group offers training classes to customers and partners on the use of dynamic objects and application templates.


Product Development

     The Company believes that its future success will depend in large part on its ability to enhance the BroadVision One-To-One product family, develop new products, maintain technological leadership, and satisfy an evolving range of customer requirements for large-scale interactive online relationship management applications. The Company's product development organization is responsible for product architecture, core technology, product testing and quality assurance, writing product user documentation, and expanding the ability of BroadVision One-To-One products to operate with the leading hardware platforms, operating systems, database management systems, and key electronic commerce transaction processing standards.

     Since inception, the Company has made substantial investments in product development and related activities. Certain technologies have been acquired and integrated into BroadVision One-To-One products through licensing arrangements. As of December 31, 1997, there were 52 employees in the Company's product development organization. The Company's research and development expenses were $7.4 million, $5.0 million, and $2.6 million in 1997, 1996, and 1995, respectively. To date, the Company has not capitalized any software development costs. The Company expects to continue to devote substantial resources to its product development activities.

     The information services, software, and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and emerging industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop leading technologies, enhance its existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, adapting its products to emerging industry standards, developing, introducing, and marketing product and service enhancements, or new products and services, or that it will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of these products and services, or that its new product and service enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technical or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner in response to changing market conditions or customer requirements, or if new products and services do not achieve market acceptance, the Company's business, financial condition, and operating results will be materially adversely affected.


Strategic Technology Alliances

     In order to ensure that the Company's products are based on industry standards and take advantage of current and emerging technologies, the Company emphasizes strategic technology alliances. The benefits of this approach include enabling the Company to focus on its core competencies, reducing time to market, and simplifying the task of designing and developing applications by both the Company and its customers. Key strategic technology alliances to date have included alliances with Sun, Hewlett-Packard Company, and Silicon Graphics, Inc., providers of enterprise server hardware and systems software; IONA Technologies, Inc. ("IONA"), a provider of a CORBA-compliant development platform; Oracle, Sybase, and Informix, providers of standard RDBMSs; RSA, a provider of encryption technology; and VeriFone, Inc. and CyberCash, Inc., providers of payment systems. The Company's strategy is to establish additional such alliances as new technologies and standards emerge, although no assurance can be given that the Company will be successful in establishing or maintaining such alliances.


Intellectual Property and Other Proprietary Rights

     The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. The Company provides its products to end users generally under nonexclusive, nontransferable licenses during the term of the agreement, which is usually in perpetuity. Under the general terms and conditions of the Company's standard license agreement, the licensed software may be used solely for internal operations pursuant to BroadVision's published licensing practices.

     The Company holds a patent on its core technology for personalized business on the Internet. The United States Patent Office issued Patent 5,710,887 on January 20, 1998 to the Company, covering certain elements of the BroadVision One-To-One(TM) Application System. There can be assurance that this patent would survive a legal challenge to its validity or provide significant protection.

     The Company has registered "BroadVision" and applied for registration of "BroadVision One-To-One" as trademarks in the United States. Although the Company takes steps to protect its trade secrets, there can be no assurance that misappropriation will not occur or that copyright and trade secret protection will be available in certain countries.

     The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The Company makes source code available for certain portions of its products. In addition, some of the Company's agreements with its customers contain provisions requiring release of source code for limited, non-exclusive use by the customer in the event that the Company ceases to do business or the Company fails to support its products. The provision of source code may increase the likelihood of misappropriation by third parties. The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to and distribution of its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company may, in the future, receive notices of claims of infringement of other parties' trademark, copyright, and other proprietary rights. There can be no assurance that claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. In particular, claims could be asserted against the Company for violation of trademark, copyright, or other laws as a result of the use by the Company, its customers, or other third parties of the Company's products to transmit, disseminate, or display information over or on the Internet. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company relies upon certain software that it licenses from third parties, including RDBMSs from Oracle and Sybase, object request broker software from IONA, database access technology from Rogue Wave Software, Inc. ("Rogue Wave"), and other software which is integrated with internally developed software and used in the Company's software to perform key functions. In this regard, all of the Company's services incorporate data encryption and authentication technology licensed from RSA. There can also be no assurance that the Company's third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in introduction of the Company's products and services until equivalent technology, if available, is identified, licensed, and integrated, which could have a material adverse effect on the Company's business, financial condition, and operating results.


Employees

     As of December 31, 1997, the Company employed a total of 188 full-time employees, including 83 in sales and marketing, 52 in product development, 34 in professional services and client support, and 19 in finance, administration, and operations.

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

Executive Officers and Key Personnel

     The executive officers and key personnel of the Company and their ages at February 28, 1998 are as follows:


            Name                Age                                  Position
----------------------------   -----   --------------------------------------------------------------------
Pehong Chen ................    40     Chairman of the Board, Chief Executive Officer and President
Randall Bolten .............    45     Chief Financial Officer and Vice President, Operations
Clark W. Catelain ..........    50     Vice President, Engineering
Eric J. Golin ..............    38     Vice President of Worldwide Professional Services
Michael A. Kennedy .........    35     Vice President of Global Strategic Alliances
Giuseppe Kobayashi .........    42     Vice President and General Manager of Japan/Asia-Pacific Operations
Francois Stieger ...........    48     Vice President and General Manager of European Operations
James W. Thanos ............    49     Vice President and General Manager, Americas
Perry W. Thorndyke .........    48     Vice President, Marketing

     Pehong Chen has served as Chairman of the Board, Chief Executive Officer and President of the Company since its incorporation in May 1993. From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of Gain Technology ("Gain"), a provider of multimedia applications development systems, which was acquired by Sybase. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University, and a Ph.D. in Computer Science from the University of California at Berkeley.

     Randall Bolten has served as Chief Financial Officer and Vice President, Operations, of the Company since September 1995. From 1994 to 1995, Mr. Bolten served as a financial consultant to various entrepreneurial enterprises. From 1992 to 1994, Mr. Bolten served as Chief Financial Officer of BioCad Corporation, a supplier of drug discovery software products. From 1990 to 1992, Mr. Bolten served as Chief Financial Officer, Business Development Unit, and then Vice President, Finance of Teknekron Corporation, a company engaged in the management of various high technology companies. He received an A.B. in Economics from Princeton University and an M.B.A. from Stanford University.

     Clark W. Catelain has served as Vice President, Engineering, of the Company since June 1995. From 1989 to May 1995, Mr. Catelain served as the Senior Vice President, Engineering of Gupta Corporation, a supplier of client/server database products. Mr. Catelain received a B.S. in Mathematics and Computer Science from Purdue University.

     Eric J. Golin has been employed at the Company since September 1994 and has served as Vice President of Worldwide Professional Services of the Company since September 1997. From September 1993 to September 1994, Mr. Golin was a principal architect for OpenVision Technology. From September 1989 to September 1993, Mr. Golin was Assistant Professor of Computer Science at the University of Illinois at Champaign-Urbana. Mr. Golin received an Sc.B., Sc.M., and a Ph.D. in Computer Science from Brown University.

     Michael A. Kennedy has served as Vice President, Global Strategic Alliances, since September 1997. From September 1995 to August 1997, Mr. Kennedy served as Senior Director, Marketing of the Company. From August 1993 to August 1995, Mr. Kennedy served as Director, New Media Business Development for Oracle Corporation, supplier of database software. From December 1989 to July 1993, Mr. Kennedy served as Senior Product Marketing Manager for Oracle Corporation. Mr. Kennedy received a B.Sc. in Computer Science from the Aberdeen University, Scotland.

     Giuseppe Kobayashi has served as Vice President and General Manager of Japan/Asia-Pacific Operations of the Company since January 1995. From 1994 to the present, Mr. Kobayashi has also served as consultant to Wind River Systems, Inc., a supplier of software development systems. During 1993, Mr. Kobayashi was General Manager, Japan Operations, Gain Group at Sybase. During 1992, Mr. Kobayashi was General Manager of Operations at Gain. From 1990 to 1992, Mr. Kobayashi served as Managing Director of Asia Pacific Operations at Teradata Corporation, a supplier of database software. Mr. Kobayashi holds a B.S. in Computer Science from the University of San Francisco.

     Francois Stieger has served as Vice President and General Manager of European Operations of the Company since January 1996. From July 1994 to December 1995, Mr. Stieger was employed as Senior Vice President, Europe and Middle East, for OpenVision Technologies, Inc., a supplier of distributed systems management products and services. From 1993 to 1994, Mr. Stieger served as Vice President, Europe of the Gain Division of Sybase. From 1987 to 1992, Mr. Stieger served as Vice President, Europe, Central and Southern region of Oracle, a supplier of relational database software. Mr. Stieger holds a Diplome Universitaire De Technologie in Mathematics and Mechanics from the University of Strasbourg.

     James W. Thanos has served as Vice President and General Manager, Americas of the Company since January 1998. From January 1995 to January 1998, Mr. Thanos served as Senior Vice President of Worldwide Operations of Aurum Software, a sales force automation company. From January 1993 to December 1994, Mr. Thanos served as Vice President of Sales of Harvest Software, an optical character recognition software company. From December 1988 to January 1993, Mr. Thanos served as Vice President of Sales Operations of Metaphor, Inc., a decision support software company. Mr. Thanos holds a B.A. in International Relations from Johns Hopkins University.

     Perry W. Thorndyke has served as Vice President, Marketing, of the Company since August 1996. From February 1995 to January 1996, Dr. Thorndyke served as a management consultant to and then Vice President, Marketing for Quintus Corporation, a supplier of client/server solutions for customer information management. From February 1994 to January 1995, Dr. Thorndyke served as an management consultant on technology strategy for customer information management systems to independent software vendors and user organizations. From May 1992 to January 1994, Dr. Thorndyke served as Vice President and Division Manager for retail banking systems at Wells Fargo Bank. From 1990 to May 1992, Dr. Thorndyke served as Senior Manager of Marketing and Business Development at Metaphor Computer Systems. a supplier of client/server software applications for PC-based support decision products. Dr. Thorndyke received a B.A. in Computer and Information Sciences from Yale University and a Ph.D. in Cognitive Psychology from Stanford University.


ITEM 2. PROPERTIES

     The Company's principal administration, research and development, sales, consulting, and support facilities are located in Redwood City, California, where the Company occupies approximately 60,000 square feet pursuant to a lease that expires in 2007. The Company also rents space in various cities to support its sale and field support activities. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.


ITEM 3. LEGAL PROCEEDINGS

     Not applicable.


ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     Not applicable.

                                     PART II


ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

     The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BVSN." Public trading of the Common Stock commenced on June 26, 1996. Prior to that, there was no public market for the Common Stock. As of March 2, 1998, there were approximately 254 holders of record of the Company's Common Stock.

     The following table sets forth, for the periods indicated, the high and low sale price per share of the Common Stock on the Nasdaq National Market.


       1996                                                  High          Low
       ----                                                  ----          ---
       Second Quarter (from June 26, 1996) ...........    $   7.13       $  6.88
       Third Quarter .................................    $   8.38       $  5.38
       Fourth Quarter ................................    $   9.06       $  6.56

       1997
       ----
       First Quarter .................................    $  10.38       $  7.50
       Second Quarter ................................    $   9.13       $  4.38
       Third Quarter .................................    $   7.38       $  5.00
       Fourth Quarter ................................    $   8.69       $  5.88

       1998
       ----
       First Quarter (through March 3, 1998) .........    $  15.38       $  6.00


     The Company has never declared or paid cash dividends on its Common Stock and it is the Company's present intention to retain earnings to finance the expansion of its business. In addition, the Company's credit facility with its commercial lender contains certain covenants which limit the Company's ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

     The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of the results to be expected in the future.


                                                    Period from
                                                    May 13, 1993
                                                   (Inception) to                  Year Ended December 31,
                                                    December 31,    ------------------------------------------------------
                                                        1993            1994          1995          1996           1997
                                                  ---------------   -----------   -----------   ------------   -----------
                                                                   (in thousands, except per share data)
Statement of Operations Data:
Revenues:
 Software licenses ..............................     $   --         $     --      $     --      $   7,464      $ 18,973
 Services .......................................         --               --           540          3,418         8,132
                                                      ------         --------      --------      ---------      --------
   Total revenues ...............................         --               --           540         10,882        27,105
                                                      ------         --------      --------      ---------      --------
Cost of revenues:
 Cost of software licenses ......................         --               --            --            330         1,664
 Cost of services ...............................         --               --           249          2,164         4,284
                                                      ------         --------      --------      ---------      --------
   Total cost of revenues .......................         --               --           249          2,494         5,948
                                                      ------         --------      --------      ---------      --------
Gross profit ....................................         --               --           291          8,388        21,157
                                                      ------         --------      --------      ---------      --------
Operating expenses:
 Research and development .......................         12              748         2,575          4,985         7,392
 Sales and marketing ............................         31              512         1,348         12,066        18,413
 General and administrative .....................        100              511           846          2,034         2,990
                                                      ------         --------      --------      ---------      --------
   Total operating expenses .....................        143            1,771         4,769         19,085        28,795
                                                      ------         --------      --------      ---------      --------
Operating loss ..................................       (143)          (1,771)       (4,478)       (10,697)       (7,638)
Other income, net ...............................          7              101           160            552           265
                                                      ------         --------      --------      ---------      --------
Net loss ........................................     $ (136)        $ (1,670)     $ (4,318)     $ (10,145)     $ (7,373)
                                                      ======         ========      ========      =========      ========
Basic and diluted net loss per share(1) .........                                 $   (0.36)     $   (0.54)    $   (0.36)
                                                                                  =========      =========     =========
Shares used in per share computation(1) .........                                    11,976         18,815        20,208
                                                                                  =========      =========     =========


                                                   December 31,
                             --------------------------------------------------------
                               1993       1994        1995        1996        1997
                             --------    --------    --------    --------    --------
                                                  (in thousands)
Balance Sheet Data:
Cash and cash equivalents    $  1,503    $    808    $  4,311    $ 17,608    $  8,277
Working capital ..........      2,358       2,208       3,916      18,258      11,485
Total assets .............      2,634       2,640       5,857      28,930      27,342
Long-term obligations ....       --          --           593         587       3,081
Accumulated deficit ......       (136)     (1,806)     (6,124)    (16,269)    (23,642)
Total stockholders' equity      2,478       2,526       4,254      21,016      15,121

------------
(1) See Note 1 of Notes to Consolidated Financial Statements for information concerning the computation of per share amounts.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained or incorporated by reference herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Risk Factors" and elsewhere in this Form 10-K. Any such forward-looking statements speak only as of the date such statements are made.


Overview

     BroadVision develops, markets and supports application software solutions for one-to-one relationship management for the extended enterprise. These solutions  enable  businesses  to use the  Internet  as a  platform  to  conduct commerce, provide self-service, and deliver targeted information to their customers, suppliers, distributors, employees, and other constituents of their extended enterprises. The BroadVision One-To-One product family allows businesses to tailor Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis. BroadVision One-To-One applications achieve this result by interactively capturing Web site visitor profile information, organizing the enterprise's content, targeting that content to each visitor based on easily constructed business rules, and executing transactions. The Company believes the benefits of these applications include enhanced customer satisfaction and loyalty, increased business volume, reduced costs to service customers and execute transactions, and enhanced employee productivity.

     The Company's core product, the BroadVision One-To-One Application System, was first made commercially available in December 1995. Version 3.0, the Company's latest version, was released during the fourth quarter of 1997 and supports five languages (English, German, Japanese, Chinese, and Korean) and four major client/server databases (Oracle, Sybase, Informix and Microsoft SQL Server). In 1997, the Company released a complementary family of three packaged application products: One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge. These products are built upon and tightly integrated with the Company's core technology and provide specifically enhanced functionality. They are designed to address the distinct customer requirements for managing one-to-one relationships with product merchandising, financial services, and knowledge management.

     The Company sells its products and services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners.

     The Company's revenues are derived from software license fees and fees charged for its services. The Company generally recognizes license fees when the software has been delivered, the customer acknowledges an unconditional obligation to pay, and the Company has no significant obligations remaining. Professional services revenues generally are recognized as services are performed. Software maintenance revenues are recognized ratably over the term of the support period, which is typically one year.

Results of Operations

     The following table sets forth certain items reflected in the Company's consolidated statements of operations as a percentage of total revenues for the periods indicated.


                                                Year Ended December 31,
                                      ------------------------------------------
                                           1995           1996           1997
                                      -------------   ------------   -----------
Revenues:
 Software licenses ..................         --%          68.6%          70.0%
 Services ...........................      100.0           31.4           30.0
                                          ------          -----          -----
   Total revenues ...................      100.0          100.0          100.0
                                          ------          -----          -----
Cost of revenues:
 Cost of software licenses ..........         --            3.0            6.1
 Cost of services ...................       46.1           19.9           15.8
                                          ------          -----          -----
   Total cost of revenues ...........       46.1           22.9           21.9
                                          ------          -----          -----
Gross profit ........................       53.9           77.1           78.1
                                          ------          -----          -----
Operating expenses:
 Research and development ...........      476.9           45.8           27.3
 Sales and marketing ................      249.6          110.9           67.9
 General and administrative .........      156.7           18.7           11.1
                                          ------          -----          -----
   Total operating expenses .........      883.2          175.4          106.3
                                          ------          -----          -----
Operating loss ......................     (829.3)         (98.3)         (28.2)
Other income, net ...................       29.7            5.1            1.0
                                          ------          -----          -----
Net loss ............................     (799.6)%        (93.2)%        (27.2)%
                                          ======          =====          =====


Revenues

     Total revenues for the Company were $27.1 million in 1997 as compared to $10.9 million in 1996, which represents an increase of 149% year-over-year. During 1995, the Company's software products were under development and total revenues were $540,000, consisting principally of domestic consulting services. In 1997 and 1996, North American revenues were $12.9 million and $4.4 million, or 48% and 41% of total revenues, respectively; revenues to Europe were $10.9 million and $3.3 million, or 40% and 30% of total revenues, respectively; and revenues to Asia/Pacific were $3.4 million and $3.2 million, or 12% and 29% of total revenues, respectively. The 149% increase in total revenues for 1997 as compared to 1996 is a result of strong market acceptance of the Company's cornerstone product, the BroadVision One-to-One Application System, which was facilitated by the introduction in 1997 of new complementary application products, One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge. The significant increase for 1996 as compared to 1995 is a result of the introduction of the BroadVision One-To-One Application System in late 1995.

     Although the Company has experienced revenue growth in recent periods, historical growth rates may not be sustained and may not be indicative of future operating results. The Company anticipates that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market acceptance for its family of products.

     Software Licenses. The Company's software license revenues were $19.0 million in 1997 as compared to $7.5 million in 1996, which represents an increase of 154% year-over-year. There were no software license revenues in 1995. In 1997 and 1996, North American software license revenues were $8.6 million and $3.1 million, or 45% and 41% of the Company's total software license revenues, respectively; software license revenues to Europe were $8.8 million and $2.3 million, or 47% and 30% of the Company's total software license revenues, respectively; and software license revenues to Asia/Pacific were $1.6 million and $2.1 million, or 8% and 29% of the Company's total software license revenues, respectively.

     Services. Services revenues consist primarily of professional services and maintenance. The Company's professional services include its Strategic Services Group, its Interactive Services Group, its Content and Creative Services Group and its Education Services Group. Professional services are generally offered on a time and materials basis. Maintenance revenue is generally derived from annual service agreements and is recognized ratably over the period of the agreement. Maintenance fees are based on a percentage of the list price for the related software.

     Total services revenues were $8.1 million in 1997 as compared to $3.4 million in 1996, which represents an increase of 138% year-over-year. During 1995, the Company was in its early stages of development and services revenues were $540,000. In 1997 and 1996, North American services revenues were $4.3 million and $1.3 million, or 53% and 39% of the Company's total services revenues, respectively; services revenues in Europe were $2.0 million and $1.0 million, or 25% and 30% of the Company's total services revenues, respectively; and services revenues in Asia/Pacific were $1.8 million and $1.1 million, or 22% and 31% of the Company's total services revenues, respectively.

     Professional services revenues were $6.0 million in 1997 as compared to $2.8 million in 1996, which represents an increase of 114% year-over-year. In 1995, professional services revenues were $540,000 and related principally to a single domestic contract development project. Professional services revenues as a percentage of total services revenues were 74%, 83%, and 100% in 1997, 1996, and 1995, respectively. The 114% increase in professional services revenues for 1997 as compared to 1996 is a result of higher business volumes and greater utilization of the Company's professional consultants. The significant increase for 1996 as compared to 1995 is primarily the result of comparing a full year of operations during 1996 with the 1995 period, which was a development stage period. The Company's professional services revenues as a percentage of total revenues may decline to the extent the Company's strategy of developing business alliances with third parties, such as system integrators, continues to expand.

     Maintenance revenues were $2.1 million in 1997 as compared to $599,000 in 1996, which represents an increase of 251% year-over-year. There were no maintenance revenues in 1995. Maintenance revenues as a percentage of total services revenues were 26%, 18%, and 0% in 1997, 1996, and 1995, respectively. The increase in maintenance revenues is a result of expanding software sales and the corresponding maintenance fees relating to a larger installed base of software licenses. As the Company's installed license base grows, its maintenance revenues as a percentage of total revenues may increase.


Operating Expenses

     Cost of Software Licenses. Cost of software licenses includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs. In 1997 and 1996, cost of software licenses was $1.7 million and $330,000, or 9% and 4% of related software license revenues, respectively, consisting principally of third-party royalties and commissioned agent fees. There were no software license costs in 1995. Cost of software licenses increased in both absolute dollar and percentage terms during 1997 as compared to 1996 due to expanded sales volumes and higher commissioned agent fees as a result of increased distributor sales. Commissioned agent fees were $703,000 in 1997 as compared to $80,000 in 1996. To a lesser extent, an increased number of third-party products bundled with or embedded in the Company's products also contributed to the increases.

     Cost of Services. Cost of services consists primarily of employee-related costs and fees of third-party consultants incurred in providing consulting, post-contract customer support, and training services. In 1997, 1996, and 1995, cost of services were $4.3 million, $2.2 million, and $249,000, or 53%, 63%, and 46% of related services revenues, respectively. Cost of services increased 98% in absolute dollars during 1997 as compared to 1996 due to expanded business volumes, as represented by the 138% increase in total services revenues. The higher level of costs is attributable to additions to the Company's consulting staff, the employment of outside consultants to meet short-term consulting arrangements, an increasing number of licenses with support or maintenance components, and a higher level of fixed costs resulting from the Company's expansion of its services organization to meet higher business volumes. The decrease in cost of services as a percentage of total services revenues in 1997 as compared to 1996 is a result of increased utilization of professional staff and overall higher business volumes in relation to fixed overhead costs. During 1995, the Company was in its development stage and generally in the process of building its support services infrastructure. The Company expects that services costs will continue to increase in absolute dollars as the Company continues to expand its services organization to support anticipated higher levels of business.

     Research and Development. Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees relating to the development of the Company's products. In 1997, 1996, and 1995, research and development expenses were $7.4 million, $5.0 million, and $2.6 million, respectively. Research and development expenses increased by 48% in 1997 as compared to 1996 and increased by 94% in 1996 as compared to 1995. The increases in research and development expenses are primarily attributable to costs associated with additional personnel within those operations for the enhancement of existing products and the development of new products. The Company anticipates that research and development expenses will continue to increase in absolute dollars for 1998. Development costs incurred in research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, at which time such costs are capitalized, subject to recoverability. As of December 31, 1997, no software development costs had been capitalized.

     Sales and Marketing. Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and expenditures for marketing programs such as collateral materials, trade shows, public relations, and creative services. In 1997, 1996, and 1995, sales and marketing expenses were $18.4 million, $12.1 million, and $1.3 million, respectively. Sales and marketing expenses increased by 53% in 1997 as compared to 1996 and increased by 795% in 1996 as compared to 1995. During 1995, the Company was still in the development stage and sales and marketing expenses in percentage terms increased significantly  year-over-year.  The  overall  increases  in sales and  marketing expenditures reflect the cost of hiring additional sales and marketing personnel, developing and expanding its sales distribution channels, deploying new products, and expanding promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase in absolute dollars.

     General and Administrative. General and administrative expenses consist primarily of salaries, other employee-related costs, and professional service fees. In 1997, 1996, and 1995 general and administrative expenses were $3.0 million, $2.0 million, and $846,000, respectively. General and administrative expenses increased by 47% in 1997 as compared to 1996 and increased by 140% in 1996 as compared to 1995. The increases in general and administrative expenses are attributable to the hiring of additional administrative and management personnel, increased professional fees, additional provision for doubtful accounts, and additional infrastructure to support the expansion of the Company's operations. The Company expects to continue to add administrative staff to support broadened operations. As a result, the Company expects that general and administrative expenses will continue to increase in absolute dollars.

     Prior to the Company's initial public offering in June 1996, the Company recorded deferred compensation for the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issuable upon exercise of options. The total amount was recorded as deferred compensation and is being amortized to cost of services, research and development, selling and marketing, and general and administrative expenses over the vesting periods of the options, generally 60 months. Deferred compensation amortization for 1997, 1996, and 1995 was $428,000, $513,000, and $100,000,
respectively. The amortization of deferred compensation will have an adverse effect on the Company's reported results of operations through 2003, but such effect will be significantly reduced beginning in the third quarter of 2001.

     Income taxes. Deferred taxes are recognized as a result of temporary differences that arise between the tax basis of assets and liabilities and the related financial statement carrying amounts, as measured using the tax rates that are expected to be in effect when the temporary differences reverse. During 1997, 1996, and 1995, the Company generated pre-tax losses of $7.4 million, $10.1 million, and $4.3 million, respectively. The Company has approximately $10.0 million in net deferred tax assets, however, it has not reported any associated income tax benefit because the net deferred tax assets are fully reserved due to uncertainties regarding the realization of the assets, given the lack of earnings history for the Company. See "Risk Factors--Deferred Tax Assets" and Note 6 to Consolidated Financial Statements.

     At December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $17.1 million and $6.4 million, respectively. In addition, the Company had federal and state research and development credit carryforwards of approximately $585,000 and $451,000, respectively, available to offset future tax liabilities. The Company's net operating loss and tax credit carryforwards expire in 1999 through 2013, if not utilized. Utilization of the carryforwards may be subject to annual limitation due to changes in the Company's ownership resulting from the Company's preferred stock financings and its public stock offerings.

Liquidity and Capital Resources

     The Company has funded its operations to date primarily through the private placement of Common and Preferred Stock and an initial public offering of 3,360,000 shares of Common Stock. Through May 1996, private placements provided net proceeds totaling $15.5 million, and in June 1996 the initial public offering yielded net proceeds of $20.7 million. At December 31, 1997, the Company had $10.5 million in cash and cash equivalents, restricted cash, and restricted short-term investments, which represents a decrease of $9.2 million as compared to $19.7 million at December 31, 1996. The Company currently has no significant capital commitments other than obligations under equipment and operating leases and $2.7 million outstanding under a term debt credit facility with its commercial bank. Effective February 1998, the Company's commercial bank increased its credit facility to provide for total borrowings of up to $6.5 million.

     Cash used in operating activities was $8.7 million, $8.4 million, and $3.7 million in 1997, 1996, and 1995, respectively. The primary use of cash in operating activities was to fund ongoing operations and support higher levels of trade receivables as a result of significant year-over-year increases in revenues. Cash used in investing activities was $3.6 million and $4.4 million in 1997 and 1996, respectively, and was primarily for the acquisition of property and equipment, net of $2.1 million of short-term investment maturities in 1997 and inclusive of uses for the purchase of $2.1 milion of short-term investments in 1996. Cash provided by investing activities was $614,000 in 1995 and was primarily attributable to the maturity of short-term investments net of property and equipment acquisitions of $679,000. Cash provided by financing activities was $2.9 million, $26.1 million, and $6.6 million in 1997, 1996, and 1995, respectively. The primary source of cash provided by financing activities was proceeds from the issuance of stock and, to a lesser extent, borrowings.

     The Company believes that its available cash resources, cash generated from operations and amounts available under its commercial credit facilities, will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" and elsewhere herein.

     On March 4, 1998, the Company filed a registration statement on Form S-3 in connection with a proposed public offering of the Company's Common Stock. The registration statement covers 3,795,000 shares of Common Stock of which 3,000,000 shares are being sold by the Company, 300,000 shares are being sold by certain stockholders of the Company and 495,000 shares are issuable upon exercise of the underwriters' over-allotment option. There can be no assurance that the proposed public offering will be sucessfully completed.

     The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

Quarterly Results of Operations

     The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended December 31, 1997, as well as such data expressed as a percentage of the Company's total revenues for the period indicated. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto. The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K. The Company believes that period-to-period comparisons of its financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                        1996 Quarter Ended
                                      -------------------------------------------------------
                                         Mar. 31       June 30       Sep. 30       Dec. 31
                                      ------------- ------------- ------------- -------------
                                                          (in thousands)
Statement of Operations Data:
Revenues:
 Software licenses ..................   $  1,099       $ 1,564       $ 2,074       $ 2,727
 Services ...........................        299           738         1,026         1,356
                                        --------       -------       -------       -------
   Total revenues ...................      1,398         2,302         3,100         4,083
                                        --------       -------       -------       -------
Cost of revenues:
 Cost of software licenses ..........         96            93            72            69
 Cost of services ...................        165           331           520         1,148
                                        --------       -------       -------       -------
   Total cost of revenues ...........        261           424           592         1,217
                                        --------       -------       -------       -------
Gross profit ........................      1,137         1,878         2,508         2,866
                                        --------       -------       -------       -------
Operating expenses:
 Research and development ...........        917         1,277         1,320         1,472
 Sales and marketing ................      1,585         2,486         3,574         4,421
 General and administrative .........        340           320           592           782
                                        --------       -------       -------       -------
   Total operating expenses .........      2,842         4,083         5,486         6,675
                                        --------       -------       -------       -------
Operating loss ......................     (1,705)       (2,205)       (2,978)       (3,809)
Other income, net ...................          7            25           304           216
                                        --------       -------       -------       -------
Net loss ............................   $ (1,698)      $(2,180)      $(2,674)      $(3,593)
                                        ========       =======       =======       =======

                                                        1997 Quarter Ended
                                      -------------------------------------------------------
                                         Mar. 31       June 30       Sep. 30       Dec. 31
                                      ------------- ------------- ------------- -------------
                                                          (in thousands)
Statement of Operations Data:
Revenues:
 Software licenses ..................    $ 3,148       $ 4,098       $ 5,513      $ 6,213
 Services ...........................      2,143         1,929         1,641        2,420
                                         -------       -------       -------      -------
   Total revenues ...................      5,291         6,027         7,154        8,633
                                         -------       -------       -------      -------
Cost of revenues:
 Cost of software licenses ..........        214           425           460          566
 Cost of services ...................      1,143         1,001         1,010        1,130
                                         -------       -------       -------      -------
   Total cost of revenues ...........      1,357         1,426         1,470        1,696
                                         -------       -------       -------      -------
Gross profit ........................      3,934         4,601         5,684        6,937
                                         -------       -------       -------      -------
Operating expenses:
 Research and development ...........      1,680         1,802         2,113        1,797
 Sales and marketing ................      4,204         4,257         4,630        5,323
 General and administrative .........        746           700           763          780
                                         -------       -------       -------      -------
   Total operating expenses .........      6,630         6,759         7,506        7,900
                                         -------       -------       -------      -------
Operating loss ......................     (2,696)       (2,158)       (1,822)        (963)
Other income (expense), net .........        209            49           131         (123)
                                         -------       -------       -------      -------
Net loss ............................    $(2,487)      $(2,109)      $(1,691)     $(1,086)
                                         =======       =======       =======      =======

                                                        1996 Quarter Ended
                                      -------------------------------------------------------
                                         Mar. 31       June 30       Sep. 30       Dec. 31
                                      ------------- ------------- ------------- -------------
                                                          (in thousands)
As a Percentage of Revenues:
Revenues:
 Software licenses ..................       78.7%         67.9%         66.9%         66.8%
 Services ...........................       21.3          32.1          33.1          33.2
                                        --------       -------       -------       -------
   Total revenues ...................      100.0         100.0         100.0         100.0
                                        --------       -------       -------       -------
Cost of revenues:
 Cost of software licenses ..........        6.9           4.0           2.3           1.7
 Cost of services ...................       11.8          14.4          16.8          28.1
                                        --------       -------       -------       -------
   Total cost of revenues ...........       18.7          18.4          19.1          29.8
                                        --------       -------       -------       -------
Gross profit ........................       81.3          81.6          80.9          70.2
                                        --------       -------       -------       -------
Operating expenses:
 Research and development ...........       65.6          55.5          42.6          36.1
 Sales and marketing ................      113.5         108.0         115.3         108.3
 General and administrative .........       24.3          13.9          19.1          19.2
                                        --------       -------       -------       -------
   Total operating expenses .........      203.4         177.4         177.0         163.5
                                        --------       -------       -------       -------
Operating loss ......................     (122.1)        (95.8)        (96.1)        (93.3)
Other income, net ...................        0.5           1.1           9.8           5.3
                                        --------       -------       -------       -------
Net loss ............................     (121.6)%       (94.7)%       (86.3)%       (88.0)%
                                        ========       =======       =======       =======

                                                        1997 Quarter Ended
                                      -------------------------------------------------------
                                         Mar. 31       June 30       Sep. 30       Dec. 31
                                      ------------- ------------- ------------- -------------
                                                          (in thousands)
As a Percentage of Revenues:
Revenues:
 Software licenses ..................       59.5%         68.0%         77.1%        72.0%
 Services ...........................       40.5          32.0          22.9         28.0
                                         -------       -------       -------      -------
   Total revenues ...................      100.0         100.0         100.0        100.0
                                         -------       -------       -------      -------
Cost of revenues:
 Cost of software licenses ..........        4.0           7.1           6.4          6.6
 Cost of services ...................       21.6          16.6          14.1         13.1
                                         -------       -------       -------      -------
   Total cost of revenues ...........       25.6          23.7          20.5         19.6
                                         -------       -------       -------      -------
Gross profit ........................       74.4          76.3          79.5         80.4
                                         -------       -------       -------      -------
Operating expenses:
 Research and development ...........       31.8          29.9          29.5         20.8
 Sales and marketing ................       79.4          70.6          64.7         61.7
 General and administrative .........       14.1          11.6          10.7          9.0
                                         -------       -------       -------      -------
   Total operating expenses .........      125.3         112.1         104.9         91.5
                                         -------       -------       -------      -------
Operating loss ......................      (50.9)        (35.8)        (25.4)       (11.1)
Other income (expense), net .........        3.9           0.8           1.8        ( 1.4)
                                         -------       -------       -------      -------
Net loss ............................      (47.0)%       (35.0)%       (23.6)%      (12.6)%
                                         =======       =======       =======      =======


     The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, the length of the Company's sales cycle, market acceptance of new products, the pace of development of the market for online commerce, the mix of the Company's products sold, the size and timing of significant orders and the timing of customer production or deployment, demand for the Company's products, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, cancellation of orders prior to customer deployment or during the warranty period, nonrenewal of service agreements, product life cycles, software defects and other product quality problems, changes in strategy, changes in key personnel, the extent of international expansion, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. As with many software companies, the Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. In addition, the Company intends, in the near term, to increase significantly its personnel, including its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

                                  RISK FACTORS

     This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Form 10-K.


Operating Losses and Accumulated Deficit

     Since its inception, the Company has incurred substantial costs to research, develop, and enhance its technology and products, to recruit and train a marketing and sales group, and to establish an administrative organization. As a result, the Company has incurred net losses in each fiscal quarter since inception and, as of December 31, 1997, had an accumulated deficit of $23.6 million. To the extent such losses continue, the Company's accumulated deficit would increase, and stockholders' equity would decrease. The Company anticipates that its operating expenses will increase substantially in the foreseeable future as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company expects to incur additional losses. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability. See
"Management's Discussion and Analysis of Financial Condition and Results of Operations."


Fluctuations in Quarterly Operating Results

     As a result of the Company's relatively short operating history, the Company has only limited historical financial data for quarterly periods on which to base planned operating expenses. The Company's expense levels are based in part on its product development requirements as well as its expectations as to future revenues. The Company anticipates that its operating expenses will increase substantially for the foreseeable future as the Company continues to develop and market its initial products, increases its sales and marketing activities, creates and expands the distribution channels for its products, and broadens its customer support capabilities.

     The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, the length of the Company's sales cycle, market acceptance of new products, the pace of development of the market for online commerce, the mix of the Company's products sold, the size and timing of significant orders and the timing of customer production or deployment, demand for the Company's products, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of service agreements, product life cycles, software defects and other product quality problems, changes in strategy, changes in key personnel, the extent of international expansion, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. As with many software companies, the Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. In addition, the Company intends, in the near term, to increase significantly its personnel, including its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Early Stage of Market Development; Dependence on the Internet

     The Company's products and services facilitate online communication and commerce over public and private networks. The market for the Company's products and services is at an early stage of development and is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where, as is true of the Company, acquisition of the product requires a large capital commitment or other significant commitment of resources. With respect to the Company, this uncertainty is compounded by the risks that consumers and enterprises will not adopt electronic commerce and knowledge management and that an appropriate infrastructure necessary to support increased commerce and communication on the Internet will fail to develop, in each case, to a sufficient extent and within an adequate time frame to permit the Company to succeed.

     Adoption of electronic commerce and knowledge management, particularly by those individuals and enterprises that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. Moreover, the Company's products and services involve a new approach to the conduct of online business and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of the Company's products and services in order to generate demand for the Company's systems. For example, enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing systems.

     Similarly, individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns or may otherwise be resistant to providing the personal data which is necessary to support the Company's consumer profiling capability. Moreover, the security and privacy concerns of existing and potential users of the Company's products and services may inhibit the growth of online business generally and the market's acceptance of the Company's products and services in particular. Accordingly, there can be no assurance that a viable market for the Company's products will emerge or be sustainable.

     Sales of most of the Company's products and services will depend upon the adoption of the Internet as a widely used medium for commerce and communication. The Internet may not prove to be a viable commercial marketplace because of inadequate development of the necessary infrastructure, such as a reliable network backbone, or non-timely development of complementary products, such as high speed modems. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, critical issues concerning the commercial use of the Internet (including security, reliability, cost, ease of use, accessibility, and quality of service) remain unresolved and may negatively affect the growth of Internet use or the attractiveness of commerce and communication on the Internet. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure and complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business,
financial  condition,   and  operating  results  will  be  materially  adversely
affected.


Potential Impact of Privacy Concerns

     One of the principal features of the BroadVision One-To-One Application System is the ability to develop and maintain profiles for use by business managers in determining the nature of the content to be provided to that customer. Typically, profile information is often captured when consumers, business customers, and employees visit a site on the Web and volunteer information in response to survey questions concerning their backgrounds, interests, and preferences. Profiles are augmented over time through the collection of usage data. Although BroadVision One-To-One products are designed to enable the development of applications that permit Web site visitors to prevent the distribution of any of their personal data beyond that specific Web site, privacy concerns may nevertheless cause visitors to be resistant to providing the personal data necessary to support this profiling capability. Moreover, even the perception of substantial security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of the Company's products. In addition, such concerns may be heightened by legislative or regulatory requirements that require notification to Web site users that the data captured as a result of visitation of certain Web sites may be used by marketing entities to unilaterally address product promotion and advertising to that user. While the Company is not aware of any such legislation or regulatory requirements currently in effect in the United States, certain other countries and political entities, such as the European Community, have adopted such legislation or regulatory requirements, and no assurance can be given that similar legislation or regulator requirements will not be adopted in the United States. If the privacy concerns of consumers are not adequately addressed, the Company's business, financial condition, and operating results could be materially adversely affected.


Competition

     The market for online interactive relationship management applications is new, rapidly evolving, and intensely competitive. The Company expects competition to persist and intensify in the future. The Company's primary competition comes from in-house development efforts by potential customers or partners. The Company's competitors also include other vendors of application software directed at interactive commerce and financial services and Web content developers engaged to develop custom software or to integrate other application software into custom solutions. The Company currently encounters direct competition from Edify, InterWorld, Microsoft, Netscape, and OMI, among others. Many of these competitors have longer operating histories, and significantly greater financial, technical, marketing, and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Also, many current and potential competitors have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than the Company. Moreover, certain of the Company's current and potential competitors, such as Netscape and Microsoft, are likely to bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. There can be no assurance that the Company will be able to compete successfully with current or future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Competition."


Product and Customer Concentration

     To date, substantially all of the Company's revenues have been attributable to sales of licenses of the BroadVision One-To-One Application System and related services. The Company currently expects the BroadVision One-To-One Application System and related services to account for most of its future revenues. Accordingly, if any of the Company's customers is not able to successfully develop and deploy an online marketplace using the BroadVision One-To-One Application System, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, factors adversely affecting the pricing of or demand for the BroadVision One-To-One Application System, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and operating results. The Company's future financial performance will depend, in significant part, on the successful development, introduction, and customer acceptance of new and enhanced versions of the BroadVision One-To-One Application System and of new products the Company develops. There can be no assurance that the Company will be successful in upgrading and continuing to market the BroadVision One-To-One Application System or that the Company will successfully develop new products or that any new products will achieve market acceptance. In 1997, software license and service revenues from Metronet accounted for approximately 11% of the Company's total revenues.


Lengthy Sales and Implementation Cycles

     The license of the Company's software products is often an enterprise-wide decision by prospective customers, requiring the Company to engage in a lengthy sales cycle to provide a significant level of education to prospective customers regarding the use and benefits of the Company's products. In addition, the implementation of the Company's products involves a significant commitment of resources by customers or by the Company's Worldwide Professional Services
Organization consultants over an extended period of time. As a result, the Company's sales and customer implementation cycles are subject to a number of significant delays over which the Company has little or no control. In many cases, the Company expects to recognize a substantial portion of the revenue related to the sale of its products upon deployment or production by the customer of the products. As a result, delays in license transactions due to lengthy sales cycles or delays in customer production or deployment of a product could have a material adverse effect on the Company's business, financial condition, and operating results and can be expected to cause the Company's operating results to vary significantly from quarter to quarter.


Risks Associated with Expanding Distribution

     To date, the Company has sold its products primarily through its direct sales force. The Company's ability to achieve significant revenue growth in the future will depend in large part on its success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers, systems integrators, and other third parties. Although the Company is currently investing, and plans to continue to invest, significant resources to expand its sales force and to develop distribution relationships with third-party distributors and resellers, the Company may at times experience difficulty in recruiting qualified sales personnel and in establishing necessary third-party alliances. There can be no assurance that the Company will be able to successfully expand its direct sales force or other distribution channels or that any such expansion will result in an increase in revenues. Any failure by the Company to expand its direct sales force or other distribution channels would materially adversely affect the Company's business, financial condition, and operating results.


Dependence on Systems Integrators

     The Company's potential customers may rely on third-party systems integrators to develop, deploy, and manage online marketplaces. If the Company were unable to adequately train a sufficient number of systems integrators or if, for any reason, a large number of such integrators were to adopt a different product or technology instead of the BroadVision One-To-One Application System, the Company's business, financial condition, and operating results could be materially and adversely affected.


Rapid Technological Change; New Product Delays

     The information services, software, and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements, and emerging industry standards. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete and unmarketable. The Company's future success will depend, in part, on its ability to develop leading technologies, enhance its existing products and services, develop new products and services that address the increasingly sophisticated and varied needs of its prospective customers, and respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis. There can be no assurance that the Company will be successful in effectively using new technologies, adapting its products to emerging industry standards, developing, introducing, and marketing product and service enhancements, or new products and services, or that it will not experience difficulties that could delay or prevent the successful development, introduction, or marketing of these products and services, or that its new product and service enhancements will adequately meet the requirements of the marketplace and achieve market acceptance. If the Company is unable, for technical or other reasons, to develop and introduce new products and services or enhancements of existing products and services in a timely manner in response to changing market conditions or customer requirements, or if new products and services do not achieve market acceptance, the Company's business, financial condition, and operating results will be materially and adversely affected.


Risks of Product Defects

     Sophisticated software products, such as those of the Company, may contain undetected errors or failures that become apparent when the products are introduced or when the volume of services provided increases. There can be no assurance that, despite testing by the Company and potential customers, errors will not be found in the Company's products, resulting in loss of revenues, delay in market acceptance, diversion of development resources, damage to the Company's reputation, or increased service and warranty costs, which would have a material adverse effect on the Company's business, financial condition, and operating results.


Year 2000 Compliance

     Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition, and operating results.


Risks Associated with Encryption Technology

     A significant barrier to online commerce and communication is the secure exchange of value and confidential information over public networks. The Company relies on encryption and authentication technology, including public key cryptography technology licensed from RSA, to provide the security and authentication necessary to effect the secure exchange of value and confidential information. There can be no assurance that advances in computer capabilities, new discoveries in the field of cryptography or other events or developments will not result in a compromise or breach of the RSA or other algorithms used by the Company to protect customer transaction data. If any such compromise of the Company's security were to occur, it could have a material adverse effect on the Company's business, financial condition, and operating results.


Dependence on Intellectual Property Rights

     The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. Although the Company holds a patent, issued in January 1998, on elements of its BroadVision One-To-One Application System, there can be no assurance as to the degree of intellectual property protection such patent will provide. The Company has relied primarily on copyright, trade secret, and trademark law to protect its technology and has registered "BroadVision" and applied for registration of "BroadVision One-To-One" as trademarks in the United States. It is possible that competitors of the Company or others will adopt product names similar to "One-To-One," thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company provides its products to end users generally under nonexclusive, nontransferable licenses during the term of the agreement, which is usually in perpetuity. Under the general terms and conditions of the Company's standard license agreement, the licensed software may be used solely for internal operations pursuant to BroadVision's published licensing practices. The Company makes source code available for certain portions of its products. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The provision of source code may increase the likelihood of misappropriation by third parties. The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to and distribution of its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. In addition, litigation may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Intellectual Property and Other Proprietary Rights."


Risk of Infringement

     The Company may, in the future, receive notices of claims of infringement of other parties' trademark, copyright, and other proprietary rights. There can be no assurance that claims for infringement or invalidity (or claims for indemnification resulting from infringement claims) will not be asserted or prosecuted against the Company. In particular, claims could be asserted against the Company for violation of trademark, copyright, or other laws as a result of the use by the Company, its customers, or other third parties of the Company's products to transmit, disseminate, or display information over or on the Internet. Any such claims, with or without merit, could be time consuming to defend, result in costly litigation, divert management's attention and resources, cause product shipment delays, or require the Company to enter into royalty or licensing agreements. There can be no assurance that such licenses would be available on reasonable terms, if at all, and the assertion or prosecution of any such claims could have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Intellectual Property and Other Proprietary Rights."


Dependence on Certain Licenses

     The Company relies in part on certain technology which it licenses from third parties, including RDBMSs from Oracle and Sybase, object request broker software from IONA, database access technology from Rogue Wave, and other software, which is integrated with internally developed software and used in the Company's software to perform key functions. In this regard, all of the Company's services incorporate data encryption and authentication technology licensed from RSA. There can be no assurance that the Company's third-party technology licenses will continue to be available to the Company on commercially reasonable terms, if at all. The loss or inability to maintain any of these technology licenses could result in delays in introduction of the Company's products and services until equivalent technology, if available, is identified, licensed, and integrated, which could have a material adverse effect on the Company's business, financial condition, and operating results.


Dependence on Key Personnel

     The Company's performance is substantially dependent on the performance of its executive officers and key employees. The Company is dependent on its ability to retain and motivate highly qualified personnel, especially its management and highly skilled development teams. The Company does not have "key person" life insurance policies on any of its employees. The loss of the services of any of its key employees, particularly its founder and Chief Executive Officer, Pehong Chen, could have a material adverse effect on the Company's business, financial condition, and operating results. The Company's future success also depends on its continuing ability to identify, hire, train, and retain other highly qualified technical and managerial personnel. Competition for such personnel is intense. There can be no assurance that the Company will be able to attract, assimilate, or retain qualified technical and managerial personnel in the future, and the failure of the Company to do so would have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Executive Officers and Key Personnel."


Risks Associated with International Strategy

     In 1997, approximately 52% of the Company's total revenues were derived from sales outside of North America. A component of the Company's strategy is its planned expansion of its international activities. There can be no assurance that the Company will be able to maintain and expand its activities in international markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export controls relating to encryption technology and other export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's current or future international operations and, consequently, on the Company's business, financial condition, and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations."


Deferred Tax Assets

     Deferred taxes are recognized as a result of timing differences that arise between the tax basis of assets and liabilities and the related financial statement carrying amounts, as measured using the tax rates and laws that are expected to be in effect when the timing differences reverse. The Company has approximately $10.0 million in net deferred tax assets, however, it has not reported any associated income tax benefit because the Company has provided a valuation allowance for all of its deferred tax assets as it is presently unable to conclude that it is more likely than not that the deferred tax assets will be realized. The Company's accounting for deferred taxes under Statement of Financial Accounting Standard No. 109 involves the evaluation of a number of factors concerning the realizability of deferred tax assets. Some of the factors that were taken into consideration include the Company's stage of development and related history of operating losses, the competitive market in which it operates, the nature of the deferred tax assets, and the lack of carryback capacity to realize these assets. Although management's operating plans indicate the company will be profitable in future periods, management's evaluation of all available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the weight of existing negative factors. See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 6 of Notes to Consolidated Financial Statements.


Government Regulation

     There can be no assurance that a federal, state, or foreign agency will not attempt to regulate the Company's activities. The Company anticipates that it may be required to comply with additional regulations, if enacted by federal or state authorities, as the market for online commerce evolves. The Company also may be subject to foreign laws and state and foreign sales and use tax laws. If enacted or deemed applicable to the Company, such laws, rules, or regulations could be imposed on the Company's activities or its business, thereby rendering the Company's business or operations more costly or burdensome, less efficient, or impossible, any of which could have a material adverse effect on the Company's business, financial condition, and operating results.

     Due to the increasing popularity of the Internet, it is possible that laws and regulations may be enacted with respect to the Internet, covering issues such as user privacy, pricing, content, and quality of products and services. For example, because the Company's products involve the solicitation of personal data regarding individual consumers, the Company's business could be adversely affected by laws regulating the solicitation, collection, or processing of such data. The Telecommunications Act of 1996 (the "Telecommunications Act"), which was enacted in January 1996, prohibits the transmission over the Internet of certain types of information and content. The scope of the prohibition and liability associated with any violation of the Telecommunications Act are currently unsettled. The imposition upon the Company and other software and service providers of potential liability for information carried on or disseminated through its application systems could require the Company to implement measures to reduce its exposure to such liability, which may require the expenditure of substantial resources, or to discontinue certain services. The increased attention focused upon these liability issues as a result of the Telecommunications Act could adversely affect the growth of Internet and private network use. Any costs incurred by the Company as a result of such liability or asserted liability could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, the adoption of other laws or regulations may reduce the rate of growth of the Internet, which could in turn decrease the demand for the Company's services and increase the Company's cost of doing business, or could otherwise have a material adverse effect on the Company's business, financial condition, and operating results.

     The Company's software utilizes encryption technology, the export of which is regulated by the United States government. There can be no assurance that export regulations, either in their current form or as may be subsequently enacted, will not limit the Company's ability, to distribute its software outside the United States. Moreover, federal or state legislation or regulation may further limit levels of encryption or authentication technology that the Company is able to utilize in its software. While the Company takes precautions against unlawful exportation of its software, the global nature of the Internet makes it difficult to effectively control the distribution of software. Any revocation or modification of the Company's export authority, unlawful exportation of the Company's software, or adoption of new legislation or regulation relating to exportation of software and encryption technology could have a material adverse effect on the Company's business, financial condition, and operating results.


Future Capital Needs; Uncertainty of Additional Financing

     The Company currently anticipates that its available cash resources, cash generated from operations, and amounts available under its commercial credit facilities will be sufficient to meet its presently anticipated working capital and capital expenditure requirements for at least the next 12 months.

     On March 4, 1998, the Company filed a registration statement on Form S-3 in connection with a proposed public offering of the Company's Common Stock. The registration statement covers 3,795,000 shares of Common Stock of which 3,000,000 shares are being sold by the Company, 300,000 shares are being sold by certain stockholders of the Company and 495,000 shares are issuable upon exercise of the underwriters' over-allotment option. There can be no assurance that the proposed public offering will be sucessfully completed.

     The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resouces."


Management of a Changing Business

     The Company has experienced substantial change and expansion in its business and operations since its inception in 1993 and expects to continue to experience periods of rapid change. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial, and other resources. The Company expects operating expenses and staffing levels to increase substantially in the future. In particular, the Company intends to hire a significant number of additional personnel in 1998 and later years. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate, or retain additional highly qualified personnel in the future. The Company also expects to expend resources with respect to future expansion of its accounting and internal management systems and the implementation of a variety of new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to train, motivate, and manage its employees and to attract and retain qualified senior managers and technical persons, such as programmers and software architects. If the Company's revenues do not increase in proportion to its operating expenses, the Company's management systems do not expand to meet increasing demands, the Company fails to attract, assimilate, and retain qualified personnel, or the Company's management otherwise fails to manage the Company's expansion effectively, there would be a material adverse effect on the Company's business, financial condition, and operating results.


Volatility of Stock Price

     The market  price of the  Company's  Common  Stock is highly  volatile  and subject to wide fluctuations in response to quarterly variations in operating results, announcements of technological innovations or new software or services by the Company or its competitors, changes in financial estimates by securities analysts, or other events or factors, many of which are beyond the Company's control. In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the market prices of equity securities of many high technology companies and that often have been unrelated to the operating performance of such companies. These broad market fluctuations may adversely affect the market price of the Company's Common Stock. In the past, following periods of volatility in the market price for a company's securities, securities class action litigation has often been instituted. Such litigation could result in substantial costs and a diversion of management attention and resources, which could have a material adverse effect on the Company's business, financial condition, and operating results. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock. See "Market for Registrant's Common Equity and Related Stockholder Matters."

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
BroadVision, Inc.:


     We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and subsidiaries, as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 1997 and 1996, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1997, in conformity with generally accepted accounting principles.


                                          KPMG PEAT MARWICK LLP


Mountain View, California
January 28, 1998, except as to note 11,
which is as of March 4, 1998

                                      BROADVISION, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS
                                     (in thousands, except per share data)


                                                                                          December 31,
                                                                                   --------------------------
                                                                                       1997          1996
                                                                                   -----------   ------------
ASSETS
Current assets:
   Cash and cash equivalents .....................................................  $   8,277     $  17,608
   Restricted cash ...............................................................      1,400            --
   Short-term investments, restricted in 1997 ....................................        796         2,112
   Accounts receivable, less allowance for doubtful accounts and returns of
    $671 and $191, for 1997 and 1996, respectively................................      9,586         5,548
   Prepaid expenses and other current assets .....................................        566           317
                                                                                    ---------     ---------
      Total current assets .......................................................     20,625        25,585
Property and equipment, net ......................................................      6,467         3,024
Other assets .....................................................................        250           321
                                                                                    ---------     ---------
      Total assets ...............................................................  $  27,342     $  28,930
                                                                                    =========     =========
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
   Accounts payable ..............................................................  $   1,863     $     958
   Accrued expenses ..............................................................      2,168         2,526
   Unearned revenue ..............................................................      1,335         2,625
   Deferred maintenance ..........................................................      2,552           924
   Current portion of capital lease obligations ..................................        773           294
   Current portion of long-term debt .............................................        449            --
                                                                                    ---------     ---------
      Total current liabilities ..................................................      9,140         7,327
Capital lease obligations, excluding current portion .............................        803           495
Long-term debt, excluding current portion ........................................      2,202            --
Other liabilities ................................................................         76            92
                                                                                    ---------     ---------
      Total liabilities ..........................................................     12,221         7,914
                                                                                    ---------     ---------
Commitments
Stockholders' equity:
 Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; none
   issued and outstanding. .......................................................         --            --
 Common stock, $0.0001 par value; 50,000 shares authorized; 20,343 and 19,908
   shares issued and outstanding in 1997 and 1996, respectively. .................          2             2
 Additional paid-in capital ......................................................     40,366        39,316
 Deferred compensation ...........................................................     (1,605)       (2,033)
 Accumulated deficit .............................................................    (23,642)      (16,269)
                                                                                    ---------     ---------
      Total stockholders' equity .................................................     15,121        21,016
                                                                                    ---------     ---------
      Total liabilities and stockholders' equity .................................  $  27,342     $  28,930
                                                                                    =========     =========

                          See accompanying notes to consolidated financial statements

                                      BROADVISION, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (in thousands, except per share data)

                                                                                  Years Ended December 31,
                                                                        --------------------------------------------
                                                                            1997           1996             1995
                                                                        -----------   --------------   -------------
Revenues:
   Software licenses ...............................................     $ 18,973      $  7,464      $   --
   Services ........................................................        8,132         3,418           540
                                                                         --------      --------      --------
      Total revenues ...............................................       27,105        10,882           540
Cost of revenues:
   Cost of software licenses .......................................        1,664           330          --
   Cost of services ................................................        4,284         2,164           249
                                                                         --------      --------      --------
      Total cost of revenues .......................................        5,948         2,494           249
                                                                         --------      --------      --------
         Gross profit ..............................................       21,157         8,388           291
Operating expenses:
   Research and development ........................................        7,392         4,985         2,575
   Sales and marketing .............................................       18,413        12,066         1,348
   General and administrative ......................................        2,990         2,034           846
                                                                         --------      --------      --------
    Total operating expenses .......................................       28,795        19,085         4,769
                                                                         --------      --------      --------
         Operating loss ............................................       (7,638)      (10,697)       (4,478)
Other income, net ..................................................          265           552           160
                                                                         --------      --------      --------
         Net loss ..................................................     $ (7,373)     $(10,145)     $ (4,318)
                                                                         ========      ========      ========
Basic and diluted net loss per share ...............................     $  (0.36)     $  (0.54)     $  (0.36)
                                                                         ========      ========      ========
Shares used in computing basic and diluted net loss per share ......       20,208        18,815        11,976
                                                                         ========      ========      ========

                          See accompanying notes to consolidated financial statements

                               BROADVISION, INC. AND SUBSIDIARIES
                         CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                            (in thousands, except per share amounts)


                                                          Convertible
                                                        Preferred Stock       Common Stock
                                                      -------------------- -------------------
                                                         Shares    Amount    Shares    Amount
                                                      ----------- -------- ---------- --------
Balances as of December 31, 1994 ....................     5,600     $ 1       6,720      $ 1
Issuance of Series C convertible preferred stock
 at $2.00 per share, net of issuance costs of $49....     3,001      --          --       --
Issuance of common stock at $ 0.05 to
 $ 0.12 per share....................................        --      --         334       --
Common stock repurchased ............................        --      --        (746)      --
Deferred compensation related to grant of stock
 options ............................................        --      --          --       --
Amortization of deferred compensation ...............        --      --          --       --
Net loss ............................................        --      --          --       --
                                                          -----     ----      -----      ---
Balances as of December 31, 1995 ....................     8,601       1       6,308        1
Issuance of Series C convertible preferred stock
 at $2.00 per share .................................         3      --          --       --
Issuance of Series E convertible preferred stock
 at $8.00 per share..................................       634      --          --       --
Conversion of preferred Series A, B, C and E to
 common stock .......................................    (9,238)       (1)    9,258        1
Issuance of common stock through initial public
 offering ...........................................        --      --       3,360       --
Issuance of stock under employee stock
 purchase plan ......................................        --      --          --       --
Issuance of common stock from exercise
 of options .........................................        --      --       1,112       --
Common stock repurchased ............................        --      --        (130)      --
Deferred compensation related to grant of stock
 options ............................................        --      --          --       --
Amortization of deferred compensation ...............        --      --          --       --
Net loss ............................................        --      --          --       --
                                                         ------     -----     -----      ---
Balances as of December 31, 1996 ....................        --      --      19,908        2
Issuance of stock under employee stock
 purchase plan ......................................        --      --         242       --
Issuance of common stock from exercise
 of options .........................................        --      --         255       --
Common stock repurchased ............................        --      --         (62)      --
Amortization of deferred compensation ...............        --      --          --       --
Net loss ............................................        --      --          --       --
                                                         ------     -----    ------      ---
Balances as of December 31, 1997 ....................        --     $--      20,343      $ 2
                                                         ======     =====    ======      ===


                                                                                                          Total
                                                          Additional     Accumulated     Deferred     Stockholders'
                                                       Paid-in Capital     Deficit     Compensation      Equity
                                                      ----------------- ------------- -------------- --------------
Balances as of December 31, 1994 ....................     $  4,330       $   (1,806)    $      --      $   2,526
Issuance of Series C convertible preferred stock
 at $2.00 per share, net of issuance costs of $49....        5,952               --            --          5,952
Issuance of common stock at $ 0.05 to
 $ 0.12 per share....................................           31               --            --             31
Common stock repurchased ............................          (37)              --            --            (37)
Deferred compensation related to grant of stock
 options ............................................        1,136               --        (1,136)            --
Amortization of deferred compensation ...............           --               --           100            100
Net loss ............................................           --           (4,318)           --         (4,318)
                                                          --------       ----------     ---------      ---------
Balances as of December 31, 1995 ....................       11,412           (6,124)       (1,036)         4,254
Issuance of Series C convertible preferred stock
 at $2.00 per share .................................            6               --            --              6
Issuance of Series E convertible preferred stock
 at $8.00 per share..................................        5,055               --            --          5,055
Conversion of preferred Series A, B, C and E to
 common stock .......................................           --               --            --             --
Issuance of common stock through initial public
 offering ...........................................       20,755               --            --         20,755
Issuance of stock under employee stock
 purchase plan ......................................          394               --            --            394
Issuance of common stock from exercise
 of options .........................................          205               --            --            205
Common stock repurchased ............................          (21)              --            --            (21)
Deferred compensation related to grant of stock
 options ............................................        1,510               --        (1,510)            --
Amortization of deferred compensation ...............           --               --           513            513
Net loss ............................................           --          (10,145)           --        (10,145)
                                                          --------       ----------     ---------      ---------
Balances as of December 31, 1996 ....................       39,316          (16,269)       (2,033)        21,016
Issuance of stock under employee stock
 purchase plan ......................................          979               --            --            979
Issuance of common stock from exercise
 of options .........................................           81               --            --             81
Common stock repurchased ............................          (10)              --            --            (10)
Amortization of deferred compensation ...............           --               --           428            428
Net loss ............................................           --           (7,373)           --         (7,373)
                                                          --------       ----------     ---------      ---------
Balances as of December 31, 1997 ....................     $ 40,366       $  (23,642)    $  (1,605)     $  15,121
                                                          ========       ==========     =========      =========

                  See accompanying notes to consolidated financial statements


                                            BROADVISION, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                      (in thousands)

                                                                                     Years Ended December 31,
                                                                          ----------------------------------------------
                                                                               1997            1996             1995
                                                                          -------------   --------------   -------------
Cash flows from operating activities:
 Net loss ...............................................................   $  (7,373)      $  (10,145)      $  (4,318)
 Adjustments to reconcile net loss to net cash used
   in operating activities:
   Depreciation and amortization ........................................       1,613              753             120
   Amortization of deferred compensation ................................         428              513             100
   Allowance for doubtful accounts and returns ..........................         515              196              --
 Changes in operating assets and liabilities:
   Accounts receivable ..................................................      (4,553)          (5,349)           (395)
   Prepaid expenses and other assets ....................................        (178)            (551)            (53)
   Accounts payable and accrued expenses ................................         547            2,996             374
   Unearned revenue and deferred maintenance ............................         338            3,194             355
   Other liabilities ....................................................         (16)              15              77
                                                                            ---------       ----------       ---------
    Net cash used in operating activities ...............................      (8,679)          (8,378)         (3,740)
                                                                            ---------       ----------       ---------
Cash flows from investing activities:
 Purchase of property and equipment .....................................      (4,878)          (2,529)           (679)
 Purchase of short-term investments .....................................        (796)          (2,112)           (196)
 Maturity of short-term investments .....................................       2,112              196           1,489
                                                                            ---------       ----------       ---------
    Net cash provided by (used in) investing activities .................      (3,562)          (4,445)            614
                                                                            ---------       ----------       ---------
Cash flows from financing activities:
 Proceeds from sale/leaseback ...........................................         987               --             748
 Net change in restricted cash ..........................................      (1,400)              --              --
 Proceeds from borrowings ...............................................       2,651               --              --
 Payments on capital lease ..............................................        (378)            (274)            (65)
 Proceeds from issuance of common stock .................................       1,060           21,354              31
 Proceeds from issuance of preferred stock ..............................          --            5,061           5,952
 Repurchase of common stock .............................................         (10)             (21)            (37)
                                                                            ---------       ----------       ---------
Net cash provided by financing activities ...............................       2,910           26,120           6,629
                                                                            ---------       ----------       ---------
Net increase (decrease) in cash and cash equivalents ....................      (9,331)          13,297           3,503
Cash and cash equivalents, beginning of year ............................      17,608            4,311             808
                                                                            ---------       ----------       ---------
Cash and cash equivalents, end of year ..................................   $   8,277       $   17,608       $   4,311
                                                                            =========       ==========       =========
Supplemental cash flow disclosures:
 Cash paid for interest .................................................   $     108       $       86       $      32
                                                                            =========       ==========       =========
Noncash investing and financing activities:
 Acquisition of equipment under capital lease ...........................   $   1,165       $      380       $      --
                                                                            =========       ==========       =========
 Deferred compensation relating to stock options granted at less than
   fair market value ....................................................   $      --       $    1,510       $   1,136
                                                                            =========       ==========       =========

                                See accompanying notes to consolidated financial statements

                       BROADVISION, INC. and SUBSIDIARIES

                   Notes to Consolidated Financial Statements
                        December 31, 1997, 1996 and 1995


NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

  Nature of Business

     BroadVision, Inc. (the "Company") develops, markets and supports application software solutions for one-to-one relationship management for the extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct commerce, provide self-service, and deliver targeted information to their customers, suppliers, distributors, employees, and other constituents of their extended enterprises. The BroadVision One-To-One product family allows businesses to tailor Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis.
BroadVision One-To-One applications achieve this result by interactively capturing Web site visitor profile information, organizing the enterprise's content, targeting that content to each visitor based on easily constructed business rules, and executing transactions.

  Basis of Presentation

     The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

  Use of Estimates

     The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make certain assumptions and estimates that affect the amounts reported. Actual results could differ from those estimates. Such estimates include established reserves for potentially uncollectible accounts receivable and a valuation allowance for deferred tax assets.

  Revenue Recognition

     The Company's revenue recognition policies are in accordance with Statement of Position (SOP) No. 91-1, Software Revenue Recognition, and are as follows:

     * Software license revenues are recognized when the software has been delivered, the customer acknowledges an unconditional obligation to pay, and the Company has no significant obligations remaining.

     * Professional services revenues are recognized as such services are performed.

     * Maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future enhancements, are deferred and recognized over the related contract period, generally twelve months.

     In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, Software Revenue Recognition. The statement provides specific industry guidance and stipulates that revenue recognized from software arrangements is to be allocated to each element of the arrangement based on the relative fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. Under SOP 97-2, the determination of fair value is based on objective evidence which is specific to the vendor. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered. Revenue allocated to software products, specified upgrades and enhancements is generally recognized upon delivery of the related products, upgrades and enhancements. Revenue allocated to post contract customer support is generally recognized ratably over the term of the support, and revenue allocated to service elements is generally recognized as the services are performed. SOP 97-2 will be adopted by the Company effective January 1, 1998 and is not expected to have any material effect on revenue recognition.

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

  Research and Development and Software Development Costs

     Development costs incurred in research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to recoverability. Products are typically made available for general release, concurrent with achievement of technological feasibility. Accordingly, no software development costs have been capitalized through December 31, 1997.

  Cash and Cash Equivalents

     The Company considers all debt securities purchased with remaining maturities of three months or less to be cash equivalents which consisted of approximately $7,708,000 in money market funds as of December 31, 1997 and $16,729,000 in commercial paper as of December 31, 1996.

  Short-term Investments

     As of December 31, 1997, short-term investments of $796,000 consisted of a one year certificate of deposit maintained with the Company's commercial bank as a guarantee for a standby letter of credit issued by the bank in favor of the Company's landlord. As of December 31, 1996, short-term investments consisted principally of commercial paper. All short-term investments are classified as available-for-sale, have maturities of one year or less and are carried at amortized cost which approximates fair value. Realized gains and losses are computed using the specific identification method. Realized and unrealized gains or losses have not been significant.

  Concentrations of Credit Risk

     Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company's cash, cash equivalents and short term investments are held with a commercial bank. The Company markets and sells its product throughout the world and performs ongoing credit evaluations of its customers. The Company generally does not require collateral on accounts receivable as the majority of the its customers are large, well-established companies. The Company maintains reserves for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

  Fair Value of Financial Instruments

     The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximated fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to the Company on similar debt issues.

  Property and Equipment

     Property  and   equipment  are  stated  at  cost  and   depreciated   on  a
straight-line basis over their estimated useful lives (two to five years). Leasehold improvements are amortized over the corresponding lease term or their estimated useful lives, whichever is shorter.

     In accordance with the provisions of Statement of Financial Accounting Standards (SFAS) No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of, the Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Under SFAS No. 121, an impairment loss would be recognized when estimated future cash flows expected to result from the

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

use of the asset and its eventual disposition is less than the carrying amount. The Company adopted SFAS No. 121 on January 1, 1996. The adoption of SFAS No. 121 had no effect on the Company's consolidated results of operations.

  Income Taxes

     The Company utilizes the asset and liability method of accounting for income taxes. Under the asset and liability method, deferred tax assets and liabilities are established to recognize the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply in the years in which temporary differences are expected to be recovered or settled. The effects on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

  Employee Stock Option and Purchase Plans

     The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense would be recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Effective January 1, 1996, the Company adopted the disclosure requirements of SFAS No. 123, Accounting for Stock-Based Compensation. Under SFAS No. 123, the Company must disclose pro forma net loss and pro forma loss per share for employee stock option grants and employee stock purchases occurring subsequent to December 31, 1994 as if the SFAS No. 123 fair value-based method had been applied.

  Net Loss Per Share

     The Financial Accounting Standards Board (FASB) recently issued SFAS No. 128, Earnings Per Share. SFAS No. 128 requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share. In conjunction with the Company's adoption of SFAS No. 128, the Company also adopted the provisions of Staff Accounting Bulletin (SAB) No. 98, issued in February 1998. Accordingly, shares previously included pursuant to SAB No. 83 have been omitted from both pro forma basic and diluted net income per share amounts. Prior periods have been restated to conform to SFAS No. 128, however, as the Company had a net loss in the prior periods, basic and diluted loss per share are the same as the previously presented primary loss per share.

     Excluded from the computation of diluted earnings per share for 1997 are options to acquire 3,702,000 shares of Common Stock with a weighted-average exercise price of $4.41 and warrants to acquire 93,750 shares of Common Stock with a weighted-average exercise price of $6.16 because their effects would be anti-dilutive.

  Foreign Currency Translations

     The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Resulting foreign exchange gains and losses are included in the consolidated results of operations and, to date, have not been significant.

  Recently Issued Accounting Standards

     In June 1997, the FASB issued SFAS No. 130, Reporting Comprehensive Income; and SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, which are effective for the Company beginning with its year ended December 31, 1998.

     SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income and its components which will be presented in association with a company's financial statements. Comprehensive income is defined as the change in a business enterprise's equity during a period arising from transactions, events or circumstances relating to nonowner sources, such as foreign currency translation adjustments and unrealized gains or losses on available-for-sale securities. It includes all changes in equity during a period except those resulting from investments by or distributions to owners.

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

     SFAS No. 131 establishes annual and interim reporting standards relating to the disclosure of an enterprise's business segments, products, services, geographic areas, and major customers.

     Adoption of these standards is not expected to have a material effect on the Company's consolidated financial position or results of operations.


NOTE 2--PROPERTY AND EQUIPMENT (in thousands):


                                                          December 31,
                                                         ---------------
                                                          1997     1996
                                                         ------   ------
        Furniture and fixtures .......................   $  636   $  539
        Computer and software ........................    5,458    3,210
        Leasehold improvements .......................    2,780      138
                                                         ------   ------
                                                          8,874    3,887
        Less accumulated depreciation and amortization    2,407      863
                                                         ------   ------
                                                         $6,467   $3,024
                                                         ======   ======


     Leased equipment totaled approximately $2,256 and $1,105 as of December 31, 1997 and 1996, respectively. Accumulated depreciation for leased equipment totaled approximately $927 and $355 as of December 31, 1997 and 1996, respectively.


NOTE 3--ACCRUED EXPENSES (in thousands):


                                                       December 31,
                                                      ---------------
                                                      1997       1996
                                                      ------   ------
          Employee benefits .......................   $  420   $  254
          Commissions and bonuses .................      833      696
          Directors and officers insurance premiums       57      283
          Taxes payable ...........................      366      129
          Contractor fees .........................      162      489
          Other ...................................      330      675
                                                      ------   ------
                                                      $2,168   $2,526
                                                      ======   ======


NOTE 4--UNEARNED REVENUE (in thousands):


                                                December 31,
                                               ---------------
                                                1997     1996
                                               ------   ------
                           Software licenses   $  803   $2,217
                           Services ........      532      408
                                               ------   ------
                                               $1,335   $2,625
                                               ======   ======

NOTE 5--DEBT

     As of December 31, 1997, the Company had $2,651,000 outstanding under a commercial credit facility. Borrowings bear interest at the bank's prime rate (8.5% as of December 31, 1997). Principal and interest is due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $449,000 annually are due from 1998 through 2000 and $326,000 annually from 2001 through 2004. The credit

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

facility includes covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a minimum debt service coverage ratio upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with all of its financial covenants as of December 31, 1997.


NOTE 6--INCOME TAXES

     The individual components of the Company's deferred tax assets as of December 31, 1997 and 1996 were as follows (in thousands):


                                                             December 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
         Depreciation and amortization ................    $  401     $  175
         Accrued liabilities ..........................       887        403
         Capitalized research and development .........     1,024        531
         Net operating losses .........................     6,408      5,093
         Tax credits ..................................     1,258        431
                                                           ------     ------
            Total deferred tax assets .................     9,978      6,633
         Less valuation allowance .....................     9,978      6,633
                                                           ------     ------
                                                           $   --     $   --
                                                           ======     ======


     The Company has provided a valuation allowance for all of its deferred tax assets as it is presently unable to conclude that it is more likely than not that the deferred tax assets will be realized. Some of the factors that were taken into consideration include the Company's stage of development and related history of operating losses, the competitive market in which it operates, the nature of the deferred tax assets, and the lack of carryback capacity to realize these assets. Although management's operating plans indicate the Company will be profitable in future periods, management's evaluation of all available evidence in assessing the realizability of the deferred tax assets indicates that such plans are not considered sufficient to overcome the weight of existing negative factors.

     As of December 31, 1997, the Company had federal and state net operating loss carryforwards of approximately $17,100,000 and $6,400,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $585,000 and $451,000, respectively, available to offset future tax liabilities. The Company's net operating loss and tax credit carryforwards expire in the years 1999 through 2013, if not utilized.

     The Tax Reform Act of 1986 and the California Tax Conformity Act of 1987 limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.


NOTE 7-- COMMITMENTS

  Leases

     During 1997, the Company entered into a lease for a new headquarters facility. The Company leases this and its other facilities under noncancelable operating lease agreements expiring through the year 2007. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs. As of December 31, 1997, the Company is committed to spend approximately $523,000 for tenant

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

improvements for its new headquarters facility. The Company also leases certain equipment under capital leases expiring through the year 2000. A summary of future minimum lease payments is as follows (in thousands):


                                                           Capital    Operating
Year Ended December 31,                                     leases      leases
-----------------------                                    -------     -------
 1998 ..................................................   $   903     $ 1,938
 1999 ..................................................       684       1,621
 2000 ..................................................       224       1,362
 2001 ..................................................      --         1,269
 2002 ..................................................      --         1,346
 Thereafter ............................................      --         7,445
                                                           -------     -------
Total minimum lease payments ...........................     1,811     $14,981
                                                                       =======
Less amount representing imputed interest ..............       235
                                                           -------
Present value of net minimum capital lease payments ....     1,576
Less current portion ...................................       773
                                                           -------
Capital leases, excluding current portion ..............   $   803
                                                           =======


     Rental expense relating to operating leases was approximately $1,161,000, $571,000, and $264,000 for the years ended December 31, 1997, 1996 and 1995, respectively.

     Total minimum sublease payments to be received in the future under noncancelable subleases total $2,298,000 through May, 2000.

  Standby Letter of Credit Commitments

     As of December 31, 1997, the Company had outstanding commitments in the form of two standby letters of credit. A letter for $1,400,000 was issued in favor of the Company's equipment leasing financier expiring November 12, 1998; with provisions for automatic annual renewals not to extend beyond April 10, 2000. A letter for $794,000 was issued in favor of the Company's corporate facility landlord which expired February 14, 1998. The standby letter of credit commitments are secured by compensating cash balances of equal value with the issuing bank. These compensating balances are shown as restricted in the accompanying consolidated balance sheet.


NOTE 8--STOCKHOLDERS' EQUITY

  Convertible Preferred Stock

     All outstanding convertible preferred stock and warrants to purchase convertible preferred stock were converted to common stock and warrants to purchase common stock at the time of the Company's initial public offering in June 1996.

  Warrants

     As of December 31, 1997, there were warrants outstanding to acquire 33,750 and 60,000 shares of common stock at $2.00 and $8.50 per share and relate to equipment lease financing and a facilities lease, respectively. The fair value of these warrants was not significant.

  Common Stock

     The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, the Company has recorded deferred compensation of $1,510,000 and

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

$1,136,000 in 1996 and 1995, respectively, for the difference between the exercise price and the deemed fair value of the common stock underlying options granted in 1996. This amount is being amortized to expense over the vesting period of the individual options, generally five years.

     The Company has reserved 5,000,000 shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the grant date. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after grant date.

     When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. As of
December 31, 1997, 426,293 shares were subject to repurchase at a weighted-average price of $0.18.

     The Company's President and Chief Executive Officer holds an option to purchase 500,000 shares of common stock at an exercise price of $4.00 per share. The shares subject to option vest ratably on a monthly basis over a 60-month period commencing April 1, 1995. As of December 31, 1997, 275,000 shares were vested.

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1997 and 1996: no dividend yield; expected volatility of 67% in 1997 and 60% in 1996; risk-free interest rate of 5.91% in 1997 and 6.5% in 1996; and expected life of 2.8 years in 1997 and 5 years in 1996.

     Activity in the Company's stock option plan is as follows:


                                                 1997                            1996                          1995
                                     ----------------------------   ------------------------------   -------------------------
                                                     Weighted-                        Weighted-                   Weighted-
                                       Shares         Average          Shares          Average         Shares      Average
            Fixed Options             (000's)     Exercise Price      (000's)      Exercise Price     (000's)   Exercise Price
------------------------------------ ---------   ----------------   -----------   ----------------   --------- ---------------
Outstanding at beginning of year       2,393         $   2.75           1,924         $   0.13         1,004       $  0.06
Granted ............................   1,346             6.69           1,849             3.98         1,916           .14
Exercised ..........................    (255)            0.31          (1,092)            0.18          (334)          .09
Forfeited ..........................    (577)            4.19            (288)            2.83          (662)          .06
                                       -----                           ------                          -----
Outstanding at end of year .........   2,907             4.50           2,393             2.75         1,924           .13
                                       =====                           ======                          =====
Options vested at year-end .........     641             2.64             309             0.22           200           .06
                                       =====                           ======                          =====       =======
Weighted-average fair value of
 options granted during the year                     $   6.70                         $   2.29                         .08
                                                     ========                         ========                     =======

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

     The following table summarizes stock options outstanding as of December 31, 1997:


                                     Options Outstanding                            Options Vested
                    -----------------------------------------------------   -------------------------------
                        Number         Weighted-Avg.                            Number
                     Outstanding         Remaining                           Exercisable
     Range of        at 12/31/97     Contractual Life      Weighted-Avg.     at 12/31/97     Weighted-Avg.
 Exercise Prices       (000's)           In Years         Exercise Price       (000's)       Exercise Price
-----------------   -------------   ------------------   ----------------   -------------   ---------------
$0.06 - $0.20             695               7.47             $   0.16            281           $   0.16
 0.40 -  5.31             406               8.42                 2.51            141               1.54
 5.50 -  5.75             644               8.19                 5.52             80               5.53
 6.00 -  7.00             620               8.94                 6.82            108               6.92
 7.13 -  8.50             542               9.14                 7.72             31               7.58
                        -----                                                    ---
$0.06 - $8.50           2,907               8.39             $   4.50            641           $   2.64
                        =====                                                    ===


     The Company grants options outside of the Company's stock option plan. A summary of options outside of the plan is presented below:


                                                 1997                           1996                         1995
                                     ----------------------------   ----------------------------   -------------------------
                                                     Weighted-                      Weighted-                   Weighted-
                                       Shares         Average         Shares         Average         Shares      Average
         Performance Options          (000's)     Exercise Price     (000's)     Exercise Price     (000's)   Exercise Price
------------------------------------ ---------   ----------------   ---------   ----------------   --------- ---------------
Outstanding at beginning of year        711          $   3.52           20          $   0.20          --            --
Granted ............................    154              5.50          727              3.46          20           .20
Exercised ..........................     --                --          (20)             0.20          --            --
Forfeited ..........................    (70)             0.80          (16)             0.80          --            --
                                        ---                            ---                            --
Outstanding at end of year .........    795              4.07          711              3.52          20           .20
                                        ===                            ===                            ==
Options vested at year-end .........    395              3.60          197              4.35          --            --
                                        ===                            ===
Weighted-average fair value of
 options granted during the year                     $   5.50                       $   2.03                       .12
                                                     ========                       ========                       ===


     The 795,000 options outstanding have exercise prices between $0.80 and $7.00 and a weighted-average contractual life of 7.25 years. As of December 31, 1997, 12,000 shares were subject to repurchase at $0.20.

  Employee Stock Purchase Plan

     The Board of Directors has reserved 600,000 shares for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan.

     Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions in 1997 and 1996: an expected life of seven months; expected volatility of 67% and 60%, respectively; risk-free interest rate of 5.05% and 6.5%, respectively; and no dividend yield. The weighted-average fair value of the purchase rights granted in 1997 and 1996 was $2.16 and $2.61, respectively.

                       BROADVISION, INC. and SUBSIDIARIES

                        December 31, 1997, 1996 and 1995

  Pro Forma Disclosure

     Had compensation cost for the Company's stock option plan and stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net loss of $7,373,000 and net loss per share of $0.36 for the year ended December 31, 1997, would have been increased to $9,551,000 and $0.47, respectively, on a pro forma basis. The Company's reported net loss of $10,145,000 and net loss per share of $0.54 for the year ended December 31, 1996, would have been increased to $11,270,000 and $0.60, respectively, on a pro forma basis. The effects of these pro forma disclosures are not representative of the pro forma effects on future periods because they only include options granted in 1995 and subsequent years.


NOTE 9--EMPLOYEE BENEFIT PLAN

     In November 1994, the Company adopted a 401(k) employee retirement plan under which eligible employees may contribute up to 20% of their annual compensation, subject to a limitation of $9,500 in 1997. Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, Company matching contributions. As of December 31, 1997, the Company has not made any such matching contributions.


NOTE 10--GEOGRAPHIC AND SIGNIFICANT CUSTOMER INFORMATION

     The Company's export sales to Europe represented 40.0% and 30.1% of total revenues in 1997 and 1996, respectively, and export sales to Asia Pacific represented 12.4% and 29.4% of total revenues in 1997 and 1996, respectively. During 1995, the Company was in its development stage and had no significant export revenues.

     In 1997, approximately 11% of the Company's revenues were attributable to one customer. In 1996 and 1995, approximately 10% and 93% of the Company's revenues were attributable to two different customers, respectively. As of December 31, 1997, two customers accounted for 19.4% and 11.8% of total trade accounts receivable, respectively.


NOTE 11--SUBSEQUENT EVENTS

     On March 1, 1998, the Company finalized an arrangement dated February 5, 1998 with its commercial bank to approve an increase in its existing term debt credit facility to provide for up to $4,250,000 in total borrowings (total outstanding as of December 31, 1997 of $2,651,000). In addition, the bank approved a $2,250,000 accounts receivable line of credit to facilitate working capital financing.

     On March 4, 1998, the Company filed a registration statement on Form S-3 in connection with a proposed public offering of the Company's Common Stock. The registration statement covers 3,795,000 shares of Common Stock of which 3,000,000 shares are being sold by the Company, 300,000 shares are being sold by certain stockholders of the Company and 495,000 shares are issuable upon exercise of the underwriters' over-allotment option.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable


                                    PART III

     Certain information required by Part III is incorporated by reference in this Report from the Company's definitive proxy statement for its 1997 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").


ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     The information for the Company's directors and on compliance with Section 16(a) of the Securities Exchange Act of 1934, as amended required by this Item is incorporated by reference from the Proxy Statement. The information for the Company's executive officers required by this Item appears under the caption "Executive Officers and Key Personnel" at Item 1 of this report.


ITEM 11. EXECUTIVE COMPENSATION

     The information required by this Item is incorporated by reference from the Proxy Statement.


ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

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

         1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

               Independent Auditors' Report
               Consolidated Balance Sheets as of December 31, 1997 and 1996 Consolidated Statements of Operations for the three years in the period ended December 31, 1997
               Consolidated Statements of Stockholders' Equity for the three years in the period ended December 31, 1997
               Consolidated Statements of Cash Flows for the three years in the period ended December 31, 1997
               Notes to Consolidated Financial Statements

         2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.
               Report on Financial Statement Schedule and Consent of Independent Auditors
               Schedule  II  --  Valuation  and  Qualifying Accounts

         3.    Exhibits.  The  exhibits  listed  on the  accompanying  Index  to
               Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

     (b) Reports on Form 8-K.

         No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1997.

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 6th day of March 1998.

                                            BroadVision, Inc.


                                            By: /s/ Pehong Chen
                                                --------------------------------
                                                             Pehong Chen
                                                       Chairman of the Board and
                                                       Chief Executive Officer

                                POWER OF ATTORNEY

     KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pehong Chen and Randall C. Bolten his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                          Title                    Date
-----------------------------   ------------------------------   --------------

      /s/ Pehong Chen             Chairman of the Board and      March 6, 1998
---------------------------        Chief Executive Officer
         Pehong Chen            (Principal Executive Officer)


   /s/ Randall C. Bolten         Vice President, Operations,     March 6, 1998
---------------------------        Chief Financial Officer
     Randall C. Bolten              (Principal Financial
                                   and Accounting Officer)


   /s/ David L. Anderson                Director                 March 6, 1998
---------------------------
     David L. Anderson


    /s/ Yogen K. Dalal                  Director                 March 6, 1998
---------------------------
      Yogen K. Dalal


    /s/ Koh Boon Hwee                   Director                 March 6, 1998
---------------------------
       Koh Boon Hwee


   /s/ Carl Pascarella                  Director                 March 6, 1998
---------------------------
       Carl Pascarella

                   REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                         CONSENT OF INDEPENDENT AUDITORS


The Board of Directors and Stockholders
BroadVision, Inc.

The audits referred to in our report dated January 28, 1998, except as to note 11, which is as of March 4, 1998, included the related financial statement schedule as of December 31, 1997 and 1996, and for each of the years in the three-year period ended December 31, 1997, are included in the Annual Report on Form 10-K for the year ended December 31, 1997. The financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on the financial statement schedule based on our audits. In our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statements (No. 333-3844) on Form S-8 and (No. 333-47339) on Form S-3 of BroadVision Inc. of our reports dated January 28, 1998, except as to note 11, which is as of March 4, 1998, relating to the consolidated balance sheets of BroadVision, Inc. and subsidiaries as of December 31, 1997 and 1996, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the years in the three-year period ended December 31, 1997, and the related schedule, which report appears in the December 31, 1997, Annual Report on Form 10-K of BroadVision, Inc.


                                             KPMG PEAT MARWICK LLP


Mountain View, California
March 5, 1998

                                                 BROADVISION, INC. AND SUBSIDIARIES

                                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                                           (in thousands)

                                                                 Balance at                                             Charged to
                                                                 Beginning           Costs and                          Balance at
Description                                                      of Period            Expenses     Deductions(1)       End of Period
-----------                                                      ---------            --------     -------------       -------------
Allowance for doubtful accounts
 Year Ended December 31, 1995 .............................        $   --             $   --             $  --             $ --
                                                                   ======             ======             =====             ====
 Year Ended December 31, 1996 .............................        $   --             $  196             $   5             $191
                                                                   ======             ======             =====             ====
 Year Ended December 31, 1997 .............................        $  191             $  515             $  35             $671
                                                                   ======             ======             =====             ====

(1)  Represents net charge-offs of specific receivables.

                               BROADVISION, INC.
                          ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1997


                               INDEX TO EXHIBITS


      Exhibit      Description
------------------ -------------------------------------------------------------
         3.1*     Amended and Restated Certificate of Incorporation.
         3.2*     Amended and restated Bylaws.
         4.1*     References are hereby made to Exhibits 3.1 to 3.2.
         4.3*     Second Amended and restated  Investor's Rights Agreement dated
                  April  15,   1997  among  the   Company  and  certain  of  its
                  stockholders.
        10.1*(1)  Form of  Indemnity  Agreement  between the Company and each of its directors.
        10.2*(1)  Equity Incentive Plan (the "Equity Incentive Plan").
        10.3*(1)  Form of  Incentive  Stock  Option  under the Equity  Incentive
                  Plan.
        10.4*(1)  Form of Nonstatutory  Stock Option under the Equity  Incentive
                  Plan.
        10.5*(1) Form of Nonstatutory Stock Option (Performance-Based). 10.6*(1) 1997 Employee Stock Purchase Plan ( the "Employee Stock
                  Purchase Plan").
        10.7*(1) Employee Stock Purchase Plan Offering (Initial Offering). 10.8*(1) Employee Stock Purchase Plan Offering (Subsequent Offering).
        10.9*     Master  Equipment  Lease  Agreement dated May 23, 1997 between the Company and Lighthouse Capital Partners, L.P.
        10.10*+   Terms  and  Conditions  dated  January  1, 1997  between  IONA
                  Technologies LTD and the Company.
        10.11*    Series D Preferred  Stock Option  Agreement dated February 27,
                  1997 between the Company and Pehong Chen.
        10.12*    Standard  Office  Lease  dated  February  8, 1996  between the
                  Company  and  GVE  Distel  Associates,  a  California  General
                  Partnership.
        10.13*(1) Stock Option Plan.
        10.14*(1) Form of Incentive Stock Option under the Stock Option Plan. 10.15*(1) Form of Nonstatutory Stock Option under the Stock Option Plan.
        10.16*    Lease  dated   February  5,  1997   between  the  Company  and
                  Martin/Campus Associates, L.P.
        10.17**   Loan and Security,  dated July 2, 1997, between Silicon Valley
                  Bank and the Company.
        10.18***  First  Amendment to Loan and Security  Agreement,  dated as of
                  February 5, 1998 between the Company and Silicon Valley Bank.
        21.1      Subsidiaries of the Company.
        23.1      Consent of KPMG Peat Marwick LLP. Reference is  hereby made to page 55.
        24.1      Power of Attorney. Reference is hereby made to page 54.
        27.1      Financial Data Schedule.


------------
* Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996, as amended on May 9,1996, May 29, 1996 and June 17, 1996.
** Incorporated by reference to the Company's 10-Q for the quarter ended September 30, 1997 filed on November 12, 1997.
*** Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 1998.
(1)      Represents a management contract or compensatory plan or arrangement.
+        Confidential treatment requested.