Form 10-K/A
period 1997-12-31
BROADVISION INC
filed 1998-03-31
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549
                             ----------------------
                                    FORM 10-K/A


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

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 31st day of March 1998.

                                            BroadVision, Inc.


                                            By: /s/ Pehong Chen*
                                                --------------------------------
                                                             Pehong Chen
                                                       Chairman of the Board and
                                                       Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


          Signature                          Title                    Date
-----------------------------   ------------------------------   --------------

      /s/ Pehong Chen*            Chairman of the Board and      March 31, 1998
---------------------------        Chief Executive Officer
         Pehong Chen            (Principal Executive Officer)


   /s/ Randall C. Bolten         Vice President, Operations,     March 31, 1998
---------------------------        Chief Financial Officer
     Randall C. Bolten              (Principal Financial
                                   and Accounting Officer)


   /s/ David L. Anderson*               Director                 March 31, 1998
---------------------------
     David L. Anderson


    /s/ Yogen K. Dalal*                 Director                 March 31, 1998
---------------------------
      Yogen K. Dalal


    /s/ Koh Boon Hwee*                  Director                 March 31, 1998
---------------------------
       Koh Boon Hwee


   /s/ Carl Pascarella*                 Director                 March 31, 1998
---------------------------
       Carl Pascarella

*  By: /s/ Randall Bolten
       ------------------
       Randall Bolten
       as Attorney-in-Fact

                               BROADVISION, INC.
                          ANNUAL REPORT ON FORM 10-K
                               DECEMBER 31, 1997


                               INDEX TO EXHIBITS


      Exhibit     Description
----------------- -------------------------------------------------------------
       3.1(1)     Amended and Restated Certificate of Incorporation.
       3.2(1)     Amended and restated Bylaws.
       4.1(1)     References are hereby made to Exhibits 3.1 to 3.2.
       4.3(1)     Second Amended and restated  Investor's Rights Agreement dated
                  April  15,   1997  among  the   Company  and  certain  of  its
                  stockholders.
      10.1(1)(4)  Form of  Indemnity  Agreement  between the Company and each of its directors.
      10.2(1)(4) Equity Incentive Plan (the "Equity Incentive Plan"). 10.3(1)(4) Form of Incentive Stock Option under the Equity Incentive
                  Plan.
      10.4(1)(4)  Form of Nonstatutory  Stock Option under the Equity  Incentive
                  Plan.
      10.5(1)(4) Form of Nonstatutory Stock Option (Performance-Based). 10.6(1)(4) 1997 Employee Stock Purchase Plan ( the "Employee Stock
                  Purchase Plan").
      10.7(1)(4) Employee Stock Purchase Plan Offering (Initial Offering). 10.8(1)(4) Employee Stock Purchase Plan Offering (Subsequent Offering).
      10.9(1)     Master  Equipment  Lease  Agreement dated May 23, 1997 between the Company and Lighthouse Capital Partners, L.P.
      10.10(1)+   Terms  and  Conditions  dated  January  1, 1997  between  IONA
                  Technologies LTD and the Company.
      10.11(1)    Series D Preferred  Stock Option  Agreement dated February 27,
                  1997 between the Company and Pehong Chen.
      10.12(1)    Standard  Office  Lease  dated  February  8, 1996  between the
                  Company  and  GVE  Distel  Associates,  a  California  General
                  Partnership.
      10.13(1)(4) Stock Option Plan.
      10.14(1)(4) Form of Incentive Stock Option under the Stock Option Plan. 10.15(1)(4) Form of Nonstatutory Stock Option under the Stock Option Plan.
      10.16(1)    Lease  dated   February  5,  1997   between  the  Company  and
                  Martin/Campus Associates, L.P.
      10.17(2)    Loan and Security,  dated July 2, 1997, between Silicon Valley
                  Bank and the Company.
      10.18(3)    First  Amendment to Loan and Security  Agreement,  dated as of
                  February 5, 1998 between the Company and Silicon Valley Bank.
      21.1(5)     Subsidiaries of the Company.
      23.1(5)     Consent of KPMG Peat Marwick LLP. Reference is  hereby made to page 55.
      24.1(5)     Power of Attorney. Reference is hereby made to page 54.
      27.1        Financial Data Schedule for the year ended December 31, 1997.
      27.2        Restated Financial  Data  Schedule for the year ended December
                  31, 1996.
------------
(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996, as amended on May 9,1996, May 29, 1996 and June 17, 1996.
(2) Incorporated by reference to the Company's 10-Q for the quarter ended September 30, 1997 filed on November 12, 1997.
(3) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 1998.
(4)      Represents a management contract or compensatory plan or arrangement.
(5)      Previously filed with this Form 10-K.
+        Confidential treatment requested.