Form 10-Q
period 1998-03-31
BROADVISION INC
filed 1998-05-15
CIK 920448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q
(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Quarter Ended March 31, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28252



                                BROADVISION, INC.
                                -----------------
             (Exact name of registrant as specified in its charter)


                  Delaware                                      94-3184303
                  --------                                      ----------
       (State or other jurisdiction of                       (I.R.S. Employer
       incorporation or organization)                     Identification Number)


   585 Broadway, Redwood City, California                          94063
   --------------------------------------                          -----
  (Address of principal executive offices)                      (Zip code)


                                 (650) 261-5100
                                 --------------
              (Registrant's telephone number, including area code)



         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.                   YES X      NO
                                                               ---       ---

         As of April 30, 1998 there were 24,116,327 shares of the Registrant's Common Stock issued and outstanding.

--------------------------------------------------------------------------------

                       BROADVISION, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 1998

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------


PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Statements of Operations -
                      Three months ended March 31, 1998 and 1997           3

                  Consolidated Balance Sheets -
                      March 31, 1998 and December 31, 1997                 4

                  Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1998 and 1997           5

                  Notes to Consolidated Financial Statements               6


Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations            8

Item 3.       Quantitative and Qualitative disclosure About Market Risk   13



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                           13

Item 2.       Changes in Securities                                       13

Item 3.       Defaults upon Senior Securities                             14

Item 4.       Submission of Matters to a Vote of Security Holders         14

Item 5.       Other Information                                           14

Item 6.       Exhibits and Reports on Form 8-K                            14



SIGNATURES                                                                14

                          PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                       BROADVISION, INC. AND SUBSIDIARIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)



                                                          Three Months Ended
                                                               March 31,
                                                         1998            1997
                                                       --------        --------

Revenues:
    Software licenses                                  $  7,279        $  3,148
    Services                                              2,800           2,143
                                                       --------        --------
       Total revenues                                    10,079           5,291

Cost of revenues:
    Cost of software licenses                               187             214
    Cost of services                                      1,620           1,143
                                                       --------        --------

       Total cost of revenues                             1,807           1,357
                                                       --------        --------

Gross profit                                              8,272           3,934

Operating expenses:
    Research and development                              2,033           1,680
    Sales and marketing                                   5,861           4,204
    General and administrative                              824             746
                                                       --------        --------

       Total operating expenses                           8,718           6,630
                                                       --------        --------

Operating loss                                             (446)         (2,696)

    Interest and other income                               118             221
    Interest and other expense                             (171)            (12)
                                                       --------        --------

Net loss                                               $   (499)       $ (2,487)
                                                       ========        ========

Basic and diluted net loss per share                   $  (0.02)       $  (0.12)
                                                       ========        ========
Shares used in computing basic and
 diluted net loss per share                              20,456          20,002
                                                       ========        ========



           See Accompanying Notes to Consolidated Financial Statements

                                                 BROADVISION, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS
                                                           (In thousands)

                                                                                                    March 31,           December 31,
                                                                                                      1998                 1997
                                                                                                    --------             --------
ASSETS

    Current assets:

       Cash and cash equivalents                                                                    $ 57,129             $  8,277
       Restricted cash                                                                                  --                  1,400
       Short-term investments, restricted                                                               --                    796
       Accounts receivable, less allowance for doubtful
         accounts and returns of  $575 and $671, for 1998
         and 1997, respectively                                                                       10,792                9,586
       Prepaids and other current assets                                                                 984                  566
                                                                                                    --------             --------

          Total current assets                                                                        68,905               20,625

    Property and equipment, net                                                                        7,113                6,467
    Other assets                                                                                         327                  250
                                                                                                    --------             --------

       Total assets                                                                                 $ 76,345             $ 27,342
                                                                                                    ========             ========

LIABILITIES AND STOCKHOLDERS' EQUITY

    Current liabilities:

       Accounts payable and accrued expenses                                                        $  4,341             $  4,031
       Unearned revenue                                                                                1,751                1,335
       Deferred maintenance                                                                            3,008                2,552
       Current portion of capital lease obligations                                                      773                  773
       Current portion of long-term debt                                                                 548                  449
                                                                                                    --------             --------

          Total current liabilities                                                                   10,421                9,140

    Long-term liabilities                                                                              3,967                3,081
                                                                                                    --------             --------

          Total liabilities                                                                           14,388               12,221

    Stockholders' equity
       Common stock                                                                                   87,611               40,368
       Deferred compensation                                                                          (1,513)              (1,605)
       Accumulated deficit                                                                           (24,141)             (23,642)
                                                                                                    --------             --------

          Total stockholders' equity                                                                  61,957               15,121
                                                                                                    --------             --------

          Total liabilities
           and stockholders' equity                                                                 $ 76,345             $ 27,342
                                                                                                    ========             ========

                                     See Accompanying Notes to Consolidated Financial Statements

                                                 BROADVISION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                     1998                    1997
                                                                                                   --------                --------
Cash flows from operating activities:
   Net loss                                                                                        $   (499)               $ (2,487)
   Adjustments to reconcile net loss to net cash
     used for operating activities:
       Depreciation and amortization                                                                    608                     326
       Amortization of deferred compensation                                                             92                     110
       Allowance for doubtful accounts and returns                                                      245                     185
       Changes in operating assets and liabilities:
         Accounts receivable                                                                         (1,451)                 (2,463)
         Prepaids and other current assets                                                             (418)                   (188)
         Accounts payable and accrued expenses                                                          310                     400
         Unearned revenue and deferred maintenance                                                      872                     249
         Other liabilities                                                                               (5)                     (2)
                                                                                                   --------                --------
           Net cash used for operating activities                                                      (246)                 (3,870)
Cash flows from investing activities:
   Acquisition of property and equipment                                                             (1,254)                   (474)
   Increase in other assets                                                                             (77)                    (81)
   Purchase of short-term investments                                                                  --                    (1,532)
   Maturity of short-term investments                                                                   796                   2,112
                                                                                                   --------                --------
         Net cash provided by (used for) investing
          activities                                                                                   (535)                     25
Cash flows from financing activities:
   Net change in restricted cash                                                                      1,400                    --
   Proceeds from issuance of common stock                                                            47,243                     247
   Proceeds from borrowings                                                                           1,187                    --
   Capital lease payments                                                                              (197)                   (110)
                                                                                                   --------                --------

         Net cash provided by financing activities                                                   49,633                     137
                                                                                                   --------                --------
Net increase (decrease) in cash and cash equivalents                                                 48,852                  (3,708)

Cash and cash equivalents at beginning of period                                                      8,277                  17,608
                                                                                                   --------                --------

Cash and cash equivalents at end of period                                                         $ 57,129                $ 13,900
                                                                                                   ========                ========

Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                                                    $   --                  $    178
                                                                                                   ========                ========

                                     See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Summary of Significant Accounting Policies

Nature  of  Business  -  BroadVision,  Inc.  ("BroadVision"  or  the  "Company")
develops, markets and supports integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. These total end to end solutions allow a business to capitalize on the Internet as a unique platform to conduct commerce, provide critical self-service functions, and deliver targeted personalized information to their customers, suppliers, distributors, employees, or any other constituent of their extended enterprise on a real-time interactive basis.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BroadVision, and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

Interim Financial Information - The accompanying financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and the instructions for Form 10-Q and Article 10 of Regulation S-X. In the Company's opinion, the financial statements include all adjustments, consisting of normal recurring adjustments, which the Company considers necessary to fairly state the Company's financial position and the results of operations and cash flows. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not include all of the necessary informational disclosures and footnotes as required by Generally Accepted Accounting Principles. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's annual report on Form 10-K and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for any interim period are not necessarily indicative of the results of the Company's operations for any other interim period or for a full fiscal year.

Net Loss Per Share - The Financial Accounting Standards Board ("FASB") recently issued Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, which requires the presentation of basic net income per share, and for companies with complex capital structures, diluted net income per share. The Company has net losses for all periods presented and there is no difference between the previously reported primary loss per share amounts and the amounts currently reported as basic and diluted loss per share. Because their effects would be anti-dilutive, stock options to acquire 4,188,010 shares and a warrant to acquire 60,000 shares of common stock at weighted average exercise prices of $5.41 and $8.50, respectively, have been excluded from the computation of basic and diluted earnings per share for the quarter ended March 31, 1998. In conjunction with the Company's adoption of SFAS No. 128, the Company also adopted the provisions of Staff Accounting Bulletin ("SAB") No. 98, issued in February 1998. Accordingly, shares previously included pursuant to SAB No. 83 have been omitted from both basic and diluted net income per share amounts and prior periods have been restated as applicable.

Recent Accounting Pronouncements - Effective January 1, 1998, the Company adopted the provisions of SFAS No. 130, Reporting of Comprehensive Income. SFAS No. 130 establishes standards for the display of comprehensive income and its components in a full set of financial statements. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net loss and comprehensive income (loss) during the quarters ended March 31, 1998 and 1997.

Note 2.  Selective Balance Sheet Detail (in thousands)

         Property and Equipment consisted of the following:

                                                                          March 31,        December 31,
                                                                            1998               1997
                                                                            ----               ----
              Furniture and fixtures                                     $       741        $     636
              Computers and software                                           6,063            5,458
              Leasehold improvements                                           3,324            2,780
                                                                         -----------        ---------
                                                                              10,128            8,874
              Less accumulated depreciation and amortization                   3,015            2,407
                                                                         -----------        ---------
                                                                         $     7,113        $   6,467
                                                                         ===========        =========

         Accrued expenses consisted of the following:

                                                                            March 31,      December 31,
                                                                              1998             1997
                                                                              ----             ----
              Employee benefits                                          $       532        $       420
              Commissions and bonuses                                          1,147                833
              Directors and officers insurance premiums                            -                 57
              Taxes payable                                                      372                366
              Contractors fees                                                    99                162
              Other                                                              565                330
                                                                         -----------         ----------
                                                                         $     2,715         $    2,168
                                                                         ===========         ==========


Note 3.  Commercial Credit Facilities

         The Company has a revolving line of credit (based on eligible accounts receivable) and a term debt credit facility with its commercial lender that provide for up to $2.3 million and $4.8 million of total borrowings, respectively. As of March 31, 1998, the Company had total borrowings of $3.8 million under its term debt credit facility and outstanding commitments in the form of two standby letters of credit totaling $2.2 million under its revolving line of credit. During the quarter ended March 31, 1998, the Company's commercial lender increased total available borrowings under its existing term debt credit facility from $4.3 million to $4.8 million.

         The Company's credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and require the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a minimum debt service coverage ratio upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with all of its financial covenants as of March 31, 1998.


Note 4.  Common Stock

         During the quarter ended March 31, 1998, the Company completed a successful secondary public stock offering and issued 3,000,000 shares of common stock for net proceeds of approximately $47.2 million. During April 1998, the Company's Underwriters exercised their over-allotment option and the Company issued an additional 455,850 shares of common stock for net proceeds of approximately $7.1 million.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS

         EXCEPT FOR THE HISTORICAL INFORMATION CONTAINED HEREIN, THE FOLLOWING DISCUSSION CONTAINS FORWARD-LOOKING STATEMENTS THAT INVOLVE RISKS AND UNCERTAINTIES. THE COMPANY'S ACTUAL RESULTS COULD DIFFER SIGNIFICANTLY FROM THOSE DISCUSSED HEREIN. FACTORS THAT COULD CAUSE OR CONTRIBUTE TO SUCH DIFFERENCES INCLUDE, BUT ARE NOT LIMITED TO, THOSE DISCUSSED HEREIN WITH THIS QUARTERLY REPORT ON FORM 10-Q, THE COMPANY'S ANNUAL REPORT ON FORM 10-K, AND OTHER DOCUMENTS FILED WITH THE SECURITIES AND EXCHANGE COMMISSION. ANY SUCH FORWARD-LOOKING STATEMENTS SPEAK ONLY AS OF THE DATE SUCH STATEMENTS ARE MADE.

                                    OVERVIEW

         BroadVision develops, markets and supports integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. These total end to end solutions allow a business to capitalize on the Internet as a unique platform to conduct commerce, provide critical self-service functions, and deliver targeted personalized information to their customers, suppliers, distributors, employees, or any other constituent of their extended enterprise on a real-time interactive basis.

         BroadVision's product line provides a competitive advantage for businesses by allowing them to specifically tailor Web site content to the personalized needs and interests of individual visitors on a real-time interactive basis. BroadVision One-To-One applications accomplish this by capturing Web site visitor profiles, dynamically organizing enterprise information, targeting specialized content to each visitor based on easily constructed business rules, and providing the means to facilitate the execution of secure transactions. The Company believes the competitive advantages and benefits of these applications include, among other things, enhanced customer satisfaction and loyalty, increased business volumes, reduced costs with regards to servicing customers and executing transactions as well as significantly enhancing employee productivity.

         The Company's core product, the BroadVision One-To-One Application System, was first made commercially available in December 1995. Version 3.0, the Company's latest version, was released during the fourth quarter of 1997 and supports five languages (English, German, Japanese, Chinese, and Korean) and four major client/server databases (Oracle, Sybase, Informix, and Microsoft SQL Server). In 1997, the Company released a complementary family of three packaged application products: One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge. These products are built upon and tightly integrated with the Company's core technology and provide specifically enhanced functionality for the distinct customer requirements involved in managing one-to-one relationships within product merchandising, financial services, and knowledge management.

         The Company sells its products and services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners.

         The Company has achieved good market acceptance for its products. However, the Company does have a limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company within its early stages of development. Some of the risks and uncertainties associated with the Company's stage of development relate to the new and rapidly evolving markets in which it operates. These related market risks include, among other things, the early stage of development for online commerce, the dependence of online commerce on the continued development of the Internet and its related infrastructure, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to continue to, among other things, successfully implement its marketing strategies, respond to competitive developments, develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth herein under "Factors Affecting Quarterly Operating Results" and in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein and other documents filed with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS

Revenues

         The Company's revenues are derived from software license fees and fees charged for its services. The Company generally recognizes license fees when the software has been delivered, the customer acknowledges an unconditional obligation to pay, and collectibility is probable. Professional services revenues generally are recognized as services are performed. Software maintenance revenues are recognized ratably over the term of the support period, which is typically one year.

         Total Company  revenues  increased 90% during the current quarter ended
March 31, 1998 to $10.1 million as compared to $5.3 million for the quarter ended March 31, 1997. A summary of the Company's revenues by geographic region is as follows:

(In millions)                                                Software       %         Services        %           Total          %
-------------                                                --------       -         --------        -           -----          -
Quarter Ended March 31, 1998:

North America                                                 $  4.1        56%         $  2.0        71%         $   6.1        60%
Europe                                                           2.3        32             0.5        18              2.8        28
Asia/Pacific                                                     0.9        12             0.3        11              1.2        12
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $  7.3       100%         $  2.8       100%         $  10.1       100%
====================================================================================================================================

Quarter Ended March 31, 1997:

North America                                                 $  1.4        44%         $  0.9        43%         $   2.3        44%
Europe                                                           1.3        40             0.3        14              1.6        30
Asia/Pacific                                                     0.5        16             0.9        43              1.4        26
------------------------------------------------------------------------------------------------------------------------------------
Total                                                         $  3.2       100%         $  2.1       100%         $   5.3       100%
====================================================================================================================================

         Software product license revenues increased 131% to $7.3 million during the current quarter ended March 31, 1998 as compared to $3.2 million for the quarter ended March 31, 1997. The increase is primarily a result of continued strong market acceptance for the Company's core technology, BroadVision One-To-One, and three new complementary WebApp packaged solutions, BroadVision One-To-One Commerce, BroadVision One-To-One Financial, and BroadVision One-To-One Knowledge that were first introduced in 1997. During the first quarter of 1998, the Company licensed approximately 30 new customers (including partners) which compares to approximately 25 new licensed customers (including partners) during the first quarter of 1997.

         Services revenues increased 31% to $2.8 million during the current quarter ended March 31, 1998 as compared to $2.1 million for the quarter ended March 31, 1997. Services revenues consist primarily of professional services and maintenance. The Company's professional services include design and implementation of applications based on BroadVision One-To-One technology, project management, custom development of objects and templates, and education and training regarding the Company's products. Professional services are generally offered on a time and materials basis. Maintenance revenue is generally derived from annual service agreements and is recognized ratably over the period of the agreement, typically one year. Maintenance fees are based on a percentage of the list price for the related software.

         Professional services revenues increased 15% to $2.0 million during the current quarter ended March 31, 1998 as compared to $1.8 million for the quarter ended March 31, 1997. Professional services revenues as a percentage of total services revenues were 72% and 82% during the first quarters of 1998 and 1997, respectively. The increase in professional services revenues in absolute dollar terms is a result of higher business volumes. In relative terms, professional services revenues as a percentage of total services revenues declined as the mix between professional services and maintenance revenues shift, and as a result of the Company's strategy to leverage off of partners in order to maximize deployments, which allows the Company to achieve higher volumes without significant increases in its services organization. As the Company's strategy of developing business alliances with third parties continues to expand, professional services revenues as a percentage of total services revenues may continue to decline.

         Maintenance revenues increased 103% to $788,000 during the current quarter ended March 31, 1998 as compared to $388,000 for the quarter ended March 31, 1997. Maintenance revenues as a percentage of total services revenues were 28% and 18% during the first quarters of 1998 and 1997, respectively. The increase in maintenance revenues is a result of expanding software sales and the corresponding maintenance fees relating to a larger installed base of software licenses. As of March 31, 1998, the Company had licensed its products to over 180 customers. This compares with a total licensed base of over 150 customers as of December 31, 1997, and over 70 customers as of March 31, 1997. As the Company's installed license base grows, its maintenance revenues as a percentage of total services revenues may continue to increase.


Operating Expenses

         Cost of software licenses includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs.

         Cost of software licenses was $187,000 (or 3% of total license revenues) for the current quarter ended March 31, 1998 as compared to $214,000 (or 7% of total license revenues) for the quarter ended March 31, 1997, which represents a decrease of 13% for the first quarter of 1998 in relation to the first quarter of 1997. Cost of software licenses decreased in both absolute dollar and percentage terms during the first quarter of 1998 as compared to the first quarter of 1997 due to the mix of commissioned agent sales versus Company generated sales.

         Cost of services consists primarily of employee-related costs and third-party consultant fees incurred as a result of consulting projects, post-contract customer support, and instructional training services.

         Cost of services was $1.6 million (or 58% of total services revenues) for the current quarter ended March 31, 1998 as compared to $1.1 million (or 53% of total services revenues) for the quarter ended March 31, 1997, which represents an absolute dollar increase of 42% for the first quarter of 1998 in relation to the first quarter of 1997. Cost of services increased in absolute dollar terms during 1998 as compared to 1997 due to expanded business volumes, as represented by the 31% increase in total services revenues. The overall level of costs increased as a result of additions to the Company's consulting staff, the employment of outside consultants to meet short-term consulting arrangements, an increasing number of licenses with support or maintenance components, and a higher level of fixed costs resulting from the Company's expansion of its services organization to meet higher business volumes. The increase in cost of services as a percentage of total services revenues during the current quarter as compared to the prior year comparable quarter is a result of higher utilization of outside consultants in relation to the extent previously utilized during the comparable prior year quarter. The Company expects that services costs will continue to increase in absolute dollars as the Company continues to expand its services organization to support anticipated higher levels of business.

         Research and development expenses consist primarily of salaries, other employee-related costs, and consulting fees relating to the development of the Company's products.

         Research and development expenses were $2.0 million for the current quarter ended March 31, 1998 as compared to $1.7 million for the quarter ended March 31, 1997, which represents an increase of 21% for the first quarter of 1998 in relation to the first quarter of 1997. The increases in research and development expenses are primarily attributable to costs associated with additional personnel within those operations for the enhancement of existing products and the development of new products. The Company anticipates that research and development expenses will continue to increase in absolute dollars terms. Development costs incurred for the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, at which time such costs are capitalized, subject to recoverability. As of March 31, 1998, no software development costs had been capitalized.

         Sales and marketing expenses consist primarily of salaries and other employee-related costs, commissions and other incentive compensation, travel and entertainment, and marketing program expenditures such as collateral materials, trade shows, public relations, and creative services.

         Sales and marketing expenses were $5.9 million for the current quarter ended March 31, 1998 as compared to $4.2 million for the quarter ended March 31, 1997, which represents an increase of 39% for the first quarter of 1998 in relation to the first quarter of 1997. The overall increases in sales and marketing expenditures reflect the cost of hiring additional sales and marketing personnel, developing and expanding its sales distribution channels, deploying new products, and expanding promotional activities. The Company expects to continue to expand its direct sales and marketing efforts and expects sales and marketing expenses to continue to increase in absolute dollars.

         General and administrative expenses consist primarily of salaries, other employee-related costs, and professional service fees.

         General and administrative expenses were $824,000 for the current quarter ended March 31, 1998 as compared to $746,000 for the quarter ended March 31, 1997, which represents an increase of 10% for the first quarter of 1998 in relation to the first quarter of 1997. The increases in general and
administrative   expenses  are   attributable   to  the  hiring  of   additional
administrative and management personnel, increased professional fees, and additional infrastructure to support the expansion of the Company's operations. The Company expects to continue to add administrative staff to support broadened operations. As a result, the Company expects that general and administrative expenses will continue to increase in absolute dollars.

         The Company recorded deferred compensation of $2.4 million relating to the difference between the exercise price and the deemed fair value of the Company's Common Stock with respect to 1,794,000 shares issueable upon exercise of options granted prior to its initial public stock offering in June of 1996. This deferred compensation is being amortized to cost of services, research and development, selling and marketing, and general and administrative expenses over the vesting periods of the respective options, generally 60 months. Deferred compensation expense for the current quarter ended March 31, 1998 was $92,000 as compared to $110,000 for the quarter ended March 31, 1997. Reported results will reflect deferred amortization expense through the year 2003, but such effect will be significantly reduced beginning in the third quarter of 2001.


                         LIQUIDITY AND CAPITAL RESOURCES

         As of March 31, 1998, the Company had $57.1 million of cash and cash equivalents as compared to $10.5 million of cash, cash equivalents, restricted cash and short-term investments as of December 31, 1997, which represents an increase of $46.6 million. The increase in cash and cash equivalents was principally attributable to the Company's secondary public stock offering that netted the Company total proceeds of approximately $47.2 million.

         During the quarter ended March 31, 1998, the Company had approximately $1.3 million of capital expenditures, approximately $1.2 million of additional borrowings and $246,000 was used for operating activities. The Company currently has no significant capital commitments other than obligations under equipment and operating leases, $2.2 million of commitments relating to standby letters of credit, and $3.8 million of outstanding term debt. During the first quarter of 1998, the Company's commercial bank increased its credit facility to provide for total borrowings of up to $7.1 million.

         During April 1998, the Underwriters for the Company's secondary stock offering exercised their over-allotment option and the Company issued an additional 455,850 shares of common stock for net proceeds of approximately $7.1 million.

         The Company believes that its available cash resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months.

                  FACTORS AFFECTING QUARTERLY OPERATING RESULTS

     The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein with this quarterly report on Form 10-Q, as contained in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein, and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results that may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, the length of the Company's sales cycle, market acceptance of new products, the pace of development of the market for online commerce, the mix of the Company's products sold, the size and timing of significant orders and the timing of customer production or deployment, demand for the Company's products, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of service agreements, product life cycles, software defects and other product quality problems, changes in strategy, changes in key personnel, the extent of international expansion, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. As with many software companies, the Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. In addition, the Company intends, in the near term, to increase significantly its personnel, including its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

         Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock. The Company anticipates that its operating expenses will continue to be substantial in relation to total revenues as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. Accordingly, the Company may incur additional losses for the foreseeable future. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will be able to sustain its revenue growth or achieve profitability. The Company's limited operating history also requires that its prospects be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stages of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. These related market risks include, among other things, the early stage of the developing online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce, and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategies, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein and other documents filed with the Securities and Exchange Commission. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

Year 2000 Compliance - Many currently installed computer systems and software products are coded to accept two digit entries in the date code field. These date code fields will need to accept four digit entries to distinguish 21st century dates from 20th century dates. As a result, in less than two years, computer systems and software used by many companies may need to be upgraded to comply with such "Year 2000" requirements. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers and potential customers may be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition, and operating results.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     Not applicable.

                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

     Not applicable

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

     Use of Proceeds

(1) The effective date of the Company's registration statement filed on Form S-1 (No. 333-3844) (the "Registration Statement") for which the following information is being disclosed is June 21, 1996.

(2)  The  Company's   initial  public  offering  pursuant  to  the  Registration
     Statement commenced on June 21, 1996 (the "Offering").

(3)  The Offering did not terminate before any securities were sold.

(4)  (i)    The Offering has terminated.

     (ii) The managing underwriters were Robertson, Stephens & Company, Hambrecht & Quist and Wessels, Arnold & Henderson.

     (iii)  The Offering was for Common Stock of the Company.

     (iv) Pursuant to the Offering, the Company registered and sold 3,360,000 shares of Common Stock with an aggregate offering price of the amount registered and sold of $23,520,000.

     (v) Following are the amount of expenses incurred (a) from the effective date of the Registration Statement to the ending period of the reporting period and (b) for the Company's account in connection with the issuance and distribution of the Common Stock pursuant to the Offering:

                  Underwriting discounts and commissions              $1,646,000
                  Finders' Fees                                             None
                  Expenses paid to or for underwriters                      None
                  Other expenses                                       1,119,000
                                                                      ----------
                          Total expenses                              $2,765,000

            The above expenses constituted direct or indirect payments to others.

     (vi) The net offering proceeds to the Company, after deducting the total expenses above, were $20,755,000.

     (vii) Following are the uses, including amounts, of the net offering proceeds from the effective date of the Registration Statement to the ending period of the reporting period:

             Construction of plant, building
                  and facilities or leasehold improvements            $3,179,000
             Purchases and installation of machinery,
                  and equipment                                        5,343,000
             Purchase of real estate                                        None
             Acquisition of other business(es)                              None
             Repayment of indebtedness                                      None
             Working capital                                          12,233,000
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

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Item       Description
              ----       -----------
              10.1*      Equity Incentive Plan as amended March 11, 1998
              10.2*      Employee Stock Purchase Plan as amended March 11, 1998
              27.1       Financial Data Schedule

* Filed as an exhibit to the Company's Proxy Statement filed on April 16, 1998 and incorporated herein by reference .




                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    BROADVISION, INC


Date: May 15, 1998                   /s/  Pehong Chen
------------------        ---------------------------------------------
                          Pehong Chen
                          President and Chief Executive Officer
                          (Principal Executive Officer)


Date: May 15, 1998              /s/  Randall C. Bolten
------------------        ---------------------------------------------
                          Randall C. Bolten
                          Vice President, Operations and Chief Financial Officer
                          (Principal Financial and Accounting Officer)

                               INDEX TO EXHIBITS



Exhibit
  No.         Description
-------       ------------------------------------------------------

10.1*         Equity Incentive Plan, as amended March 11, 1998

10.2*         Employee Stock Purchase Plan, as amended March 11, 1998

27.1          Financial Data Schedule


* Filed as an exhibit to the Company's Proxy Statement filed on April 16, 1998 and incorporated herein by reference.