Form 10-Q
period 1998-06-30
BROADVISION INC
filed 1998-08-14
CIK 920448

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                       For the Quarter Ended June 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                         Commission File Number 0-28252



                                BROADVISION, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                         94-3184303
--------------------------------------------------------------------------------
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification Number)


 585 Broadway, Redwood City, California                            94063
--------------------------------------------------------------------------------
(Address of principal executive offices)                         (Zip code)


                                 (650) 261-5100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

         As of July 31, 1998 there were 24,240,320 shares of the Registrant's Common Stock issued and outstanding.



--------------------------------------------------------------------------------

                       BROADVISION, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1998

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Statements of Operations -
                      Three and six months ended June 30, 1998 and 1997        3

                  Consolidated Balance Sheets -
                      June 30, 1998 and December 31, 1997                      4

                  Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1998 and 1997                  5

                  Notes to Consolidated Financial Statements                   6

Item 2.       Management's Discussion and Analysis of
                  Financial Condition and Results of Operations                9

Item 3.       Quantitative and Qualitative Disclosure About Market Risk       15



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                               15

Item 2.       Changes in Securities and Use of Proceeds                       15

Item 3.       Defaults upon Senior Securities                                 15

Item 4.       Submission of Matters to a Vote of Security Holders             15

Item 5.       Other Information                                               16

Item 6.       Exhibits and Reports on Form 8-K                                16



SIGNATURES                                                                    16

                                           PART I. FINANCIAL INFORMATION


ITEM 1.  FINANCIAL STATEMENTS


                                        BROADVISION, INC. AND SUBSIDIARIES

                                       CONSOLIDATED STATEMENTS OF OPERATIONS
                                     (In thousands, except per share amounts)



                                                                Three Months Ended                    Six Months Ended
                                                                     June 30,                             June 30,
                                                               1998              1997              1998             1997
                                                             --------          --------          --------          --------
Revenues:
   Software licenses                                         $  8,018          $  4,098          $ 15,297          $  7,246
   Services                                                     3,367             1,929             6,167             4,072
                                                             --------          --------          --------          --------
   Total Revenues                                              11,385             6,027            21,464            11,318

Cost of revenues:
    Cost of software licenses                                     213               425               400               639
    Cost of services                                            2,092             1,001             3,711             2,144
                                                             --------          --------          --------          --------
       Total cost of revenues                                   2,305             1,426             4,111             2,783

          Gross profit                                          9,080             4,601            17,353             8,535

Operating expenses:
    Research and development                                    2,049             1,802             4,083             3,482
    Sales and marketing                                         6,243             4,257            12,104             8,461
    General and administrative                                    760               700             1,585             1,446
                                                             --------          --------          --------          --------
       Total operating expenses                                 9,052             6,759            17,772            13,389

          Operating income (loss)                                  28            (2,158)             (419)           (4,854)

    Interest and other income                                     797               187               915               408
    Interest and other expense                                   (132)             (138)             (302)             (150)
                                                             --------          --------          --------          --------

          Net income (loss)                                  $    693          $ (2,109)         $    194          $ (4,596)
                                                             ========          ========          ========          ========

Basic and diluted earnings (loss) per share                  $   0.03          $  (0.10)         $   0.01          $  (0.23)
                                                             ========          ========          ========          ========
Shares used in computing
   basic earnings (loss) per share                             24,011            20,219            22,244            20,111
                                                             ========          ========          ========          ========
Shares used in computing
   diluted earnings (loss) per share                           26,771            20,219            24,819            20,111
                                                             ========          ========          ========          ========



                            See Accompanying Notes to Consolidated Financial Statements


                                             BROADVISION, INC. AND SUBSIDIARIES

                                                CONSOLIDATED BALANCE SHEETS
                                           (In thousands, except per share data)



                                                                                         June 30, 1998   December 31, 1997
                                                                                             --------        --------
ASSETS
   Cash and cash equivalents                                                                 $ 63,539        $  8,277
   Restricted cash                                                                               --             1,400
   Short-term investments, restricted                                                            --               796
   Accounts receivable, less allowance for doubtful accounts and returns
     of  $532 and $671, for 1998 and 1997, respectively                                         9,844           9,586
   Prepaids and other current assets                                                            1,487             566
                                                                                             --------        --------

         Total current assets                                                                  74,870          20,625

   Property and equipment, net                                                                  7,440           6,467
   Long-term investment, at cost                                                                1,500            --
   Other assets                                                                                 1,222             250
                                                                                             --------        --------

         Total assets                                                                        $ 85,032        $ 27,342
                                                                                             ========        ========


LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable and accrued expenses                                                     $  4,379        $  4,031
   Unearned revenue                                                                               826           1,335
   Deferred maintenance                                                                         3,699           2,552
   Current portion of capital lease obligations                                                   836             773
   Current portion of long-term debt                                                              548             449
                                                                                             --------        --------

         Total current liabilities                                                             10,288           9,140

   Long-term liabilities                                                                        3,794           3,081
                                                                                             --------        --------

         Total liabilities                                                                     14,082          12,221

   Commitments

   Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 5,000 shares
    authorized; none issued and outstanding                                                      --              --
   Common stock, $0.0001 par value; 50,000 shares authorized; 24,148 and
    20,343 shares issued and outstanding for 1998 and 1997, respectively
                                                                                               95,130          40,368
   Deferred compensation                                                                         (732)         (1,605)
   Accumulated deficit                                                                        (23,448)        (23,642)
                                                                                             --------        --------
         Total stockholders' equity                                                            70,950          15,121
                                                                                             --------        --------

         Total liabilities and stockholders' equity                                          $ 85,032        $ 27,342
                                                                                             ========        ========


                            See Accompanying Notes to Consolidated Financial Statements


                                             BROADVISION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                        (In thousands)
                                                                                                 Six Months Ended June 30,
                                                                                                 1998              1997
                                                                                               --------          --------
Cash flows from operating activities:
Net income (loss)                                                                              $    194          $ (4,596)
Adjustments to reconcile net income (loss) to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                                1,316               712
     Amortization of deferred compensation                                                          180               227
     Allowance for doubtful accounts and returns                                                    283               275
     Revenue recognized on noncash transaction                                                   (1,031)             --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                         (541)           (1,856)
       Prepaids and other current assets                                                           (504)             (328)
       Accounts payable and accrued expenses                                                        348              (409)
       Unearned revenue and deferred maintenance                                                    419              (500)
       Other liabilities                                                                            (10)               (4)
                                                                                               --------          --------
         Net cash provided by (used for) operating activities                                       654            (6,479)

Cash flows from investing activities:
   Additions to property and equipment                                                           (2,074)           (1,073)
   Purchase of long-term investment                                                              (1,500)             --
   Other assets                                                                                    (139)              (67)
   Purchase of short-term investments                                                              --              (1,532)
   Maturity of short-term investments                                                               796             2,850
                                                                                               --------          --------
       Net cash provided by (used for) investing activities                                      (2,917)              178

Cash flows from financing activities:
   Net change in restricted cash                                                                  1,400              --
   Proceeds from issuance of common stock                                                        55,455               488
   Proceeds from borrowings, net                                                                  1,095              --
   Capital lease payments                                                                          (425)             (200)
                                                                                               --------          --------
       Net cash provided by financing activities                                                 57,525               288

Net increase (decrease) in cash and cash equivalents                                             55,262            (6,013)
Cash and cash equivalents at beginning of period                                                  8,277            17,608
                                                                                               ========          ========
Cash and cash equivalents at end of period                                                     $ 63,539          $ 11,595
                                                                                               ========          ========

Supplemental disclosures of cash flow information:
   Other current and noncurrent assets acquired in noncash revenue transaction                 $  1,250          $   --
                                                                                               ========          ========
   Unearned revenue and deferred maintenance - noncash revenue transaction                     $    219          $   --
                                                                                               ========          ========

Non-cash investing and financing activities:
   Acquisition of equipment under capital lease                                                $    215          $    178
                                                                                               ========          ========
   Deferred compensation forfeited due to voluntary terminations                               $    693          $   --
                                                                                               ========          ========

                            See Accompanying Notes to Consolidated Financial Statements

                                                       5

                       BROADVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



Note 1.  Organization and Summary of Significant Accounting Policies

Nature of Business - BroadVision, Inc. ("BroadVision" or the "Company") develops, markets and supports fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. These total end to end solutions enable a business to capitalize on the Internet as a unique platform to enhance commerce, provide critical self-service functions or deliver targeted personalized information to customers, suppliers, distributors, employees, or any other constituent of their extended enterprise on a real-time interactive basis.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BroadVision and its wholly owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation.

      The financial results and related information as of June 30, 1998 and for the three and six months ended June 30, 1998 and 1997 are unaudited. The balance sheet at December 31, 1997 has been derived from the audited financial statements at that date but does not reflect all informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the financial statements presented herein include all necessaary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's annual report on Form 10-K and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

Prepaid Royalties - Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of revenue either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Long-term Investment - The Company accounts for nonmarketable equity investments (consisting of less than 20% of an investee's outstanding voting stock) based on the cost method; given the Company does not have the ability to significantly influence the operating and financial policies of the investee. Any impairment in the value of long-term investments, which is other than a temporary decline, is charged to the period in which such loss occurs.

Noncash Transaction - During the quarter ended June 30, 1998, the Company recognized software product revenue, amounting to $1,031,000 or 9% of total revenues, related to a noncash transaction. In this transaction, the Company delivered its software products to a vendor and in return received a negotiated lump sum settlement for internal development rights and future royalty payments to that vendor through 2001. Prior to this transaction, the Company had an existing arrangement with the vendor whereby the Company made royalty payments to the vendor based on a percentage of current product revenues.

Comprehensive Income - Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net income (loss) and comprehensive income (loss) during the three and six month periods ended June 30, 1998 and 1997.

 Net Loss Per Share - The Financial Accounting Standards Board ("FASB") issued SFAS No. 128, Earnings Per Share, which requires the presentation of basic and diluted earnings per share. Earnings per share is calculated by dividing net income applicable to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share is determined solely on common shares, whereas, diluted earnings per share includes common equivalent shares, as determined under the treasury stock method.


         The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented.

                                                                   Three Months Ended               Six Months Ended
                                                                          June 30,                       June 30,
                                                                 ------------------------       ------------------------
(In thousands, except per share amounts)                           1998           1997            1998           1997
                                                                 --------       --------        --------       --------
Net income (loss)                                                $    693       $ (2,109)       $    194       $ (4,596)
                                                                 ========       ========        ========       ========

Weighted average common shares outstanding
 utilized for basic earnings (loss) per share                      24,011         20,219          22,244         20,111

Weighted average common equivalent shares outstanding:
  Employee common stock options                                     2,700           --  [1]        2,502           --  [1]
  Common stock warrants                                                60           --  [1]           73           --  [1]
                                                                 --------       --------        --------       --------

     Total weighted average common and common
      equivalent shares outstanding utilized
      for diluted earnings (loss) per share                        26,771         20,219          24,819         20,111
                                                                 ========       ========        ========       ========

Basic earnings (loss) per share                                  $   0.03       $  (0.10)       $   0.01       $  (0.23)
                                                                 ========       ========        ========       ========

Diluted earnings (loss) per share                                $   0.03       $  (0.10)       $   0.01       $  (0.23)
                                                                 ========       ========        ========       ========

[1] The Company incurred a net loss for the indicated period. Accordingly, common equivalent shares are excluded from the diluted loss per share calculation because they are antidilutive.


New Accounting Pronouncements - The FASB recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The
Company must adopt SFAS No. 133 by January 1, 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

         In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") No. 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP No. 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP No. 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP No. 98-1 to have a material impact on its results of operations.

Note 2.  Selective Balance Sheet Detail

         Property and Equipment consisted of the following (in thousands):

                                                                            June 30,       December 31,
                                                                              1998             1997
                                                                         -----------        ---------
              Furniture and fixtures                                     $       871        $     636
              Computers and software                                           6,874            5,458
              Leasehold improvements                                           3,418            2,780
                                                                         -----------        ---------
                                                                              11,163            8,874
              Less accumulated depreciation and amortization                  (3,723)          (2,407)
                                                                         -----------        ----------
                                                                         $     7,440        $   6,467
                                                                         ===========        =========

         Accrued expenses consisted of the following (in thousands):

                                                                            June 30,       December 31,
                                                                              1998             1997
                                                                         -----------         ----------
              Employee benefits                                          $       601         $      420
              Commissions and bonuses                                          1,309                833
              Directors and officers insurance premiums                         --                   57
              Taxes payable                                                      354                366
              Contractors fees                                                   169                162
              Other                                                              495                330
                                                                         -----------         ----------
                                                                         $     2,928         $    2,168
                                                                         ===========         ==========


Note 3.  Commercial Credit Facilities

         The Company has a revolving line of credit (based on eligible accounts receivable) and a term debt credit facility with its commercial lender that provide for up to $2.3 million and $4.8 million of total borrowings, respectively. As of June 30, 1998, the Company had total borrowings of $3.7 million under its term debt credit facility and outstanding commitments in the form of two standby letters of credit totaling $2.2 million under its revolving line of credit.

         The Company's credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and require the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a minimum debt service coverage ratio upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. As of June 30, 1998 the Company was in compliance with its commercial credit facility covenants.


Note 4.  Common Stock

         During March 1998, the Company completed a successful secondary public stock offering and issued 3,000,000 shares of common stock for net proceeds of approximately $46.6 million. During April 1998, the Company's Underwriters exercised their over-allotment option and the Company issued an additional 455,850 shares of common stock for net proceeds of approximately $7.1 million.

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

                                    OVERVIEW

         BroadVision develops, markets and supports real time interactive fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. These total end to end solutions allow a business to capitalize on the Internet as a unique platform to conduct commerce, provide critical self-service functions, and deliver targeted personalized information to their customers, suppliers, distributors, employees, or any other constituent of their extended enterprise.

         BroadVision's product line provides a competitive advantage for businesses by allowing them to specifically tailor Web site content to the personalized needs and interests of individual visitors on a real-time interactive basis. The BroadVision One-To-One applications accomplish this by capturing Web site visitor profiles, dynamically organizing enterprise information, targeting content to each individual visitor based on easily constructed business rules, and by providing the means to facilitate the execution of secure transactions. The Company believes the competitive advantages of these applications include, among other things, enhanced customer satisfaction and loyalty, increased business volumes, lower costs to service customers and execute transactions, as well as significantly enhanced employee productivity.

         The Company's core product, the BroadVision One-To-One Application System, was first made commercially available in December 1995. The Company's latest commercially available version, Version 3.0, was released during the fourth quarter of 1997 and supports five languages (English, German, Japanese, Chinese, and Korean) and four major client/server databases (Oracle, Sybase, Informix, and Microsoft SQL Server). During the quarter ended June 30, 1997, the Company released a beta version of its next generation of software, Version 4.0 of the BroadVision One-To-One Application System, which is anticipated to be available for general release later in 1998. A complementary family of three packaged application products based on the BroadVision One-To-One Application System-- One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge --were first made commercial available in 1997. The WebApp products are built upon and tightly integrated with the Company's core technology and provide specifically enhanced functionality for the distinct customer requirements involved in managing one-to-one relationships within product merchandising, financial services, and knowledge management.

         The Company sells its products and services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners. To date the Company has achieved good market acceptance for its products. However, the Company has a relatively limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company within its early stages of development. Some of the risks and uncertainties associated with the Company's stage of development relate to the new and rapidly evolving markets in which it operates. These related market risks include, among other things, the early stage of development for online commerce, the dependence of online commerce on the continued development of the Internet and its related infrastructure, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to continue to, among other things, successfully implement its marketing strategies, respond to competitive developments, develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth herein under the caption "Factors Affecting Quarterly Operating Results"; and in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein, and other documents filed with the Securities and Exchange Commission.

                              RESULTS OF OPERATIONS
Revenues

         The Company's revenues are derived from software license fees and fees charged for its services. The Company recognizes software license revenues when a non-cancelable license agreement has been signed, the software product has been shipped, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues allocated to software license fees, in general, are recognized upon consummation of the sale and the portion allocated to maintenance and support is recognized over the contracted period, which is typically one year. Professional services revenues, in general, are recognized as services are performed.

         Total Company  revenues  increased 89% during the current quarter ended
June 30, 1998 to $11.4 million as compared to $6.0 million for the quarter ended
June 30, 1997. For the six months ended June 30, 1998, total Company revenues increased 90% to $21.5 million as compared to $11.3 million for the comparable period during 1997. A summary of the Company's revenues by geographic region is as follows:

(In thousands)                      Software        %           Services        %            Total         %
                                 -------------------------   --------------- ---------  ---------------- ------
Quarter Ended:

June 30, 1998

   North America                   $     3,391     42 %       $     2,362      70 %      $     5,753     51 %
   Europe                                3,478     43                 547      16              4,025     35
   Asia/Pacific                          1,149     15                 458      14              1,607     14
----------------------------------------------------------------------------------------------------------------
         Total                     $     8,018    100 %       $     3,367     100 %      $    11,385    100 %
================================================================================================================

June 30, 1997

   North America                   $     1,147     28 %       $     1,060      55 %      $     2,207     37 %
   Europe                                2,395     58                 459      24              2,854     47
   Asia/Pacific                            556     14                 410      21                966     16
----------------------------------------------------------------------------------------------------------------
         Total                     $     4,098    100 %       $     1,929     100 %      $     6,027    100 %
================================================================================================================

Six Months Ended:

June 30, 1998

   North America                   $     7,501     49 %       $     4,314      70 %      $    11,815     55 %
   Europe                                5,731     37               1,073      17              6,804     32
   Asia/Pacific                          2,065     14                 780      13              2,845     13
----------------------------------------------------------------------------------------------------------------
         Total                     $    15,297    100 %       $     6,167     100 %      $    21,464    100 %
================================================================================================================

June 30, 1997

   North America                   $     2,593     36 %       $     1,988      49 %      $     4,581     41 %
   Europe                                3,654     50                 794      19              4,448     39
   Asia/Pacific                            999     14               1,290      32              2,289     20
----------------------------------------------------------------------------------------------------------------
         Total                     $     7,246    100 %       $     4,072     100 %      $    11,318    100 %
================================================================================================================

         Software product license revenues increased 96% during the current quarter ended June 30, 1998 to $8.0 million as compared to $4.1 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, license revenues increased 111% to $15.3 million as compared to $7.2 million for the comparable period during 1997. The increases in software license revenues are principally a result of continued strong market acceptance for the Company's core technology, BroadVision One-To-One, and its three complementary WebApp packaged solutions, BroadVision One-To-One Commerce, BroadVision One-To-One Financial, and BroadVision One-To-One Knowledge. WebApps were first introduced in 1997 and have become an integral part of the total application solutions purchased by customers. During the six months ended June 30, 1998, the Company licensed approximately 56 new customers (including system integration / distributor partners) which compares to approximately 50 during the six months ended June 30, 1997 and approximately 104 for the full fiscal year ended December 31, 1997. During the quarter ended June 30, 1998, the company released a beta version of its next generation of software, BroadVision One-To-One 4.0, which is anticipated to be available for general release later in 1998.

         During the quarter ended June 30, 1998, the Company recognized software product revenue, amounting to $1,031,000 or 9% of total revenues, related to a noncash transaction. In this transaction, the Company delivered its software products to a vendor and in return received a negotiated lump sum settlement for internal development rights and future royalty payments to that vendor through 2001. Prior to this transaction, the Company had an existing arrangement with the vendor whereby the Company made royalty payments to the vendor based on a percentage of current product revenues.

         Total services revenues increased 75% during the current quarter ended June 30, 1998 to $3.4 million as compared to $1.9 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, services revenues increased 51% to $6.2 million as compared to $4.1 million for the comparable period during 1997. Services revenues consist primarily of professional services and maintenance. The Company's professional services include application design and implementation of BroadVision One-To-One technology, project management, custom development of application objects and templates, and product education and training. Professional services are generally offered on a time and materials basis. Maintenance revenue is generally derived from annual service agreements and is recognized ratably over the period of the agreement, typically one year. Maintenance fees are based on a percentage of list price for the related software.

         Professional services revenues increased 52% during the current quarter ended June 30, 1998 to $2.3 million as compared to $1.5 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, professional services revenues increased 32% to $4.3 million as compared to $3.3 million for the comparable period during 1997. Professional services revenues as a percentage of total services revenues were 67% and 77% during the first quarters of 1998 and 1997, respectively, and were 69% and 80% during the six months ended June 30, 1998 and 1997, respectively. Professional services revenues increased in absolute dollar terms as a result of higher business volumes evidenced by the increase in license revenues. In relative terms, professional services revenues as a percentage of total services revenues declined as a result of the Company leveraging its professional services. The Company has pursued a strategy of utilizing partners in order to maximize deployments. This allows the Company to achieve higher volumes without corresponding increases in its services organization. As the Company's strategy of developing business alliances with third parties continues to expand and the Company's licensed customer base of maintenance contracts grows, professional services revenues as a percentage of total services revenues may continue to decline.

         Maintenance revenues increased 152% during the current quarter ended June 30, 1998 to $1.1 million as compared to $400,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, maintenance revenues increased 129% to $1.9 million as compared to $800,000 for the comparable period during 1997. Maintenance revenues as a percentage of total services revenues were 33% and 23% during the quarters ended June 30, 1998 and 1997, respectively and were 31% and 20% during the six months ended June 30, 1998 and 1997, respectively. The increases in maintenance revenues are a result of expanding software sales and a larger installed base of software licenses. As of June 30, 1998, the Company had licensed its products to over 205 customers. This compares with over 150 customers as of December 31, 1997, and over 95 customers as of June 30, 1997. As the Company's installed license base grows, its maintenance revenues as a percentage of total services revenues may continue to increase.

Cost of Revenues
                                      Three Months Ended June 30,                 Six Months Ended June 30,
                              ------------------------------------------  -----------------------------------------
(in thousands)                   1998        %        1997        %          1998        %        1997        %
--------------                -------------------- ---------------------  -------------------- --------------------
Cost of software licenses[1]   $     213     3%     $     425   10%        $     400     3%     $     639    9%
Cost of services[2]                2,092    62          1,001   52             3,711    60          2,144   53
                              ------------         ------------           ------------         ------------

Total cost of revenues[3]      $   2,305    20      $   1,426   24         $   4,111    19      $   2,783   25
                              ============         ============           ============         ============

[1] - Percentage is calculated  based on total software  license  revenues for the period indicated
[2] - Percentage is calculated based on total services revenues for the period indicated
[3] - Percentage is calculated based on total revenues for the period indicated

         Cost of software licenses includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs.

         Cost of software licenses decreased 50% during the current quarter ended June 30, 1998 to $213,000 as compared to $425,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, cost of software licenses decreased 37% to $400,000 as compared to $639,000 for the comparable period during 1997. Cost of software licenses decreased in both absolute dollar and relative percentage terms during 1998 as compared to 1997 due to lesser commissioned agent sales and a higher Company generated sales during the current period as compared to the comparable prior year period.

         Cost  of  services  consists  primarily  of   employee-related   costs,
third-party consultant fees incurred on consulting projects, post-contract customer support, and instructional training services.

         Cost of services increased 109% during the current quarter ended June 30, 1998 to $2.1 million as compared to $1.0 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, cost of services increased 73% to $3.7 million as compared to $2.1 million for the comparable period during 1997. Cost of services increased in absolute dollar terms during 1998 as compared to 1997 as a result of expanded business volumes, as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting arrangements. The increase in cost of services as a percentage of services revenues is a result of higher utilization of outside consultants in relation to the extent previously utilized during the prior periods. The Company expects that services costs will continue to increase in absolute dollars as the Company continues to expand its services organization to support higher business volumes.


Operating Expenses

                                      Three Months Ended June 30,                 Six Months Ended June 30,
                                ----------------------------------------    ---------------------------------------
(in thousands)                   1998      %[1]       1997      %[1]         1998      %[1]       1997      %[1]
--------------                -------------------- ---------------------  -------------------- --------------------
Research and Development      $ 2,049        18%   $ 1,802        30%     $ 4,083        19%   $    3,482     31%
Sales and Marketing             6,243        55      4,257        71       12,104        56         8,461     75
General and Administrative        760         7        700        11        1,585         8         1,446     12
                              -------------------- ---------------------  -------------------- --------------------
Total Operating Expenses      $ 9,052        80%   $ 6,759       112%     $ 17,772       83%   $ 13,389      118%
                              ==================== =====================  ==================== ====================

[1] - Expressed as a percent of total revenues for the period indicated

         Research and development expenses consist primarily of salaries, employee-related benefit costs, and consulting fees incurred in association with the development of the Company's products.

         Research and development expenses increased 14% during the current quarter ended June 30, 1998 to $2.0 million as compared to $1.8 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, research and development expenses increased 17% to $4.1 as compared to $3.5 million for the comparable period during 1997. The increases in absolute dollars are primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of the Company's next generation of products. Research and development expenses, as a percent of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company anticipates that research and development expenses will continue to increase in absolute dollars terms. Development costs incurred for the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established, at which time such costs are capitalized, subject to recoverability. As of June 30, 1998, no such software development costs had been capitalized because the costs incurred between the time a working model is established and the time new software products are available for general release have been insignificant.

         Sales  and   marketing   expenses   consist   primarily   of  salaries,
employee-related benefit costs, commissions and other incentive compensation, travel and entertainment, and marketing program related expenditures such as collateral materials, trade shows, public relations, and creative services.

         Sales and marketing expenses increased 47% during the current quarter ended June 30, 1998 to $6.2 million as compared to $4.3 million for the quarter ended June 30, 1997. For the six months ended June 30, 1998, sales and marketing expenses increased 43% to $12.1 million as compared to $8.5 million for the comparable period during 1997. The overall increases in absolute dollars in sales and marketing expenditures reflect the cost of hiring additional sales and marketing personnel, developing and expanding its sales distribution channels, and expanding promotional activities and marketing related programs. Sales and marketing expenses, as a percent of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company intends to continue to expand its direct sales and marketing efforts and expects that sales and marketing expenses will continue to increase in absolute dollar terms.

         General and administrative expenses consist primarily of salaries, employee-related benefit costs, and professional service fees.

         General and administrative expenses increased 9% during the current quarter ended June 30, 1998 to $760,000 as compared to $700,000 for the quarter ended June 30, 1997. For the six months ended June 30, 1998, general and administrative expenses increased 10% to $1.6 million as compared to $1.4 million for the comparable period during 1997. The increases in absolute dollars in general and administrative expenses are attributable to additional administrative and management personnel, higher professional fees associated with legal and accounting matters on nonstandard transactions, and additional infrastructure to support the expansion of the Company's operations. General and administrative expenses, as a percent of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects to continue to add administrative staff to support broadened operations. As a result, the Company expects that general and administrative expenses will continue to increase in absolute dollar terms.

         The Company recorded deferred compensation relating to the difference between the exercise price and the deemed fair value of the Company's Common Stock with regards to shares issueable upon exercise of options granted prior to its initial public stock offering in June of 1996. As of June 30, 1998 the Company had total deferred compensation of $732,000, which is being amortized to cost of services, research and development, selling and marketing, and general and administrative expenses over the vesting periods of the respective options, generally 60 months. Deferred compensation expense for the quarters ended June 30, 1998 and 1997 was $88,000 and $117,000, respectively; and for the six months ended June 30, 1998 and 1997 it was $180,000 and $227,000, respectively. During the quarter ended June 30, 1998, the Company reversed $693,000 of unamortized deferred compensation through a debit to common stock related to unexercised stock options forfeited by employees due to voluntary terminations.


                         LIQUIDITY AND CAPITAL RESOURCES

         As of June 30, 1998, the Company had $63.5 million of cash and cash equivalents as compared to $10.4 million of cash, cash equivalents, restricted cash and short-term investments as of December 31, 1997, which represents an increase of $53.1 million. The increase in cash and cash equivalents was principally attributable to proceeds from the issuance of common stock. During March 1998, the Company issued 3,000,000 shares of common stock in connection with a secondary public stock offering that netted the Company total proceeds of approximately $46.6 million. During April 1998, the Underwriters for the Company's secondary stock offering exercised their over-allotment option and the Company issued an additional 455,850 shares of common stock for net proceeds of approximately $7.1 million. During the six months ended June 30, 1998, the Company used approximately $2.1 million for capital expenditures, approximately $1.5 million for the purchase of an equity investment in a partner; and raised approximately $55.5 million from the issuance of common stock, approximately $3.1 million from additional borrowings, maturity of investments or cash that became unrestricted, and approximately $700,000 was provided by operating activities. The Company currently has no significant capital commitments other than its obligations under equipment and operating leases, commitments of $2.2 million relating to standby letters of credit, and $3.7 million of outstanding term debt. The Company has a commercial credit facility that provides for up to total borrowings of $7.1 million ($1.2 million of available credit as of June 30, 1998).

         The Company believes that its available cash resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for more than the next 12 months.

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

     Significant fluctuations in future quarterly operating results that may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, the length of the Company's sales cycle, market acceptance of new products, the pace of development of the market for online commerce, the mix of the Company's products sold, the size and timing of significant orders and the timing of customer production or deployment, demand for the Company's products, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of maintenance agreements, product life cycles, software defects and other product quality problems, changes in strategy, changes in key personnel, the extent of international expansion, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. As with many software companies, the Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. In addition, the Company intends, in the near term, to increase significantly its personnel, including its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock. The Company anticipates that its operating expenses will continue to be substantial in relation to total revenues as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. In addition, the Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will be able to sustain its revenue growth or profitability. The Company's limited operating history also requires that its prospects be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stages of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. These related market risks include, among other things, the early stage of the developing online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce, and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategies, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein and other documents filed with the Securities and Exchange Commission. It is also likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock.

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

         The Company utilizes various financial and managerial information systems within its operations in the United States, Europe and Asia which the Company believes to be Year 2000 compliant. Presently, the Company is analyzing its information system requirements in relation to its business operating goals and strategic objectives and, as part of its normal course of business, expects to implement new company-wide systems in the foreseeable future which would be Year 2000 compliant. The Company is also analyzing its other systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. Management has not yet determined the cost, if any, related to achieving complete Year 2000 compliance.

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

     Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of  Stockholders  of the Company was held on May 11,
         1998.

(b) Pehong Chen, David L. Anderson, Yogen K Dalal, Koh Boon Hwee and Carl Pascarella were elected as directors.

(c) The matters voted upon and the voting of the stockholders with respect thereto are as follows:

         (i) The election of Pehong Chen, David L. Anderson, Yogen K Dalal, Koh Boon Hwee and Carl Pascarella as directors:
                  For:         18,039,411                Withheld:         3,376

         (ii) To approve the Company's Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 975,000:

                  For:         15,225,994                Against:      2,814,243
                  Abstain:          2,500                Broker Non-Vote:     50

         (iii) To approve the Company's Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 200,000:

                  For:         17,959,674                Against:         36,380
                  Abstain:          1,789                Broker Non-Vote: 44,944

         (iv)     To  ratify  the   selection   of  KPMG  Peat  Marwick  LLP  as
                  independent auditors of the Company for the fiscal year ending December 31, 1998:

                  For:         18,040,737                Against:          2,050

ITEM 5.  OTHER INFORMATION

         Pursuant to the Company's bylaws, stockholders who wish to bring matters or propose nominees for director at the Company's 1999 annual meeting of stockholders must provide specified information to the Company between 60 to 90 days prior to the first anniversary of the 1998 annual meeting (unless such matters are included in the Company's proxy statement pursuant to Rule 14a-8 under the Securities Exchange Act of 1934, as amended).


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)      Exhibits

              Item             Description
              ----             -----------
              27               Financial Data Schedule




                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          BROADVISION, INC


Date:   August 13, 1998                          /s/  Pehong Chen
      -----------------------------              -------------------------------------------------------
                                                 Pehong Chen
                                                 President and Chief Executive Officer
                                                 (Principal Executive Officer)


Date:   August 13, 1998                          /s/  Randall C. Bolten
      -----------------------------              -------------------------------------------------------
                                                 Randall C. Bolten
                                                 Vice President, Operations and Chief Financial Officer
                                                 (Principal Financial and Accounting Officer)


                                INDEX TO EXHIBITS



Exhibit
  No.         Description
  ---         -----------
27            Financial Data Schedule