Form 10-Q
period 1998-09-30
BROADVISION INC
filed 1998-11-13
CIK 920448

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Quarter Ended September 30, 1998

                                       or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28252


                                BROADVISION, INC.
             (Exact name of registrant as specified in its charter)


          Delaware                                             94-3184303
(State or other jurisdiction of                              (I.R.S. Employer
incorporation or organization)                            Identification Number)


 585 Broadway, Redwood City, California                           94063
(Address of principal executive offices)                        (Zip code)


                                 (650) 261-5100
              (Registrant's telephone number, including area code)


     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES _X_ NO ___

     As of October 31, 1998 there were 24,566,393 shares of the Registrant's Common Stock issued and outstanding.

================================================================================

                       BROADVISION, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                        QUARTER ENDED SEPTEMBER 30, 1998

                                TABLE OF CONTENTS


                                                                        Page No.
                                                                        --------

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements


            Consolidated Balance Sheets -
              September 30, 1998 and December 31, 1997                      3
            Consolidated Statements of Operations -
              Three and nine months ended September 30, 1998 and 1997       4
            Consolidated Statements of Cash Flows -
              Nine months ended September 30, 1998 and 1997                 5

            Notes to Consolidated Financial Statements                      6

Item 2.  Management's Discussion and Analysis of
           Financial Condition and Results of Operations                   10

Item 3.  Quantitative and Qualitative Disclosures About Market Risk        17



PART II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                 18

Item 2.  Changes in Securities and Use of Proceeds                         18

Item 3.  Defaults upon Senior Securities                                   18

Item 4.  Submission of Matters to a Vote of Security Holders               18

Item 5.  Other Information                                                 18

Item 6.  Exhibits and Reports on Form 8-K                                  18

SIGNATURES                                                                 18

                                                    PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                                                 BROADVISION, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)

                                                                                                    September 30,       December 31,
                                                                                                         1998                1997
                                                                                                       --------            --------
ASSETS

   Cash and cash equivalents                                                                           $ 61,914            $  8,277
   Restricted cash                                                                                         --                 1,400
   Short-term investments, restricted                                                                      --                   796
   Accounts receivable, less allowance for doubtful accounts and returns
     of $628 and $671, for 1998 and 1997, respectively                                                   11,625               9,586
   Prepaids and other                                                                                     1,876                 566
                                                                                                       --------            --------
         Total current assets                                                                            75,415              20,625

   Property and equipment, net                                                                            7,572               6,467
   Long-term investments, at cost                                                                         5,525                --
   Prepaids and other                                                                                     1,161                 250
                                                                                                       --------            --------
         Total assets                                                                                  $ 89,673            $ 27,342
                                                                                                       ========            ========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                                    $  1,812            $  1,863
   Accrued expenses                                                                                       3,237               2,168
   Unearned revenue                                                                                       2,182               1,335
   Deferred maintenance                                                                                   4,300               2,552
   Current portion of capital lease obligations                                                             844                 773
   Current portion of long-term debt                                                                        548                 449
                                                                                                       --------            --------
         Total current liabilities                                                                       12,923               9,140

   Capital lease obligations                                                                                346                 803
   Long-term debt                                                                                         3,061               2,202
   Other                                                                                                     58                  76
                                                                                                       --------            --------
         Total liabilities                                                                               16,388              12,221

   Commitments

   Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 5,000 shares
    authorized; none issued and outstanding                                                                --                  --
   Common stock, $0.0001 par value; 50,000 shares authorized; 24,334 and
    20,343 shares issued and outstanding for 1998 and 1997, respectively
                                                                                                              2                   2
   Additional paid-in capital                                                                            95,620              40,366
   Deferred compensation                                                                                   (643)             (1,605)
   Accumulated deficit                                                                                  (21,694)            (23,642)
                                                                                                       --------            --------
         Total stockholders' equity                                                                      73,285              15,121
                                                                                                       --------            --------
         Total liabilities and stockholders' equity                                                    $ 89,673            $ 27,342
                                                                                                       ========            ========

                                     See Accompanying Notes to Consolidated Financial Statements

                                                 BROADVISION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF OPERATIONS
                                              (In thousands, except per share amounts)

                                                                      Three Months Ended                    Nine Months Ended
                                                                         September 30,                         September 30,
                                                                    1998               1997               1998               1997
                                                                  --------           --------           --------           --------
Revenues:
   Software licenses                                              $  9,158           $  5,513           $ 24,455           $ 12,759
   Services                                                          4,273              1,641             10,439              5,713
                                                                  --------           --------           --------           --------
       Total revenues                                               13,431              7,154             34,894             18,472

Cost of revenues:
    Cost of software licenses                                          237                460                637              1,099
    Cost of services                                                 2,553              1,010              6,264              3,154
                                                                  --------           --------           --------           --------
       Total cost of revenues                                        2,790              1,470              6,901              4,253
                                                                  --------           --------           --------           --------
          Gross profit                                              10,641              5,684             27,993             14,219

Operating expenses:
    Research and development                                         2,394              2,113              6,476              5,595
    Sales and marketing                                              6,285              4,630             18,389             13,091
    General and administrative                                         977                763              2,562              2,209
                                                                  --------           --------           --------           --------
       Total operating expenses                                      9,656              7,506             27,427             20,895
                                                                  --------           --------           --------           --------
          Operating income (loss)                                      985             (1,822)               566             (6,676)

    Interest and other income                                          837                133              1,751                541
    Interest and other expense                                         (68)                (2)              (369)              (152)
                                                                  --------           --------           --------           --------
          Net income (loss)                                       $  1,754           $ (1,691)          $  1,948           $ (6,287)
                                                                  ========           ========           ========           ========

Basic and diluted
  earnings (loss) per share                                       $   0.07           $  (0.08)          $   0.08           $  (0.31)
                                                                  ========           ========           ========           ========

Shares used in computing
   basic earnings (loss) per share                                  24,264             20,284             22,924             20,169
                                                                  ========           ========           ========           ========
Shares used in computing
   diluted earnings (loss) per share                                26,722             20,284             25,214             20,169
                                                                  ========           ========           ========           ========

                                     See Accompanying Notes to Consolidated Financial Statements

                                                 BROADVISION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)

                                                                                                            Nine Months Ended
                                                                                                              September 30,
                                                                                                          1998               1997
                                                                                                        --------           --------
Cash flows from operating activities:
Net income (loss)                                                                                       $  1,948           $ (6,287)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
     Depreciation and amortization                                                                         2,074              1,148
     Amortization of deferred compensation                                                                   269                331
     Allowance for doubtful accounts and returns                                                             403                345
     Revenue resulting from nonmonetary transactions                                                      (2,917)              --
     Amortization of prepaid royalties                                                                       167               --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                                (2,442)            (4,084)
       Prepaids and other                                                                                   (995)              (281)
       Accounts payable and accrued expenses                                                               1,018               (266)
       Unearned revenue and deferred maintenance                                                             237               (301)
                                                                                                        --------           --------
         Net cash used for operating activities                                                             (238)            (9,395)

Cash flows from investing activities:
   Additions to property and equipment                                                                    (2,932)            (2,004)
   Purchase of long-term investment                                                                       (1,500)              --
   Other assets                                                                                             (161)              --
   Purchase of short-term investments                                                                       --               (1,532)
   Maturity of short-term investments                                                                        796              3,644
                                                                                                        --------           --------
         Net cash provided by (used for) investing activities                                             (3,797)               108

Cash flows from financing activities:
   Net change in restricted cash                                                                           1,400               --
   Proceeds from issuance of common stock                                                                 55,947                730
   Proceeds from borrowings, net                                                                             958                238
   Capital lease payments                                                                                   (633)              (288)
                                                                                                        --------           --------
         Net cash provided by financing activities                                                        57,672                680

Net increase (decrease) in cash and cash equivalents                                                      53,637             (8,607)
Cash and cash equivalents at beginning of period                                                           8,277             17,608
                                                                                                        --------           --------
Cash and cash equivalents at end of period                                                              $ 61,914           $  9,001
                                                                                                        ========           ========


Supplemental disclosures of cash flow information:
   Prepaids and investment acquired in nonmonetary transactions                                         $  5,275           $   --
                                                                                                        ========           ========
   Unearned revenue and deferred maintenance from nonmonetary transactions                              $  2,358           $   --
                                                                                                        ========           ========
   Cash paid for interest                                                                               $    294           $     82
                                                                                                        ========           ========

Non-cash investing and financing activities:
   Equipment acquired under capital leases                                                              $    247           $    178
                                                                                                        ========           ========
   Deferred compensation forfeited due to voluntary terminations                                        $    693           $   --
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

                                     See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Note 1.  Organization and Summary of Significant Accounting Policies

Nature of Business - BroadVision, Inc. ("BroadVision" or the "Company") develops, markets and supports fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. These total end-to-end solutions enable a business to capitalize on the Internet as a unique platform, which empowers businesses to enhance commerce, provide critical self-service functions or deliver targeted personalized information to customers, suppliers, distributors, employees, or any other constituent of their extended enterprise on a real-time interactive basis.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BroadVision and its wholly owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of September 30, 1998, and for the three and nine months ended September 30, 1998, and 1997 are unaudited. The balance sheet at December 31, 1997, has been derived from the audited financial statements at that date but does not necessarily reflect all informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying financial statements should be read in conjunction with the financial statements and notes thereto included with the Company's annual report on Form 10-K and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

Prepaid Royalties - Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of revenue either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Long-term Investments - The Company accounts for nonmarketable equity investments (consisting of less than 20% of an investee's outstanding voting stock) based on the cost method; given the Company does not have the ability to significantly influence the operating and financial policies of the investee. Any impairment in value, which is other than a temporary decline, is charged to the period in which such loss occurs.

Non-monetary Transactions - During the quarter ended June 30, 1998, the Company renegotiated an existing royalty arrangement with a vendor. Concurrently, the Company sold this vendor an end-use software license totaling $1,250,000, inclusive of maintenance and support. As a result of the renegotiation, the Company paid the vendor a fixed fee of $1,250,000 for royalties through 2001 and certain internal development rights through 1999. Previously the Company had an existing arrangement with this vendor whereby the Company made quarterly royalty payments based on a percentage of product revenues. The sale to this vendor resulted in software license revenues of approximately $1,031,000 during the quarter ended June 30, 1998.

     On July 22, 1998, the Company finalized a strategic alliance with Security First Technologies (S1), a publicly traded company. In conjunction with the strategic alliance, the Company received restricted shares of S1 common stock with a fair value of approximately $4,025,000 and, in return, licensed software to S1 for S1's internal use in its data centers, entered into a license and joint development agreement with S1 involving the integration of S1's suite of Internet-based products and BroadVision's One-to-One Financial (combined solution), entered into a reseller agreement with S1 allowing S1 to resell the combined solution to its customers, and entered into a joint marketing agreement for the marketing of products to the financial services industry. During the quarter ended September 30, 1998, the Company recognized license revenue of approximately $1,886,000 or 14% of total revenue for the quarter ended September 30, 1998 related to the licensing of software to S1 for internal use. In conjunction with the agreement with S1, the Company recorded deferred revenue of approximately $2,139,000, which includes maintenance obligations to be recognized ratably over three years, license revenues and joint development costs to be recognized as the joint development services are provided, and training to be recognized as the services are performed. In addition, subsequent to September 30, 1998, the Company issued 123,000 shares of common stock with a value of $1,322,000 in exchange for 129,700 shares of common stock of S1.

Comprehensive Income - Effective January 1, 1998, the Company adopted the provisions of Statement of Financial Accounting Standards ("SFAS") No. 130, Reporting of Comprehensive Income. Comprehensive income includes all changes in equity during a period except those resulting from the issuance of shares of stock and distributions to stockholders. There were no material differences between net income (loss) and comprehensive income (loss) during the three and nine month periods ended September 30, 1998 and 1997.

Net Loss Per Share - SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share are calculated by dividing net income applicable to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares, whereas, diluted earnings per share includes common equivalent shares, as determined under the treasury stock method.

     The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented.

                                                                        Three Months Ended                 Nine Months Ended
                                                                           September 30,                      September 30,
                                                                     -------------------------          -------------------------
(In thousands, except per share amounts)                               1998             1997              1998             1997
                                                                     --------         --------          --------         --------
Net income (loss)                                                    $  1,754         $ (1,691)         $  1,948         $ (6,287)
                                                                     ========         ========          ========         ========

Weighted average common shares outstanding
 utilized for basic earnings (loss) per share                          24,264           20,284            22,924           20,169

Weighted average common equivalent shares
  outstanding:
  Employee common stock options                                         2,436             --  [1]          2,272            --   [1]
  Common stock warrant                                                     22             --  [1]             18            --   [1]
                                                                     --------         --------          --------         --------

  Total weighted average common and common
    equivalent shares outstanding utilized for
    diluted earnings (loss) per share                                  26,722           20,284            25,214           20,169
                                                                     ========         ========          ========         ========

Basic earnings (loss) per share                                      $   0.07         $  (0.08)         $   0.08         $  (0.31)
                                                                     ========         ========          ========         ========

Diluted earnings (loss) per share                                    $   0.07         $  (0.08)         $   0.08         $  (0.31)
                                                                     ========         ========          ========         ========

[1] The Company incurred a net loss for the indicated period. Accordingly, common equivalent shares are excluded from the diluted loss per share calculation because they are antidilutive.

New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company has not determined the impact that SFAS No. 133 will have on its financial statements.

     In March 1998, the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for financial statements issued for fiscal years beginning after December 15, 1998. The Company does not expect the adoption of SOP 98-1 to have a material impact on its results of operations.


Note 2.  Selective Balance Sheet Detail

     Property and Equipment consisted of the following (in thousands):

                                                    September 30,   December 31,
                                                        1998             1997
                                                      --------        --------
     Furniture and fixtures                           $    963        $    636
     Computers and software                              7,615           5,458
     Leasehold improvements                              3,475           2,780
                                                      --------        --------
                                                        12,053           8,874
     Less accumulated depreciation and amortization     (4,481)         (2,407)
                                                      --------        --------
                                                      $  7,572        $  6,467
                                                      ========        ========


      Accrued expenses consisted of the following (in thousands):

                                                    September 30,   December 31,
                                                        1998             1997
                                                      --------        --------

     Employee benefits                                $    589        $    420
     Commissions and bonuses                             1,364             833
     Taxes payable                                         446             366
     Contractors fees                                      180             162
     Other                                                 658             387
                                                      --------        --------
                                                      $  3,237        $  2,168
                                                      ========        ========


Note 3.  Commercial Credit Facilities

     As of September 30, 1998, the Company has a credit facility with a commercial lender which includes outstanding borrowings of $3.6 million under a note payable, an available term debt credit facility of $1.0 million and a revolving line of credit that provides for up to $2.3 million of total borrowings (based on eligible accounts receivable). As of September 30, 1998, the Company has outstanding commitments totaling $2.2 million in the form of standby letters of credit under its revolving line of credit.

     The Company's credit facilities include covenants that impose certain restrictions on the payment of dividends and other distributions and require the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a minimum debt service coverage ratio upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. As of September 30, 1998 the Company was in compliance with its commercial credit facility covenants.

Note 4.  Common Stock

     In March 1998, the Company completed a successful secondary public stock offering and issued 3,000,000 shares of common stock for net proceeds of approximately $46.6 million. In April 1998, the Company's Underwriters exercised their over-allotment option and the Company issued an additional 455,850 shares of common stock for net proceeds of approximately $7.1 million.

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


OVERVIEW

     BroadVision develops, markets and supports real time interactive fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. These total end-to-end solutions allow a business to capitalize on the Internet as a unique platform, which empowers businesses to enhance commerce, provide critical self-service functions, and deliver targeted personalized information to their customers, suppliers, distributors, employees, or any other constituent of their extended enterprise.

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

     The Company's core product, the BroadVision One-To-One Application System, was first made commercially available in December 1995. The Company's latest commercially available version, Version 4.0, was made available for general release on September 30, 1998 and supports five languages (English, German, Japanese, Chinese, and Korean) and four major client server databases (Oracle, Sybase, Informix, and Microsoft SQL Server). A complementary family of three packaged application products based on the BroadVision One-To-One Application System, One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge were first made commercial available in 1997. The WebApp products are built upon and tightly integrated with the Company's core technology and provide specifically enhanced functionality for the distinct customer requirements involved in managing one-to-one relationships within product merchandising, financial services, and knowledge management.

     The Company sells its products and services worldwide through direct sales forces, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners.

     To date the Company has achieved good market acceptance for its products. However, the Company has a relatively limited operating history, and its prospects must be evaluated in light of the risks and uncertainties frequently encountered by a company within its early stages of development. Some of the risks and uncertainties associated with the Company's stage of development relate to the new and rapidly evolving markets in which it operates. These related market risks include, among other things, the early stage of development for online commerce, the dependence of online commerce on the continued development of the Internet and its related infrastructure, the uncertainty of widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to continue to, among other things, successfully implement its marketing strategies, respond to competitive developments, develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth herein under the caption "Factors Affecting Quarterly Operating Results"; in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein; and in other documents filed with the Securities and Exchange Commission.

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

     Total  Company  revenues  increased  88% during the current  quarter  ended
September 30, 1998 to $13.4 million as compared to $7.2 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, total
Company revenues increased 89% to $34.9 million as compared to $18.5 million for the comparable period during 1997. A summary of the Company's revenues by geographic region is as follows:

(In thousands)                    Software          %          Services          %             Total           %
                               --------------   ---------   -------------   ----------    --------------  -----------
Quarter Ended:

September 30, 1998

   North America                $      4,777         52%      $     3,013           71%     $     7,790           58%
   Europe                              3,897         43               771           18            4,668           35
   Asia/Pacific                          484          5               489           11              973            7
----------------------------------------------------------------------------------------------------------------------
         Total                  $      9,158        100%      $     4,273          100%     $    13,431          100%
======================================================================================================================

September 30, 1997

   North America                $      2,628         48%      $       721           44%     $     3,349           47%
   Europe                              2,584         47               662           40            3,246           45
   Asia/Pacific                          301          5               258           16              559            8
----------------------------------------------------------------------------------------------------------------------
         Total                  $      5,513        100%      $     1,641          100%     $     7,154          100%
======================================================================================================================

Nine Months Ended:

September 30, 1998

   North America                $     12,278         50%      $     7,327           70%     $    19,605           56%
   Europe                              9,628         39             1,843           18           11,471           33
   Asia/Pacific                        2,549         11             1,269           12            3,818           11
----------------------------------------------------------------------------------------------------------------------
         Total                  $     24,455        100%      $    10,439          100%     $    34,894          100%
======================================================================================================================

September 30, 1997

   North America                $      5,221         41%      $     2,709           47%     $     7,930           43%
   Europe                              6,237         49             1,456           26            7,693           42
   Asia/Pacific                        1,301         10             1,548           27            2,849           15
----------------------------------------------------------------------------------------------------------------------
         Total                  $     12,759        100%      $     5,713          100%     $    18,472          100%
======================================================================================================================


     Software product license revenues increased 66% during the current quarter ended September 30, 1998 to $9.2 million as compared to $5.5 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, license revenues increased 92% to $24.5 million as compared to $12.8 million for the comparable period during 1997.

     The increases in software license revenues are primarily attributable to continued strong market acceptance for the Company's core technology, BroadVision One-To-One, and its three complementary WebApp packaged solutions, "BroadVision One-To-One Commerce", "BroadVision One-To-One Financial", and
"BroadVision One-To-One Knowledge". During the nine months ended September 30, 1998, the Company licensed approximately 85 new customers (including system integration / distributor partners) which compares with approximately 70 during the nine months ended September 30, 1997. The WebApp packaged solutions were first introduced in 1997 and have become an integral part of the Company's total applications solution, which has proven to be a successful strategy for the Company in today's highly evolving and competitive marketplace.

Nonmonetary transactions. During the quarter ended June 30, 1998, the Company renegotiated an existing royalty arrangement with a vendor. Concurrently, the Company sold this vendor an end-use software license totaling $1,250,000, inclusive of maintenance and support. As a result of the renegotiation, the Company paid the vendor a fixed fee of $1,250,000 for royalties through 2001 and certain internal development rights through 1999. Previously, the Company had an existing arrangement with this vendor whereby the Company made quarterly royalty payments based on a percentage of product revenues. The sale to this vendor resulted in software license revenues of approximately $1,031,000 during the quarter ended June 30, 1998.

     On July 22, 1998, the Company finalized a strategic alliance with Security First Technologies (S1), a publicly traded company. In conjunction with the strategic alliance, the Company received restricted shares of S1 common stock with a fair value of approximately $4,025,000 and, in return, licensed software to S1 for S1's internal use in its data centers, entered into a license and joint development agreement with S1 involving the integration of S1's suite of Internet-based products and BroadVision's One-to-One Financial (combined solution), entered into a reseller agreement with S1 allowing S1 to resell the combined solution to its customers, and entered into a joint marketing agreement for the marketing of products to the financial services industry. During the quarter ended September 30, 1998, the Company recognized license revenue of approximately $1,886,000 or 14% of total revenue for the quarter ended September 30, 1998 related to the licensing of software to S1 for internal use. In conjunction with the agreement with S1, the Company recorded deferred revenue of approximately $2,139,000, which includes maintenance obligations to be recognized ratably over three years, license revenues and joint development costs to be recognized as the joint development services are provided, and training to be recognized as the services are performed. In addition, subsequent to September 30, 1998, the Company issued 123,000 shares of common stock with a value of $1,320,000 in exchange for 129,700 shares of common stock of S1.

     Total services revenues increased 160% during the current quarter ended September 30, 1998 to $4.3 million as compared to $1.6 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, services revenues increased 83% to $10.4 million as compared to $5.7 million for the comparable period during 1997.

     Services revenues consist primarily of professional services and maintenance. The Company's professional services include application design and implementation of BroadVision One-To-One technology, project management, custom development of application objects and templates, and product education and training. Professional services are generally offered on a time and materials basis. Maintenance revenue is derived from annual service agreements and is recognized ratably over the period of the agreement, typically one year. Maintenance fees are based on a percentage of the related software list price.

     Professional services revenues increased 164% during the current quarter ended September 30, 1998 to $2.9 million as compared to $1.1 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, professional services revenues increased 65% to $7.1 million as compared to $4.3 million for the comparable period during 1997.

     Professional services revenues increased as a result of higher business volumes as evidenced by the increase in license revenues. The Company continues to pursue a strategy of utilizing partners to maximize deployments. This allows the Company to achieve higher product sales volumes without corresponding increases in its services organization. As the Company's strategy of developing business alliances with third parties continues to expand, professional services revenues in relative percentage terms may vary depending on the degree to which the Company leverages its professional services.

     Maintenance revenues increased 154% during the current quarter ended September 30, 1998 to $1.4 million as compared to $500,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, maintenance revenues increased 139% to $3.3 million as compared to $1.4 million for the comparable period during 1997.

     Maintenance  revenues  increased as a direct  result of expanding  software sales and a correspondingly  larger installed base of software  licenses.  As of
September 30, 1998, the Company had licensed its products to  approximately  235 customers.  This  compares with  approximately  150 customers as of December 31,
1997, and approximately 120 customers as of September 30, 1997. As the Company's installed  license base grows, its maintenance  revenues in relative  percentage terms may increase.


Cost of Revenues
                                      Three Months Ended September 30,             Nine months ended September 30,
                                -----------------------------------------     -----------------------------------------
(in thousands)                     1998        %         1997         %         1998         %         1997         %
                                ---------    -----     ---------    -----     ---------    -----     --------     -----
Cost of software licenses[1]    $     237      2.6%    $     460      8.3%    $     637      2.6%    $  1,099      8.6%
Cost of services[2]                 2,553     59.7         1,010     61.5         6,264     60.0        3,154     55.2
                                ---------              ---------              ---------              --------

Total cost of revenues[3]        $  2,790     20.8     $   1,470     20.5     $   6,901     19.8     $  4,253     23.0
                                =========              =========              =========              ========


[1] -- Percentage is calculated based on total software license revenues for the period indicated

[2] -- Percentage is calculated based on total services revenues for the period indicated

[3] -- Percentage is calculated based on total revenues for the period indicated


     Cost of software licenses includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs.

     Cost of software licenses decreased 48% during the current quarter ended September 30, 1998 to $237,000 as compared to $460,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, cost of software licenses decreased 42% to $637,000 as compared to $1.1 million for the comparable period during 1997.

     The decrease in cost of software licenses, in both absolute dollar and relative percentage terms, was principally a result of lower commissioned agent sales and third party royalty rates. The Company continues to expand its in-house sales force, and during the current periods, Company generated sales were higher and commissioned agent sales were lower in relation to the comparable prior-year periods. In addition, royalty costs relative to total license revenues decreased as a result of the Company renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for the period through 2001.

     Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, postcontract customer support, and instructional training services.

     Cost of services increased 153% during the current quarter ended September 30, 1998 to $2.6 million as compared to $1.0 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, cost of services increased 99% to $6.3 million as compared to $3.2 million for the comparable period during 1997.

     The increase in cost of services in absolute dollar terms during 1998 as compared to 1997 is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting arrangements. The increase in cost of services as a percentage of services revenues for the nine months ended September 30, 1998 is a result of higher utilization of outside consultants in relation to the extent previously utilized during the prior period. The Company expects that services costs will continue to increase in absolute dollars as the Company continues to expand its services organization to support higher business volumes.

Operating Expenses

                                              Three Months Ended                            Nine Months Ended
                                                September 30,                                September 30,
                                -----------------------------------------     -----------------------------------------
(in thousands)                     1998      % [1]      1997       % [1]        1998       % [1]       1997       % [1]
                                ---------    -----     ---------    -----     ---------    -----     --------     -----
Research and Development        $   2,394     17.8%    $   2,113     29.5%    $   6,476     18.6%    $  5,595     30.3%
Sales and Marketing                 6,285     46.8         4,630     64.7        18,389     52.7       13,091     70.9
General and Administrative            977      7.3           763     10.7         2,562      7.3        2,209     11.9
                                ---------    -----     ---------    -----     ---------    -----     --------     -----

Total Operating Expenses        $   9,656     71.9%    $   7,506    104.9%    $  27,427     78.6%    $ 20,895     113.1%
                                =========    =====     =========    =====     =========    =====     ========     =====

[1] -- Expressed as a percent of total revenues for the period indicated


     Research and development expenses consist primarily of salaries, employee-related benefit costs, and consulting fees incurred in association with the development of the Company's products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized subject to recoverability. To date, the amount of costs incurred by the Company subsequent to the establishment of a working model but prior to the general release of a product have not been significant. As of September 30, 1998, the Company has no capitalized software development costs.

     Research and development expenses increased 13% during the current quarter ended September 30, 1998 to $2.4 million as compared to $2.1 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, research and development expenses increased 16% to $6.5 as compared to $5.6 million for the comparable period during 1997.

     The increase in research and development expenses in absolute dollars terms is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the
development  of  the  Company's  next  generation  of  products.   Research  and
development expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects research and development expenses will continue to increase in absolute dollars terms.

     Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment, and marketing program related expenditures such as collateral materials, trade shows, public relations, and creative services.

     Sales and marketing expenses increased 36% during the current quarter ended September 30, 1998 to $6.3 million as compared to $4.6 million for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, sales and marketing expenses increased 40% to $18.4 million as compared to $13.1 million for the comparable period during 1997.

     The increases in sales and marketing expenses in absolute dollar terms reflect the cost of hiring additional sales and marketing personnel, developing and expanding its sales distribution channels, and expanding promotional activities and marketing related programs. Sales and marketing expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

     General  and   administrative   expenses  consist  primarily  of  salaries,
employee-related benefit costs, and professional service fees.

     General and administrative expenses increased 28% during the current quarter ended September 30, 1998 to $977,000 as compared to $763,000 for the quarter ended September 30, 1997. For the nine months ended September 30, 1998, general and administrative expenses increased 16% to $2.6 million as compared to $2.2 million for the comparable period during 1997.

     The increase in general and administrative expenses in absolute dollar terms is attributable to additional administrative and management personnel, higher professional fees and additional infrastructure to support the expansion of the Company's operations. General and administrative expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.

     The Company recorded deferred compensation relating to the difference between the exercise price and the fair value of the Company's Common Stock concerning shares issueable upon the exercise of options granted prior to its initial public stock offering in June of 1996. As of September 30, 1998 the Company had total deferred compensation of $643,000, which is being amortized to cost of services, research and development, selling and marketing, and general and administrative expenses over the vesting periods of the respective options, generally 60 months. Deferred compensation expense for the quarters ended September 30, 1998 and 1997 was $89,000 and $104,000, respectively; and for the nine months ended September 30, 1998 and 1997 it was $269,000 and $331,000, respectively. During the quarter ended June 30, 1998, the Company reversed $693,000 of paid-in capital along with an equal amount of unamortized deferred compensation as a result of unexercised stock options that were forfeited by employees due to voluntary terminations.


LIQUIDITY AND CAPITAL RESOURCES

     As of September 30, 1998, the Company had $61.9 million of cash and cash equivalents as compared to $10.4 million of cash, cash equivalents, restricted cash and short-term investments as of December 31, 1997, which represents an increase of $51.5 million. The overall increase is principally a result of proceeds from the issuance of common stock. During March 1998, the Company issued 3,000,000 shares of common stock in connection with a secondary public stock offering that netted the Company total proceeds of approximately $46.6 million. During April 1998, the underwriters for the Company's secondary stock offering exercised their over-allotment option and the Company issued an additional 455,850 shares of common stock for net proceeds of approximately $7.1 million.

     For the nine months ended September 30, 1998, the Company used approximately $2.9 million for capital expenditures, approximately $1.5 million for the purchase of an equity investment in a partner and approximately $200,000 was used for operating activities; and the Company raised approximately $55.9 million from the issuance of common stock and approximately $300,000 from additional borrowings, net of capital lease and principal repayments. The
Company currently has no significant capital commitments other than its obligations under equipment and operating leases, outstanding borrowings of $3.6 million under a note payable and commitments of $2.2 million relating to standby letters of credit. The Company's existing commercial credit facility provides for up to total additional borrowings of $3.3 million ($1.1 million of available credit as of September 30, 1998).

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

Year 2000 Compliance

Background and Risks - Many currently installed computer systems and software and devices with imbedded technology are coded to two digits for time sensitive dating purposes. Beginning with the year 2000, these date code fields will need to be four digit functional in order to distinguish between 21st century dates and 20th century dates. For example, computer programs that have date sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. As a result, in less than two years, computer systems, software products and devices with imbedded technology used by many companies may need to be upgraded to comply with such "Year 2000" requirements. This type of Year 2000 error could potentially cause system failures or miscalculations that could disrupt operations, including among other things a temporary inability to process transactions, issue invoices or engage in similar normal business activities. The most likely worst case scenarios could include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone service, water transport, Internet services, etc.).

     Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers could potentially be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition, and operating results.

State of Readiness - The Company utilizes various financial and managerial information systems within its operations in the United States, Europe and Asia which the Company believes to be or will be Year 2000 compliant. As part of its normal course of business, the Company analyses its information system requirements in relation to its business operating goals and strategic objectives and expects to implement new systems during 1999 that will be Year 2000 compliant. The Company is also analyzing its other systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. Such other systems include non-information technology systems and services utilized by the Company in its business operations, such as power, telecommunications, security and general facilities. The Company is in the process of assessing whether its material suppliers and vendors are Year 2000 compliant. The Company expects to complete its analysis of these other systems and the assessment of its third party vendor readiness by June 30, 1999.

Costs for Year 2000 Compliance - Costs that may be incurred by the Company pertaining to Year 2000 compliance issues include identification, assessment, remediation and testing efforts, as well as potential costs to be incurred by the Company with respect to Year 2000 issues of third parties. To date, the costs incurred by the Company directly related to Year 2000 issues have been minimal, even in cases where non-compliant information technology systems were redeployed or replaced. Although the Company has not completed its assessment of all specific costs, if any, related to achieving complete Year 2000 compliance, management believes such costs would not be material to the Company's financial condition or results of operations based on its analysis to date.

Contingency Plans - The Company continues to assess certain of its Year 2000 exposure areas in order to determine what additional steps, beyond those identified by the Company's internal review to date, are advisable. The Company is currently in the process of developing a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. The Company expects to complete its plan by June 30, 1999.

     The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, any failure of the Company to adequately address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition, and results of operations. In addition, if all of the Year 2000 issues are not properly identified, or adequate assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue would not have a material adverse impact the Company's results of operations or adversely affect the Company's relationships with customers, vendors, partners or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

                                                   BROADVISION, INC

Date: November 13, 1998                     /s/  Pehong Chen
      -----------------                     ------------------------------------
                                                 Pehong Chen
                                                 President and Chief Executive
                                                 Officer (Principal Executive
                                                 Officer)


Date: November 13, 1998                     /s/  Randall C. Bolten
      -----------------                     ------------------------------------
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