Form 10-K
period 1998-12-31
BROADVISION INC
filed 1999-03-30
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1998

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

                                 (650) 261-5100
                                 --------------
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

 Title of each class                   Name of each exchange which registered
 -------------------                   --------------------------------------
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

Based on the closing sales price of March 12, 1999 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,148,094,481.

As of March 26, 1999, registrant had outstanding 25,065,304 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts  of  the  Proxy  Statement  for   Registrant's   1998  Annual  Meeting  of
Stockholders to be held May 5, 1999 are incorporated by reference in Part III of this Form 10-K Report.

                                                          BROADVISION, INC.

                                                     ANNUAL REPORT ON FORM 10-K

                                                    YEAR ENDED DECEMBER 31, 1998

                                                          TABLE OF CONTENTS

                                                                                                                            Page No.
                                                                                                                            --------
Part I

Item 1. Business ........................................................................................................    3

Item 2. Properties ......................................................................................................   22

Item 3. Legal Proceedings ...............................................................................................   23

Item 4. Submission of Matters to a Vote of Security Holders .............................................................   23


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters ...........................................   23

Item 6. Selected Consolidated Financial Data ............................................................................   24

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations ...........................   25

Item 7a. Quantitative and Qualitative Disclosure About Market Risk ......................................................   45

Item 8. Financial Statements and Supplementary Data .....................................................................   45

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure ............................   61


Part III

Item 10. Directors and Executive Officers of the Registrant .............................................................   61

Item 11. Executive Compensation .........................................................................................   61

Item 12. Security Ownership of Certain Beneficial Owners and Management .................................................   61

Item 13. Certain Relationships and Related Transactions .................................................................   61


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K ...............................................   61

SIGNATURES ..............................................................................................................   62



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

       Overview and Background.................................................3

       The BroadVision Solution................................................6

       BroadVision Business Strategies.........................................6
         Focus on extending relationship management............................6
         Enhance targeted application solutions................................7
         Expand and leverage key business alliances............................7
         Maintain technological leadership.....................................8
         Grow international presence...........................................8

       BroadVision Products....................................................8
         BroadVision One-To-One Enterprise.....................................9
         BroadVision One-To-One Commerce......................................10
         BroadVision One-To-One Financial.....................................10
         BroadVision One-To-One Knowledge.....................................10
         Key capabilities of the BroadVision total end-to-end solution........11
         BroadVision One-To-One Tools.........................................11
         Other products.......................................................12

       BroadVision Professional Services......................................13
         Strategic services...................................................13
         Interactive services.................................................13
         Content and creative services........................................13
         Education services...................................................13
         Technical support....................................................13

       Customers and Markets..................................................13
         Sales and marketing..................................................15
         Strategic alliances..................................................15

       Competition............................................................16

       BroadVision Technology.................................................16

       Product Development ...................................................18

       Intellectual Property and Other Proprietary Rights ....................19

       Employees..............................................................20
         Executive officers and key personnel.................................21


Overview and Background

   BroadVision(TM) develops, markets and supports application software solutions for one-to-one relationship management for the extended enterprise. These solutions  enable  businesses  to use the  Internet  as a  platform  to  conduct commerce, offer online financial services, provide self-service, and deliver targeted information to their customers, suppliers, distributors, employees, and other constituents of their extended enterprises. The BroadVision One-To-One(TM) product family allows businesses to tailor World Wide Web (the "Web") site content to the needs and interests of individual users by personalizing each visit on a real-time basis. BroadVision One-To-One applications achieve this result by interactively capturing Web site visitor profile information, organizing the enterprise's content, targeting that content to each visitor based on easily constructed business rules, and executing transactions. The Company believes the benefits of these applications include enhanced customer satisfaction and loyalty, increased business volume, reduced costs to service customers and execute transactions, and enhanced employee productivity.

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

   Many Web sites today simply present text and graphics electronically in a static format, much like a product brochure. There has recently been a dramatic shift away from companies simply building these "brochure-ware" sites to companies making a significant investment in building mission-critical Internet applications. These Internet applications have the interactive capability to capture visitor profiles, conduct personalized interactions, enable secure transactions, remember information from one visit to the next, enable business managers to manage the site on a real-time basis, and integrate into existing business systems. Providing these additional capabilities is a valuable next step for companies that plan to maximize the potential of the Internet for relationship management across their extended enterprise.

   However, most of the Web sites that have moved beyond brochure-ware to provide electronic commerce, online financial services or knowledge management applications still have failed to capitalize fully on the Internet's potential for building one-to-one relationships. Sites that do support commerce often fail to satisfy customer expectations, providing commercial experiences that are less enjoyable and cost-effective than traditional alternatives. Most lack any form of real-time personalization and cannot dynamically target information based on a visitors' preferences and past histories. Others lack integration with mainstream business systems for supporting visitors interactively or exchanging information with corporate databases. While some of these sites use advanced applications to support online order and payment transactions, many still require buyers to place orders by telephone, defeating a basic objective of online businesses.

The Technology Gap on the Internet


   Web sites are generally cumbersome for business managers to operate. Business rules and content, such as product and pricing data, financial policies, promotions, and advertising campaigns, are often "hard-coded" into programs and virtually impossible for non-technical managers to change dynamically. Most applications are not scaleable and require ongoing tuning and re-engineering to keep up with visitor growth and changes in Internet technology. Development is often slow and defects are common due to the limitations of most productivity tools. Generally, with currently available application servers, business managers do not have the capability to react to market conditions with real-time control and management of Web sites, but instead are often constrained by slow "change request" processes that take technical specialists days or even weeks to implement.

   In part, the limited capabilities of these static Web sites are a result of the inadequacies of the technologies used to develop Internet applications. Many Web developers still rely on general purpose publishing tools, such as HTML (Hypertext Mark-up Language) editors, to develop Web pages and the links between them. Many of today's Web development tool kits that assist in Web site development do not offer capabilities for generating personalized, dynamic Web pages or for easily maintaining site content and page generation logic. These tools were not designed to be used in the development of sophisticated applications offering enterprise-scale implementations of business processes, such as product marketing, sales, or customer support. Using low-level tool kits and commerce and merchant servers to develop and maintain sophisticated Internet applications, such as those for managing customer relationships, managing a high volume of online transactions and defining dynamic business rules, is a highly complex process requiring a breadth of expertise that is often beyond the capabilities of in-house information technology organizations. In addition, the cost, time, and effort of building and maintaining Internet applications in this manner is often beyond the funding capacity of internal application development budgets.

Application Systems for One-to-One Relationship Management

   The recent trends toward one-to-one relationship management and the rapid adoption of the Internet as a technology platform for conducting business have fueled the need for sophisticated packaged application software that enables companies to quickly create applications that build personalized, long-term relationships with customers, partners, and employees. Early adopter companies have built successful online relationship management applications, and these online businesses are creating pressures for their competitors to come to market quickly with online business sites. To build these sites, the Company believes that more of these businesses are turning toward the purchase of packaged enterprise Internet applications. These packaged applications provide an attractive alternative to in-house or third-party custom application development, enabling companies to get to market more quickly with a solution that is more readily extensible and maintainable as the business evolves.

   To realize the potential of one-to-one relationship management, Internet applications must support the following activities:

* Attract, retain and service visitors from the casual to the sophisticated by providing dynamic content, interactive dialogs, and communities of interest in a friendly, easy to use Web site environment;

* Offer a consistent end-user experience across multiple customer touch points such as interactive voice response systems and call centers;

* Develop and maintain visitor profiles, observe and remember interactions, and engage in ongoing personalized dialogs while empowering individuals to control the privacy of their personal data;

* Provide non-technical business managers with the ability to define and modify the Internet application's business rules and content in real time;

* Dynamically target personalized content, products, and incentives to correspond to profile data in order to motivate visitors to interact and conduct transactions;

* Fulfill financial and information transactions with secure electronic commerce processes; and

* Integrate and interact with back office systems to fully utilize a company's data and information resources.



The BroadVision Solution

   BroadVision offers a family of packaged applications for automating relationship management throughout the extended enterprise. The BroadVision One-To-One product family enables companies to capitalize on the Internet, intranets and extranets for selling, marketing, and supporting all of their business constituents: employees, customers, suppliers, distributors, and others. The Company develops, markets, and supports the BroadVision One-To-One family of Internet applications specifically designed for relationship management as well as a variety of associated software tools to customize and maintain these applications. The Company's applications are specifically designed to allow non-technical business managers to build lasting one-to-one customer relationships by tailoring content to the needs and interests of individual visitors by personalizing each experience on a real-time basis.

   The Company's customers use BroadVision solutions to deploy Internet applications that engage visitors and encourage return visits through personalized real-time interactions. These applications also allow the Company's customer to capture marketing information from volunteered data and observed behavior, and generate revenues from electronic commerce. The Company believes that these capabilities are especially critical for business managers and Internet application developers in order for them to take full advantage of the Internet as an emerging marketplace for building long-term customer relationships and conducting cost effective business transactions.


BroadVision Business Strategies

   The Company's objective is to establish one-to-one real-time relationship management as a standard for Web sites worldwide. Consistent with that objective, the Company has adopted the following strategies.

Focus on Extending Relationship Management by Providing Packaged Application Solutions

   The Company is focusing exclusively on developing packaged application solutions for electronic businesses ("e-businesses") that are developing mission-critical Web sites as profitable business channels for managing relationships and transactions with their customers, partners, employees, and other constituents. The Company believes that the next major phase of Internet growth will be driven by complete packaged application solutions that allow businesses to capitalize more fully on the Internet as a business venue for interacting with the constituents of their extended enterprise. Businesses will implement these packaged applications in order to speed time to market, rely on a vendor rather than an internal development organization to maintain and update the technology underlying the business application, and reduce total cost and risk of application deployment.

Enhance Targeted Application Solutions

   The Company will continue to leverage its BroadVision One-To-One Enterprise relationship management system to enhance its Web application products and services focused on specific horizontal and/or vertical markets. Utilizing its expanding libraries of reusable application objects and templates and working closely with customers and strategic partners, the Company believes it can deliver a targeted application solution for one-to-one relationship management faster, of a higher quality, and at a lower cost than its competitors. The Company has delivered targeted application solutions for business-to-consumer and business-to-business commerce, for retail financial services and for knowledge management. The Company intends to remain nimble and flexible in developing other applications products in the general area of relationship management, in response to market opportunities that may arise.

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

   The approach of leveraging the Company's business alliances is intended to increase the number of personnel available to perform application design and development services for the Company's customers; enhance the Company's market credibility, increase the potential for lead generation and access to large customer accounts; and provide additional marketing expertise in certain vertical industry segments while providing technical expertise in the development of reusable objects and templates.

   To date, the Company has signed business alliances with over 90 systems integration, design, consulting, and other services organizations worldwide, which has expanded the Company's sales and support infrastructure and post-sales implementation capabilities while broadening market awareness for the Company. Alliances to date include American Management Systems, Andersen Consulting LLP, Cambridge Technology Partners, Computer Sciences Corporation, Context Integration, Concept 5, Daimler-Benz Information Systems AG (Debis), Dimension AB, Ernst & Young LLP, Gran Via Internet, NTT Data Corporation, Metamor Worldwide, Sema Group plc, Siemens Business Services Gmbh and Co., and others.

   The Company also places a strategic emphasis on developing technology alliances in order to ensure that the Company's products are based on industry standards and the Company is positioned to take advantage of current and emerging technologies. The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications by both the Company and its customers.

   Some of the Company's strategic technology alliances to date have included alliances with Hewlett-Packard and Sun Microsystems, providers of enterprise server hardware and systems software; IONA Technologies, Inc. ("IONA"), a provider of a CORBA-compliant development platform; Oracle, Sybase, and Informix, providers of standard RDBMSs; RSA, a provider of encryption technology; Security First Technologies ("S1"), a provider of integrated, secure Internet financial applications; and VeriFone, Inc. and CyberCash, Inc., providers of payment systems.

   Specific strategic alliances of the Company include ventures with Macromedia to jointly develop the next version of its BroadVision One-To-One Design Center product; Hewlett-Packard to embed Web Quality of Service technologies into BroadVision products; Cisco Systems to create a unique Cisco-BroadVision One-To-One reference architecture, configuration guide, and performance and scaleability benchmarks; S1 to develop and market joint products based on Virtual Financial Manager ("VFM"), S1's suite of Internet-based financial services applications; and Sema Group to jointly develop and market BroadVision One-To-One applications for the telecommunications sector.

   The Company's will continue to place an emphasis on establishing additional such alliances as new technologies and standards emerge, although no assurance can be given that the Company will be successful in establishing or maintaining such alliances.

Maintain Technological Leadership

   The Company believes that it offers the most complete solution available today for extended relationship management for e-businesses. The Company intends to maintain this leadership position by continuing to enhance its technology through heavy investment in research and development activities, incorporating industry-leading components into its products, and employing its own technology and human resources as a source of ongoing technological advantage.

   Having employed the Common Object Request Broker Architecture ("CORBA") standard as a cornerstone of its product architecture, the Company has integrated other CORBA-compatible technologies, such as the JavaScript and Java development languages, into its products.

   Utilizing  in-house  expertise and experiences  with  customers,  the Company
intends  to  maintain  its   leadership   position  in  providing  a  scaleable,
innovative, and open architecture.

Grow International Presence

   To capitalize on the emergence of the Internet as a global network, the Company has established worldwide distribution capabilities with direct or distributor sales personnel in 43 cities in 34 countries.

   Direct sales operations are found in Amsterdam, Basel, Hong Kong, London, Munich, Paris, Singapore and Tokyo. The Company distributes its products through licensed distributors, value-added resellers, and systems integrators in those countries and in Argentina, Belgium, Brazil, China, France, Finland, Germany, Japan, Korea, Kuwait, Mexico, South Africa, Spain, Sweden, Switzerland, Taiwan, Turkey and the United Kingdom.

   The Company intends to continue to certify providers of professional services for BroadVision products in these and other countries. The Company's partners include multinational systems integrators, as well as partners with a single-country scope of operations.

   The Company's product architecture is designed to support international languages, and the Company is currently shipping versions of its BroadVision One-To-One Enterprise relationship management system that support the display of content in Arabic, traditional Chinese, Hebrew, Japanese, Korean, Slovakian, and Turkish as well as all Western European languages.

   The Company's strategies involves substantial risk. There can be no assurance that the Company will be successful in implementing its strategies or that its strategies, even if implemented, will lead to successful achievement of the Company's objectives. If the Company is unable to implement its strategies effectively, the Company's business, financial condition, and operating results may be materially adversely affected.


BroadVision Products

   The Company develops, markets and supports a family of extended relationship management applications products and associated software tools for use in customizing and maintaining solutions built with these applications.

   BroadVision offers four applications products - BroadVision One-To-One Enterprise, One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge that provide a spectrum of complementary capabilities offering numerous business functions and supporting the needs of companies in different industries.

BroadVision One-To-One Enterprise is the Company's base product, providing the technology platform on top of which the vertical-market One-To-One applications are built. This flexible relationship management system contains cross-industry functionality such as profile and content management; adapters to third-party systems; and matching technologies and algorithms. It utilizes an open, scaleable application architecture for Web session management, secure user authentication and authorization, dynamic and personalized page generation, and transaction handling.

   BroadVision   One-To-One  Enterprise  provides  the  following   capabilities
designed to meet the needs of companies delivering personalized relationship management on their Web sites:

         Profiling - BroadVision One-To-One Enterprise stores and maintains dynamic profiles of Web site visitors. Profile data can be collected from information in existing customer information files, from information provided explicitly by site visitors, and by observation of visitors' behavior on the site. Visitors' session information is saved in a transaction log and can be used to update and enrich the visitors' profiles. Profile information is stored in any of several widely used third-party relational databases.

         Content Management - BroadVision One-To-One Enterprise delivers dynamic content to the user in response to their interests and needs. Content items available for display to visitors comprise one of six types: templates (Web page designs and layouts), products, editorials, advertisements, incentives, and discussion groups. Each of these content types has a rich set of attributes that describe its properties and key features. This content is managed within BroadVision One-To-One Enterprise with tools to create, classify, organize, and publish the content.

         Highly Personalized Interactions - BroadVision One-To-One Enterprise provides tools for business managers to create and manage "if-then" rules and taxonomy-based matching schemes that determine which content to deliver to Web site visitors and the conditions under which the content should be delivered. The criteria for content selection can include the visitor's demographic or psychographic variables, historical behavior, current session behavior, context information such as date and time, and marketing logic for delivering incentives, promotions, and recommendations. This allows Web sites to personalize product information, editorials, pricing, advertising, coupons, incentives, and promotions for Web site visitors who fit specified profiles or the predetermined criteria as established by the company's business managers.

         Simplicity - In an extended enterprise, Web site visitors are casual and varied. They require applications whose use is intuitively obvious and which are personalized for their individual information needs. For example, a brokerage application needs to be sophisticated enough for a professional investor yet also immediately usable by a casual investor. BroadVision One-To-One Enterprise provides the personalized interactions capable of servicing such a broad constituency.

         Internationalization - The Company is currently shipping versions of BroadVision One-To-One Enterprise which are capable of supporting the display of content in Arabic, traditional Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and all Western European languages. In addition, BroadVision One-To-One Enterprise supports the new European currency, the Euro, including conversions between European Monetary Union currencies and the Euro, with on-screen prices displayed in both the Euro and local currencies.

         Open  Architecture  -  BroadVision  One-To-One  Enterprise  uses  "open adapters" to enable easy integration with a company's existing infrastructure, with over 60 different third-party system integrators completed to date.


                               Core Features of BroadVision One-To-One Enterprise
------------------------------ ------------------------ ------------------------ --------------------------------
PROFILING                      CONTENT                  MATCHING                 OPEN ADAPTERS
---------                      -------                  --------                 -------------
Demographics                   Product                  Alerts                   Data warehouses
Preferences                    Information              Attribute search         ERP systems
Interests                      Editorials               Collaborative filtering  Line-of-business applications
Usage history                  Advertising              Community rating         Call centers
Observation                    Incentives               Email targeting          Payment processors
Permissions                    Discussion groups        Entitlements             Shipping & handling systems
Support for external           Page templates           Event-based matching     Configurations
content and profiles                                    Full Text search         Tax systems
                                                        Matching agents          Fulfillment systems
                                                        Observation              LDAP
                                                        Rule-based matching      Middleware
                                                        User profile             Search engines
                                                                                 Customer service
                                                                                 Data feeds
                                                                                 Security
                                                                                 Other third-party systems
------------------------------ ------------------------ ------------------------ --------------------------------


BroadVision One-To-One Commerce is an enterprise-class application solution for the rapid deployment and dynamic personalization of high transaction Internet commerce sites. This extensible and flexible electronic commerce application helps businesses sell more efficiently to their online customers, whether these customers are consumers, businesses or channel partners.

   With its advanced, instant personalization capabilities, BroadVision One-To-One Commerce enables fast-moving, high transaction companies to immediately change the products, prices, promotions and other content to better meet user needs - even on a user's first visit to a Web site. Full commerce transaction capabilities include persistent shopping carts, shopping lists, real-time pricing, automatic tax calculation, shipping and handling cost computation, payment processing, order fulfillment and management and more.

BroadVision One-To-One Financial is an enterprise-class financial services solution that enables banks, brokerages, mutual fund companies, and other financial institutions to rapidly deploy personalized financial services applications that enable customers to access their account information and perform a rich set of secure transactions within and between accounts using the Internet.

   BroadVision One-To-One Financial provides customers with a Web site that offers customized interactions that enable financial institutions to differentiate themselves while forging closer relationships with customers. When customers spend more time on a bank's site, the bank has the opportunity to build a more profitable relationship with the customer.

BroadVision One-To-One Knowledge is an enterprise-class application designed to dramatically increase the productivity of corporate knowledge workers, including sales and marketing professionals, channel business partners and executive management.

   Optimized for rapid deployment over corporate intranets and extranets, this agent-based application enables individuals and work groups to organize information into flexible, interactive knowledge channels accessible through Web browsers. These interactive channels automate the intelligent distribution of information for employees and partners on a one-to-one, just-in-time basis throughout an enterprise. BroadVision One-To-One Knowledge provides an immediate solution to the problems faced by enterprises around the world: information accessibility, overload, awareness and high cost.

Key Capabilities of the BroadVision Total End-to-End Soultion

   The Company designed all of these applications products for use in mission-critical, high-performance environments by customers with demanding architecture, deployment, and maintenance requirements. Some of the key capabilities of the applications include:

* Broad applicability - robust functionality to support business-to-business, business-to-consumer, and business-to-employee relationship management, including personalized marketing and communications, selling and commerce transaction handling, and customer self-service.

* Scaleability - architected for high performance and fast response while supporting large numbers of simultaneous users accessing the system over the public Internet or private intranets or extranets.

* Open and standard - object-oriented application code written in C++, Java and JavaScript allows developers and system integrators to use, modify, adapt, or extend the applications to create a rapidly customized product that meets the specific business requirements of a particular corporate customer. Support for the CORBA standard for object-oriented computing permits distribution of the application across multiple processors. This design enables high-volume performance, flexible application deployment, and easy integration with other third party or legacy applications.

* Transaction processing - handles a wide-range of commerce and financial services transactions including order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card charge processing, order tracking, news and stock feeds -- through a combination of built-in functionality and integration with other products.

* Platform independence - versions available for multiple operating systems, including Sun Solaris, Microsoft Windows NT, and HP-UX. Databases supported include Oracle, Sybase, Informix, and Microsoft SQL Server.

* Multi-lingual - content display available in Arabic, traditional Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and all Western European languages.

BroadVision One-To-One Tools

   BroadVision applications are customized and maintained using tools that are licensed to customers separately from the applications products. Inherent to the functionality of the Company's applications is a set of building blocks comprised of customizable "components," "application templates," and "rule sets" that are instrumental in rapidly building and easily maintaining One-To-One-based applications. A description of the Company's tools products are as follows.

BroadVision One-To-One Design Center. BroadVision One-To-One Design Center, integrated with Macromedia(R)'s Dreamweaver(TM) 2, is a PC-based tool that offers Web authors and Internet application developers faster time to market by shortening the development cycle. It also requires fewer specialized skills and reduces overall development and maintenance costs. The BroadVision One-To-One Design Center with Dreamweaver 2 gives the Web author direct access to BroadVision's powerful personalization and functional components through a series of wizards in the Dreamweaver visual development environment. These wizards generate server-side JavaScript, which is the primary programming language for BroadVision applications. By making simple point and click choices, the Web author can visually construct a complete, dynamic application without having to write HTML or JavaScript. In addition, because the wizards directly access information on the BroadVision development server, the code is generated correctly the first time, without human error. The net result is increased productivity and accuracy.

BroadVision One-To-One Command Center. BroadVision One-To-One Command Center is a PC-based tool that allows non-technical business managers to make rapid changes to the Web site without programmer intervention. With the BroadVision One-To-One Command Center, business managers can define rules incorporating "if-then" relationships to match content to users based on profile information, transaction history, session behavior, and other data. They can also develop business rules that evaluate user information gathered during previous interactions and use it to target products and services during subsequent interactions. Also, business managers can make real-time changes to content and generate management reports that monitor the activity on their Web site, enabling the evaluation of the effectiveness of content and services being offered on the site.

BroadVision One-To-One Publishing Center. BroadVision One-To-One Publishing Center is a Java- and Web-based tool that allows a distributed and remote team of non-technical content experts to collaboratively manage every aspect of site content, including creation, editing, staging, production, and archiving. The BroadVision One-To-One Publishing Center provides personal and shared in-boxes that enable teams of content creators to collaborate in developing content. A programming calendar facilitates staging, scheduling, and coordination of content publishing. This tool provides the ability to preview content prior to publishing, to control access to publishing, and to capture content taxonomy information. It supports content created with HTML editors, Microsoft Office products, and Lotus Domino. An associated tool, the BroadVision One-To-One Instant Publisher, is designed for casual content contributors. It provides simple, personalized publishing forms, so that casual contributors can leverage the functionality of the BroadVision One-To-One Publishing Center without becoming expert users.

Other Products

   In addition to its proprietary products, the Company has entered into agreements which enable it to resell third-party software products from CyberSource Corporation, Verity, Inc., Oracle Corporation ("Oracle"), Macromedia ("Macromedia"), IONA, NetPerceptions ("NetPerceptions") and Sybase, Inc. ("Sybase"). These are sublicensed to end users and either incorporated in or sold as options to the Company's own products. License revenue from these third-party products was insignificant and constituted less than 1% of total software product license revenues in each of the years for 1998, 1997 and 1996.


   The table below summarizes certain features of the Company's products:
------------------------------------ ------------------------------------------ -----------------------------------
              Product                                 Product                       Operating Platforms/RDBMS
               Name                                 Description
------------------------------------ ------------------------------------------ -----------------------------------
Relationship Management System:      Full object-oriented environment for       Sun Solaris, HP-UX, Microsoft
One-To-One Enterprise                developing, testing, and tuning            Windows NT operating systems
                                     horizontal applications. One-To-One
                                     Enterprise is sold with one
                                     development-only One-To-One Command        Oracle, Sybase, Informix,
                                     Center and One-To-One Design Center        Microsoft SQL Server RDBMS
------------------------------------ ------------------------------------------ -----------------------------------
Applications Products:               Packaged applications offering vertical    Sun Solaris, HP-UX, Microsoft
One-To-One Commerce                  functionality for electronic commerce,     Windows NT operating systems
One-To-One Financial                 online financial services and knowledge
One-To-One Knowledge                 management
                                                                                Oracle, Sybase, Informix,
                                                                                Microsoft SQL Server RDBMS
------------------------------------ ------------------------------------------ -----------------------------------
Deployment System:                   Full environment for deployment of         Sun Solaris,  HP-UX, Microsoft
One-To-One Enterprise                production application                     Windows NT operating systems

                                                                                Oracle, Sybase, Informix,
                                                                                Microsoft SQL Server RDBMS
------------------------------------ ------------------------------------------ -----------------------------------
Deployment System:                   Full environment for deployment of         Sun Solaris, HP-UX, Microsoft
One-To-One Applications              production applications                    Windows NT operating systems

                                                                                Oracle, Sybase, Informix,
                                                                                Microsoft SQL Server RDBMS
------------------------------------ ------------------------------------------ -----------------------------------
One-To-One Design Center             PC-based application enabling              Windows 95 operating system
                                     application developers and Web authors
                                     to quickly and easily build dynamic Web
                                     page templates
------------------------------------ ------------------------------------------ -----------------------------------
One-To-One Command Center            PC-based application enabling business     Windows 95 operating system
                                     managers to monitor state of  Web
                                     applications, interactively change
                                     business rules in real time, and
                                     generate reports
------------------------------------ ------------------------------------------ -----------------------------------
One-To-One                           Publishing Center Browser-based            Any  browser on the  client;  Sun
                                     application enabling content  developers   Solaris, HP-UX, Microsoft Windows
                                     and  editors to manage the publishing      NT on the server
One-To-One Instant Publisher         of new content to the Web site; optional
                                     tool for causal publishers
------------------------------------ ------------------------------------------ -----------------------------------

BroadVision Professional Services

   The Company's Worldwide Professional Services Organization ("WPSO") provides a broad range of consulting services in support of BroadVision's total product line. The Company's WPSO provides comprehensive business application expertise, technical know-how, and product knowledge to complement its products and to provide total solutions to customer business requirements. A summary of the consulting services provided by the Company is as follows.

Strategic Services provides business strategy and process consulting, assisting customers in defining and planning profitable online businesses. Services include in-depth needs analysis, customer segmentation, site story boarding, and preparing detailed plans and procedures necessary to achieve timely and successful implementations of the Company's software products. Strategic Services consulting is generally offered on a time and materials basis.

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

Technical Support includes telephone support and upgrade rights to new releases (inclusive of patch releases as necessary) and product enhancements, as provided under the Company's standard maintenance agreement. The annual maintenance fee for these services is based upon a percentage of the then-current list price for the licensed software fee, payable annually in advance.


Customers and Markets

   The Company has licensed its product to over 250 customers, including approximately 70 partners worldwide. The types of applications being developed by licensees using BroadVision software include product merchandising, retail financial services, and corporate knowledge management for employees, partners, and customers. As of December 31, 1998, BroadVision products were commercially deployed in over 110 live web sites. The Company's target customers include Global 2000 organizations that are at the forefront of building innovative Internet applications to increase revenues and reduce operational costs. During 1998, no customer accounted for more than 10% of the Company's total revenues. In 1997, software license and service revenues from one customer accounted for approximately 11% of the Company's total revenues and during 1996 one customer accounted for 10% of the Company's total revenues.

   The market for the Company's products and services continues to evolve rapidly. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where, as is true of the Company's product, acquisition of the product requires a large capital commitment or other significant commitment of resources. With respect to the Company, this uncertainty is compounded by the risks that consumers and enterprises will not adopt electronic commerce and knowledge management and that an appropriate infrastructure necessary to support increased commerce and communication on the Internet will fail to develop, in each case, to a sufficient extent and within an adequate time frame to permit the Company to succeed.

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

---------------------- -------------------------- ---------------------- ---------------------------------------------
Target Industry        Sample Applications        Sample Customers       Benefits of BroadVision Solutions
---------------------- -------------------------- ---------------------- ---------------------------------------------
Financial services     Home banking               Argentaria             Investment and insurance content targeted
and insurance          Online brokerage           Credit Suisse          based on profiles of visitors
                       Obtaining information on   Hartford               Nationwide service can be locally targeted
                       and selecting:             USAA                   Low-cost distribution channel
                       -  Loans                                          Tremendous cross-selling and up selling
                       -  Mutual funds                                   opportunity.
                       -  Insurance                                      Secure and high performance online
                                                                         transactions
---------------------- -------------------------- ---------------------- ---------------------------------------------
High technology &      Knowledge management       The Baan Company       Ability to disseminate large amounts of
manufacturing          Business-to-business       Hewlett-Packard        knowledge/information in a personalized way
                       purchasing                 Macromedia             based on purchaser's profile
                                                  Oracle                 Maintain and make available up-to-date
                                                  Xerox                  information related to complex purchasing
                                                                         decisions

                                                                         Supports  purchase  orders,  Visa  purchasing
                                                                         cards, volume discounts,  price locks, custom
                                                                         pricing schedules
---------------------- -------------------------- ---------------------- ---------------------------------------------
Retail and             Online shopping            Cyberian Outpost       Creation of branded communities based on
Distribution           Interactive catalogues     Electronic Arts        profiles of visitors
                                                  Fingerhut              Online, real-time control of business
                                                  The Good Guys          rules, such as pricing and promotions by
                                                  RS Components          content providers
                                                                         Reduced transaction costs of direct
                                                                         purchases
---------------------- -------------------------- ---------------------- ---------------------------------------------
Travel and leisure     Reservations               Air Miles              Provide travel planning advice and
                       Travel planning            American Airlines      transaction services without agents or
                       Brand projection,          Thomas Cook            other intermediaries
                       loyalty programs, and                             Opportunity to cross-sell or up sell
                       affinity marketing                                services in addition to basic travel
                                                                         reservations based on user profiles
---------------------- -------------------------- ---------------------- ---------------------------------------------
Telecommunications     Commerce:                  Belgacom               Selective sharing of visitor profiles
                       Business-to-business and   Hong Kong Telecom      between aggregators and content providers
                       business-to-consumer       JiangSu Telecom        Online, real-time control of business
                       Online services            Telus Advanced         rules, such as pricing and promotions.
                       Self-service (call         Communications
                       centers)                   Vodafone
---------------------- -------------------------- ---------------------- ---------------------------------------------
Media and publishing   Purchasing digital media   Grolier                Ability to price digital products and
                       Knowledge management       Meta Group             services in real time
                                                  Milwaukee Journal      Dynamically target relevant information to
                                                  Sentinel               individuals
                                                  Singapore Post
                                                  Virgin.net
---------------------- -------------------------- ---------------------- ---------------------------------------------
Application Service    Hosting services           Debis Systemhaus       Extend BroadVision solutions to mid-tier
Providers              bundling packaged          Metronet               market
                       application software and   Servi Banca            BroadVision publishing tools enable remote
                       complex Web site           Usinternetworking      publication to hosted Web sites
                       management as turnkey      US Web
                       service
---------------------- -------------------------- ---------------------- ---------------------------------------------

Sales and Marketing

   The Company markets its products primarily through a direct sales organization with operations in North America, Europe, and Asia/Pacific. On
December 31, 1998, the Company's direct sales organization included 95 sales representatives, managers, applications consultants, and pre-sales support and post-sales support personnel. The Company has a sales office at its headquarters in Redwood City, California and has North American sales offices in Atlanta, Boston, Chicago, Dallas, Los Angeles, Minneapolis, and New York City, and established a sales and service office in Washington DC for the US Federal Government. The Company has subsidiaries in France, Germany, the Netherlands, Switzerland, the United Kingdom, Japan, and Hong Kong and a sales office in Singapore.

   A component of the Company's strategy is continued expansion of its international activities. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements. The Company also contracts with resellers and commissioned agents in North America, South America, Europe, and Asia. Although the Company generates leads from many sources, the majority of the Company's leads have come from press articles discussing the Company's products and customers implementing one-to-one relationship management applications. Initial sales activities typically include a demonstration of BroadVision One-To-One capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at the Company's headquarters. The sales process usually involves a collaboration with the prospective customer in order to specify the scope of the application. The Company's professional services organization typically plays a key role in helping customers to design, and then develop, their applications.

   The Company's marketing efforts are targeted at product strategy development and product management; building market awareness through press and analysts; producing and maintaining marketing information and sales tools; generating and developing customer leads; and sourcing and managing relationships with systems integrators, value-added resellers, creative design and advertising agencies, and technology partners. As of December 31, 1998, 26 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning, and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars, and conferences, establishing and maintaining close relationships with recognized industry analysts, and maintaining the Company's Web site.

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

Strategic Alliances

   A significant element of the Company's sales strategy is to engage in strategic business alliances to assist the Company in marketing, selling, and developing customer applications. This approach is intended to increase the number of personnel available to perform application design and development services for the Company's customers; enhance the Company's market credibility, increase the potential for lead generation and access to large customer accounts;  and  provide  additional  marketing  expertise  in  certain  vertical industry segments while providing technical expertise in the development of reusable objects and templates. To date the Company has developed key strategic business alliances with over 90 systems integration, design, consulting, and other services organizations, including American Management Systems, Andersen Consulting, Cambridge Technology Partners, Computer Sciences Corporation, Context Integration, Concept 5, Daimler-Benz Information Systems AG (Debis), Ernst & Young LLP, Gran Via Internet, NTT Data Corporation, Metamor Worldwide, Sema Group plc, Siemens Business Services Gmbh and Co., and others.

Competition

   The market for online interactive relationship management applications is rapidly evolving, and intensely competitive. The Company expects competition to persist and intensify in the future. The Company's primary competition comes from in-house development efforts by potential customers or partners. The Company's competitors also include other vendors of application software directed at interactive commerce and financial services and Web content developers engaged to develop custom software or to integrate other application software into custom solutions. The Company currently encounters direct competition from Edify Corporation ("Edify"), InterWorld Corporation ("InterWorld"), International Business Machines Inc. ("IBM"), Microsoft Corporation ("Microsoft"), Open Market Inc. ("OMI"), and Vignette Corporation ("Vignette"), among others. Some of these competitors have longer operating histories, and significantly greater financial, technical, marketing, and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements.

   Also, current and potential competitors may have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than the Company. Moreover, certain of the Company's current and potential competitors, such as IBM and Microsoft, may bundle their products in a manner that may discourage users from purchasing products offered by the Company.

   In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

   The principal competitive factors affecting the market for the Company's products are depth and breadth of functionality offered, ease of application development, time required for application development, reliance on industry standards, reliability, scaleability, maintainability, personalization and other features, product quality, price, and customer support.

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


BroadVision Technology

   The Company believes its advanced technology enables the delivery of robust, scaleable, and innovative Internet relationship management solutions into the market faster and at a lower cost than alternatives. The Company's technology consists of the following key elements:

Architectural Design

   The Company believes that the technical demands of interactive one-to-one relationship management on the Internet require an architectural design that stresses standards, openness, interoperability, and flexibility. The Company has designed its current application system as an architectural solution for building dynamic, scaleable, and extensible Internet applications. By emphasizing reusable methods, separation of application logic, business rules, and data, and adherence to open standards, the BroadVision One-To-One applications family provides an efficient architecture for customers and partners to build, modify, and control applications, as well as to integrate them with external business systems. The Company believes this architecture also provides a robust foundation on which the Company can rapidly develop new products.

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

   Through CORBA compliance, the Company's products are fully compatible with other CORBA-based technologies, such as Java and JavaScript. In addition to CORBA, the Company uses other widely accepted standards in developing its products, including SQL (Structured Query Language) for accessing relational database management systems ("RDBMSs"), CGI (Common Gateway Interface), and HTTP (Hypertext Transfer Protocol) for Internet access, NSAPI (Netscape Application Programming Interface) for access to Netscape's Internet servers, SSL (Secure Socket Layer) for secure transmissions over networks, and the RC2 and MD5 encryption algorithms supplied by RSA Data Security, Inc. ("RSA"). BroadVision One-To-One Enterprise can be operated in conjunction with RDBMSs provided by Oracle, Informix Corporation ("Informix"), Microsoft, and Sybase.

   Most of the Company's programs are written in C++ and Java, widely accepted standard programming languages for developing object-oriented applications. Application templates are written in JavaScript. Adherence to industry standards provides compatibility with existing applications, enables ease of modification, and reduces the need for software to be rewritten, thus protecting the customer's investment.

N-Tier Architecture

   BroadVision One-To-One Enterprise utilizes an N-tier architecture that logically separates application presentation, business rules, and data. Between each of these tiers are session manager and project adapter interface technologies, described below, that establish seamless interoperability between application components. This architecture partitions applications across:


* A front-end tier that manages the application presentation and interface to Web site visitors;

* Application engine tier(s) that manage the one-to-one life cycle activities--community, profiling, targeting, and transactions--and the business rules that define the interactive characteristics and behavior of one-to-one relationship management applications. Due to the object-oriented design of this code and the reliance on CORBA, this code can be distributed across multiple logical and physical processors, thus enabling the N-tier design of the application; and

* A back-end tier that integrates underlying database management systems for storing BroadVision One-To-One data with external business systems that perform specialized relationship management functions, such as online credit card authorization and payment handling, sales tax and shipping computation, online and off-line order fulfillment, inventory management, visitor demographic analysis, and data mining.

The Company believes this N-tier architecture offers significant advantages over alternative approaches, including:

*    Bandwidth, database, and platform independence;

* Modularity, to enable changes to be made to one area of an application with minimal impact on other areas;

* The ability for business managers to define and control business rules in real time without requiring programming changes to application logic; and

* The ability to support specialized "object adapters" that reduce time and cost to integrate BroadVision One-To-One applications with existing business systems, the ability to perform such integration with a minimum of programming, and the ability to localize applications to different language and currency requirements.

Session Manager

   The Company has developed proprietary "session manager" technology designed to manage the high volume of dynamic interactions that occur in online sessions between many concurrent Web site visitors and a relationship management application. The session manager enables three key activities:

* Maintaining context, or "state," between visitors and sites so that each current and future interaction can trigger a response appropriate to the objectives of both visitor and site provider;

* Interpreting application objects and templates at runtime, and retrieving profile data and business rules to dynamically generate HTML that creates content, Web pages, and interactions tailored to the needs and interests of individual Web site visitors; and

* Enabling application scaleability by allowing Web site providers to add additional software processes or hardware processors to their Web systems to support more concurrent Web site visitors without incurring performance degradation or additional overhead in application maintenance.

Components and Application Templates

   The Company believes that the costs and time associated with Internet application development and maintenance can be substantially reduced with its technology for object-oriented application development. This technology consists primarily of customizable components and application templates. Utilized in combination with the Company's structured development methodology, these technologies are designed to help customers and partners create libraries of reusable program components that increase application quality and reduce cost and time-to-market of new and maintained applications. In addition, application templates, written in JavaScript, enable business managers to define and implement business rules through the BroadVision One-To-One Command Center on a real-time basis. The Company's consultants currently use these technologies to develop application solutions for customers, and the Company's Education Services Group offers training classes to customers and partners on the use of components and application templates.


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

   As of December 31, 1998, there were 73 employees in the Company's product development organization. The Company's research and development expenses were $9,227,000, $7,392,000 and $4,985,000, for the years ended December 31, 1998,
1997 and 1996, respectively. To date, the Company has not capitalized any software development costs as products are made available for general release relatively concurrent with the establishment of technological feasibility. The Company expects to continue to devote substantial resources to its product development activities.

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

   The Company holds a patent on its core technology for personalized business on the Internet. The United States Patent Office issued Patent 5,710,887 on January 20, 1998 to the Company, covering certain elements of the BroadVision One-To-One Application System. There can be no assurance that this patent would survive a legal challenge to its validity or provide significant protection. On December 11, 1998, in the Northern District of California, BroadVision filed a lawsuit against Art Technology Group, Inc. ("ATG") . The complaint alleges that ATG is infringing BroadVision's U.S. Patent No. 5,710,887 and seeks injunctive relief and unspecified damages. On February 3, 1999, ATG filed an answer and counterclaim against BroadVision in which ATG seeks declaratory judgment for non-interference and declaratory judgment for invalidity of the patent.

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

   There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. In addition, litigation such as the lawsuit against ATG, may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, and operating results.

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


Employees

   As of December 31, 1998, the Company employed a total of 271 full-time employees, including 121 in sales and marketing, 73 in product development, 50 in professional services and client support, and 27 in finance, administration, and operations.

   The Company believes that its future success is dependent on attracting and retaining highly skilled personnel. Competition for such personnel is intense, and there can be no assurance that the Company will continue to be able to attract and retain high-caliber employees.

   The Company's employees are not represented by any collective bargaining unit. The Company has never experienced a work stoppage and considers its employee relations to be good.

Executive Officers and Key Personnel

The executive officers and key personnel of the Company and their ages at February 28, 1999 are as follows:

              Name                   Age                    Position
              ----                   ---                    --------
Pehong Chen......................    41       Chairman of the Board, Chief Executive Officer and President
Randall C. Bolten................    46       Chief Financial Officer and Vice President, Operations
Clark W. Catelain................    51       Vice President, Engineering
Eric J. Golin....................    39       Vice President of Worldwide Professional Services
Michael A. Kennedy...............    36       Vice President of Global Strategic Alliances
Giuseppe Kobayashi...............    43       Vice President and General Manager of Japan/Asia-Pacific Operations
Francois Stieger.................    49       Vice President and General Manager of European Operations
James W. Thanos..................    50       Vice President and General Manager, Americas
Perry W. Thorndyke...............    49       Vice President, Business Development
Sandra J. Vaughan ...............    33       Vice President of Marketing


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

   Randall C. Bolten has served as Chief Financial Officer and Vice President, Operations, of the Company since September 1995. From 1994 to 1995, Mr. Bolten served as a financial consultant to various entrepreneurial enterprises. From 1992 to 1994, Mr. Bolten served as Chief Financial Officer of BioCad Corporation, a supplier of drug discovery software products. From 1990 to 1992, Mr. Bolten served as Chief Financial Officer, Business Development Unit, and then Vice President, Finance of Teknekron Corporation, a company engaged in the management of various high technology companies. He received an A.B. in Economics from Princeton University and an M.B.A. from Stanford University.

   Clark W. Catelain has served as Vice President, Engineering, of the Company since June 1995. From 1989 to May 1995, Mr. Catelain served as the Senior Vice President, Engineering of Gupta Corporation, a supplier of client/server database products. Mr. Catelain received a B.S. in Mathematics and Computer Science from Purdue University.

   Eric J. Golin has served as Vice President of Worldwide Professional Services of the Company since September 1997. From September 1994 to September 1997, Dr. Golin served as Senior Architecture Engineer and later as Senior Director, Engineering of the Company. From September 1993 to September 1994, Dr. Golin was a principal architect for OpenVision Technology. From September 1989 to September 1993, Dr. Golin was Assistant Professor of Computer Science at the University of Illinois at Champaign-Urbana. Dr. Golin received an B.S., M.S., and a Ph.D. in Computer Science from Brown University.

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

   James W. Thanos has served as Vice President and General Manager, Americas of the Company since January 1998. From January 1995 to January 1998, Mr. Thanos served as Vice President of North American Operations of Aurum Software, a sales force automation company. . From May 1994 to January 1995, Mr. Thanos served as Vice President of Sales of Digital. From January 1993 to May 1994, Mr. Thanos served as Vice President of Sales of Harvest Software, an optical character recognition software company. From December 1988 to January 1993, Mr. Thanos served as Vice President of Sales Operations of Metaphor, Inc., a decision support software company. Mr. Thanos holds a B.A. in International Relations from Johns Hopkins University.

   Perry W. Thorndyke has served as Vice President, Business Development for the Company since May, 1998. From July 1997 to May 1998, Dr. Thorndyke served as Vice President, Marketing of the Company. From August 1996 to July 1997, Dr. Thorndyke served as Vice President, Business and Channel Development of the Company. From February 1995 to January 1996, Dr. Thorndyke served as a management consultant to the Vice President, Marketing for Quintus Corporation, a supplier of client/server solutions for customer information management. From February 1994 to January 1995, Dr. Thorndyke served as a management consultant on technology strategy for customer information management systems to independent software vendors and user organizations. From May 1992 to January 1994, Dr. Thorndyke served as Vice President and Division Manager for retail banking systems at Wells Fargo Bank. From 1990 to May 1992, Dr. Thorndyke served as Director of Marketing and Business Development at Metaphor Computer Systems, a supplier of client/server software applications for PC-based support decision products. Dr. Thorndyke received a B.A. in Computer and Information Sciences from Yale University and a Ph.D. in Cognitive Psychology from Stanford University.

   Sandra J. Vaughan has served as Vice President, Marketing for the Company since May, 1998. From June 1996 to April 1998, Ms. Vaughn served as Senior Director and later as Vice President, Corporate Marketing of the Company. From 1993 to 1996, Ms. Vaughan served as Group Director, North America Field Marketing of Sybase. From 1989 to 1993, Ms. Vaughn served as Director, Customer Programs of Oracle Corporation. Ms. Vaughan received a BS Degree from the University of California, Davis.


ITEM 2.    PROPERTIES

   The Company's principal administration, research and development, sales, consulting, and support facilities are located in Redwood City, California, where the Company occupies approximately 60,000 square feet pursuant to a lease that expires in 2007. During March 1999, the Company entered into an operating lease agreement through December 2007 for an additional 55,000 square feet of office space adjacent to its corporate headquarters building in Redwood City, California.

   The Company also rents space in various cities to support its sales and field support activities, including Atlanta, GA; Newton, MA; Schaumburg, IL; Dallas, TX; Ashburn, VA; Irvine, CA; Bethesda, MD; New York, NY; Amersfoort, The Netherlands; Courbevoie, France; Munich, Germany; WanChai, Hong Kong; Tokyo, Japan; Wheellock Place, Singapore; Bottmingen, Switzerland; Berkshire, England; Madrid, Spain; and Koeln, Germany. The Company believes that its existing facilities are adequate to meet its needs for the foreseeable future.


ITEM 3.    LEGAL PROCEEDINGS

   On December 11, 1998, BroadVision filed a lawsuit against Art Technology Group, Inc. ("ATG") in the Northern District of California. The complaint alleges that ATG is infringing BroadVision's U.S. Patent No. 5,710,887 and seeks injunctive relief and unspecified damages. On February 3, 1999, ATG filed an answer and counterclaim against BroadVision in which ATG seeks declaratory judgment for non-interference and declaratory judgment for invalidity of the patent.


ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   Not applicable.


                                     PART II

ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

   The Company's Common Stock is traded on the Nasdaq National Market under the symbol "BVSN." Public trading of the Common Stock commenced on June 26, 1996. Prior to that, there was no public market for the Common Stock. As of March 12, 1999, there were approximately 9,845 holders of record of the Company's Common Stock. For the periods indicated, the following table sets forth the Nasdaq National Market high and low sale price per share of BVSN Common Stock.

                                                   High              Low
                                             ---------------    ----------------
1998
         Fourth Quarter                           $44.25            $9.25
         Third Quarter                            $29.50           $10.06
         Second Quarter                           $25.13           $14.75
         First Quarter                            $19.00            $6.00

1997
         Fourth Quarter                            $8.69            $5.88
         Third Quarter                             $7.38            $5.00
         Second Quarter                            $9.13            $4.38
         First Quarter                            $10.38            $7.50

1996
         Fourth Quarter                            $9.06            $6.56
         Third Quarter                             $8.38            $5.38
         Second Quarter (from June 26, 1996)       $7.13            $6.88

   The Company has never declared or paid cash dividends on its Common Stock, and it is the Company's present intention to retain earnings to finance the expansion of its business. In addition, the Company's credit facility with its commercial lender contains certain covenants which may limit the Company's ability to pay cash dividends.

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


                                                              Years Ended December 31,
                                 -----------------------------------------------------------------------------------
                                        1998             1997            1996            1995            1994
                                 -----------------------------------------------------------------------------------
Statement of Operations Data:                          (in thousands, except per share data)
Revenues:
     Software licenses             $    36,067        $    18,973     $     7,464     $         -     $         -
     Services                           14,844              8,132           3,418             540               -
                                 ------------------ --------------- --------------- --------------- ---------------
       Total revenues                   50,911             27,105          10,882             540               -

Cost of revenues:
     Cost of license revenues            1,001              1,664             330               -               -
     Cost of services revenues           8,704              4,284           2,164             249               -
                                 ------------------ --------------- --------------- --------------- ---------------
       Total cost of revenues            9,705              5,948           2,494             249               -
                                 ------------------ --------------- --------------- --------------- ---------------
Gross profit                            41,206             21,157           8,388             291               -

Operating expenses:
     Research and development            9,227              7,392           4,985           2,575             748
     Sales and marketing                26,269             18,413          12,066           1,348             512
     General and administrative          3,786              2,990           2,034             846             511
       Total operating           ------------------ --------------- --------------- --------------- ---------------
         expenses                       39,282             28,795          19,085           4,769           1,771
                                 ------------------ --------------- --------------- --------------- ---------------
Operating income (loss)                  1,924             (7,638)        (10,697)         (4,478)         (1,771)
Other income and taxes, net              2,115                265             552             160             101
                                 ================== =============== =============== =============== ===============
Net income (loss)                  $     4,039        $    (7,373)    $   (10,145)    $    (4,318)    $    (1,670)
                                 ================== =============== =============== =============== ===============
Basic earnings (loss) per          $      0.17            $ (0.36)        $ (0.54)        $ (0.36)
share
===============================  ================================== =============== ===============
Diluted earnings (loss) per        $      0.16            $ (0.36)        $ (0.54)        $ (0.36)
share
===============================  ================================== =============== ===============

Shares used in per share computations:

                                 ================================== =============== ===============
   Basic                                23,346             20,208          18,815          11,976
                                 ================================== =============== ===============
   Diluted                              25,653             20,208          18,815          11,976
                                 ================================== =============== ===============

                                                                    December 31,
                                 -----------------------------------------------------------------------------------
                                        1998             1997            1996            1995            1994
                                 -----------------------------------------------------------------------------------
Balance Sheet Data:                                                (in thousands)
Cash and cash equivalents          $    61,878        $     8,277     $    17,608     $     4,311     $       808

Working capital                         64,320             11,485          18,258           3,916           2,208

Total assets                           101,562             26,539          26,714           5,857           2,640

Long-term obligations                    3,245              3,081             587             593               -

Accumulated deficit                    (19,603)           (23,642)        (16,269)         (6,124)         (1,806)

Total stockholders' equity              81,809             15,121          21,016           4,254           2,526

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

       Overview..............................................................25

       Statement of Operations as a Percent of Total Revenues................26

       Results Of Operations.................................................26
         Revenues............................................................26
         Cost of revenues....................................................29
         Operating expenses and other income, net............................30
         Income taxes........................................................32
         Liquidity and capital resources.....................................33

       Quarterly Results of Operations.......................................34

       Recent Accounting Pronouncements......................................35

       Risk Factors..........................................................36


Overview

   BroadVision, Inc. develops, markets and supports fully integrated large scale application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. The Company's total end-to-end solutions provide businesses with a competitive advantage by enabling them to capitalize on the Internet as a unique platform to enhance commerce, provide critical self-service functions, and deliver highly specialized information to customers, suppliers, distributors, employees, or any other constituent of the extended enterprise through real-time interactive one-to-one relationships.

   The BroadVision One-To-One product family allows businesses to tailor Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis. BroadVision One-To-One applications achieve this result by interactively capturing Web site visitor profile information and targeting organized enterprise content to each visitor based on easily constructed business rules.

   The Company believes the benefits of these applications include enhanced customer satisfaction and loyalty, increased business volumes, reduced costs to service customers and execute transactions, as well as enhanced employee productivity.

   The Company sells its products and services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners. To date, the Company has signed business alliances with over 90 systems integration, design, consulting, and other services organizations worldwide, which has expanded the Company's sales and support infrastructure and post-sales implementation capabilities while broadening market awareness for the Company.

   The Company also places a strategic emphasis on developing technology alliances in order to ensure that the Company's products are based on industry standards and the Company is positioned to take advantage of current and emerging technologies. The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications by both the Company and its customers.


STATEMENT OF OPERATIONS AS A PERCENT OF TOTAL REVENUES

   The following table sets forth certain items reflected in the Company's consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

                                                                                 Years Ended December 31,
                                                                     -------------------------------------------
                                                                        1998           1997           1996
                                                                    -------------- -------------- --------------
Revenues:
     Software licenses                                                  70.8%          70.0%          68.6%
     Services                                                           29.2           30.0           31.4
                                                                    -------------- -------------- --------------
         Total revenues                                                100.0          100.0          100.0

Cost of revenues:
     Cost of license revenues                                            2.0            6.1            3.0
     Cost of services revenues                                          17.1           15.8           19.9
                                                                    -------------- -------------- --------------
         Total cost of revenues                                         19.1           21.9           22.9

                                                                    -------------- -------------- --------------
              Gross profit                                              80.9           78.1           77.1

Operating expenses:
     Research and development                                           18.1           27.3           45.8
     Sales and marketing                                                51.6           67.9          110.9
     General and administrative                                          7.4           11.1           18.7
                                                                    -------------- -------------- --------------
         Total operating expenses                                       77.1          106.3          175.4

                                                                    -------------- -------------- --------------
              Operating income (loss)                                    3.8          (28.2)         (98.3)

     Other income, net                                                   4.0            1.0            5.1

                                                                    -------------- -------------- --------------
              Income (loss) before income taxes                          7.8          (27.2)         (93.2)

     Income tax benefit                                                  0.1            -              -
                                                                    -------------- -------------- --------------

              Net income (loss)                                          7.9%         (27.2)%        (93.2)%
                                                                    ============== ============== ==============


RESULTS OF OPERATIONS

                                    Revenues

   The Company's revenues are derived from software license fees and fees charged for its services.

   The Company recognizes software license revenues when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

   Revenues allocated to software license fees, in general, are recognized upon consummation of the sale and the portion allocated to maintenance and support is recognized over the contracted period, which is typically one year.

   The Company's professional services include its Strategic Services Group, its Interactive Services Group, its Content and Creative Services Group, its Education Services Group, and its Technical Support Group. Maintenance fees relating to technical support and upgrades are recognized ratably over the contracted period. Consulting related services are typically recognized as services are performed.


   A summary of the Company's software and services revenues by geographic region for the periods indicated is as follows :

   (in thousands)
   -----------------------------------------------------------------------------------------------------
   Years Ended
   December 31,                     Software     %           Services    %          Total       %
   -----------------------------------------------------------------------------------------------------
   1998:           Americas          $  19,301   54%      $ 10,029     67%      $ 29,330     58%
                   Europe               13,879   38          3,065     21         16,944     33
                   Asia/Pacific          2,887    8          1,750     12          4,637      9
   ------------------------------------------------------------------------------------------------
                   Total             $  36,067  100%      $ 14,844    100%      $ 50,911    100%
   ================================================================================================

   1997:           Americas          $   8,584   45%      $  4,288     53%      $ 12,872     48%
                   Europe                8,835   47          2,015     25         10,850     40
                   Asia/Pacific          1,554    8          1,829     22          3,383     12
   ------------------------------------------------------------------------------------------------
                   Total             $  18,973  100%      $  8,132    100%      $ 27,105    100%
   ================================================================================================

   1996:           Americas          $   3,071   41%      $  1,335     39%      $  4,406     41%
                   Europe                2,257   30          1,023     30          3,280     30
                   Asia/Pacific          2,136   29          1,060     31          3,196     29
   ------------------------------------------------------------------------------------------------
                   Total             $   7,464  100%      $  3,418    100%      $ 10,882    100%
   ================================================================================================

                                1998 versus 1997

   For the year ended December 31, 1998, total revenues increased $23.8 million or 88% on a year-over-year basis which consisted of software license revenue increases of $17.1 million or 90% and professional services revenue increases of $6.7 million or 83%.

   The increase in software license revenues is attributable to continued strong market acceptance of the Company's core technology (BroadVision One-To-One Enterprise), expanding sales volumes of its three complementary WebApp packaged solutions (BroadVision One-To-One Commerce, BroadVision One-To-One Financial, and BroadVision One-To-One Knowledge), increasingly higher deployment license revenues; and to a lesser extent, product pricing increases that were effective October 1, 1998. The WebApp packaged solutions were first introduced in 1997 and have become an integral part of the Company's total applications solution which has proven to be a successful strategy for a highly evolving and intensely competitive marketplace. Application license related revenues for the Company's WebApp systems increased to $10.2 million in 1998 as compared to $2.4 million in 1997 which represents a 325% increase year over year. Deployment related license revenues increased to $14.8 million in 1998 as compared to $8.1 million in 1997, which represents a 83% increase year over year and is a result of repeat business and an increasingly higher number of live site customers.

   Throughout 1998, the Company made available newly enhanced applications and associated tools specifically designed for certain industries that require unique one-to-one relationship management functionality for product merchandising, retail financial services, and knowledge management. During May 1998, the Company expanded its product line by introducing a new application to the BroadVision One-To-One family of products: One-To-One Knowledge. In addition, the One-To-One Enterprise application product was significantly enhanced with Version 4, which shipped during September 1998 and enhanced versions of One-To-One Commerce and One-To-One Financial Version 4 application products were shipped during December 1998. Also during 1998, the Company enhanced its associated One-To-One tools which included the One-To-One Command Center (used by non-technical business managers to make rapid changes to their Web site without a programmer's intervention); the One-To-One Publishing Center (which allows a distributed team of non-technical content experts to collaboratively manage every aspect of content management), and the One-To-One Instant Publisher (a tool designed for casual content contributors).

   Although the Company has experienced revenue growth in recent periods, historical growth rates may not be sustained and may not be indicative of future operating results. The Company anticipates that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. The Company's Asia Pacific operations have experienced reduced growth rates over the past year as a result of the generally weak economic conditions of that region. As a result, the Company would expect that any significant growth in international revenues would most likely come from its European operations. There can be no assurance, however, that the Company will be able to maintain or increase international market acceptance for its family of products.

   During the year ended December 31, 1998, the Company continued to expand its strategic alliances with key industry partners to develop additional highly specialized applications. The Company expects to introduce these additional specialized applications products during 1999 and beyond.

   Some of the Company's strategic alliances to date include ventures with Macromedia to jointly develop the next version of its BroadVision One-To-One Design Center product; Hewlett-Packard to embed Web Quality of Service technologies into BroadVision products; Cisco Systems to create unique Cisco-BroadVision One-To-One reference architecture, configuration guides, and performance / scaleability benchmarks; S1 to jointly develop and market products based on VFM, S1's suite of Internet-based financial services applications; and Sema Group to jointly develop and market BroadVision One-To-One applications for the telecommunications sector.

   The increase in professional services revenue is a result of a higher level of consulting related services associated with the increased business volumes and a higher level of customer support revenues derived from an increasingly larger installed customer base. Maintenance revenues were $5.1 million in 1998 as compared to $2.1 million in 1997. During the year ended December 31, 1998, the Company licensed approximately 121 new customers (including system integration / distributor partners) which compares with approximately 104 during the year ended December 31, 1997. As of December 31, 1998, the Company had a total installed license base of over 250 customers which compares with approximately 153 as of December 31, 1997. The Company's professional services revenues as a percentage of total revenues may decline to the extent the Company's strategy of developing business alliances with third parties, such as system integrators, continues to expand.

   In June 1998, the Company re-negotiated an existing royalty arrangement with one of its software vendors. As a result of the re-negotiation, the Company paid the vendor a fixed fee of $1.25 million for royalties through 2001 and certain internal development rights through 1999. Previously, the Company had an existing arrangement with this vendor whereby the Company made quarterly royalty payments based on a percentage of product revenues. Concurrent with the re-negotiation, the Company sold this vendor an end-use software license totaling $1.25 million, inclusive of maintenance and support. The sale to this vendor resulted in software license revenues of approximately $1.0 million during the quarter ended June 30, 1998.

   In July 1998, the Company finalized a strategic alliance with S1, an Internet virtual financial services company. Accordingly, BroadVision sold S1 specified software licenses including certain re-seller rights in exchange for 181,610 shares of restricted S1 common stock that had a fair value of approximately $4.0 million. As part of the agreement, the companies also agreed to jointly develop and market a suite of Internet-based products based on S1's Internet banking products and BroadVision's One-to-One Financial WebApp. As a result of the transaction, the Company recognized license revenues of approximately $1.9 million and deferred revenues of approximately $2.1 million during the quarter ended September 30, 1998. The $2.1 million of deferred revenues consisted of $1,015,000 of deferred software license fees and joint development services, $949,000 for three years of maintenance and support, and $175,000 of specified training services. The deferred software license fees and joint development services revenue will be recognized as revenue as the joint development services are performed. The deferred maintenance will be recognized as revenue ratably over the maintenance term, and the deferred training services will be recognized as the training is performed.

   In addition to the strategic alliance to jointly develop product, the Company entered into a $3.5 million license and maintenance agreement with Sema Group in December 1998. As part of the agreement, Sema Group purchased licenses to resell the Company's existing software products and received expanded territorial rights. The licensing agreement with this reseller resulted in software license revenues of approximately $2.75 million during the quarter ended December 31, 1998.

                                1997 versus 1996

   Total annual revenues for the Company were $27.1 million in 1997 as compared to $10.9 million in 1996, which represents an increase of 149% year-over-year. Annual software license revenues were $19.0 million in 1997 as compared to $7.5 million in 1996, which represents an increase of 154% year-over-year. Annual professional services revenues were $8.1 million in 1997 as compared to $3.4 million in 1996, which represents an increase of 138% year-over-year.

   The increase in license revenues is a result of strong market acceptance of the Company's cornerstone product, the BroadVision One-to-One Enterprise, which was augmented by the introduction in 1997 of new complementary WebApp packaged solutions; One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge. The increase in professional services revenue is a result of higher business volumes, greater utilization of the Company's professional consultants and an expanding installed customer base under maintenance contracts. Maintenance revenues were $2.1 million in 1997 as compared to $599,000 in 1996.

                                Cost of Revenues

   Cost of license revenues includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs.

   Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post contract customer support, and instructional training services.

                                                              Years Ended December 31,
                                           ---------------------------------------------------------------
          (in thousands)                     1998      %        1997     %         1996         %
          --------------                     ----      -        ----     -         ----         -
          Cost of license revenues [1]       $1,001     3%      $1,664     9%      $  330        4%
          Cost of services revenues [2]       8,704    59        4,284    53        2,164       63
                                             ------    --       ------    ---      ------       --


          Total cost of revenues [3]         $9,705    19%      $5,948    22%      $2,494       23%
                                             ======    ==       ======    ==       ======       ==


           [1] --  Percentage  is  calculated  based on total  software  license revenues for the period indicated

           [2] -- Percentage is calculated based on total services  revenues for the period  indicated

           [3] -- Percentage is calculated  based on total revenues for the period indicated


                                1998 versus 1997

   For the year ended December 31, 1998, cost of license revenues decreased $663,000 or 40% on a year-over-year basis. Cost of software licenses as a percent of license revenues was 3% in 1998 as compared to 9% in 1997. Cost of services revenues during 1998 increased $4.4 million or 103% on a year-over-year basis. Cost of services as a percent of services revenues was 59% in 1998 as compared to 53% in 1997.

   The decrease in cost of license revenues, in both absolute dollar and relative percentage terms, was principally a result of lower commissioned agent fees and third party royalty rates. The Company continues to expand its in-house sales force capabilities and during 1998 Company-generated direct sales were higher and commissioned agent sales were lower relative to 1997.

   In addition, royalty costs relative to total license revenues decreased as a result of the Company renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for a period through 2001.

   The increase in cost of services revenues in absolute dollar terms during 1998 as compared to 1997 is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting demands.

   The increase in cost of services as a percentage of services revenues is a result of higher utilization of outside consultants in relation to the extent previously utilized during the prior year period. The Company expects that services costs will continue to increase in absolute dollar terms as the Company continues to expand its services organization to support higher business volumes.


                                1997 versus 1996

   Cost of license revenues on an annual basis was $1.7 million or 9% of related software license revenues in 1997 as compared to $330,000 or 4% of related software license revenues in 1996.

   Cost of license revenues increased in both absolute dollar and relative percentage terms during 1997 as compared to 1996 due to expanded sales volumes and higher commissioned agent fees as a result of increased distributor sales volume. Commissioned agent fees were $703,000 in 1997 as compared to $80,000 in 1996. To a lesser extent, an increased number of third-party products bundled with or embedded in the Company's products also contributed to the increases.

   Cost of services revenues on an annual basis was $4.3 million or 53% of related services revenues in 1997 as compared to $2.2 million or 63% of related services revenue in 1996.

   Cost of services revenues increased 98% in absolute dollar terms during 1997 as compared to 1996 due to expanded business volumes, as represented by the 138% increase in total services revenues. The higher level of costs in absolute dollar terms are attributable to additions to the Company's consulting staff, the employment of outside consultants to meet short-term consulting demands, an increasing number of licenses with support or maintenance components, and a higher level of fixed costs resulting from the Company's expansion of its services organization to meet higher business volumes. The decrease in cost of services revenues as a percentage of total services revenues during 1997 as compared to 1996 is principally a result of increased utilization of professional staff.


                    Operating Expenses and Other Income, net

   Research and development expenses consist primarily of salaries, employee-related benefit costs, and consulting fees incurred in association with the development of the Company's products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized subject to recoverability. The costs incurred by the Company subsequent to the establishment of a working model but prior to general release have not been significant. To date, the Company has not capitalized any software development costs.

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


A summary of the Company's operating expenses and net other income for the periods indicated is as follows:

                                                              Years Ended December 31,
                                           ---------------------------------------------------------------
          (in thousands)                     1998      % [1]       1997      % [1]       1996      % [1]
          --------------                  --------------------  --------------------  --------------------

          Research and Development        $   9,227      18%    $   7,392     27%     $   4,985      46%
          Sales and Marketing                26,269      52        18,413     68         12,066     111
          General and Administrative          3,786       7         2,990     11          2,034      19
                                         --------------------  --------------------  --------------------

          Total Operating Expenses        $  39,282      77%    $  28,795    106%     $  19,085     176%
                                         ====================  ====================  ====================

          Other income, net               $  2,036        4%    $    265       1%     $    552       5%
                                         ====================  ====================  ====================

           [1] --  Expressed as a percent of total revenues for the period indicated



                                1998 versus 1997

   Research and  development  expenses for the year were $9.2 million in 1998 as
compared  to  $7.4  million  in  1997  which   represents  an  increase  of  25%
year-over-year.

   Sales and marketing expenses for the year were $26.3 million in 1998 as compared to $18.4 million in 1997 which represents an increase of 43% year-over-year.

   General and administrative expenses for the year were $3.8 million in 1998 as
compared  to  $3.0  million  in  1997  which   represents  an  increase  of  27%
year-over-year.

   Net other income for the year was $2.0 million in 1998 as compared to $265,000 in 1997 which represents an increase of 668% year-over-year.

   The increase in research and development expenses in absolute dollar terms is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the
development  of  the  Company's  next  generation  of  products.   Research  and
development expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects research and development expenses will continue to increase in absolute dollars terms.

   The increases in sales and marketing expenses in absolute dollar terms reflects the cost of hiring additional sales and marketing personnel, the continued development of sales distribution channels, and the expansion of promotional activities and marketing related programs. In addition, commission rates were higher during 1998 as result of sales people exceeding their sales quotas. Sales and marketing expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

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

   The increase in net other income is attributable to a higher level of investment income during the year as a result of earnings on proceeds received from a follow-on public stock offering in March 1998.

                                1997 versus 1996

   Research and  development  expenses for the year were $7.4 million in 1997 as
compared  to  $5.0  million  in  1996  which   represents  an  increase  of  48%
year-over-year.

   Sales and marketing expenses for the year were $18.4 million in 1997 as compared to $12.1 million in 1996 which represents an increase of 53% year-over-year.

   General and administrative expenses for the year were $3.0 million in 1997 as
compared  to  $2.0  million  in  1996  which   represents  an  increase  of  47%
year-over-year.

   Net other income for the year was $265,000 in 1997 as compared to $552,000 in 1996 which represents a decrease of 52% year-over-year.

   The increase in research and development expenses is primarily attributable to costs associated with additional personnel within those operations for the enhancement of existing products and the development of new products.

   The overall increases in sales and marketing expenditures reflect the cost of hiring additional sales and marketing personnel, developing and expanding sales distribution channels, new product introductions, and expanding promotional activities.

   The increases in general and administrative expenses are attributable to the hiring of additional administrative and management personnel, increased professional fees, additional provision for doubtful accounts, and additional infrastructure to support the expansion of the Company's operations.


                                  Income Taxes

   For the year ended December 31, 1998, the Company recorded a net income tax benefit of $79,000, comprised of a deferred tax benefit of $700,000 and current tax expense of $621,000.

   The Company recorded a deferred tax benefit during 1998 due to the reversal of a portion of the valuation allowance previously provided against its deferred tax assets after evaluation of all available evidence about the realizability of the deferred tax assets. In determining that it is more likely than not that the net deferred tax assets as of December 31, 1998 will be realized, the Company assumed a limited amount of future taxable income considering all available evidence and the Company's profitability during 1998. The Company assumed only a limited amount of future taxable income after considering such factors as a history of operating losses prior to the second quarter of 1998, the nature of the Company's deferred tax assets, the lack of significant firm sales backlog and the length of the sales cycle, the competitive market in which the Company operates, and the lack of carryback capacity to realize the deferred tax assets.

   The Company recorded current tax expense during 1998 primarily related to foreign withholding and alternative minimum taxes. During 1997 and 1996, the Company generated pre-tax losses of $7.4 million and $10.1 million, respectively. Due to the uncertainty about the realizability of the deferred tax assets, the Company recorded a full valuation allowance to reduce the net deferred tax assets to zero as of both December 31, 1997 and 1996.

   As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $12,973,000 and $5,539,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $790,000 and $666,000, respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2010 through 2012, if not utilized. The state net operating loss carryforwards expire in the years 2000 through 2002.

   The state research and development credits can be carried forward indefinitely. As of December 31, 1998, the Company's foreign subsidiaries had net operating loss carryforwards in foreign jurisdictions of approximately $5,400,000 that can be used to offset future foreign income. Of these losses, approximately $1,600,000 expire in the years 2001 through 2003. Approximately $3,800,000 of these losses can be carried forward indefinitely. Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.


                         Liquidity and Capital Resources

The Company's liquidity along with selected ratios are set forth below:

                                                  Years Ended December 31,
                                           -------------------------------------
(Dollars in thousands)                       1998           1997         1996
                                           ---------      ---------      -------

Cash and cash equivalents                  $  61,878      $   8,277      $17,608
                                           =========      =========      =======

Working capital                            $  64,320      $  11,485      $18,258
                                           =========      =========      =======

Working capital ratio                      4.9 : 1        2.4 : 1        3.5 : 1
                                           =========      =========      =======


   At December 31, 1998, the Company had $61.9 million in cash and cash equivalents which represents an increase of $53.6 million as compared to December 31, 1997. The Company currently has no significant capital commitments other than obligations under equipment and operating leases and $3.5 million outstanding under a term debt credit facility with its commercial bank. The Company has funded its operations by cash generated from operations, the private placement of Common and Preferred Stock and public offerings of its Common Stock (through May 1996, private placements provided net proceeds totaling $15.5 million and public stock offerings during June 1996 and March 1998 netted the Company proceeds of $20.7 million and $53.7 million, respectively).

   Cash provided by operating activities was $1.4 million in 1998 and cash used for operating activities was $8.7 million and $8.4 million in 1997 and 1996, respectively. Cash used for investing activities was $6.6 million, $3.6 million and $4.4 million in 1998, 1997 and 1996, respectively, and was primarily for capital expenditures and the acquisition of long-term strategic investments. Cash provided by financing activities was $58.8 million, $2.9 million and $26.1 million in 1998, 1997, and 1996, respectively, and consists primarily of proceeds from the issuance of stock and, to a lesser extent, proceeds from borrowings.

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


QUARTERLY RESULTS OF OPERATIONS

                                                             Statement of Operations
                              --------------------------------------------------------------------------------------
                                         1998 Quarter Ended                          1997 Quarter Ended
                              ------------------------------------------  ------------------------------------------
(in thousands)                 Dec 31     Sept 30   June 30    Mar 31      Dec 31     Sept 30   June 30    Mar 31
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Revenues:
   Software licenses           $11,612    $ 9,158   $ 8,018    $ 7,279     $ 6,213    $ 5,513   $ 4,098    $ 3,148
   Services                      4,404      4,273     3,367      2,800       2,420      1,641     1,929      2,143
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Total revenues                  16,016     13,431    11,385     10,079       8,633      7,154     6,027      5,291

Cost of revenues:
   Cost of software licenses       364        237       213        187         566        460       425        214
   Cost of services              2,439      2,553     2,092      1,620       1,130      1,010     1,001      1,143
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Total cost of revenues           2,803      2,790     2,305      1,807       1,696      1,470     1,426      1,357
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Gross profit                    13,213     10,641     9,080      8,272       6,937      5,684     4,601      3,934

Operating expenses:
   Research and development      2,751      2,394     2,049      2,033       1,797      2,113     1,802      1,680
   Sales and marketing           7,880      6,285     6,243      5,861       5,323      4,630     4,257      4,204
   General and administrative    1,225        977       760        824         780        763       700        746
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Total operating expenses        11,856      9,656     9,052      8,718       7,900      7,506     6,759      6,630
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Operating income (loss)          1,357        985        28       (446)       (963)    (1,822)   (2,158)    (2,696)

Other income (expense), net        655        769       665        (53)       (123)       131        49        209
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Income (loss) before tax         2,012      1,754       693       (499)     (1,086)    (1,691)   (2,109)    (2,487)

Income tax benefit                  79          -         -          -           -          -         -          -
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Net income (loss)              $ 2,091    $ 1,754   $   693    $  (499)    $(1,086)   $(1,691)  $(2,109)   $(2,487)
                              ========== ==================== ==========  ========== ==================== ==========

As a Percentage of Revenues

Revenues:
   Software licenses              72.5%     68.2%     70.4%       72.2%       72.0%     77.1%     68.0%      59.5%
   Services                       27.5      31.8      29.6        27.8        28.0      22.9      32.0       40.5
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Total revenues                   100.0     100.0     100.0       100.0       100.0     100.0     100.0      100.0

Cost of revenues:
   Cost of software licenses       2.3       1.8       1.8         1.8         6.6       6.4       7.1        4.0

   Cost of services               15.2      19.0      18.4        16.1        13.1      14.1      16.6       21.6
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Total cost of revenues            17.5      20.8      20.2        17.9        19.6      20.5      23.7       25.6
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Gross profit                      82.5      79.2      79.8        82.1        80.4      79.5      76.3       74.4

Operating expenses:
   Research and development       17.2      17.8      18.0        20.2        20.8      29.5      29.9       31.8
   Sales and marketing            49.2      46.8      54.8        58.1        61.7      64.7      70.6       79.4
   General and administrative      7.6       7.3       6.7         8.2         9.0      10.7      11.6       14.1
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Total operating expenses          74.0      71.9      79.5        86.5        91.5     104.9     112.1      125.3
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Operating income (loss)            8.5       7.3       0.3        (4.4)      (11.1)    (25.4)    (35.8)     (50.9)

Other income (expense), net        4.1       5.8       5.8        (0.6)       (1.4)      1.8       0.8        3.9
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Income (loss) before tax          12.6      13.1       6.1        (5.0)      (12.6)    (23.6)    (35.0)     (47.0)

Income tax benefit                 0.5       -         -           -           -         -     -              -
                              ---------- -------------------- ----------  ---------- -------------------- ----------
Net income (loss)                 13.1%     13.1%      6.1%       (5.0)%     (12.6)%   (23.6)%   (35.0)%    (47.0)%
                              ========== ==================== ==========  ========== ==================== ==========

   The above tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended December 31, 1998, as well as such data expressed as a percentage of the Company's total revenues for the period indicated. This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments
(consisting only of normal recurring adjustments) necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

   The unaudited quarterly information above should be read in conjunction with the Consolidated Financial Statements of the Company and Notes thereto included elsewhere in this Form 10-K. The Company believes that period-to-period comparisons of its financial results are not necessarily indicative of future results and should not be relied upon as an indication of future performance. The Company expects to experience significant fluctuations in future quarterly operating results that may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, the length of the Company's sales cycle, market acceptance of new products, the pace of development of the market for online commerce, the mix of the Company's products sold, the size and timing of significant orders and the timing of customer production or deployment, demand for the Company's products, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of service agreements, product life cycles, software defects and other product quality problems, changes in strategy, changes in key personnel, the extent of international expansion, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, changes in the level of operating expenses to support projected growth, and general economic conditions.

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


RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt SFAS No. 133 beginning on January 1, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements or related disclosures.

   In March 1998, the American Institute of Certified Public Accountants ("AICPA") issued Statement of Position ("SOP") 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 beginning on January 1, 1999. The Company does not believe that the adoption of SOP 98-1 will have a significant impact on the Company's consolidated financial statements or related disclosures.

   In December 1998, the Accounting Standards Executive Committee ("AcSEC") of the AICPA issued SOP 98-9 Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its revenue accounting as a result of the provisions of SOP 98-9.


RISK FACTORS

This Form 10-K contains forward-looking statements that involve risks and uncertainties. The Company's actual results may differ materially from the results discussed in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed below and elsewhere in this Form 10-K.

Limited Operating History; Fluctuations in Quarterly Operating Results

   The Company's limited operating history makes the prediction of future results of operations difficult and, accordingly, there can be no assurance that the Company will achieve or sustain revenue growth or profitability. In addition, the Company has only limited historical financial data for quarterly periods on which to base planned operating expenses. The Company's expense levels are based in part on its product development requirements as well as its expectations as to future revenues. The Company anticipates that its operating expenses will increase substantially for the foreseeable future as the Company continues to develop and market its initial products, increase its sales and marketing activities, create and expand the distribution channels for its products, and broaden its customer support capabilities.

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

Early Stage of Market Development; Dependence on the Internet

   The Company's products and services facilitate online communication and commerce over public and private networks. The market for the Company's products and services is in its early stages of development and is rapidly evolving. As is typical for new and rapidly evolving industries, demand and market acceptance for recently introduced products and services are subject to a high level of uncertainty, especially where, as is true of the Company, acquisition of the product requires a large capital commitment or other significant commitment of resources. With respect to the Company, this uncertainty is compounded by the risks that consumers and enterprises will not adopt electronic commerce and knowledge management and that an appropriate infrastructure necessary to support increased commerce and communication on the Internet will fail to develop, in each case, to a sufficient extent and within an adequate time frame to permit the Company to succeed. Adoption of electronic commerce and knowledge
management,   particularly  by  those  individuals  and  enterprises  that  have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and substantially different methods of conducting business and exchanging information. Moreover, the Company's products and services involve a new approach to the conduct of online business and, as a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of the Company's products and services in order to generate demand for the Company's systems. For example, enterprises that have already invested substantial resources in other methods of conducting business may be reluctant or slow to adopt a new approach that may replace, limit, or compete with their existing systems.

   Similarly, individuals with established patterns of purchasing goods and services may be reluctant to alter those patterns or may otherwise be resistant to providing the personal data which is necessary to support the Company's consumer profiling capability. Moreover, the security and privacy concerns of existing and potential users of the Company's products and services may inhibit the growth of online business generally and the market's acceptance of the Company's products and services in particular. Accordingly, there can be no assurance that a viable market for the Company's products will emerge or be sustainable. Sales of most of the Company's products and services will depend upon the adoption of the Internet as a widely used medium for commerce and communication. The Internet has experienced, and is expected to continue to experience, significant growth in the number of users and amount of traffic. There can be no assurance that the Internet infrastructure will continue to be able to support the demands placed on it by this continued growth. In addition, the Internet could lose its viability due to delays in the development or adoption of new standards and protocols to handle increased levels of Internet activity or due to increased governmental regulation. Moreover, certain issues concerning the commercial use of the Internet (such as, security, reliability, cost, ease of use, accessibility, and quality of service) and the subsequent outcomes of such issues may negatively affect the growth of Internet use or the attractiveness of commerce and communication on the Internet. Because global commerce and online exchange of information on the Internet and other similar open wide area networks are relatively new and evolving, there can be no assurance that the Internet will prove to be a viable commercial marketplace. If critical issues concerning the commercial use of the Internet are not favorably resolved, if the necessary infrastructure and complementary products are not developed, or if the Internet does not become a viable commercial marketplace, the Company's business, financial condition, and operating results will be materially adversely affected.

Potential Impact of Privacy Concerns

   One of the principal features of the BroadVision One-To-One applications products is the ability to develop and maintain profiles for use by business managers in determining the nature of the content to be provided to that customer. Typically, profile information is often captured when consumers, business customers, and employees visit a site on the Web and volunteer information in response to survey questions concerning their backgrounds, interests, and preferences. Profiles are augmented over time through the collection of usage data. Although BroadVision One-To-One products are designed to enable the development of applications that permit Web site visitors to prevent the distribution of any of their personal data beyond that specific Web site, privacy concerns may nevertheless cause visitors to be resistant to providing the personal data necessary to support this profiling capability. Moreover, even the perception of substantial security and privacy concerns, whether or not valid, may indirectly inhibit market acceptance of the Company's products. In addition, such concerns may be heightened by legislative or regulatory requirements that require notification to Web site users that the data captured as a result of visitation of certain Web sites may be used by marketing entities to unilaterally address product promotion and advertising to that user.

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

Competition

   The market for online interactive relationship management applications is rapidly evolving, and intensely competitive. The Company expects competition to persist and intensify in the future. The Company's primary competition comes from in-house development efforts by potential customers or partners. The Company's competitors also include other vendors of application software directed at interactive commerce and financial services and Web content developers engaged to develop custom software or to integrate other application software into custom solutions. The Company currently encounters direct competition from Edify Corporation ("Edify"), InterWorld Corporation ("InterWorld"), International Business Machines Inc. ("IBM"), Microsoft Corporation ("Microsoft"), Open Market Inc. ("OMI"), and Vignette Corporation ("Vignette"), among others. Some of these competitors have longer operating histories, and significantly greater financial, technical, marketing, and other resources than the Company and thus may be able to respond more quickly to new or changing opportunities, technologies, and customer requirements. Also, current and potential competitors may have greater name recognition and more extensive customer bases that could be leveraged, thereby gaining market share to the Company's detriment. Such competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies, and offer more attractive terms to purchasers than the Company. Moreover, certain of the Company's current and potential competitors, such as IBM and Microsoft, may bundle their products in a manner that may discourage users from purchasing products offered by the Company. In addition, current and potential competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share.

   The principal competitive factors affecting the market for the Company's products are depth and breadth of functionality offered, ease of application development, time required for application development, reliance on industry standards, reliability, scaleability, maintainability, personalization and other features, product quality, price, and customer support. The Company believes it presently competes favorably with respect to each of these factors. However, the Company's market is still evolving, and there can be no assurance that the Company will be able to compete successfully with current or future competitors, or that competitive pressures faced by the Company will not have a material adverse effect on the Company's business, financial condition, and operating results.

Product and Customer Concentration

   To date, substantially all of the Company's revenues have been attributable to sales of licenses of the BroadVision One-To-One Enterprise and related WebApp packaged solutions and associated services. The Company currently expects the BroadVision One-To-One Applications Products and related services to account for most of its future revenues. Accordingly, if any of the Company's customers are not able to successfully develop and deploy an online marketplace using BroadVision One-To-One Applications Products, the Company's reputation could be damaged, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, factors adversely affecting the pricing of or demand for the BroadVision One-To-One Applications Products, such as competition or technological change, could have a material adverse effect on the Company's business, financial condition, and operating results. The Company's future financial performance will depend, in significant part, on the successful development, introduction, and customer acceptance of new and enhanced versions of the BroadVision One-To-One Applications Products and other new products the Company may develop. There can be no assurance that the Company will be successful in upgrading and continuing to market the
BroadVision One-To-One Applications Products or that the Company will successfully develop new products or that any new products will achieve market acceptance.

   During 1998, no customer accounted for more than 10% of the Company's total revenues. In 1997, software license and service revenues from one customer accounted for approximately 11% of the Company's total revenues and during 1996 one different customer accounted for 10% of the Company's total revenues.

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

Dependence on Systems Integrators

   The Company's potential customers may rely on third-party systems integrators to develop, deploy, and manage online marketplaces. If the Company were unable to adequately train a sufficient number of systems integrators or if, for any reason, a large number of such integrators were to adopt a different product or technology instead of the BroadVision One-To-One Applications Products, the Company's business, financial condition, and operating results could be materially and adversely affected.

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

Year 2000 Compliance

Background and Risks - Many currently installed computer systems and software and devices with imbedded technology are coded to two digits for time sensitive dating purposes. Beginning with the year 2000, these date code fields will need to be four digit functional in order to distinguish between 21st century dates and 20th century dates. For example, computer programs that have date sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. As a result, in less than a year, computer systems, software products and devices with imbedded technology used by many companies may need to be upgraded to comply with such "Year 2000" requirements. This type of Year 2000 error could potentially cause system failures or miscalculations that could disrupt operations, including among other things a temporary inability to process transactions, issue invoices or engage in similar normal business activities. The most likely worst case scenarios could include hardware failure and the failure of infrastructure services provided by government agencies and other third parties (e.g., electricity, telephone service, water transport, Internet services, etc.).

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

State of Readiness - The Company utilizes various financial and managerial information systems within its operations in the United States, Europe and Asia which the Company believes to be or will be Year 2000 compliant. As part of its normal course of business, the Company analyzes its information system requirements in relation to its business operating goals and strategic objectives and expects to implement new systems during 1999 that will be Year 2000 compliant. The Company is also analyzing its other systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. Such other systems include non-information technology systems and services utilized by the Company in its business operations, such as power, telecommunications, security and general facilities. The Company is in the process of assessing whether its material suppliers and vendors are Year 2000 compliant. The Company expects to complete its analysis of these other systems and the assessment of its third party vendor readiness by June 30, 1999.

Costs for Year 2000 Compliance - Costs that may be incurred by the Company pertaining to Year 2000 compliance issues include identification, assessment, remediation and testing efforts, as well as potential costs to be incurred by the Company with respect to Year 2000 issues of third parties. To date, the costs incurred by the Company directly related to Year 2000 issues have been minimal, even in cases where non-compliant information technology systems were redeployed or replaced. Although the Company has not completed its assessment of all specific costs, if any, related to achieving complete Year 2000 compliance, management believes such costs will not be material to the Company's financial condition or results of operations based on its analysis to date.

Contingency Plans - The Company continues to assess certain of its Year 2000 exposure areas in order to determine what additional steps, beyond those identified by the Company's internal review to date, are advisable. The Company is currently in the process of developing a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence. The Company expects to complete its plan by June 30, 1999. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, any failure of the Company to adequately address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition, and results of operations. In addition, if all of the Year 2000 issues are not properly identified, or adequate assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue would not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, partners or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

Dependence on Intellectual Property Rights

   The Company's success and ability to compete are dependent to a significant degree on its proprietary technology. Although the Company holds a patent, issued in January 1998, on elements of its BroadVision One-To-One Application System, there can be no assurance as to the degree of intellectual property protection the patent will provide. Such as with the lawsuit filed by BroadVision against ATG on December 11, 1998. The complaint filed by BroadVision alleges that ATG is infringing BroadVision's U.S. Patent No. 5,710,887 and seeks injunctive relief and unspecified damages. On February 3, 1999, ATG filed an answer and counterclaim against BroadVision in which ATG seeks declaratory judgment for non-interference and declaratory judgment for invalidity of the patent.

   The Company has relied primarily on copyright, trade secret, and trademark law to protect its technology and has registered "BroadVision" and applied for registration of "BroadVision One-To-One" as trademarks in the United States. It is possible that competitors of the Company or others will adopt product names similar to "One-To-One," thereby impeding the Company's ability to build brand identity and possibly leading to customer confusion. The Company provides its products to end users generally under nonexclusive, nontransferable licenses during the term of the relevant agreement, which is usually in perpetuity. Under the general terms and conditions of the Company's standard license agreement, the licensed software may be used solely for internal operations pursuant to BroadVision's published licensing practices. The Company makes source code available for certain portions of its products. The source code for the Company's proprietary software is protected both as a trade secret and as a copyrighted work. The provision of source code may increase the likelihood of misappropriation by third parties.

   The Company's policy is to enter into confidentiality and assignment agreements with its employees, consultants, and vendors and generally to control access to and distribution of its software, documentation, and other proprietary information. Notwithstanding these precautions, it may be possible for a third party to copy or otherwise obtain and use the Company's software or other proprietary information without authorization or to develop similar software independently. Policing unauthorized use of the Company's products is difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software or other data transmitted. The laws of other countries may afford the Company little or no effective protection of its intellectual property. There can be no assurance that the steps taken by the Company will prevent misappropriation of its technology or that agreements entered into for that purpose will be enforceable. In addition, litigation such as the lawsuit against ATG, may be necessary in the future to enforce the Company's intellectual property rights, to protect the Company's trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. Such litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could have a material adverse effect on the Company's business, financial condition, and operating results. See "Business--Intellectual Property and Other Proprietary Rights."

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

Risks Associated with International Strategy

   In 1998, approximately 42% of the Company's total revenues were derived from sales outside of North America. A component of the Company's strategy is its planned expansion of its international activities. The Company's Asia Pacific operations have experienced reduced growth rates over the past year as a result of the generally weak economic conditions of that region. As a result, the Company would expect that any significant growth in international revenues would most likely come from its European operations. There can be no assurance that the Company will be able to maintain and expand its activities in international markets. In addition, there are certain risks inherent in doing business in international markets, such as unexpected changes in regulatory requirements, export controls relating to encryption technology and other export restrictions, tariffs and other trade barriers, difficulties in staffing and managing foreign operations, political instability, fluctuations in currency exchange rates, reduced protection for intellectual property rights in some countries, seasonal reductions in business activity during the summer months in Europe and certain other parts of the world, and potentially adverse tax consequences, any of which could adversely impact the success of the Company's international operations. There can be no assurance that one or more of such factors will not have a material adverse effect on the Company's current or future international operations and, consequently, on the Company's business, financial condition, and operating results.

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

   The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available when needed on terms favorable to the Company, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Liquidity and Capital Resources."

Management of a Changing Business

   The Company has experienced substantial change and expansion in its business and operations since its inception in 1993 and expects to continue to experience periods of rapid change. The Company's past expansion has placed, and any future expansion would place, significant demands on the Company's administrative, operational, financial, and other resources. The Company expects operating expenses and staffing levels to increase substantially in the future. In particular, the Company intends to hire a significant number of additional personnel in 1999 and later years. Competition for such personnel is intense, and there can be no assurance that the Company will be able to attract, assimilate, or retain additional highly qualified personnel in the future. The Company also expects to expend resources with respect to future expansion of its accounting and internal management systems and the implementation of a variety of new systems and procedures. In addition, the Company expects that future expansion will continue to challenge the Company's ability to train, motivate, and manage its employees and to attract and retain qualified senior managers and technical persons, such as programmers and software architects. If the Company's revenues do not increase in proportion to its operating expenses, the Company's management systems do not expand to meet increasing demands, the Company fails to attract, assimilate, and retain qualified personnel, or the Company's management otherwise fails to manage the Company's expansion effectively, there would be a material adverse effect on the Company's business, financial condition, and operating results.

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

ITEM 7(a). QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

   The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company had no derivative financial instruments as of December 31, 1998 and 1997. The Company places its investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

   The Company's financial instrument holdings as of December 31, 1998 were analyzed to determine their sensitivity to interest rate changes. In our sensitivity analysis, we assumed an adverse change in interest rates of 500 basis points and the expected effect on net income was insignificant.



ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


                          INDEPENDENT AUDITORS' REPORT


The Board of Directors and Stockholders
BroadVision, Inc.:

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 1998 and 1997, and the results of their operations and their cash flows for each of the years in the three-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                                              KPMG LLP

Mountain View, California
January 26, 1999


                                    BROADVISION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED BALANCE SHEETS
                                   (In thousands, except per share data)

                                                                                     December 31,
                                                                       -----------------------------------------
                                                                              1998                 1997
                                                                       -------------------- --------------------

                               ASSETS
Current assets:
   Cash, and cash equivalents                                             $     61,878         $       8,277
   Restricted cash                                                                   -                 1,400
   Restricted short-term investments                                                 -                   796
   Accounts receivable, less allowance for doubtful accounts
     of $788 and $671 for 1998 and 1997, respectively                           15,361                 8,783
   Prepaids and other                                                            3,589                   566
                                                                       -------------------- --------------------
       Total current assets                                                     80,828                19,822

Property and equipment, net                                                      8,034                 6,467
Long-term investments                                                           11,546                     -
Other assets                                                                     1,154                   250
                                                                       ==================== ====================
       Total assets                                                       $    101,562         $      26,539
                                                                       ==================== ====================


                LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:
   Accounts payable                                                       $      2,243        $        1,863
   Accrued expenses                                                              4,933                 2,168
   Unearned revenue                                                              1,918                   532
   Deferred maintenance                                                          6,157                 2,552
   Current portion of capital lease obligations                                    709                   773
   Current portion of long-term debt                                               548                   449
                                                                       -------------------- --------------------
       Total current liabilities                                                16,508                 8,337

Capital lease obligations                                                          270                   803
Long-term debt                                                                   2,924                 2,202
Other liabilities                                                                   51                    76
                                                                       -------------------- --------------------
       Total liabilities                                                        19,753                11,418

Commitments

Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 5,000 shares authorized; none issued and outstanding
   Common stock, $0.0001 par value; 50,000 shares authorized; 24,796
     and 20,343 shares issued and outstanding in 1998 and 1997,                      2                     2
      respectively
   Additional paid-in capital                                                   98,767                40,366
   Deferred compensation                                                          (555)               (1,605)
   Accumulated other comprehensive income                                        3,198                     -
   Accumulated deficit                                                         (19,603)              (23,642)
                                                                       -------------------- --------------------
       Total stockholders' equity                                               81,809                15,121
                                                                       -------------------- --------------------
       Total liabilities and stockholders' equity                        $     101,562         $      26,539
                                                                       -------------------- --------------------

                                      See accompanying notes to consolidated financial statements


                                                              BROADVISION, INC. AND SUBSIDIARIES
                                                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                                           (In thousands, except per share amounts)


                                                                                                  Years Ended December 31,
                                                                                        --------------------------------------------
                                                                                          1998             1997              1996
                                                                                        --------         --------          --------

Revenues:
     Software licenses                                                                  $ 36,067         $ 18,973          $  7,464
     Services                                                                             14,844            8,132             3,418
                                                                                        --------         --------          --------
         Total revenues                                                                   50,911           27,105            10,882

Cost of revenues:
     Cost of license revenues                                                              1,001            1,664               330
     Cost of services revenues                                                             8,704            4,284             2,164
                                                                                        --------         --------          --------
         Total cost of revenues                                                            9,705            5,948             2,494

                                                                                        --------         --------          --------
              Gross profit                                                                41,206           21,157             8,388

Operating expenses:
     Research and development                                                              9,227            7,392             4,985
     Sales and marketing                                                                  26,269           18,413            12,066
     General and administrative                                                            3,786            2,990             2,034
                                                                                        --------         --------          --------
         Total operating expenses                                                         39,282           28,795            19,085

                                                                                        --------         --------          --------
              Operating income (loss)                                                      1,924           (7,638)          (10,697)

Other income, net                                                                          2,036              265               552

                                                                                        --------         --------          --------
              Income (loss) before income taxes                                            3,960           (7,373)          (10,145)

Income tax benefit                                                                            79             --                --

                                                                                        ========         ========          ========
              Net income (loss)                                                         $  4,039         $ (7,373)         $(10,145)
                                                                                        ========         ========          ========


Basic earnings (loss) per share                                                         $   0.17         $  (0.36)         $  (0.54)
                                                                                        ========         ========          ========

Diluted earnings (loss) per share                                                       $   0.16         $  (0.36)         $  (0.54)
                                                                                        ========         ========          ========

Shares used in computing basic earnings (loss) per share                                  23,346           20,208            18,815
                                                                                        ========         ========          ========

Shares used in computing diluted earnings (loss) per share                                25,653           20,208            18,815
                                                                                        ========         ========          ========


                                     See accompanying notes to consolidated financial statements



                                                 BROADVISION, INC. AND SUBSIDIARIES
                                           CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                              (in thousands, except per share amounts)


                                                         Convertible          Common                                  Accumulated
                                                       Preferred Stock        Stock        Additional                    Other
                                                      ------------------ -----------------  Paid-in     Deferred     Comprehensive
                                                     Shares    Amount   Shares   Amount     Capital   Compensation      Income
                                                    -------------------------------------------------------------------------------
  Balances as of December 31, 1995                     8,601        $ 1    6,308      $ 1  $ 11,412     $ (1,036)          $   -
  Net loss and comprehensive loss                          -          -        -        -         -             -              -

  Issuance of Series C convertible preferred ($2.00        3          -        -        -         6             -              -
  per share)
  Issuance of Series E convertible preferred ($8.00      634          -        -        -     5,055             -              -
  per share)
  Conversion of Series A, B, C and E preferred to    (9,238)        (1)    9,258        1         -             -              -
  common stock
  Issuance of common stock from public offering,           -          -    3,360        -    20,755             -              -
  net of costs
  Issuance of stock under employee stock purchase          -          -        -        -       394             -              -
  plan
  Issuance of common stock from exercise of options        -          -    1,112        -       205             -              -
  Common stock repurchased                                 -          -    (130)        -      (21)             -              -
  Deferred compensation on stock options                   -          -        -        -     1,510       (1,510)              -
  Amortization of deferred compensation                    -          -        -        -         -           513              -

                                                    ------------------------------------------------------------------------------

  Balances as of December 31, 1996                         -          -   19,908        2    39,316       (2,033)              -
  Net loss and comprehensive loss                          -          -        -        -         -             -              -

  Issuance of stock under employee stock purchase          -          -      242        -       979             -              -
  plan
  Issuance of common stock from exercise of options        -          -      255        -        81             -              -
  Common stock repurchased                                 -          -     (62)        -      (10)             -              -
  Amortization of deferred compensation                    -          -        -        -         -           428              -

                                                    -----------------------------------------------------------------------------

  Balances as of December 31, 1997                         -          -   20,343        2    40,366       (1,605)              -
  Comprehensive income:
   Net income
   Unrealized gain on equity securities                                                                                    3,198

     Total comprehensive income

  Issuance of common stock from public offering,           -          -    3,456        -    53,745             -              -
  net of costs
  Issuance of common stock for long-term investments       -          -      123        -     1,322             -              -
  Issuance of common stock from exercise of warrants       -          -       29        -         -             -              -
  Issuance of stock under employee stock purchase          -          -      228        -     1,599             -              -
  plan
  Issuance of common stock from exercise of options        -          -      633        -     2,190             -              -
  Common stock repurchased                                 -          -     (16)        -       (2)             -              -
  Deferred compensation forfeited due to voluntary         -          -        -        -     (693)           693              -
  terminations
  Deferred compensation on stock options                   -          -        -        -       240         (240)              -
  Amortization of deferred compensation                    -          -        -        -         -           597              -

                                                    ==============================================================================
  Balances as of December 31, 1998                         -          -   24,796      $ 2   $98,767       $ (555)        $ 3,198
                                                    ==============================================================================





                                                                                      Total
                                                      Accumulated  Comprehensive  Stockholders'
                                                      Deficit      Income (loss)     Equity
                                                    ---------------------------------------------
  Balances as of December 31, 1995                      $ (6,124)                  $  4,254
  Net loss and comprehensive loss                        (10,145)    $ (10,145)     (10,145)
                                                                   ==============
  Issuance of Series C convertible preferred ($2.00             -                         6
  per share)
  Issuance of Series E convertible preferred ($8.00             -                     5,055
  per share)
  Conversion of Series A, B, C and E preferred to               -                       ---
  common stock
  Issuance of common stock from public offering,                -                    20,755
  net of costs
  Issuance of stock under employee stock purchase               -                       394
  plan
  Issuance of common stock from exercise of options             -                       205
  Common stock repurchased                                      -                      (21)
  Deferred compensation on stock options                        -                       ---
  Amortization of deferred compensation                         -                       513
                                                    ---------------------------------------------

  Balances as of December 31, 1996                       (16,269)                     21,016
  Net loss and comprehensive loss                         (7,373)     $ (7,373)      (7,373)
                                                                   ==============
  Issuance of stock under employee stock purchase               -                        979
  plan
  Issuance of common stock from exercise of options             -                         81
  Common stock repurchased                                      -                       (10)
  Amortization of deferred compensation                         -                        428
                                                    ---------------------------------------------
  Balances as of December 31, 1997                       (23,642)                     15,121
  Comprehensive income:
   Net income                                               4,039      $ 4,039         4,039
   Unrealized gain on equity securities                                  3,198         3,198
                                                                   ==============
     Total comprehensive income                                        $ 7,237
                                                                   ==============
  Issuance of common stock from public offering,                -                     53,745
  net of costs
  Issuance of common stock for long-term investments            -                      1,322
  Issuance of common stock from exercise of warrants            -                        ---
  Issuance of stock under employee stock purchase               -                      1,599
  plan
  Issuance of common stock from exercise of options             -                      2,190
  Common stock repurchased                                      -                        (2)
  Deferred compensation forfeited due to voluntary              -                        ---
  terminations
  Deferred compensation on stock options                        -                        ---
  Amortization of deferred compensation                         -                        597
                                                    ================            =================
  Balances as of December 31, 1998                     $ (19,603)                   $ 81,809
                                                    ================            =================



           See accompanying notes to consolidated financial statements


                                 BROADVISION, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                           (in thousands)

                                                                               Years Ended December 31,
                                                                   --------------------------------------------------
                                                                       1998              1997             1996
                                                                  ---------------   ---------------  ----------------
Cash flows from operating activities:
   Net income (loss)                                                 $    4,039        $ (7,373)        $(10,145)

   Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:

   Depreciation and amortization                                          2,947           1,613              753
     Amortization of deferred compensation                                  597             428              513
     Provision for doubtful accounts and returns                            458             515              196
     Revenue resulting from non-monetary transactions                    (2,917)              -                -
     Amortization of prepaid royalties                                      250               -                -

   Changes in operating assets and liabilities:
     Accounts receivable                                                 (7,036)         (3,750)          (3,133)
     Prepaid expenses and other                                          (2,716)           (194)            (536)
     Accounts payable and accrued expenses                                3,145             547            2,996
     Unearned revenue and deferred maintenance                            2,633            (465)             978
                                                                  ---------------   ---------------  ----------------
       Net cash provided by (used for) operating activities               1,400          (8,679)          (8,378)

Cash flows from investing activities:
   Purchase of property and equipment                                    (4,198)         (4,878)          (2,529)
   Purchase of long-term investments                                     (3,000)              -                -
   Increase other assets                                                   (237)              -                -
   Purchase of short-term investments                                         -            (796)          (2,112)
   Maturity of short-term investments                                       796           2,112              196
                                                                  ---------------   ---------------  ----------------
       Net cash used for investing activities                            (6,639)         (3,562)          (4,445)

Cash flows from financing activities:
   Proceeds from sale/leaseback                                               -             987                -
   Net change in restricted cash                                          1,400          (1,400)               -
   Proceeds from borrowings, net                                            821           2,651                -
   Payments on capital lease obligations                                   (913)           (378)            (274)
   Proceeds from issuance of common stock, net                           57,532           1,050           21,333
   Proceeds from issuance of preferred stock                                  -               -            5,061
                                                                  ---------------   ---------------  ----------------
       Net cash provided by financing activities                         58,840           2,910           26,120

Net increase (decrease) in cash and cash equivalents                     53,601          (9,331)          13,297

Cash and cash equivalents, beginning of year                              8,277          17,608            4,311
                                                                  ===============   ===============  ================
Cash and cash equivalents, end of year                               $   61,878        $  8,277         $ 17,608
                                                                  ===============   ===============  ================


Supplemental cash flow disclosures:
  Prepaids and other assets acquired through non-monetary            $    1,250        $      -         $      -
   transactions
                                                                  ===============   ===============  ================
  Investments acquired through non-monetary transactions             $    4,025        $      -         $      -
                                                                  ===============   ===============  ================
  Unearned revenue and deferred maintenance from non-monetary        $    2,358        $      -         $      -
transactions
                                                                  ===============   ===============  ================
  Cash paid for interest                                             $      394        $    108         $     86
                                                                  ===============   ===============  ================
  Cash paid for income taxes                                         $      428        $    156         $     66
                                                                  ===============   ===============  ================
  Equipment acquired under capital leases                            $      316        $  1,165         $    380
                                                                  ===============   ===============  ================
  Long-term investment acquired in exchange for common stock         $    1,322        $      -         $      -
                                                                  ===============   ===============  ================
  Deferred compensation on stock options                             $      240        $      -         $  1,510
                                                                  ===============   ===============  ================
  Deferred compensation forfeited due to voluntary terminations      $      693        $      -         $      -
                                                                  ===============   ===============  ================
  Unrealized gain on long-term investments                           $    3,198        $      -         $      -
                                                                  ===============   ===============  ================

           See accompanying notes to consolidated financial statements

                       BROADVISION, INC. and SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                        December 31, 1998, 1997, and 1996

NOTE 1--ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Nature of Business

BroadVision, Inc. (the "Company") develops, markets and supports fully integrated large scale application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. The Company's total end-to-end solutions enable businesses to capitalize on the Internet as a unique platform which empowers businesses to enhance commerce, provide critical self-service functions, and deliver highly specialized information to customers, suppliers, distributors, employees, or any other constituent of the extended enterprise through real-time interactive one-to-one relationships. The BroadVision One-To-One product family allows businesses to tailor Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis. BroadVision One-To-One applications achieve this result by interactively capturing Web site visitor profile information and targeting organized enterprise content to each visitor based on easily constructed business rules.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with generally accepted accounting principles requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The actual results could differ from those estimates.

Revenue Recognition

The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, which was adopted by the Company effective January 1, 1998. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 97-2. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-elemnet software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based on objective evidence which is specific to the Company. If such evidence of fair value for each element of the arrangement does not exist, all revenue from the arrangement is deferred until such time that evidence of fair value does exist or until all elements of the arrangement are delivered.

The Company records unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company's revenue recognition policy. The Company records accounts receivable for software arrangements when the arrangement qualifies for revenue recognition and cash or other consideration has not been received from the customer.

In February 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants ("AICPA") issued SOP 98-4, Deferral of the Effective Date of SOP 97-2. The SOP defers the effective date for applying the provisions regarding vendor-specific objective evidence ("VSOE") of fair value until AcSEC can reconsider what constitutes such VSOE. There was no material change to the Company's accounting for revenues as a result of the adoption of SOP 98-4.

In December 1998, AcSEC issued SOP 98-9 Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company does not expect a material change to its accounting for revenues as a result of the provisions of SOP 98-9.

Research and Development and Software Development Costs

Development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to recoverability. Products are made available for limited release, concurrent with the achievement of technological feasibility. Accordingly, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and the Company has not capitalized any software development costs to date.

Prepaid Royalties

Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of revenue either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Cash Equivalents

The Company considers all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company's cash equivalents as of December 31, 1998, consisted of approximately $48,900,000 of money market funds and $11,000,000 of commercial paper. The Company's cash equivalents as of December 31, 1997, consisted of $7,708,000 of money market funds.

Short-term Investments

Short-term investments as of December 31, 1997 consisted of a one-year certificate of deposit maintained with the Company's commercial bank as a guarantee for a standby letter of credit issued by the bank in favor of the Company's landlord. The short-term investments were classified as available-for-sale, had maturities of one year or less and were carried at amortized cost which approximates fair value.

Concentrations of Credit Risk and

Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company's cash, cash equivalents and short-term investments are held with a commercial bank. The Company markets and sells its product throughout the world and performs ongoing credit evaluations of its customers. The Company generally does not require collateral on accounts receivable as the majority of its customers are large, well-established companies. The Company maintains reserves for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

Fair Value of Financial Instruments

The Company's financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments.

The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to the Company on similar debt issues.

Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (two to five years). Leasehold improvements are amortized over the corresponding lease term or their estimated useful lives, whichever is shorter.

The Company evaluates long-lived assets and certain identifiable intangibles for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value.

Long-term Investments

As of December 31, 1998, the Company's long-term investments consisted of investments in nonmarketable equity securities and an investment in marketable equity securities. The Company currently has no plans or intentions to dispose of the investments during 1999. Accordingly, the investments have been classified as long term.

The Company accounts for its investments in nonmarketable equity securities based on the cost method as the Company does not have the ability to significantly influence the operating and financial policies of the investees. Any decline in value, which is other than a temporary decline, is charged immediately to earnings in the period in which the impairment occurs. The carrying value of the investments in nonmarketable equity securities amounted to $3,000,000 at December 31, 1998. The Company classifies its investment in marketable equity securities as available for sale. Accordingly, the investment is recorded at its fair value with any unrealized gains or losses reported as accumulated other comprehensive income in stockholders' equity and changes in the unrealized gain or loss are reported as other comprehensive income. Any decline in value, which is other than a temporary decline, is charged immediately to earnings in the period in which the impairment occurs. As of December 31, 1998, the Company's investment in marketable equity securities had a fair value of $8,546,000, a cost basis of $5,348,000, and an unrealized gain of $3,198,000.

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

Employee Stock Option and Purchase Plans

The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to Statement of Financial Accounting Standard ("SFAS") No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

Per Share Information

Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method.

Excluded from the computation of diluted earnings per share for 1997 are options to acquire 3,702,000 shares of Common Stock with a weighted-average exercise price of $4.41 and warrants to acquire 93,750 shares of Common Stock with a weighted-average exercise price of $6.16 because their effects would be anti-dilutive. Excluded from the computation of diluted earnings per share for 1996 are options to acquire 1,522,000 shares of Common Stock with a weighted-average exercise price of $1.13 and warrants to acquire 13,000 shares of Common Stock with a weighted-average exercise price of $2.00 because their effects would be anti-dilutive. The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented.

                                                                                             Years Ended December 31,
                                                                                  --------------------------------------------------
(In thousands, except per share amounts)                                            1998                 1997                1996
                                                                                  --------            --------             --------
Net income (loss) for basic and diluted
earnings (loss) per share                                                         $  4,039            $ (7,373)            $(10,145)
                                                                                  ========            ========             ========

Weighted-average common shares outstanding
 utilized for basic earnings (loss) per share                                       23,346              20,208               18,815

Weighted-average common equivalent shares
outstanding:
  Employee common stock options                                                      2,288                -[1]                 -[1]
  Common stock warrant                                                                  19                -[1]                 -[1]
                                                                                  --------            --------             --------

   Total weighted-average common and common
    equivalent shares outstanding utilized for
    diluted earnings (loss) per share                                               25,653              20,208               18,815
                                                                                  ========            ========             ========

Basic earnings (loss) per share                                                   $   0.17            $  (0.36)            $  (0.54)
                                                                                  ========            ========             ========

Diluted earnings (loss) per share                                                 $   0.16            $  (0.36)            $  (0.54)
                                                                                  ========            ========             ========


[1]  The Company incurred a net loss for the indicated period.  Accordingly,  common equivalent shares are excluded from the diluted loss per share calculation because they are antidilutive.

Foreign Currency Transactions

The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Resulting foreign exchange gains and losses are included in the consolidated results of operations and, to date, have not been significant.

Comprehensive Income (Loss)

The Company adopted SFAS No. 130, Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners.

Comprehensive income for the year ended December 31, 1998 was $7,237,000. The Company's only component of accumulated other comprehensive income and other comprehensive income as of and for the year ended December 31, 1998 related to the unrealized gain on available-for-sale investments. As a result of unrecognized tax benefits represented by a valuation allowance for deferred tax assets, no incremental tax effects were attributed to unrealized gain. Accordingly, the unrealized gain is the same on a pre-tax and net of tax basis. The Company did not have any significant components of other comprehensive loss for the years ended December 31, 1997 and 1996 and, thus, the comprehensive loss is the same as net loss for those periods.

Reclassifications

Certain prior period amounts have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, effective for all fiscal quarters of fiscal years beginning after June 15, 1999. Accordingly, the Company will adopt SFAS No. 133 beginning on January 1, 2000. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on the Company's consolidated financial statements or related disclosures.

In March 1998, the AICPA issued SOP 98-1, Accounting for the Costs of Computer Software Developed or Obtained for Internal Use. SOP 98-1 requires that certain costs related to the development or purchase of internal-use software be capitalized and amortized over the estimated useful life of the software. SOP 98-1 is effective for fiscal years beginning after December 15, 1998. Accordingly, the Company will adopt SOP 98-1 beginning on January 1, 1999. The Company does not believe that the adoption of SOP 98-1 will have a significant impact on the Company's consolidated financial statements or related disclosures.


NOTE 2--PROPERTY AND EQUIPMENT (in thousands):
                                                               December 31,
                                                          ----------------------
                                                             1998        1997
                                                           --------    --------
         Furniture and fixtures                            $  1,001    $    636
         Computer and software                                8,662       5,458
         Leasehold improvements                               3,725       2,780
                                                           --------    --------
                                                             13,388       8,874
         Less accumulated depreciation and amortization      (5,354)     (2,407)
                                                           --------    --------
                                                           $  8,034    $  6,467
                                                           ========    ========

As of December 31, 1998 and 1997, leased equipment totaled approximately $2,572,000 and $2,256,000 respectively. Accumulated depreciation for leased equipment totaled approximately $1,750,000 and $927,000 as of December 31, 1998 and 1997, respectively.


NOTE 3--ACCRUED EXPENSES (in thousands):
                                                               December 31,
                                                         -----------------------
                                                          1998             1997
                                                         ------           ------
         Employee benefits                               $  678           $  420
         Commissions and bonuses                           2013              833
         Taxes payable                                      785              366
         Other                                            1,457              549
                                                         ------           ------
                                                         $4,933           $2,168
                                                         ======           ======


NOTE 4--UNEARNED REVENUE (in thousands):
                                                               December 31,
                                                         -----------------------
                                                          1998             1997
                                                         ------           ------
         Software licenses                               $1,023           $ --
         Services                                           895              532
                                                         ------           ------
                                                         $1,918           $  532
                                                         ======           ======

NOTE 5--DEBT

As of December 31, 1998, the Company has a credit facility with a commercial lender which includes outstanding borrowings of $3.5 million under a note payable. Borrowings bear interest at the bank's prime rate (7.75% as of December 31, 1998). Principal and interest is due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $548,000 are due annually from 1999 through 2004 with a final payment of $183,000 due in 2005. The credit facility includes covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a minimum debt service coverage ratio upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with all of its financial covenants as of December 31, 1998. Available credit under the Company's credit facilities include an available term debt credit facility of $1.0 million and a revolving line of credit that provides for up to $2.3 million of total borrowings (based on eligible accounts receivable). As of December 31, 1998, the Company has outstanding commitments totaling $2.2 million in the form of standby letters of credit under its revolving line of credit (see Note 7).


NOTE 6--INCOME TAXES

Income before taxes includes losses from foreign operations of approximately $2,906,000, $1,567,000 and $986,000 for the years ended December 31, 1998, 1997 and 1996 respectively. The components of income tax expense (benefit) are as follows (in thousands):

                                                   Years Ended December 31,
                                            ------------------------------------
                                              1998           1997          1996
                                             -----           ----          ----
         Current:
              Federal                        $ 192           $--           $--
              State                             13            --            --
              Foreign                          416            --            --
                                             -----           ----          ----
                  Total current              $ 621           $--           $--

         Deferred:
              Federal                         (600)           --            --
              State                           (100)           --            --
                                             -----           ----          ----
                  Total deferred             $(700)          $--           $--

                                             =====           ====          ====
                                             $ (79)          $--           $--
                                             =====           ====          ====

The differences between the income tax expense (benefit) computed at the federal statutory rate of 34% and the Company's actual income tax expense (benefit) for the periods presented are as follows (in thousands):

                                                     Years Ended December 31,
                                                --------------------------------
                                                   1998       1997       1996
                                                  -------    -------    -------
        Expected income tax expense               $ 1,346    $(2,507)   $(3,449)
        State income taxes,
          net of federal tax benefit                  (58)      --         --
        Foreign taxes                                 416       --         --
        Alternative minimum tax                        97       --         --
        Utilization of net operating loss            --         --
          carryforwards                            (2,471)
        Decrease in beginning of year
          valuation allowance                        (600)
        Foreign losses not benefited                  988       --         --
        Net operating losses not benefited           --        2,507      3,449
        Other                                         203       --         --
                                                  -------    -------    -------
        Income tax benefit                        $   (79)   $  --      $  --
                                                  =======    =======    =======

The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):


                                                               December 31,
                                                           ---------------------
                                                             1998        1997
                                                           --------    --------
         Deferred Tax Assets:
            Depreciation and amortization                  $    766    $    401
            Accrued liabilities                                 723         887
            Capitalized research and development                721       1,024
            Net operating losses                              6,737       6,408
            Tax credits                                       2,180       1,258
                                                           --------    --------
                 Total deferred tax assets                   11,127       9,978

            Less valuation allowance                         (9,153)     (9,978)
                                                           --------    --------
                                                              1,974        --
            Deferred tax liabilities-unrealized gain on
              marketable securities                          (1,274)       --
                                                           --------    --------
                 Net deferred tax assets                   $    700    $   --
                                                           ========    ========

The total deferred tax assets as of December 31, 1998 include approximately $1.9 million relating to the tax benefit arising from the exercise of stock options, which will be credited to stockholders' equity when recognized in the form of a reduction of the valuation allowance. In addition, as a result of the intraperiod income tax allocation provisions of SFAS No. 109, the deferred tax liability related to the unrealized gain on marketable securities decreased the valuation allowance for the deferred tax assets and was not charged to accumulated other comprehensive income in stockholders' equity. The Company has provided a valuation allowance for a significant portion of its deferred tax as of December 31, 1998. The total valuation allowance decreased $825,000 from 1997 to 1998, of which $700,000 relates to a change in the beginning-of-the-year valuation allowance.

As of December 31, 1998, the Company had federal and state net operating loss carryforwards of approximately $12,973,000 and $5,539,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $790,000 and $666,000, respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2010 through 2012, if not utilized. The state net operating loss carryforwards expire in the years 2000 through 2002. The state research and development credits can be carried forward indefinitely. As of December 31, 1998, the Company's foreign subsidiaries had net operating loss carryforwards in foreign jurisdictions of approximately $5,400,000 that can be used to offset future foreign income. Of these losses, approximately $1,600,000 expire in the years 2001 through 2003. Approximately $3,800,000 of these losses can be carried forward indefinitely.

Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.


NOTE 7-- COMMITMENTS

Leases

The Company entered into its headquarters facility lease during 1997. The Company leases this and its other facilities under noncancelable operating lease agreements expiring through the year 2007. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs. The Company also leases certain equipment under capital leases expiring through the year 2000.

Subsequently, during March 1999, the Company entered into an operating lease agreement through December 2007 for an additional 55,000 square feet of office space adjacent to its corporate headquarters building in Redwood City, Californi with annual rental payments of approximately $1.5 million.

A summary of future minimum lease payments is as follows (in thousands):


                                                             Capital   Operating
Year Ended December 31,                                       leases     leases
                                                             -------     -------
 1999                                                        $   849     $ 2,236
 2000                                                            330       1,734
 2001                                                           --         1,297
 2002                                                           --         1,346
 2003                                                           --         1,426
  Thereafter                                                    --         6,018
                                                             -------     -------

Total minimum lease payments                                   1,179     $14,057
                                                                         =======

Less amount representing imputed interest                        200
                                                             -------

Present value of net minimum capital lease payments              979
Less current portion                                            (709)
                                                             -------

Capital leases, excluding current portion                    $   270
                                                             =======

Rental expense relating to operating leases was approximately $1,101,000, $1,161,000, and $571,000 for the years ended December 31, 1998, 1997 and 1996, respectively. Total minimum sublease payments to be received in the future under noncancelable subleases total $1,093,000 through May, 2000.

Standby Letter of Credit Commitments

As of December 31, 1998, the Company had outstanding commitments in the form of two standby letters of credit. A letter for $1,400,000 was issued in favor of the Company's equipment leasing financier on November 12, 1997; with provisions for automatic annual renewals not to extend beyond April 10, 2000. A letter for $794,000 was issued in favor of the Company's corporate facility landlord to secure obligations under the Company's corporate headquarters facility lease.

Subsequently, during March 1999, a standby letter of credit in the amount of $498,000 was issued in favor of the Company's corporate facility landlord to secure obligations relating to a lease for additional facility office space.


NOTE 8--STOCKHOLDERS' EQUITY

Convertible Preferred Stock

All outstanding convertible preferred stock and warrants to purchase convertible preferred stock were converted to common stock and warrants to purchase common stock at the time of the Company's initial public offering in June 1996.

Warrants

As of December 31, 1998, there were warrants outstanding to acquire 60,000 shares of common stock at $8.50 per share related to a facilities lease. At the date these warrants were granted, the fair value of these warrants was not significant.

Common Stock

The Company applies APB Opinion No. 25 and related interpretations in accounting for its stock option and stock purchase plans. Accordingly, the Company has recorded deferred compensation of $240,000 and $1,510,000, in 1998 and 1996, respectively, for the difference between the exercise price and the fair value of the common stock underlying options granted. The deferred compensation is being amortized to expense over the vesting period of the individual options, generally five years.

The Company has reserved 5,975,000 shares of common stock for issuance under its Equity Incentive Plan. In May, 1998, The Board of Directors increased the total shares authorized and available for grant under the Equity Incentive Plan by 975,000 shares.

Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. Approximately 16,000 unvested shares of stock were repurchased by the Company during the year ended December 31, 1998. As of December 31, 1998, 235,515 shares were subject to repurchase at a weighted-average price of $0.44.

The Company's President and Chief Executive Officer holds an option to purchase 500,000 shares of common stock at an exercise price of $4.00 per share. The shares subject to option vest ratably on a monthly basis over a 60-month period commencing April 1, 1995. As of December 31, 1998, approximately 367,000 shares were vested.

Activity in the Company's stock option plan is as follows:

                                              1998                           1997                           1996
                                     ---------------------------    ---------------------------   ----------------------------
                                                     Weighted-                      Weighted-                      Weighted-
                                     Shares          Average         Shares          Average       Shares          Average
       Fixed Options                 (000's)      Exercise Price    (000's)      Exercise Price    (000's)      Exercise Price
--------------------------------     -------      --------------    -------      --------------    -------      --------------
Outstanding at beginning of year      2,907          $    4.50       2,393          $   2.75       1,924          $   0.13
Granted                               1,588              13.67       1,346              6.69       1,849              3.98
Exercised                              (577)              3.62        (255)             0.31      (1,092)             0.18
Forfeited                              (420)              5.73        (577)             4.19        (288)             2.83
                                      -----                          -----                         -----
Outstanding at end of year            3,498               8.66       2,907              4.50       2,393              2.75
                                      =====                          =====                         =====

Options  vested  at  end  of year       803          $    4.28         641              2.64         309              0.22
                                      =====                          =====                         =====

Weighted-average fair value
of options granted
during the year                                      $    8.89                      $   6.70                       $   2.29
                                                     =========                      ========                       ========


The following  table  summarizes  stock options  outstanding  as of December 31, 1998:

                                      Options Outstanding                          Options Vested
                            ----------------------------------------        -----------------------------
                                       Weighted-Avg.
                           Number        Remaining                            Number
                        Outstanding     Contractual                         Exercisable
       Range of         At 12/31/98        Life        Weighted-Avg.        At 12/31/98   Weighted-Avg.
   Exercise Prices        (000's)        In Years      Exercise Price         (000's)     Exercise Price
   ---------------        -------        --------      --------------         -------     --------------
    $ 0.06 - $ 5.31          646           7.15            $0.93                348           $0.65
      5.50 -   6.94          788           7.40             5.99                206            5.90
      7.00 -   7.81          762           8.25             7.42                192            7.24
      7.88 -  12.63          623           9.05            11.28                 48            8.25
     12.94 -  27.81          679           9.57            18.09                  9           24.18
                           -----                                               ----
    $ 0.06 - $27.81        3,498           8.25            $8.66                803           $4.28
                           =====                                               ====



The Company grants options outside of the Company's stock option plan. A summary of options outside of the plan is presented below:

                                         1998                       1997                  1996
                                ------------------------    ---------------------  ---------------------
                                           Weighted-                 Weighted-                Weighted-
                                 Shares     Average        Shares     Average       Shares     Average
    Performance Options         (000's)  Exercise Price   (000's)  Exercise Price  (000's)  Exercise Price
-----------------------------   -------  --------------   -------  --------------  -------  --------------
Outstanding  at beginning of year   795      $4.07           711       $3.52           20       $0.20
Granted                              --         --           154        5.50          727        3.46
Exercised                           (56)      1.87           ---        ---           (20)       0.20
Forfeited                            --         --           (70)       0.80          (16)       0.80
                                    ---                      ---                      ---
Outstanding at end of year          739       4.23           795        4.07          711        3.52
                                    ===                      ===                      ===

Options vested at year-end          497       4.01           395        3.60          197        4.35
                                    ===                      ===                      ===

Weighted-average  fair value
of  options  granted  during                   ---                     $5.50                    $2.03
the year                                       ===                     =====                    =====


The 739,000 options outstanding as of December 31, 1998 have exercise prices ranging from $0.80 to $7.00 and a weighted-average contractual life of 6.22 years. As of December 31, 1998, no shares were subject to repurchase.

Employee Stock Purchase Plan

The Board of Directors has reserved 800,000 shares for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). In May, 1998, The Board of Directors increased the total shares authorized and available for grant under the Purchase Plan by 200,000 shares. The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued 228,000 shares and 242,000 shares to employees in 1998 and 1997, respectively.

Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes model with the following assumptions in 1998, 1997, and 1996: an expected life of seven months; expected volatility of 112%, 67%, and 60%, respectively; risk-free interest rate of 4.48%, 5.05%, and 6.5%; and no dividend yield. The weighted-average fair value of the purchase rights granted in 1998, 1997, and 1996 was $4.18, $2.16, and $2.61, respectively.

Pro Forma Disclosure

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions for grants in 1998, 1997, 1996: no dividend yield; expected volatility of 112% in 1998, 67% in 1997, and 60% in 1996; risk-free interest rate of 4.70 % in 1998, 5.91% in 1997, and 6.50% in 1996; and expected life of 3 years in 1998, 2.8 years in 1997, and 5 years in 1996.

Had compensation cost for the Company's stock option plan and stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income of $4,039,000 and diluted earnings per share of $0.16 for the year ended December 31, 1998, would have been decreased to a net loss $1,885,000 and a net loss of $0.08 per share, respectively, on a pro forma basis. The Company's reported net loss of $7,373,000 and net loss per share of $0.36 for the year ended December 31, 1997, would have been increased to $9,551,000 and $0.47, respectively, on a pro forma basis. The Company's reported net loss of $10,145,000 and net loss per share of $0.54 for the year ended December 31, 1996, would have been increased to $11,270,000 and $0.60, respectively, on a pro forma basis. The effects of these pro forma disclosures are not representative of the pro forma effects on future periods because they only include options granted in 1995 and subsequent years.

NOTE 9--EMPLOYEE BENEFIT PLAN

In November 1994, the Company adopted a 401(k) employee retirement plan under which eligible employees may contribute up to 20% of their annual compensation, subject to a limitation of $10,000 in 1998. Employees vest immediately in their contributions and earnings thereon. The plan allows for, but does not require, Company matching contributions. As of December 31, 1998, the Company has not made any such matching contributions.


NOTE 10--GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                     1998       1997       1996
                                                   -------    -------    -------
         Software licenses
            One-To-One Enterprise                  $17,799    $14,479    $ 7,464
            One-To-One WebApps                      18,268      4,494       --
         Services                                    9,739      5,981      2,819
         Maintenance                                 5,105      2,151        599
                                                   =======    =======    =======
         Total Company                             $50,911    $27,105    $10,889
                                                   =======    =======    =======

The Company sells its products and provides services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It currently operates in three primary regions, the Americas which includes North and South America, Europe which includes Eastern and Western Europe and the Middle East, and Asia/Pacific which includes the Pacific Rim and the Far East. Information regarding the business operations of these regions are as follows:

    (In thousands)                         1998            1997           1996
                                         --------       --------       --------
             Revenues
                Americas                 $ 29,330       $ 12,872       $  4,406
                Europe                     16,944         10,850          3,280
                Asia/Pacific                4,637          3,383          3,196
                                         --------       --------       --------
                Total Company            $ 50,911       $ 27,105       $ 10,882
                                         ========       ========       ========


             Identifiable assets:

                Americas                 $ 99,343       $ 25,362
                Europe                      1,754            822
                Asia/Pacific                  465            355
                                         --------       --------
                Total Company            $101,562       $ 26,539
                                         ========       ========

In 1998, no customer accounted for 10% or more of the Company's revenues. In 1997 , approximately 11% of the Company's revenues were attributable to one customer and approximately 10% of the Company's revenues during 1996 were attributable to a different customer.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable


                                    PART III

Certain information required by Part III is incorporated by reference in this Report from the Company's definitive proxy statement for its 1999 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The  information  with respect to the Company's  directors and  compliance  with
Section 16(a) of the Securities Exchange Act of 1934, as amended required by this Item is incorporated by reference from the Proxy Statement. The information for the Company's executive officers required by this Item appears under the caption "Executive Officers and Key Personnel" at Item 1 of this report.

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

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1998 and 1997

        Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1998.

        Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 1998.

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1998.

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

     (b)Reports on Form 8-K.

        No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1998.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 29th day of March 1999.

                                            BroadVision, Inc.

                                            By: /s/ Pehong Chen
                                               -------------------------
                                               Pehong Chen
                                               Chairman of the Board and
                                               Chief Executive Officer

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

            Signature                              Title                                     Date
            ---------                              -----                                     ----
         /s/ Pehong Chen                 Chairman of the Board and                      March 29, 1999
         ---------------
           Pehong Chen                    Chief Executive Officer
                                       (Principal Executive Officer)

      /s/ Randall C. Bolten             Vice President, Operations,                     March 29, 1999
      ---------------------
        Randall C. Bolten                 Chief Financial Officer
                                           (Principal Financial
                                          and Accounting Officer)

      /s/ David L. Anderson                      Director                               March 29, 1999
      ---------------------
        David L. Anderson

       /s/ Yogen K. Dalal                        Director                               March 29, 1999
       ------------------
         Yogen K. Dalal

        /s/ Koh Boon Hwee                        Director                               March 29, 1999
        -----------------
          Koh Boon Hwee

       /s/ Carl Pascarella                       Director                               March 29, 1999
        -----------------
         Carl Pascarella

       /s/ Todd A. Garrett                       Director                               March 29, 1999
       -------------------
         Todd A. Garrett


                   REPORT ON FINANCIAL STATEMENT SCHEDULE AND
                         CONSENT OF INDEPENDENT AUDITORS

The Board of Directors and Stockholders
BroadVision, Inc.:

The audits referred to in our report dated January 26, 1999, included the related financial statement schedule as of December 31, 1998 and 1997, and for each of the years in the three-year period ended December 31, 1998, included in the annual report on Form 10-K for the year ended December 31, 1998. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based on our audits. In our opinion, such financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

We consent to incorporation by reference in the registration statements (No. 333-62619 and No. 333-3844) on Form S-8 of BroadVision, Inc. of our reports dated January 26, 1999, relating to the consolidated balance sheets of BroadVision, Inc. and subsidiaries as of December 31, 1998 and 1997, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the three-year period ended December 31, 1998, and the related schedule, which reports appear in the December 31, 1998, annual report on Form 10-K of BroadVision, Inc.

                                                                        KPMG LLP

Mountain View, California
March 26, 1999

                                 BROADVISION, INC. AND SUBSIDIARIES

                          SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                           (in thousands)


                                        Balance at       Charged to
                                       Beginning of      Costs and                        Balance at
                                          Period          Expenses     Deductions (1)   End of Period
                                      ---------------  --------------- ---------------  ---------------
Year Ended December 31, 1996            $        -       $      196       $        5      $       191
                                      ===============  =============== ===============  ===============

Year Ended December 31, 1997            $      191       $      515       $       35      $       671
                                      ===============  =============== ===============  ===============

Year Ended December 31, 1998            $      671       $      458       $      341      $       788
                                      ===============  =============== ===============  ===============


(1) Represents net charge-offs of specific receivables.


                                BROADVISION, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 1998

                                INDEX TO EXHIBITS

        Exhibit        Description
        -------        -----------
        3.1*           Amended and Restated Certificate of Incorporation.
        3.2*           Amended and restated Bylaws.
        4.1*           References are hereby made to Exhibits 3.1 to 3.2.
        4.3*           Second Amended and restated Investor's Rights Agreement dated April 15, 1997 among the Company and certain of its stockholders.
       10.1* (1)       Form of Indemnity Agreement between the Company and each of its directors.
       10.2* (1)       Equity Incentive Plan (the "Equity Incentive Plan").
       10.3* (1)       Form of Incentive Stock Option under the Equity Incentive Plan.
       10.4* (1)       Form of Nonstatutory Stock Option under the Equity Incentive Plan.
       10.5* (1)       Form of Nonstatutory Stock Option (Performance-Based).
       10.6* (1)       1997 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan").
       10.7* (1)       Employee Stock Purchase Plan Offering (Initial Offering).
       10.8* (1)       Employee Stock Purchase Plan Offering (Subsequent Offering).
       10.9*           Master Equipment Lease Agreement dated May 23, 1997 between the Company and
                       Lighthouse Capital Partners, L.P.
       10.10*+         Terms and Conditions dated January 1, 1997 between IONA Technologies LTD and the
                       Company.
       10.11*          Series D Preferred Stock Option Agreement dated February 27, 1997 between the
                       Company and Pehong Chen.
       10.12*          Standard Office Lease dated February 8, 1996 between the Company and GVE Distel
                       Associates, a California General Partnership.
       10.13*(1)       Stock Option Plan.
       10.14*(1)       Form of Incentive Stock Option under the Stock Option Plan.
       10.15*(1)       Form of Nonstatutory Stock Option under the Stock Option Plan.
       10.16*          Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
       10.17**         Loan and Security, dated July 2, 1997, between Silicon Valley Bank and the Company.
       10.18***        First Amendment to Loan and Security Agreement, dated as of February 5, 1998 between the Company and Silicon Valley Bank.
       21.1            Subsidiaries of the Company.
       23.1            Consent of KPMG LLP. Reference is hereby made to page 55.
       24.1            Power of Attorney. Reference is hereby made to page 54.
       27.1            Financial Data Schedule.

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