Form 10-Q
period 1999-03-31
BROADVISION INC
filed 1999-05-17
CIK 920448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

         For the Quarter Ended March 31, 1999

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

         As of April 30, 1999 there were 25,289,572 shares of the Registrant's Common Stock issued and outstanding.

================================================================================


                                 BROADVISION, INC. AND SUBSIDIARIES

                                              FORM 10-Q
                                    QUARTER ENDED MARCH 31, 1999

                                          TABLE OF CONTENTS


                                                                                                     Page No.
                                                                                                     --------

PART I   FINANCIAL INFORMATION

Item 1.       Financial Statements


                  Consolidated Balance Sheets -
                      March 31, 1999 and December 31, 1998                                               3
                  Consolidated Statements of Operations -
                      Three months ended March 31, 1999 and 1998                                         4
                  Consolidated Statements of Cash Flows -
                      Three months ended March 31, 1999 and 1998                                         5

                  Notes to Consolidated Financial Statements                                             6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                            9

Item 3.       Quantitative and Qualitative Disclosures About Market Risk                                16



PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                         16

Item 2.       Changes in Securities and Use of Proceeds                                                 16

Item 3.       Defaults upon Senior Securities                                                           16

Item 4.       Submission of Matters to a Vote of Security Holders                                       16

Item 5.       Other Information                                                                         16

Item 6.       Exhibits and Reports on Form 8-K                                                          16



SIGNATURES                                                                                              17


                                                    PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                                 BROADVISION, INC. AND SUBSIDIARIES
                                                     CONSOLIDATED BALANCE SHEETS
                                                (In thousands, except per share data)


                                                                                                      March 31,         December 31,
                                                                                                         1999                 1998
                                                                                                      ---------           ---------
ASSETS

   Cash and cash equivalents                                                                          $  66,932           $  61,878
   Accounts receivable, less allowance for doubtful accounts and returns
     of $938 and $788, for 1999 and 1998, respectively                                                   16,264              15,361
   Prepaids and other                                                                                     4,030               3,589
                                                                                                      ---------           ---------

         Total current assets                                                                            87,226              80,828

   Property and equipment, net                                                                            8,233               8,034
   Long-term investments                                                                                 23,593              11,546
   Prepaids and other                                                                                     1,121               1,154
                                                                                                      ---------           ---------

         Total assets                                                                                 $ 120,173           $ 101,562
                                                                                                      =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                                   $   2,119           $   2,243
   Accrued expenses                                                                                       4,859               4,933
   Unearned revenue                                                                                       2,308               1,918
   Deferred maintenance                                                                                   7,768               6,157
   Current portion of capital lease obligations                                                             622                 709
   Current portion of long-term debt                                                                        548                 548
                                                                                                      ---------           ---------

         Total current liabilities                                                                       18,224              16,508

   Capital lease obligations                                                                                141                 270
   Long-term debt                                                                                         2,729               2,924
   Deferred income taxes                                                                                    594                --
   Other                                                                                                     44                  51
                                                                                                      ---------           ---------

         Total liabilities                                                                               21,732              19,753

   Commitments

   Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 5,000 shares
    authorized; none issued and outstanding                                                                --                  --
   Common stock, $0.0001 par value; 50,000 shares authorized; 25,214 and
    24,796 shares issued and outstanding for 1999 and 1998, respectively
                                                                                                              3                   2
   Additional paid-in capital                                                                           105,147              98,767
   Deferred compensation                                                                                   (470)               (555)
   Accumulated other comprehensive income, net of tax                                                    10,427               3,198
   Accumulated deficit                                                                                  (16,666)            (19,603)
                                                                                                      ---------           ---------
         Total stockholders' equity                                                                      98,441              81,809
                                                                                                      ---------           ---------

         Total liabilities and stockholders' equity                                                   $ 120,173           $ 101,562
                                                                                                      =========           =========



                              See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (In thousands, except per share amounts)


                                                                Three Months
                                                               Ended March 31,
                                                           ---------------------
                                                             1999        1998
                                                           --------    --------
Revenues:
   Software licenses                                       $ 12,783    $  7,279
   Services                                                   5,681       2,800
                                                           --------    --------
       Total revenues                                        18,464      10,079

Cost of revenues:
    Cost of software licenses                                   747         187
    Cost of services                                          3,322       1,620
                                                           --------    --------
       Total cost of revenues                                 4,069       1,807

                                                           --------    --------
          Gross profit                                       14,395       8,272

Operating expenses:
    Research and development                                  2,901       2,033
    Sales and marketing                                       7,664       5,861
    General and administrative                                1,271         824
                                                           --------    --------
       Total operating expenses                              11,836       8,718

                                                           --------    --------
          Operating income (loss)                             2,559        (446)

    Other income (expense), net                                 516         (53)
                                                           --------    --------

    Income (loss) before provision for income taxes           3,075        (499)

    Provision for income taxes                                  138        --
                                                           --------    --------

          Net income (loss)                                $  2,937    $   (499)
                                                           ========    ========

Basic earnings (loss) per share                            $   0.12    $  (0.02)
                                                           ========    ========

Diluted earnings (loss) per share                          $   0.11    $  (0.02)
                                                           ========    ========

Shares used in computing
   basic earnings (loss) per share                           24,670      20,456
                                                           ========    ========
Shares used in computing
   diluted earnings (loss) per share                         27,780      20,456
                                                           ========    ========


           See Accompanying Notes to Consolidated Financial Statements


                                                 BROADVISION, INC. AND SUBSIDIARIES
                                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                           (In thousands)


                                                                                                             Three Months Ended
                                                                                                                   March 31,
                                                                                                           1999               1998
                                                                                                         --------          --------
Cash flows from operating activities:
Net income (loss)                                                                                        $  2,937          $   (499)
Adjustments to reconcile net income (loss) to net cash provided by (used for)
   operating activities:
     Depreciation and amortization                                                                            907               608
     Amortization of deferred compensation                                                                     85                92
     Allowance for doubtful accounts and returns                                                              150               245
     Amortization of prepaid royalties                                                                         83              --
     Changes in operating assets and liabilities:
       Accounts receivable                                                                                 (1,053)           (1,451)
       Prepaids and other                                                                                    (447)             (418)
       Accounts payable and accrued expenses                                                                 (198)              310
       Unearned revenue and deferred maintenance                                                            2,001               867
                                                                                                         --------          --------
         Net cash provided by (used for) operating activities                                               4,465              (246)

Cash flows from investing activities:
   Additions to property and equipment                                                                     (1,106)           (1,254)
   Other assets                                                                                               (50)              (77)
   Maturity of short-term investments                                                                        --                 796
                                                                                                         --------          --------
         Net cash used for investing activities                                                            (1,156)             (535)

Cash flows from financing activities:
   Net change in restricted cash                                                                             --               1,400
   Proceeds from issuance of common stock                                                                   2,156            47,243
   Borrowings, net proceeds (repayments)                                                                     (195)            1,187
   Capital lease payments                                                                                    (216)             (197)
                                                                                                         --------          --------
         Net cash provided by financing activities                                                          1,745            49,633

Net increase in cash and cash equivalents                                                                   5,054            48,852
Cash and cash equivalents at beginning of period                                                           61,878             8,277
                                                                                                         --------          --------
Cash and cash equivalents at end of period                                                               $ 66,932          $ 57,129
                                                                                                         ========          ========


Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                                $     92          $     63
                                                                                                         ========          ========
   Cash paid for income taxes                                                                            $    159          $     42
                                                                                                         ========          ========

Non-cash investing and financing activities:
   Unrealized gain on long-term investments, net of tax of $4,819                                        $  7,228          $   --
                                                                                                         ========          ========
   Contributed capital - Income tax benefits from stock option exercises                                 $  4,225          $   --
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


                                     See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS




Note 1.           Organization and Summary of Significant Accounting Policies

Nature of Business - BroadVision, Inc. ("BroadVision" or the "Company") develops, markets and supports fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. The Company's total end-to-end solutions empower a business to capitalize on the Internet as a unique platform to enhance commerce, provide critical self-service functions or deliver targeted personalized information to customers, suppliers, distributors, employees, or any other constituent of their extended enterprise on a real-time interactive basis.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BroadVision and its wholly owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of March 31, 1999, and for the three months ended March 31, 1999, and 1998 are unaudited. The balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date but does not necessarily reflect all informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's annual report on Form 10-K and other documents filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.


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

                                                                                                    Three Months Ended March 31,
                                                                                                  ----------------------------------
(In thousands, except per share amounts)                                                             1999                1998
                                                                                                   --------             --------
Net income (loss)                                                                                  $  2,937             $   (499)
                                                                                                   ========             ========

Weighted average common shares outstanding utilized for basic
 earnings (loss) per share                                                                           24,670               20,456

Weighted average common equivalent shares outstanding:
  Employee common stock options                                                                       3,061                --    [1]
  Common stock warrant                                                                                   49                --    [1]
                                                                                                   --------             --------

   Total weighted average common and common equivalent shares
    outstanding utilized for diluted earnings (loss) per share                                       27,780               20,456
                                                                                                   ========             ========

Basic earnings (loss) per share                                                                    $   0.12             $  (0.02)
                                                                                                   ========             ========

Diluted earnings (loss) per share                                                                  $   0.11             $  (0.02)
                                                                                                   ========             ========

[1] The Company incurred a net loss for the indicated period. Accordingly, common equivalent shares are excluded from the diluted loss per share calculation because they are antidilutive.

Other Comprehensive Income - For the three months ended March 31, 1999, other comprehensive income was $7.2 million which consisted of unrealized gains on long-term investments, and total comprehensive income was $10.1 million. For the three months ended March 31, 1998, total comprehensive loss did not differ from net loss.

New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") recently issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments in the balance sheet at fair value. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging relationship and, if so, the reason for holding it. The Company must adopt SFAS No. 133 by January 1, 2000. The Company does not expect that the adoption of SFAS No. 133 will have a material effect on its financial statements.

         In December 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9 Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 on Janurary 1, 2000. The Company does not expect a material change to its revenue accounting as a result of the provisions of SOP 98-9.


Note 2.  Selective Balance Sheet Detail

      Property and Equipment consisted of the following (in thousands):

                                                      March 31,  December 31,
                                                        1999        1998
                                                      --------    --------
     Furniture and fixtures                           $  1,041    $  1,001
     Computers and software                              9,688       8,662
     Leasehold improvements                              3,765       3,725
                                                      --------    --------
                                                        14,494      13,388
     Less accumulated depreciation and amortization     (6,261)     (5,354)
                                                      --------    --------
                                                      $  8,233    $  8,034
                                                      ========    ========


      Accrued expenses consisted of the following (in thousands):

                                                    March 31,     December 31,
                                                       1999           1998
                                                      ------         ------
     Employee benefits                                $  849         $  678
     Commissions and bonuses                           1,554          2,013
     Taxes payable                                       712            785
     Other                                             1,744          1,457
                                                      ------         ------
                                                      $4,859         $4,933
                                                      ======         ======


Note 3.  Commercial Credit Facilities

         As of March 31, 1999, the Company has a credit facility with a commercial lender which includes outstanding borrowings of $3.3 million under a note payable and a revolving line of credit that provides for up to $2.3 million of total borrowings (based on eligible accounts receivable). As of March 31, 1999, the Company had outstanding commitments totaling $2.7 million in the form of standby letters of credit.

         The Company's credit facilities include covenants that impose certain restrictions on the payment of dividends and other distributions and require the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a minimum debt service coverage ratio upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. As of March 31, 1999 the Company was in compliance with its commercial credit facility covenants.

Note 4            Geographic, Segment and Significant Customer Information

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

         The disaggregated financial information on a product basis reviewed by the CEO is as follows (in thousands):

                                                          Three Months Ended
                                                               March 31,
                                                       -------------------------
                                                         1999             1998
                                                       -------           -------
         Software licenses
            One-To-One Enterprise                      $ 3,827           $ 3,969
            One-To-One WebApps                           8,956             3,310
         Services                                        3,731             2,012
         Maintenance                                     1,950               788
                                                       -------           -------
         Total Company                                 $18,464           $10,079
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

         Information regarding the business operations of these regions are as follows:

                                                      Three Months Ended
                                                           March 31,
                                                  -------------------------
    (In thousands)                                  1999             1998
                                                  --------         --------

      Revenues
         Americas                                 $ 11,340         $  6,061
         Europe                                      3,962            2,779
         Asia/Pacific                                3,162            1,239
                                                  --------         --------
         Total Company                            $ 18,464         $ 10,079
                                                  ========         ========


     Identifiable assets:                         March 31,      December 31,
                                                    1999             1998
                                                  --------         --------
      Americas                                    $117,818         $ 99,343
      Europe                                         1,844            1,754
      Asia/Pacific                                     511              465
                                                  --------         --------
      Total Company                               $120,173         $101,562
                                                  ========         ========

         During the three months ended March 31, 1999, one customer accounted for approximately 15% of the Company's revenues. During the three months ended March 31, 1998, two customers accounted for approximately 15% and 10% of the Company's revenues, respectively.

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

OVERVIEW

         BroadVision develops, markets and supports real time interactive fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. The Company's total end-to-end solutions allow a business to capitalize on the Internet as a unique platform and take full advantage of emerging technologies. By utilizing BroadVision products and technology, a business is empowered to enhance commerce, provide critical self-service functions, and deliver targeted personalized information to their customers, suppliers, distributors, employees, or any other constituent of their extended enterprise.

         BroadVision's product line provides a competitive advantage for businesses by allowing them to specifically tailor Web site content to the personalized needs and interests of individual visitors on a real-time interactive basis. The BroadVision One-To-One(TM) applications accomplish this by capturing Web site visitor profiles, dynamically organizing enterprise information, targeting content to each individual visitor based on easily constructed business rules, and by providing the means to facilitate the execution of secure transactions. The Company believes the competitive advantages of these applications include, among other things, enhanced customer satisfaction and loyalty, increased business volumes, lower costs to service customers and execute transactions, as well as significantly enhanced employee productivity.

         The Company's core product, BroadVision One-To-One Enterprise, was first made commercially available in December 1995. The Company's latest commercially available version, Version 4.0, was made available for general release on September 30, 1998 and supports five languages (English, German, Japanese, Chinese, and Korean) and four major client server databases (Oracle, Sybase, Informix, and Microsoft SQL Server). A complementary family of packaged application products (One-To-One Commerce, One-To-One Financial, and One-To-One Knowledge) were first introduced in 1997 and are built upon and tightly integrated with the Company's core technology. These complementary application products provide specifically enhanced functionality for the distinct customer requirements involved in managing one-to-one relationships within product merchandising, financial services, and knowledge management. The Company sells its products and services worldwide through direct sales forces, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners.


RESULTS OF OPERATIONS

                                    Revenues

   The Company's revenues are derived from software license fees and fees charged for its services.

   The Company recognizes software license revenues when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable. Revenues allocated to software license fees, in general, are recognized upon consummation of the sale.

   The Company's professional services include its Strategic Services Group, its Interactive Services Group, its Content and Creative Services Group, its Education Services Group, and its Technical Support Group. Consulting related services are typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the contracted period, which is typically one year.

         Total Company  revenues  increased 83% during the current quarter ended
March 31, 1999 to $18.5 million as compared to $10.1 million for the quarter ended March 31, 1998. A summary of the Company's revenues by geographic region is as follows:

(In thousands)                   Software          %          Services            %             Total            %
                                -------------  -----------    --------------  -----------  ----------------  ----------
Quarter Ended:

March 31, 1999

   Americas                     $     7,457          58%      $     3,883           69%     $    11,340           61%
   Europe                             2,467          19             1,495           26            3,962           22
   Asia/Pacific                       2,859          23               303            5            3,162           17
----------------------------------------------------------------------------------------------------------------------

         Total                  $    12,783         100%      $     5,681          100%     $    18,464          100%
======================================================================================================================

March 31, 1998

   Americas                     $     4,110          56%      $     1,951           70%     $     6,061           60%
   Europe                             2,253          31               526           19            2,779           28
   Asia/Pacific                         916          13               323           11            1,239           12
----------------------------------------------------------------------------------------------------------------------

         Total                  $     7,279         100%      $     2,800          100%     $    10,079          100%
======================================================================================================================

         Software product license revenues increased 76% during the current quarter ended March 31, 1999 to $12.8 million as compared to $7.3 million for the quarter ended March 31, 1998.

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

         Total services revenues increased 103% during the current quarter ended March 31, 1999 to $5.7 million as compared to $2.8 million for the quarter ended March 31, 1998.

   The increase in professional services revenue is a result of a higher level of consulting related services associated with the increased business volumes and a higher level of customer support revenues derived from an increasingly larger installed customer base. Maintenance revenues were $2.0 million for the quarter ended March 31, 1999 as compared to $788,000 for the quarter ended March 31, 1998. During the quarter ended March 31, 1999, the Company licensed approximately 43 new customers (including system integration/distributor partners), which compares with approximately 32 during the quarter ended March 31, 1998. As of March 31, 1999, the Company had a total installed license base of over 300 customers which compares with over 250 as of December 31, 1998 and over 175 as of March 31, 1998. The Company's professional services revenues as a percentage of total revenues may decline to the extent the Company's strategy of developing business alliances with third parties, such as system integrators, continues to expand.

   The Company continues to make available newly enhanced applications and associated tools for industries that require unique one-to-one relationship management functionality, such as product merchandising, retail financial services, and knowledge management. During May 1998, the Company expanded its product line by introducing a new application to the BroadVision One-To-One
family  of  products:   One-To-One  Knowledge.   In  addition,  the  BroadVision
One-To-One Enterprise application product was significantly enhanced with Version 4, which shipped during September 1998 and enhanced versions of One-To-One Commerce and One-To-One Financial Version 4 application products were shipped during December 1998.

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

   The Company continues to place an emphasis on expanding its strategic alliances with key industry partners and has entered into various arrangements to develop highly specialized applications and reduce the development time cycle associated with Web applications. The Company expects to introduce these additional specialized products during 1999 and beyond.

   During the quarter ended March 31, 1999, the Company entered into a strategic alliance with Hewlett-Packard Company ("HP") to jointly develop and brand a new generation of e-commerce and knowledge-management solutions. The alliance includes the resale and support of existing and future BroadVision products; and the joint development, sale, and support of integrated business-portal solutions to act as interfaces for the next-generation of enterprise customer e-services. HP has committed up to $35.5 million in quarterly installments over the next three and half years which consists of approximately $24.5 million for licenses and approximately $11 million for services. To date, approximately $2.5 million of the total arrangement has been recognized as revenue during the quarter ended March 31, 1999.

   Some of the Company's other strategic alliances to date include ventures with Macromedia to jointly develop the next version of its BroadVision One-To-One Design Center product; Cisco Systems to create unique Cisco-BroadVision One-To-One reference architecture, configuration guides, and performance / scaleability benchmarks; S1 to jointly develop and market products based on VFM, S1's suite of Internet-based financial services applications; and Sema Group to jointly develop and market BroadVision One-To-One applications for the telecommunications sector.

   To date the Company has achieved good market acceptance for its products and has experienced continued revenue growth. The Company anticipates that international revenues will continue to account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international market acceptance for its family of products.


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

                                               Three Months Ended March 31,
                                         ---------------------------------------
(in thousands)                            1999         %       1998          %
                                         ------       ----    ------       ----

Cost of software licenses [1]            $  747        5.8%   $  187        2.6%
Cost of services [2]                      3,322       58.5     1,620       57.9
                                         ------               ------
Total cost of revenues [3]               $4,069       22.0    $1,807       17.9
                                         ======               ======

[1] -- Percentage is calculated based on total software license revenues for the period indicated
[2] -- Percentage is calculated based on total services  revenues for the period indicated
[3] -- Percentage is calculated based on total revenues for the period indicated

         Cost of software licenses increased 300% in absolute dollar terms during the current quarter ended March 31, 1999 to $747,000 as compared to $187,000 for the quarter ended March 31, 1998.

         The increase in cost of software licenses, in both absolute dollar and relative percentage terms, was principally a result of fees and royalties paid to third party vendors for software that was bundled with the Company's product. The higher third party software sales add incremental revenues to the Company's own product sales but carry a higher cost of license factor in relation to the Company's own product sales. Royalty costs for third party software embedded in the Company's product decreased in relative percentage terms as a result of the Company renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for the period through 2001.

         Cost of services increased 105% during the current quarter ended March 31, 1999 to $3.3 million as compared to $1.6 million for the quarter ended March 31, 1998.

         The increase in cost of services in absolute dollar terms is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting arrangements. The increase in cost of services as a percentage of services revenues for the quarter ended March 31, 1999 is a result of higher utilization of outside consultants in relation to the extent previously utilized during the prior period. The Company expects that services costs will continue to increase in absolute dollars as the Company continues to expand its services organization to support higher business volumes.


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

                                              Three Months Ended March 31,
                                         ---------------------------------------
(in thousands)                            1999      % [1]     1998       % [1]
                                         -------     ----    -------     ----
Research and Development                 $ 2,901     15.7%   $ 2,033     20.2%
Sales and Marketing                        7,664     41.5      5,861     58.1
General and Administrative                 1,271      6.9        824      8.2
                                         -------     ----    -------     ----

Total Operating Expenses                 $11,836     64.1%   $ 8,718     86.5%
                                         =======     ====    =======     ====

[1] -- Expressed as a percent of total revenues for the period indicated


         Research and development expenses increased 43% during the current quarter ended March 31, 1999 to $2.9 million as compared to $2.0 million for the quarter ended March 31, 1998. The increase in research and development expenses in absolute dollars terms is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of the Company's next generation of products. Research and development expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects research and development expenses will continue to increase in absolute dollar terms.

         Sales and marketing expenses increased 31% during the current quarter ended March 31, 1999 to $7.7 million as compared to $5.9 million for the quarter ended March 31, 1998. The increases in sales and marketing expenses in absolute dollar terms reflect the cost of hiring additional sales and marketing personnel, developing and expanding its sales distribution channels, and expanding promotional activities and marketing related programs. Sales and marketing expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

         General and administrative expenses increased 54% during the current quarter ended March 31, 1999 to $1.3 million as compared to $824,000 for the quarter ended March 31, 1998. The increase in general and administrative expenses in absolute dollar terms is attributable to additional administrative and management personnel, higher professional fees and additional infrastructure to support the expansion of the Company's operations.

         General and administrative expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.


                                  Income Taxes

         During the quarter ended March 31, 1999, the Company recognized tax expense of $138,000 for an effective tax rate of approximately 4.5%. Due to the Company's continuing trend of positive earnings, the Company reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. As of December 31, 1998, the Company has federal and state net operating loss carryforwards of approximately $12,973,000 and $5,539,000, respectively, available to offset future regular and alternative minimum taxable income.


LIQUIDITY AND CAPITAL RESOURCES

          (dollars in thousands)                 March 31,       December 31,
                                                    1999             1998
                                                 ---------        ---------

          Cash and cash equivalents              $  66,932        $  61,878
                                                 =========        =========

          Working capital                        $  69,002        $  64,320
                                                 =========        =========

          Working capital ratio                    4.8 : 1          4.9 : 1
                                                 =========        =========



   At March 31, 1998, the Company had $66.9 million in cash and cash equivalents which represents an increase of $5.1 million as compared to December 31, 1998. The Company currently has no significant capital commitments other than obligations under equipment and operating leases and $3.3 million of outstanding term debt under its existing credit facility with a commercial bank.

   Cash provided by operating activities was $4.5 million for the quarter ended March 31, 1999 as compared to cash used for operating activities of $246,000 for the quarter ended March 31, 1998. Cash used for investing activities was $1.2 million and $535,000 for the quarters ended March 31, 1999 and 1998, respectively, and was primarily for capital expenditures. Cash provided by financing activities was $1.7 million and $49.6 million for the quarters ended March 31, 1999 and 1998, respectively, and consists primarily of proceeds from the issuance of common stock.

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

State of Readiness - The Company utilizes various financial and managerial information systems within its operations in the United States, Europe and Asia which the Company believes to be or will be Year 2000 compliant by the end of 1999. As part of its normal course of business, the Company analyzes its information system requirements in relation to its business operating goals and strategic objectives and expects to implement new systems during 1999 that will be Year 2000 compliant. The Company is also analyzing its other systems to identify any potential Year 2000 issues and will take appropriate corrective action based on the results of such analysis. Such other systems include non-information technology systems and services utilized by the Company in its business operations, such as power, telecommunications, security and general facilities. The Company is in the process of completing its analysis as to whether its material suppliers and vendors are Year 2000 compliant. The Company expects to complete its analysis of these other systems and the assessment of its third party vendor readiness by June 30, 1999.

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

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company's exposure to market risk for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of March 31, 1999 or December 31, 1998. The Company places its investment portfolio in high credit quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio.

   The Company's investment portfolio holdings as of March 31, 1999 were analyzed to determine their sensitivity to interest rate changes. In our sensitivity analysis, we assumed an adverse change in interest rates of 500 basis points and the expected effect on net income was insignificant.

   The Company is subject to market risk relating to equity price changes with regards to its long-term investment holdings which consist of marketable and non-marketable equity securities. As of March 31, 1999, the Company's long-term investment holdings had a carrying value of $23.6 million, a historical cost of value of $8.3 million and associated unrealized gains of $15.3 million.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a) Exhibits

         Item     Description
         ----     -----------
         10.1*    Equity Incentive Plan, as amended
         10.2*    Employee Stock Purchase Plan, as amended
         10.19    Lease  dated   February  10,  1999  between  the  Company  and
                  Martin/Campus Associates, L.P.
         27       Financial Data Schedule

         * Filed as an annex to the Company's Proxy Statement filed on April 12, 1999 and incorporated herein by reference

                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       BROADVISION, INC

Date: May 14, 1999                     /s/  Pehong Chen
      ---------------------            -----------------------------------------
                                       Pehong Chen
                                       President and Chief Executive Officer
                                       (Principal Executive Officer)


Date: May 14, 1999                     /s/  Randall C. Bolten
      ---------------------            -----------------------------------------
                                       Randall C. Bolten
                                       Vice President, Operations and Chief
                                       Financial Officer
                                       (Principal Financial and Accounting
                                       Officer)

                                          INDEX TO EXHIBITS



Exhibit
  No.         Description
-------       -----------

10.1*         Equity Incentive Plan, as amended

10.2*         Employee Stock Purchase Plan, as amended

10.19         Lease   dated   February   10,   1999   between  the  Company  and
              Martin/Campus Associates, L.P.

27            Financial Data Schedule



* Filed as an annex to the Company's Proxy Statement filed on April 12, 1999 and incorporated herein by reference