Form 10-Q
period 1999-06-30
BROADVISION INC
filed 1999-08-16
CIK 920448

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended

                                  June 30, 1999

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

                                 (650) 261-5100
                                 ---------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
                                         YES      X             NO
                                             ---------             ---------

         As of July 31, 1999, there were 25,561,000 shares of the Registrant's Common Stock issued and outstanding.

================================================================================


                       BROADVISION, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                           QUARTER ENDED JUNE 30, 1999

                                TABLE OF CONTENTS

                                                                                          Page No.
                                                                                          --------

PART I        FINANCIAL INFORMATION

Item 1.       Financial Statements

                  Consolidated Balance Sheets -
                      June 30, 1999 and December 31, 1998                                        3
                  Consolidated Statements of Operations and Comprehensive Income-
                      Three and six months ended June 30, 1999 and 1998                          4
                  Consolidated Statements of Cash Flows -
                      Six months ended June 30, 1999 and 1998                                    5

                  Notes to Consolidated Financial Statements                                     6

Item 2.       Management's Discussion and Analysis of
                Financial Condition and Results of Operations                                   10

Item 3.       Quantitative and Qualitative Disclosures about Market Risk                        18


PART II       OTHER INFORMATION

Item 1.       Legal Proceedings                                                                 18

Item 2.       Changes in Securities and Use of Proceeds                                         18

Item 3.       Defaults upon Senior Securities                                                   18

Item 4.       Submission of Matters to a Vote of Security Holders                               18

Item 5.       Other Information                                                                 19

Item 6.       Exhibits and Reports on Form 8-K                                                  19


SIGNATURES                                                                                      19

                                                         2

                                       PART I. FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

                                    BROADVISION, INC. AND SUBSIDIARIES
                                       CONSOLIDATED BALANCE SHEETS
                                  (In thousands, except per share data)

                                                                   June 30,    December 31,
                                                                     1999         1998
                                                                   ---------    ---------
ASSETS

   Cash and cash equivalents                                       $  53,735    $  61,878
   Short-term investments                                             18,823         --
   Accounts receivable, less allowance for doubtful accounts and
     returns of $1,018 and $788, for 1999 and 1998, respectively      21,479       15,361
   Prepaids and other                                                  3,820        3,589
                                                                   ---------    ---------

         Total current assets                                         97,857       80,828

   Property and equipment, net                                         9,978        8,034
   Long-term investments                                              28,286       11,546
   Other                                                               1,077        1,154
                                                                   ---------    ---------

         Total assets                                              $ 137,198    $ 101,562
                                                                   =========    =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                $   3,336    $   2,243
   Accrued expenses                                                    7,312        4,933
   Unearned revenue                                                    3,298        1,918
   Deferred maintenance                                               10,165        6,157
   Current portion of capital lease obligations                          547          709
   Current portion of long-term debt                                     548          548
                                                                   ---------    ---------

         Total current liabilities                                    25,206       16,508

   Long-term debt                                                      2,600        2,924
   Deferred income taxes                                                 529         --
   Other                                                                  51          321
                                                                   ---------    ---------

         Total liabilities                                            28,386       19,753

   Commitments

   Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 5,000 shares
    authorized; none issued and outstanding                             --           --
   Common stock, $0.0001 par value; 50,000 shares authorized;
    25,438 and 24,796 shares issued and outstanding for 1999 and
    1998, respectively                                                     3            2
   Additional paid-in capital                                        109,306       98,767
   Deferred compensation                                                (389)        (555)
   Accumulated other comprehensive income, net of tax                 13,243        3,198
   Accumulated deficit                                               (13,351)     (19,603)
                                                                   ---------    ---------
         Total stockholders' equity                                  108,812       81,809
                                                                   ---------    ---------

         Total liabilities and stockholders' equity                $ 137,198    $ 101,562
                                                                   =========    =========

                   See Accompanying Notes to Consolidated Financial Statements

                     BROADVISION, INC. AND SUBSIDIARIES
       CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                  (In thousands, except per share amounts)


                                           Three Months Ended     Six Months Ended
                                                 June 30,            June 30,
                                          -------------------   --------------------
                                             1999       1998      1999       1998
                                          -------------------   --------------------
Revenues:
  Software licenses                       $ 15,484   $  8,018   $ 28,267   $ 15,297
  Services                                   7,992      3,367     13,673      6,167
                                          --------   --------   --------   --------
     Total Revenues                         23,476     11,385     41,940     21,464

Cost of revenues:
  Cost of software licenses                  1,037        213      1,784        400
  Cost of services                           4,624      2,092      7,945      3,711
                                          --------   --------   --------   --------

     Total cost of revenues                  5,661      2,305      9,729      4,111

                                          --------   --------   --------   --------
        Gross profit                        17,815      9,080     32,211     17,353

Operating expenses:
  Research and development                   3,268      2,049      6,169      4,083
  Sales and marketing                       10,019      6,243     17,684     12,104
  General and administrative                 1,611        760      2,882      1,585
                                          --------   --------   --------   --------
     Total operating expenses               14,898      9,052     26,735     17,772

                                          --------   --------   --------   --------
        Operating income (loss)              2,917         28      5,476       (419)

Other income, net                              593        665      1,110        613
                                          --------   --------   --------   --------

Income before provision
  for income taxes                           3,510        693      6,586        194

Provision for income taxes                     195       --          334       --
                                          --------   --------   --------   --------

        Net income                        $  3,315   $    693   $  6,252   $    194
                                          ========   ========   ========   ========

     Basic earnings per share             $   0.13   $   0.03   $   0.25   $   0.01
                                          ========   ========   ========   ========

     Diluted earnings per share           $   0.12   $   0.03   $   0.22   $   0.01
                                          ========   ========   ========   ========

Shares used in computing:

Basic earnings per share                    25,123     24,011     24,886     22,244
                                          ========   ========   ========   ========

Diluted earnings per share                  28,154     26,771     27,946     24,819
                                          ========   ========   ========   ========

Comprehensive income:
Net income                                $  3,315   $    693   $  6,252   $    194
Other comprehensive income, net of tax:
  Unrealized long-term investment gains      2,816       --       10,044       --
                                          --------   --------   --------   --------
Total Comprehensive income                $  6,131   $    693   $ 16,296   $    194
                                          ========   ========   ========   ========

           See Accompanying Notes to Consolidated Financial Statements

                                            4

                               BROADVISION, INC. AND SUBSIDIARIES
                              CONSOLIDATED STATEMENTS OF CASH FLOWS
                                         (In thousands)


                                                                               Six Months Ended June 30,
                                                                               -------------------------
                                                                                   1999        1998
                                                                                 --------    --------
Cash flows from operating activities:
Net income                                                                       $  6,252    $    194
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                                                  1,921       1,316
     Amortization of deferred compensation                                            166         180
     Allowance for doubtful accounts and returns                                      230         283
     Amortization of prepaid royalties                                                167        --
     Revenue recognized on noncash transaction                                       --        (1,031)
     Changes in operating assets and liabilities:
       Accounts receivable                                                         (6,348)       (541)
       Prepaids and other                                                            (246)       (514)
       Accounts payable and accrued expenses                                        3,472         348
       Unearned revenue and deferred maintenance                                    5,388         419
                                                                                 --------    --------
         Net cash provided by operating activities                                 11,002         654

Cash flows from investing activities:
   Additions to property and equipment                                             (3,865)     (2,074)
   Purchase of long-term investment                                                  --        (1,500)
   Other assets                                                                       (90)       (139)
   Purchase of short-term investments                                             (18,823)       --
   Maturity of short-term investments                                                --           796
                                                                                 --------    --------
       Net cash used for investing activities                                     (22,778)     (2,917)

Cash flows from financing activities:
   Net change in restricted cash                                                     --         1,400
   Issuance of common stock                                                         4,373      55,455
   Debt (repayments) proceeds                                                        (324)      1,095
   Capital lease payments                                                            (416)       (425)
                                                                                 --------    --------
       Net cash provided by financing activities                                    3,633      57,525

Net (decrease) increase in cash and cash equivalents                               (8,143)     55,262
Cash and cash equivalents at beginning of period                                   61,878       8,277
                                                                                 --------    --------
Cash and cash equivalents at end of period                                       $ 53,735    $ 63,539
                                                                                 ========    ========

Supplemental disclosures of cash flow information:
   Cash paid for interest                                                        $    177    $    172
                                                                                 ========    ========
   Cash paid for income taxes                                                    $    431    $     84
                                                                                 ========    ========
Non-cash investing and financing activities:
   Unrealized gain on long-term investments, net of tax of $6,695                $ 10,045    $   --
                                                                                 ========    ========
   Contributed capital - Income tax benefits from stock option exercises         $  6,167    $   --
                                                                                 ========    ========
   Other current and noncurrent assets acquired in noncash revenue transaction   $   --      $  1,250
                                                                                 ========    ========
   Unearned revenue and deferred maintenance - noncash revenue transaction       $   --      $    219
                                                                                 ========    ========
   Acquisition of equipment under capital lease                                  $   --      $    215
                                                                                 ========    ========
   Deferred compensation forfeited due to voluntary terminations                 $   --      $    693
                                                                                 ========    ========

                   See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS







Note 1.  Organization and Summary of Significant Accounting Policies

Nature of Business - BroadVision, Inc. ("BroadVision" or the "Company") develops, markets and supports scalable fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise.

         The Company provides total end-to-end solutions that allow a business to capitalize on the Internet as a unique platform and take full advantage of emerging technologies. By utilizing BroadVision products and technology, a business is empowered to enhance commerce, provide critical self-service functions, and deliver targeted personalized information to customers, suppliers, distributors, employees, or any other constituent of the extended enterprise on a real time interactive basis.

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

         The financial results and related information as of June 30, 1999 and for the three and six months ended June 30, 1999 and 1998 are unaudited. The balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated.

         The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's Form 10-K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

Net Loss Per Share - Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share is calculated by dividing net income applicable to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares; whereas, diluted earnings per share includes common equivalent shares, as determined under the treasury stock method.

         The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

                                               Three Months Ended     Six Months Ended
                                                     June 30,            June 30,
                                                -----------------   -----------------
                                                  1999      1998      1999      1998
                                                -------   -------   -------   -------
Net income                                      $ 3,315   $   693   $ 6,252   $   194
                                                =======   =======   =======   =======

Weighted average common shares outstanding
 utilized for basic earnings per share           25,123    24,011    24,886    22,244

Weighted average common equivalent shares
   outstanding:
  Employee common stock options                   2,766     2,700     2,795     2,502
  Common stock warrants                              30        60        30        73
                                                -------   -------   -------   -------

     Total weighted average common and common
      equivalent shares outstanding utilized
      for diluted earnings per share             28,154    26,771    27,946    24,819
                                                =======   =======   =======   =======

Basic earnings per share                        $  0.13   $  0.03   $  0.25   $  0.01
                                                =======   =======   =======   =======

Diluted earnings per share                      $  0.12   $  0.03   $  0.22   $  0.01
                                                =======   =======   =======   =======

New Accounting Pronouncements - The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to record and carry all derivative instruments at fair value as either assets or liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it qualifies as part of a hedging relationship, has been so designated as such and the underlying reason for holding it. The Company must adopt SFAS No. 133, as amended, by January 1, 2001, and does not expect such adoption will have any material effect on its financial statements.

     In December 1998, the Accounting Standards Executive Committee ("AcSEC") of the American Institute of Certified Public Accountants issued Statement of Position ("SOP") 98-9 Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. The Company will adopt SOP 98-9 on January 1, 2000. The Company does not expect a material change to its revenue accounting as a result of the provisions of SOP 98-9.

Note 2.  Selective Balance Sheet Detail

      Property and equipment consisted of the following (in thousands):

                                                       June 30,     December 31,
                                                         1999             1998
                                                      --------         --------
   Furniture and fixtures                             $  1,164         $  1,001
   Computers and software                               12,263            8,662
   Leasehold improvements                                3,826            3,725
                                                      --------         --------
                                                        17,253           13,388
   Less accumulated depreciation and amortization       (7,275)          (5,354)
                                                      --------         --------
                                                      $  9,978         $  8,034
                                                      ========         ========

Accrued expenses consisted of the following
    (in thousands):

                                                      June 30,      December 31,
                                                        1999             1998
                                                      --------         --------

   Employee benefits                                  $  1,008         $    678
   Commissions and bonuses                               2,526            2,013
   Taxes payable                                         1,173              785
   Royalties payable                                     1,009              138
   Other                                                 1,596            1,319
                                                      --------         --------
                                                      $  7,312         $  4,933
                                                      ========         ========

Note 3.  Commercial Credit Facilities

         The Company has various credit facilities with a commercial lender. The credit facilities include a note payable ($3.1 million as of June 30, 1999), a term debt credit facility that provides for up to $3.0 million in total borrowings, and a revolving line of credit that provides for up to $5.0 million of additional borrowings based on eligible accounts receivable. As of June 30, 1999, the Company had no outstanding borrowings under its term debt credit facility and total outstanding commitments of $2.8 million in the form of standby letters of credit under its revolving line of credit. The Company's credit facilities include covenants that impose certain restrictions on the payment of dividends and other distributions and require the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a "minimum debt service coverage ratio" upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. As of June 30, 1999, the Company was in compliance with its commercial credit facility covenants.


Note 4.           Geographic, Segment and Significant Customer Information

         The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that Chief Operating Decision Maker ("CODM") uses for operational decisions and financial performance assessments.

         The Company sells its products and provides services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It currently operates in three primary regions, the Americas, which includes North and South America; Europe, which includes Eastern and Western Europe and the Middle East; and Asia/Pacific, which includes the Pacific Rim and the Far East.

         The Company's  CODM is considered to be the Company's  Chief  Executive
Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for products and services and revenues by geographic region for purposes of making operating decisions and assessing financial performance.

         Disaggregated financial information regarding the Company's products and services and revenues by geographic region is as follows (in thousands):

                                       Three Months Ended   Six Months Ended
                                             June 30,            June 30,
                                        -----------------   -----------------
                                           1999      1998      1999      1998
                                        -------   -------   -------   -------
Software licenses:
   One-To-One Enterprise                $ 1,179   $ 4,384   $ 4,586   $ 8,354
   One-To-One WebApps                    14,305     3,634    23,681     6,943
Services                                  5,332     2,257     9,063     4,269
Maintenance                               2,660     1,110     4,610     1,898
                                        -------   -------   -------   -------
   Total Revenues                       $23,476   $11,385   $41,940   $21,464
                                        =======   =======   =======   =======

Revenues:
   Americas                             $18,405   $ 5,753   $29,746   $11,815
   Europe                                 3,675     4,025     7,637     6,804
   Asia/Pacific                           1,396     1,607     4,557     2,845
                                        -------   -------   -------   -------
   Total Company                        $23,476   $11,385   $41,940   $21,464
                                        =======   =======   =======   =======


                               June 30,       December 31,
                                1999             1998
                              --------         --------
Identifiable assets:
   Americas                   $134,748         $ 99,343
   Europe                        1,880            1,754
   Asia/Pacific                    570              465
                              --------         --------
   Total Company              $137,198         $101,562
                              ========         ========

         During the three months ended June 30, 1999, and the three and six months ended June 30, 1998, no single customer accounted for more than 10% of the Company's total revenues. During the six months ended June 30, 1999, one customer accounted for 11% of the Company's total revenues.

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


OVERVIEW

         BroadVision develops, markets and supports scalable fully integrated application software solutions exclusively designed to manage one-to-one relationships for the extended enterprise. The Company provides total end-to-end solutions, which allow a business to capitalize on the Internet as a unique platform and take full advantage of emerging technologies. By utilizing BroadVision products and technology, a business is empowered to enhance commerce, provide critical self-service functions, and deliver targeted personalized information to customers, suppliers, distributors, employees, or any other constituent of the extended enterprise on a real time interactive basis.

         BroadVision's   product  line  provides  a  competitive  advantage  for
businesses by allowing them to specifically tailor Web-site content to the personalized needs and interests of individual visitors on a real-time interactive basis together with the means to execute secure transactions. The BroadVision One-To-One(TM) applications accomplish this by profiling Web-site visitor data, dynamically organizing enterprise information, and targeting specifically tailored content to each individual visitor based on easily constructed business rules. The Company believes the competitive advantages of these applications include, among other things, enhanced customer satisfaction and loyalty, increased business volumes, lower cost structures to service customers and execute transactions, as well as significantly enhanced employee productivity.

         The Company's core product, BroadVision One-To-One Enterprise, was first made commercially available in December 1995. A complementary family of packaged application products (BroadVision One-To-One Commerce, BroadVision One-To-One Financial, and BroadVision One-To-One Knowledge) was first introduced in 1997 and are built upon and tightly integrated with the Company's core technology. These complementary application products provide specifically enhanced functionality for the distinct customer requirements involved in managing one-to-one relationships within product merchandising, financial services, and knowledge management. The Company sells its products and services worldwide through direct sales forces, independent distributors, value-added resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners.


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

         Total Company revenues  increased 106% during the current quarter ended
June 30, 1999 to $23.5 million as compared to $11.4 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, total Company revenues increased 95% to $41.9 million as compared to $21.5 million for the comparable period during 1998. A summary of the Company's revenues by geographic region is as follows:

(In thousands)        Software    %     Services     %        Total      %
                      -------   -----   --------  -------    -------   -----
Three Months Ended:

   June 30, 1999

     Americas         $12,163      79%  $ 6,242       785    $18,405      78%
     Europe             2,362      15     1,313        16      3,675      16
     Asia/Pacific         959       6       437         6      1,396       6
                      -------   -----   -------   -------    -------   -----
         Total        $15,484     100%  $ 7,992       100%   $23,476     100%
                      =======   =====   =======   =======    =======   =====

   June 30, 1998

     Americas         $ 3,391      42%  $ 2,362        70%   $ 5,753      51%
     Europe             3,478      43       547        16      4,025      35
     Asia/Pacific       1,149      15       458        14      1,607      14
                      -------   -----   -------   -------    -------   -----
         Total        $ 8,018     100%  $ 3,367       100%   $11,385     100%
                      =======   =====   =======   =======    =======   =====

Six Months Ended:

   June 30, 1999

     Americas         $19,619      69%  $10,127        74%   $29,746      71%
     Europe             4,830      17     2,807        21      7,637      18
     Asia/Pacific       3,818      14       739         5      4,557      11
                      -------   -----   -------   -------    -------   -----
         Total        $28,267     100%  $13,673       100%   $41,940     100%
                      =======   =====   =======   =======    =======   =====

   June 30, 1998

     Americas         $ 7,501      49%  $ 4,314        70%   $11,815      55%
     Europe             5,731      37     1,073        17      6,804      32
     Asia/Pacific       2,065      14       780        13      2,845      13
                      -------   -----   -------   -------    -------   -----
         Total        $15,297     100%   $ 6,167      100%   $21,464     100%
                      =======   =====   =======   =======    =======   =====

         Software product license revenues increased 93% during the current quarter ended June 30, 1999 to $15.5 million as compared to $8.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, license revenues increased 85% to $28.3 million as compared to $15.3 million for the comparable period during 1998.

         The increase in software license revenues is attributable to continued strong market acceptance for the Company's core competencies and technology; the Company's strategic focus of leveraging its partner relationships; the expanding sales volumes of its three complementary WebApp packaged solutions (BroadVision One-To-One Commerce - Retail and Business, BroadVision One-To-One Financial, and BroadVision One-To-One Knowledge); an increasingly larger installed customer base that contributes to repeat business Web-site deployment licensing; and to a lesser extent, product pricing increases that were effective October 1, 1998. The WebApp packaged solutions were first introduced in 1997 and have become an integral part of the Company's total applications solution that has proven to be a successful strategy for a highly evolving and intensely competitive marketplace.

         The Company continues to make available newly enhanced applications and associated tools for targeted industries that require unique one-to-one relationship management functionality, such as product merchandising, retail financial services, and knowledge management. The Company's core product, BroadVision One-To-One Enterprise, was significantly enhanced with Version 4, which was shipped during September 1998. In addition, enhanced versions of BroadVision One-To-One Commerce and BroadVision One-To-One Financial Version 4 application products were shipped during December 1998. And more recently, during the quarter ended June 30, 1999, the Company made available its next generation version of the BroadVision One-To-One Design Center product; and specialized versions of its BroadVision One-To-One Commerce, which are sold as Commerce Retail and Commerce Business. Also during 1998, the Company enhanced its associated One-To-One tools which included the BroadVision One-To-One Command Center (used by non-technical business managers to make rapid changes to their Web-site without a programmer's intervention); the BroadVision One-To-One Publishing Center (which allows a distributed team of non-technical content experts to collaboratively manage every aspect of content management), and the BroadVision One-To-One Instant Publisher (a tool designed for casual content contributors).

         The Company places an emphasis on expanding its strategic alliances with key industry partners and has entered into various arrangements to develop highly specialized applications and reduce the development time cycle associated with Web applications. The Company expects to introduce these additional specialized products during 1999 and beyond.

         Some of the Company's strategic alliances to date include arrangements with Hewlett-Packard Company ("HP") to jointly develop and brand a new generation of e-commerce and knowledge-management solutions; Cisco Systems to create unique Cisco-BroadVision One-To-One reference architecture, configuration guides, and performance scalability benchmarks; Securities First Technologies, Inc. ("S1") to jointly develop and market products based on VFM, S1's suite of Internet-based financial services applications; and Sema Group to jointly develop and market BroadVision One-To-One applications for the telecommunications sector.

         To date the Company has achieved good market acceptance for its products and has experienced continued revenue growth. The Company anticipates that international revenues will account for a significant amount of total revenues, and management expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. There can be no assurance, however, that the Company will be able to maintain or increase international or domestic market acceptance for its family of products.

         Total services revenues increased 137% during the current quarter ended June 30, 1999 to $8.0 million as compared to $3.4 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, services revenues increased 122% to $13.7 million as compared to $6.2 million for the comparable period during 1998.

         The increase in professional services revenue is a result of the Company's increased business volumes and a higher level of customer support revenues derived from an increasingly larger installed customer base. The Company continues to maintain its emphasis on leveraging its partner integrator relationships and has continued to add internal headcount within its professional services organizations to support the higher business volumes.

         During the quarter ended June 30, 1999, the Company licensed approximately 63 new customers (including system integration/distributor partners), which compares with approximately 24 during the quarter ended June 30, 1998. Maintenance support revenues continue to increase and were $2.7 million for the quarter ended June 30, 1999 as compared to $1.1 million for the quarter ended June 30, 1998. As of June 30, 1999, the Company had licensed over 375 customers which compares with over 250 as of December 31, 1998 and over 175 as of June 30, 1998.

                                Cost of Revenues

         Cost of license revenues include royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other manufacturing costs.

         Cost  of  services  consists  primarily  of   employee-related   costs,
third-party consultant fees incurred on consulting projects, post-contract customer support, and instructional training services.

         A summary of the cost of revenues for the periods presented is as follows:

                                        Three Months Ended June 30,                  Six Months Ended June 30,
                                  ----------------------------------------    -------------------------------------
(In thousands)                          1999         %      1998         %      1999         %      1998         %
--------------                        ------        --    ------        --    ------        --    ------        --
Cost of software licenses [1]         $1,037         7%   $  213         3%   $1,784         6%   $  400         3%
                                      ------        --    ------        --    ------        --    ------        --
Cost of services [2]                   4,624        58     2,092        62     7,945        58     3,711        60
                                      ------        --    ------        --    ------        --    ------        --
Total cost of revenues [3]            $5,661        24%   $2,305        20%   $9,729        23%   $4,111        19%
                                      ------        --    ------        --    ------        --    ------        --

[1] - Percentage is calculated based on total software license revenues for the period indicated

[2] - Percentage is calculated based on total services revenues for the period indicated

[3] - Percentage is calculated based on total  revenues for the period indicated


         Cost of software licenses increased 387% in absolute dollar terms during the current quarter ended June 30, 1999 to $1.0 million as compared to $213,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, cost of software licenses increased 346% to $1.8 million as compared to $400,000 for the comparable period during 1998.

         The increase in cost of software licenses, in both absolute dollar and relative percentage terms, is principally a result of royalties paid to third party vendors for software that was bundled and sold with the Company's products. The higher third party software sales add incremental revenues to the Company's own product sales but carry a higher cost of license factor in relation to the Company's own product sales. Royalty costs for third party software embedded in the Company's product decreased in relative percentage terms as a result of the Company renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for the period through 2001.

         Cost of services increased 121% during the current quarter ended June 30, 1999 to $4.6 million as compared to $2.1 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, cost of services increased 114% to $7.9 million as compared to $3.7 million for the comparable period during 1998.

         The increase in cost of services in absolute dollar terms is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting arrangements. The decrease in cost of services as a percentage of services revenues for the quarter ended June 30, 1999 is a result of less utilization of outside consultants in relation to the extent previously utilized during the prior period.

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

                                   Three Months Ended June 30,                Six Months Ended June 30,
                             --------------------------------------    --------------------------------------
(In thousands)                  1999     % [1]       1998     % [1]       1999     % [1]       1998     % [1]
                             -------     -----    -------     -----    -------     -----    -------     -----
Research and Development     $ 3,268        14%   $ 2,049        18%   $ 6,169        15%   $ 4,083        19%
Sales and Marketing           10,019        43      6,243        55     17,684        42     12,104        56
General and Administrative     1,611         6        760         7      2,882         7      1,585         8
                             -------     -----    -------     -----    -------     -----    -------     -----
Total Operating Expenses     $14,898        63%   $ 9,052        80%   $26,735        64%   $17,772        83%
                             =======     =====    =======     =====    =======     =====    =======     =====

[1] - Expressed as a percent of total revenues for the period indicated

         Research and development expenses increased 59% during the current quarter ended June 30, 1999 to $3.3 million as compared to $2.0 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, research and development expenses increased 51% to $6.2 as compared to $4.1 million for the comparable period during 1998. The increase in research and development expenses in absolute dollar terms is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of the Company's next generation of products. Research and development expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects research and development expenses will continue to increase in absolute dollar terms.

         Sales and marketing expenses increased 60% during the current quarter ended June 30, 1999 to $10.0 million as compared to $6.2 million for the quarter ended June 30, 1998. For the six months ended June 30, 1999, sales and marketing expenses increased 46% to $17.7 million as compared to $12.1 million for the comparable period during 1998. The increases in sales and marketing expenses in absolute dollar terms reflect the cost of hiring additional sales and marketing personnel, developing and expanding sales distribution channels, and expanding promotional activities and marketing related programs. Sales and marketing expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

         General and administrative expenses increased 112% during the current quarter ended June 30, 1999 to $1.6 million as compared to $760,000 for the quarter ended June 30, 1998. For the six months ended June 30, 1999, general and administrative expenses increased 82% to $2.9 million as compared to $1.6 million for the comparable period during 1998. The increase in general and administrative expenses in absolute dollar terms is attributable to additional administrative and management personnel, higher professional fees and additional infrastructure to support the expansion of the Company's operations. General and administrative expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.

                                  Income Taxes

         During the quarter ended June 30, 1999, the Company recognized tax expense of $195,000 for an effective tax rate of approximately 5.6%. Due to the Company's continuing trend of positive earnings, the Company reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not.


LIQUIDITY AND CAPITAL RESOURCES

                                                June 30,      December 31,
(In thousands)                                    1999            1998
                                                --------        -------
Cash, cash equivalents and
  liquid short-term
  investments                                   $ 72,558        $61,878
                                                ========        =======
Working capital                                 $ 72,651        $64,320
                                                ========        =======
Working capital ratio                            3.9 : 1        4.9 : 1
                                                ========        =======


         At June 30, 1999, the Company had $72.6 million of cash, cash equivalents and liquid short-term investments, which represents an increase of $10.7 million as compared to December 31, 1998. The Company currently has no significant capital commitments other than obligations under operating leases and $3.1 million of outstanding term debt under its existing credit facility with a commercial bank.

         Cash provided by operating activities was $11.0 million and $650,000 for the six months ended June 30, 1999 and 1998, respectively. Cash used for investing activities was $22.8 million and $2.9 million for the six months ended June 30, 1999 and 1998, respectively, and was primarily for capital expenditures and purchase of short-term investments. Cash provided by financing activities was $3.6 million and $57.5 million for the six months ended June 30, 1999 and 1998, respectively, and consists primarily of proceeds from the issuance of common stock.

         The Company believes that its available cash and short-term investment resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

         The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein with this quarterly report on Form 10-Q, as contained in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein, and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, the length of the Company's sales cycle, market acceptance of new products, the pace of development of the market for online commerce, the mix of the Company's products sold, the size and timing of significant orders and the timing of customer production or deployment, demand for the Company's products, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of maintenance agreements, product life cycles, software defects and other product quality problems, changes in strategy, changes in key personnel, the extent of international expansion, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. As with many software companies, the Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter. In addition, the Company intends to continue to increase its personnel, including its domestic and international direct sales force. The timing of such expansion and the rate at which new sales people become productive could also cause material fluctuations in the Company's quarterly operating results.

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

Year 2000 Compliance

Background and Risks - Many currently installed computer systems and software and devices with imbedded technology are coded to two digits for time sensitive dating purposes. Beginning with the year 2000, these date code fields will need to be four digit functional in order to distinguish between 21st century dates and 20th century dates. For example, computer programs that have date sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems, software products and devices with imbedded technology used by many companies may need to be upgraded to comply with such "Year 2000" requirements. This type of Year 2000 error could potentially cause system failures or miscalculations that could disrupt operations, including among other things a temporary inability to process transactions, issue invoices or engage in similar normal business activities. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers could potentially be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition, and operating results.

State of Readiness - The Company uses various financial and managerial information systems within its operations in the United States, Europe and Asia, which the Company believes to be or will be Year 2000 compliant by the end of 1999. As part of its normal course of business, the Company analyzes its information system requirements in relation to its business operating goals and strategic objectives and is implementing new systems during 1999 that will be Year 2000 compliant. The Company has also analyzed its other systems and its material suppliers and vendors for Year 2000 issues which it believes to be or will be Year 2000 compliant by the end of 1999. Such other systems include non-information technology systems and services utilized by the Company in its business operations, such as power, telecommunications, security and general facilities.

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

Contingency Plans - The Company has a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence and continues to assess its Year 2000 exposure areas in order to determine what additional steps, beyond those identified by the Company's internal review to date, are advisable. The Company's contingency plan includes adequate internal resources that would be available to analyze, assess and direct remediation efforts to address potential issues, back up systems that don't rely on computers, and alternative sources of supply. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, any failure of the Company to adequately address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition, and results of operations. In addition, if all of the Year 2000 issues are not properly identified, or adequate assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue would not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, partners or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure for interest rate changes relates primarily to its investment portfolio. The Company had no derivative financial instruments as of June 30, 1999 or December 31, 1998. The Company places its investment portfolio in high quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio. The Company's investment portfolio holdings as of June 30, 1999 were analyzed to determine their sensitivity to interest rate changes. As part of our sensitivity analysis, we assumed an adverse change in interest rates of between 50 and 250 basis points and the expected effect was not material. The Company is also subject to market risk relating to equity price changes concerning its long-term investment holdings, which consist of marketable and non-marketable equity securities. As of June 30, 1999, the Company's long-term investment holdings had a carrying value of $28.3 million, a historical cost of value of $8.3 million and associated unrealized gains of $19.9 million.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On December 11, 1998, BroadVision filed a lawsuit against Art Technology Group, Inc. ("ATG") in the Northern District of California. The complaint alleges that ATG is infringing BroadVision's U.S. Patent No. 5,710,887 and seeks injunctive relief and unspecified damages. On February 3, 1999, ATG filed an answer and counterclaim against BroadVision in which ATG seeks declaratory judgment for non-interference and declaratory judgment for invalidity of the patent. Trial is set for October 16, 2000.


ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS

         Not applicable


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)      The Annual Meeting of  Stockholders  of the Company was held on May 12,
         1999.

(b) Pehong Chen, David L. Anderson, Yogen K Dalal, Koh Boon Hwee, Todd A. Garrett and Carl Pascarella were elected as directors.

(c) The matters voted upon and the voting of the stockholders with respect thereto are as follows:

         (i) The election of directors.

                                         For                 Withheld
                                     ----------              --------
       Pehong Chen,                  20,816,729              146,170
       David L. Anderson,            20,817,064              145,835
       Yogen K Dalal,                20,817,034              145,865
       Koh Boon Hwee,                20,817,079              145,820
       Todd A. Garrett               20,817,064              145,835
       Carl Pascarella               20,817,064              145,835

          (ii) To approve the Company's Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 900,000:

                  For:          14,878,751         Against:           6,069,634
                  Abstain:          14,514         Broker Non-Vote            0

         (iii) To approve the Company's Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 300,000:

                  For:          20,742,608         Against:              203,236
                  Abstain:          17,055         Broker Non-Vote             0

          (iv) To ratify the selection of KPMG LLP as independent auditors of the Company for the fiscal year ending December 31, 1999:

                  For:          20,944,727         Against:               10,467
                  Abstain:           7,505         Not Voted                 200


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

                                                      BROADVISION, INC

Date: August 13, 1999                      /s/  Pehong Chen
      -------------------------            -------------------------------
                                           Pehong Chen
                                           President and Chief Executive Officer
                                           (Principal Executive Officer)

Date: August 13, 1999                      /s/  Randall C. Bolten
      -------------------------            -------------------------------
                                           Randall C. Bolten
                                           Vice President, Operations and
                                              Chief Financial Officer
                                           (Principal Financial and
                                              Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.         Description
-------       -----------
  27          Financial Data Schedule