Form 10-Q/A
period 1999-06-30
BROADVISION INC
filed 1999-09-07
CIK 920448

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                            ------------------------

                                  FORM 10-Q/A
                            ------------------------

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 (COPY MISSING) Yes [X] No [ ].

     As of July 31, 1999, there were 25,561,000 shares of the Registrant's Common Stock issued and outstanding.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                       BROADVISION, INC. AND SUBSIDIARIES

                                   FORM 10-Q
                          QUARTER ENDED JUNE 30, 1999

                               TABLE OF CONTENTS

                                                                         PAGE NO.
                                                                         --------
PART I. FINANCIAL INFORMATION
Item 1.    Financial Statements
           Consolidated Balance Sheets --
           December 31, 1998 and June 30, 1999.........................      3
           Consolidated Statements of Operations and Comprehensive
           Income --
           Three and six months ended June 30, 1998 and 1999...........      4
           Consolidated Statements of Cash Flows --
           Six months ended June 30, 1998 and 1999.....................      5
           Notes to Consolidated Financial Statements..................      6
Item 2.    Management's Discussion and Analysis of Financial Condition
           and Results of Operations...................................     10
Item 3.    Quantitative and Qualitative Disclosures about Market
           Risk........................................................     17

PART II. OTHER INFORMATION
Item 1.    Legal Proceedings...........................................     17
Item 2.    Changes in Securities and Use of Proceeds...................     17
Item 3.    Defaults upon Senior Securities.............................     17
Item 4.    Submission of Matters to a Vote of Security Holders.........     17
Item 5.    Other Information...........................................     18
Item 6.    Exhibits and Reports on Form 8-K............................     18

SIGNATURES.............................................................     18

                         PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                       BROADVISION, INC. AND SUBSIDIARIES

                          CONSOLIDATED BALANCE SHEETS
                     (IN THOUSANDS, EXCEPT PER SHARE DATA)

                                     ASSETS

                                                              DECEMBER 31,    JUNE 30,
                                                                  1998          1999
                                                              ------------    --------
Current assets:
  Cash, and cash equivalents................................    $ 61,878      $ 53,735
  Short-term investments....................................          --        18,823
  Accounts receivable, less allowance for doubtful accounts
     of $788 and $1,018 for December 31, 1998 and June 30,
     1999, respectively.....................................      15,361        21,479
  Prepaids and other........................................       3,589         3,820
                                                                --------      --------
          Total current assets..............................      80,828        97,857
Property and equipment, net.................................       8,034         9,978
Long-term investments.......................................      11,546        28,286
Other assets................................................       1,154         1,077
                                                                --------      --------
          Total assets......................................    $101,562      $137,198
                                                                ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable..........................................    $  2,243      $  3,336
  Accrued expenses..........................................       4,933         7,312
  Unearned revenue..........................................       1,918         3,298
  Deferred maintenance......................................       6,157        10,165
  Current portion of capital lease obligations..............         709           547
  Current portion of long-term debt.........................         548           548
                                                                --------      --------
          Total current liabilities.........................      16,508        25,206
Capital lease obligations...................................         270            16
Long-term debt..............................................       2,924         2,600
Deferred income taxes.......................................          --           529
Other liabilities...........................................          51            35
                                                                --------      --------
          Total liabilities.................................      19,753        28,386
                                                                --------      --------
Commitments
Stockholders' equity:
  Convertible preferred stock, $0.0001 par value; 5,000
     shares authorized; none issued and outstanding.........          --            --
  Common stock, $0.0001 par value; 50,000 shares authorized;
     24,796 and 25,508 shares issued and outstanding at
     December 31, 1998 and June 30, 1999, respectively......           2             3
  Additional paid-in capital................................      98,767       109,306
  Deferred compensation.....................................        (555)         (389)
  Accumulated other comprehensive income....................       3,198        13,243
  Accumulated deficit.......................................     (19,603)      (13,351)
                                                                --------      --------
          Total stockholders' equity........................      81,809       108,812
                                                                --------      --------
          Total liabilities and stockholders' equity........    $101,562      $137,198
                                                                ========      ========

          See accompanying notes to consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES

         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (IN THOUSANDS, EXCEPT PER SHARE AMOUNTS)

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1999       1998       1999
                                                      -------    -------    -------    -------
Revenues:
  Software licenses.................................  $ 8,018    $15,484    $15,297    $28,267
  Services..........................................    3,367      7,992      6,167     13,673
                                                      -------    -------    -------    -------
          Total revenues............................   11,385     23,476     21,464     41,940
Cost of revenues:
  Cost of license revenues..........................      213      1,037        400      1,784
  Cost of service revenues..........................    2,092      4,624      3,711      7,945
                                                      -------    -------    -------    -------
          Total cost of revenues....................    2,305      5,661      4,111      9,729
                                                      -------    -------    -------    -------
               Gross profit.........................    9,080     17,815     17,353     32,211
Operating expenses:
  Research and development..........................    2,049      3,268      4,083      6,169
  Sales and marketing...............................    6,243     10,019     12,104     17,684
  General and administrative........................      760      1,611      1,585      2,882
                                                      -------    -------    -------    -------
          Total operating expenses..................    9,052     14,898     17,772     26,735
                                                      -------    -------    -------    -------
               Operating income (loss)..............       28      2,917       (419)     5,476
Other income, net...................................      665        593        613      1,110
                                                      -------    -------    -------    -------
               Income before provision for income
                 taxes..............................      693      3,510        194      6,586
Provision for income taxes..........................       --        195         --        334
                                                      -------    -------    -------    -------
               Net income...........................  $   693    $ 3,315    $   194    $ 6,252
                                                      =======    =======    =======    =======
Basic earnings per share............................  $  0.03    $  0.13    $  0.01    $  0.25
                                                      =======    =======    =======    =======
Diluted earnings per share..........................  $  0.03    $  0.12    $  0.01    $  0.22
                                                      =======    =======    =======    =======
Shares used in computing basic earnings per share...   24,011     25,123     22,244     24,886
                                                      =======    =======    =======    =======
Shares used in computing diluted earnings per
  share.............................................   26,771     28,154     24,819     27,946
                                                      =======    =======    =======    =======

COMPREHENSIVE INCOME:
  Net income........................................  $   693    $ 3,315    $   194    $ 6,252
  Other comprehensive income, net of tax:
     Unrealized long-term investment gains..........       --      2,816         --     10,045
                                                      -------    -------    -------    -------
          Total comprehensive income................  $   693    $ 6,131    $   194    $16,297
                                                      =======    =======    =======    =======

          See accompanying notes to consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (IN THOUSANDS)

                                                                  SIX MONTHS
                                                                ENDED JUNE 30,
                                                              -------------------
                                                               1998        1999
                                                              -------    --------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net income................................................  $   194    $  6,252
  Adjustments to reconcile net income to net cash provided
     by operating activities:
     Depreciation and amortization..........................    1,316       1,921
     Amortization of deferred compensation..................      180         166
     Provision for doubtful accounts and returns............      283         230
     Revenue resulting from non-monetary transactions.......   (1,031)         --
     Amortization of prepaid royalties......................       --         167
  Changes in operating assets and liabilities:
     Accounts receivable....................................     (541)     (6,348)
     Prepaid expenses and other.............................     (514)       (246)
     Accounts payable and accrued expenses..................      348       3,472
     Unearned revenue and deferred maintenance..............      419       5,388
                                                              -------    --------
          Net cash provided by operating activities.........      654      11,002
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of property and equipment........................   (2,074)     (3,865)
  Purchase of long-term investments.........................   (1,500)         --
  Increase in other assets..................................     (139)        (90)
  Purchase of short-term investments........................       --     (18,823)
  Maturity of short-term investments........................      796          --
                                                              -------    --------
          Net cash used for investing activities............   (2,917)    (22,778)
CASH FLOWS FROM FINANCING ACTIVITIES:
  Net change in restricted cash.............................    1,400          --
  Proceeds from (repayments of) borrowings, net.............    1,095        (324)
  Payments on capital lease obligations.....................     (425)       (416)
  Proceeds from issuance of common stock, net...............   55,455       4,373
                                                              -------    --------
          Net cash provided by financing activities.........   57,525       3,633
Net increase (decrease) in cash and cash equivalents........   55,262      (8,143)
Cash and cash equivalents, beginning of period..............    8,277      61,878
                                                              -------    --------
Cash and cash equivalents, end of period....................  $63,539    $ 53,735
                                                              =======    ========
SUPPLEMENTAL CASH FLOW DISCLOSURES:
  Cash paid for interest....................................  $   172    $    177
  Cash paid for income taxes................................       84         431
  Investments acquired through non-monetary transactions....    1,250          --
  Unearned revenue and deferred maintenance from
     non-monetary transactions..............................      219          --
  Equipment acquired under capital leases...................      215          --
  Deferred compensation forfeited due to voluntary
     terminations...........................................      693          --
  Net unrealized gain on long-term investments..............       --      10,045
  Contributed capital -- income tax benefit from stock
     option exercises.......................................       --       6,167

          See accompanying notes to consolidated financial statements.

                       BROADVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1. ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     NATURE OF BUSINESS -- BroadVision, Inc. (the "Company") develops, markets and supports application software solutions for one-to-one relationship management across the extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct electronic commerce, offer online customer self-service and support, deliver targeted information and provide online financial services. Each of these capabilities can be provided to all constituents of the extended enterprise, including: customers, suppliers, partners, distributors and employees. The BroadVision One-to-One product suite allows businesses to tailor Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis. The Company's applications interactively capture Web site visitor profile information, organize the enterprise's content, target that content to each visitor based on easily constructed business rules and execute transactions.

     BASIS OF PRESENTATION -- The accompanying consolidated financial statements include the accounts of BroadVision and its wholly owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation.

     The financial results and related information as of June 30, 1999 and for the three and six months ended June 30, 1998 and 1999 are unaudited. The balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated.

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

     NET LOSS PER SHARE -- Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share is calculated by dividing net income applicable to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares; whereas, diluted earnings per share includes common equivalent shares, as determined under the treasury stock method.

                       BROADVISION, INC. AND SUBSIDIARIES

     The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

                                                          THREE MONTHS          SIX MONTHS
                                                         ENDED JUNE 30,       ENDED JUNE 30,
                                                        -----------------    -----------------
                                                         1998      1999       1998      1999
                                                        ------    -------    ------    -------
Net income............................................  $  693    $ 3,315    $  194    $ 6,252
                                                        ======    =======    ======    =======
Weighted average common shares outstanding utilized
  for basic earnings per share........................  24,011     25,123    22,244     24,886
Weighted average common equivalent shares outstanding:
  Employee common stock options.......................   2,700      2,766     2,502      3,030
  Common stock warrants...............................      60         30        73         30
                                                        ------    -------    ------    -------
     Total weighted average common and common
       equivalent shares outstanding utilized for
       diluted earnings per share.....................  26,771     28,154    24,819     27,946
                                                        ======    =======    ======    =======
Basic earnings per share..............................  $ 0.03    $  0.13    $ 0.01    $  0.25
                                                        ======    =======    ======    =======
Diluted earnings per share............................  $ 0.03    $  0.12    $ 0.01    $  0.22
                                                        ======    =======    ======    =======

     NEW ACCOUNTING PRONOUNCEMENTS -- The Financial Accounting Standards Board ("FASB") issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to record and carry all derivative instruments at fair value as either assets or liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it qualifies as part of a hedging relationship, has been so designated as such and the underlying reason for holding it. The Company must adopt SFAS No. 133, as amended, by January 1, 2001, and does not expect such adoption will have any material effect on its financial statements.

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

NOTE 2. SELECTIVE BALANCE SHEET DETAIL

     Property and equipment consisted of the following (in thousands):

                                                        DECEMBER 31,    JUNE 30,
                                                            1998          1999
                                                        ------------    --------
Furniture and fixtures................................    $ 1,001       $ 1,164
Computers and software................................      8,662        12,263
Leasehold improvements................................      3,725         3,826
                                                          -------       -------
                                                           13,388        17,253
  Less accumulated depreciation and amortization......     (5,354)       (7,275)
                                                          -------       -------
                                                          $ 8,034       $ 9,978
                                                          =======       =======

                       BROADVISION, INC. AND SUBSIDIARIES

     Accrued expenses consisted of the following (in thousands):

                                                        DECEMBER 31,    JUNE 30,
                                                            1998          1999
                                                        ------------    --------
Employee benefits.....................................    $   678       $ 1,008
Commissions and bonuses...............................      2,013         2,526
Taxes payable.........................................        785         1,173
Royalties payable.....................................        138         1,009
Other.................................................      1,319         1,596
                                                          -------       -------
                                                          $ 4,933       $ 7,312
                                                          =======       =======

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

NOTE 4. GEOGRAPHIC, SEGMENT AND SIGNIFICANT CUSTOMER INFORMATION

     The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker ("CODM") uses for operational decisions and financial performance assessments.

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

                       BROADVISION, INC. AND SUBSIDIARIES

     Disaggregated financial information regarding the Company's products and services and revenues by geographic region is as follows (in thousands):

                                                      THREE MONTHS ENDED     SIX MONTHS ENDED
                                                           JUNE 30,              JUNE 30,
                                                      ------------------    ------------------
                                                       1998       1999       1998       1999
                                                      -------    -------    -------    -------
Software licenses:
  One-To-One Enterprise.............................  $ 4,384    $ 1,179    $ 8,354    $ 4,586
  One-To-One WebApps................................    3,634     14,305      6,943     23,681
Services............................................    2,257      5,332      4,269      9,063
Maintenance.........................................    1,110      2,660      1,898      4,610
                                                      -------    -------    -------    -------
          Total Revenues............................  $11,385    $23,476    $21,464    $41,940
                                                      =======    =======    =======    =======
Revenues:
  Americas..........................................  $ 5,753    $18,405    $11,815    $29,746
  Europe............................................    4,025      3,675      6,804      7,637
  Asia/Pacific......................................    1,607      1,396      2,845      4,557
                                                      -------    -------    -------    -------
          Total Company.............................  $11,385    $23,476    $21,464    $41,940
                                                      =======    =======    =======    =======

                                                                DECEMBER 31,   JUNE 30,
                                                                    1998         1999
                                                                ------------   --------
Identifiable assets:
  Americas..................................................      $ 99,343     $134,748
  Europe....................................................         1,754        1,880
  Asia/Pacific..............................................           465          570
                                                                  --------     --------
          Total Company.....................................      $101,562     $137,198
                                                                  ========     ========

     During the three and six months ended June 30, 1998 and the three months ended June 30, 1999, no single customer accounted for more than 10% of the Company's total revenues. During the six months ended June 30, 1999, one customer accounted for 11% of the Company's total revenues.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

     Except for historical information contained or incorporated by reference in this section, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to these differences include, but are not limited to, those discussed herein with this quarterly report on Form 10-Q, the Company's annual report on Form 10-K, and other documents filed with the Securities and Exchange Commission. Any forward-looking statements speak only as of the date such statements are made.

OVERVIEW

     The Company develops, markets and supports application software solutions for one-to-one relationship management across the extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct electronic commerce, offer online customer self-service and support, deliver targeted information and provide online financial services. Each of these capabilities can be provided to all constituents of the extended enterprise, including: customers, suppliers, partners, distributors and employees. The BroadVision One-To-One product suite allows businesses to tailor their Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis. The Company's applications interactively capture Web site visitor profile information, organize the enterprise's content, target that content to each visitor based on easily constructed business rules, and execute transactions. The Company believes the benefits of these applications include enhanced customer satisfaction and loyalty, increased business volume, greater brand awareness, reduced costs to service customers and to execute transactions, and enhanced employee productivity.

     The Company sells its products and services worldwide through a direct sales force, independent distributors, resellers and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners. The Company also engages in strategic business alliances to assist in the marketing, selling and developing of customer applications.

     The Company also places a strategic emphasis on developing technology alliances in order to ensure that its products are based on industry standards and that it is positioned to take advantage of current and emerging technologies. The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications for itself and its customers.

     The Company's revenues are derived from software license fees and fees charged for its services. Software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Software license revenues, in general, are recognized upon consummation of the sale.

     The Company's professional services include its Strategic Services Group, Interactive Services Group, Content and Creative Services Group, Education Services Group and Technical Support Group. Maintenance fees relating to technical support and upgrades are recognized ratably over the contracted period. Consulting-related services revenues are typically recognized as services are performed.

     Cost of license revenues includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products; commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs. Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

     Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of the Company's products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established, at which point these costs are capitalized subject to recoverability. Costs incurred subsequent to the establishment of a working model but prior to general release have not been significant. To date, the Company has not capitalized any software development costs. Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing-related expenditures such as collateral materials, trade shows, public relations and creative services. General and administrative expenses consist primarily of salaries, employee-related benefit costs and professional service fees.

RESULTS OF OPERATIONS

     REVENUES

     For the three months ended June 30, 1999, total revenues increased 106% to $23.5 million as compared to $11.4 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, total revenues increased 95% to $41.9 million as compared to $21.5 million for the six months ended June 30, 1998. A summary of our software and services revenues by geographic region is as follows:

                                           SOFTWARE     %     SERVICES     %      TOTAL      %
                                           --------    ---    --------    ---    -------    ---
                                                          (DOLLARS IN THOUSANDS)
Three Months Ended June 30, 1998
  Americas...............................  $ 3,391      42%   $ 2,362      70%   $ 5,753     51%
  Europe.................................    3,478      43        547      16      4,025     35
  Asia/Pacific...........................    1,149      15        458      14      1,607     14
                                           -------     ---    -------     ---    -------    ---
          Total..........................  $ 8,018     100%   $ 3,367     100%   $11,385    100%
                                           =======     ===    =======     ===    =======    ===
Three Months Ended June 30, 1999
  Americas...............................  $12,163      79%   $ 6,242      78%   $18,405     78%
  Europe.................................    2,362      15      1,313      16      3,675     16
  Asia/Pacific...........................      959       6        437       6      1,396      6
                                           -------     ---    -------     ---    -------    ---
          Total..........................  $15,484     100%   $ 7,992     100%   $23,476    100%
                                           =======     ===    =======     ===    =======    ===
Six Months Ended June 30, 1998
  Americas...............................  $ 7,501      49%   $ 4,314      70%   $11,815     55%
  Europe.................................    5,731      37      1,073      17      6,804     32
  Asia/Pacific...........................    2,065      14        780      13      2,845     13
                                           -------     ---    -------     ---    -------    ---
          Total..........................  $15,297     100%   $ 6,167     100%   $21,464    100%
                                           =======     ===    =======     ===    =======    ===
Six Months Ended June 30, 1999
  Americas...............................  $19,619      69%   $10,127      74%   $29,746     71%
  Europe.................................    4,830      17      2,807      21      7,637     18
  Asia/Pacific...........................    3,818      14        739       5      4,557     11
                                           -------     ---    -------     ---    -------    ---
          Total..........................  $28,267     100%   $13,673     100%   $41,940    100%
                                           =======     ===    =======     ===    =======    ===

     For the three months ended June 30, 1999, software license revenues increased 93% to $15.5 million as compared to $8.0 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, software license revenues increased 85% to $28.3 million as compared to $15.3 million for the six months ended June 30, 1998. The increase in software license revenues is attributable to continued strong market acceptance for the Company's core competencies and technology; its strategic focus of leveraging partner relationships; its expanding range of products and product functionality; and, to a lesser extent, product pricing increases that were effective October 1, 1998. As a result, the Company is attracting new customers and its existing customer base is generating additional revenues through increased use of already-developed Web sites and the introduction of new Web sites within the same organization.

     During the three months ended June 30, 1999, the Company licensed approximately 49 new end-user customers and 63 new partners, which compares with approximately 17 new end-users and 24 new partners during the three months ended June 30, 1998. During the six months ended June 30, 1999, the Company licensed approximately 82 new end-user customers and 24 new partners, which compares with approximately 45 new end-user customers and 11 new partners during the six months ended June 30, 1998. As of June 30, 1999, the Company licensed over

280 end-user customers and 95 partners, which compares with over 195 end-user customers and 75 partners as of December 31, 1998 and 150 end-user customers and 55 partners as of June 30, 1998.

     For the three months ended June 30, 1999, total services revenues increased 137% to $8.0 million as compared to $3.4 million for the three months ended June 30, 1998. For the six months ended June 30, 1999, total services revenues increased 122% to $13.7 million as compared to $6.2 million for the six months ended June 30, 1998. The increase in professional services revenue is a result of the Company's increased business volumes and a higher level of customer support revenues derived from a larger installed customer base. The Company continues to add internal headcount within its professional services organizations to support the higher business volumes and has increased its emphasis on leveraging its integrator partner relationships. Increasingly sophisticated and customer-specific use of the Company's products has recently caused accelerated demand for its professional services. However, the Company's strategy of developing business alliances with system integrators and other third-party professional services organizations to support its products may in the future result in a decline in professional services revenues as a percentage of total revenues. Maintenance revenues continue to increase and were $4.6 million for the six months ended June 30, 1999 as compared to $1.9 million for the six months ended June 30, 1998.

     COST OF REVENUES

     In the table below, the percentage of cost of license revenues is calculated based on total software license revenues, the percentage of cost of services revenues is calculated based on total services revenues and the percentage of total cost of revenues is calculated based on total revenues.

                                      THREE MONTHS ENDED JUNE 30,      SIX MONTHS ENDED JUNE 30,
                                      ----------------------------    ----------------------------
                                       1998     %      1999     %      1998     %      1999     %
                                      ------   ---    ------   ---    ------   ---    ------   ---
                                                             (IN THOUSANDS)
Cost of license revenues............  $  213     3%   $1,037     7%   $  400     3%   $1,784     6%
Cost of services revenues...........   2,092    62     4,624    58     3,711    60     7,945    58
                                      ------   ---    ------   ---    ------   ---    ------   ---
Total cost of revenues..............  $2,305    20%   $5,661    24%   $4,111    19%   $9,729    23%
                                      ======   ===    ======   ===    ======   ===    ======   ===

     Cost of software licenses increased 387% during the three months ended June 30, 1999 to $1.0 million as compared to $213,000 for the three months ended June 30, 1998. Cost of software licenses increased 346% during the six months ended June 30, 1999 to $1.8 million as compared to $400,000 for the six months ended June 30, 1998. The increase in cost of software licenses, in both absolute dollar and relative percentage terms, is principally a result of royalties paid to third-party vendors for software used in conjunction with and sold with the Company's products. The higher third-party software sales add incremental revenues to the Company's own product sales but carry a higher cost of license factor in relation to the Company's own product sales. Royalty costs for third-party software embedded in the Company's product decreased in relative percentage terms as a result of the Company renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for the period through 2001.

     Cost of services increased 121% during the three months ended June 30, 1999 to $4.6 million as compared to $2.1 million for the three months ended June 30, 1998. Cost of services increased 114% during the six months ended June 30, 1999 to $7.9 million as compared to $3.7 million for the six months ended June 30, 1998. The increase in cost of services in absolute dollar terms is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting demands.

     OPERATING EXPENSES

     A summary of our operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues.

                                THREE MONTHS ENDED JUNE 30,        SIX MONTHS ENDED JUNE 30,
                               ------------------------------    ------------------------------
                                1998      %      1999      %      1998      %      1999      %
                               -------   ---    -------   ---    -------   ---    -------   ---
                                                    (DOLLARS IN THOUSANDS)
Research and development.....  $ 2,049    18%   $ 3,268    14%   $ 4,083    19%   $ 6,169    15%
Sales and marketing..........    6,243    55     10,019    43     12,104    56     17,684    42
General and administrative...      760     7      1,611     6      1,585     8      2,882     7
                               -------   ---    -------   ---    -------   ---    -------   ---
Total operating expenses.....  $ 9,052    80%   $14,898    63%   $17,772    83%   $26,735    64%
                               =======   ===    =======   ===    =======   ===    =======   ===

     Research and development expenses increased 59% during the three months ended June 30, 1999 to $3.3 million as compared to $2.0 million for the three months ended June 30, 1998. Research and development expenses increased 51% during the six months ended June 30, 1999 to $6.2 as compared to $4.1 million for the comparable period the six months ended June 30, 1998. The increase in research and development expenses in absolute dollar terms is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of our next generation of products. Research and development expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses.

     Sales and marketing expenses increased 60% during the three months ended June 30, 1999 to $10.0 million as compared to $6.2 million for the three months ended June 30, 1998. Sales and marketing expenses increased 46% during the six months ended June 30, 1999 to $17.7 million as compared to $12.1 million for the six months ended June 30, 1998. The increases in sales and marketing expenses in absolute dollar terms reflect the cost of hiring additional sales and marketing personnel, increased commission payments resulting from higher revenues, developing and expanding sales distribution channels, and expanding promotional activities and marketing-related programs. Sales and marketing expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses.

     General and administrative expenses increased 112% during the three months ended June 30, 1999 to $1.6 million as compared to $760,000 for the three months ended June 30, 1998. General and administrative expenses increased 82% during the six months ended June 30, 1999 to $2.9 million as compared to $1.6 million for the six months ended June 30, 1998. The increase in general and administrative expenses in absolute dollar terms is attributable to additional administrative and management personnel, higher professional services fees and additional infrastructure to support the expansion of our operations. General and administrative expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses.

     INCOME TAXES

     During the six month period ended June 30, 1999, we recognized tax expense of $334,000 at an effective tax rate of approximately 5%. Due to our continuing trend of positive earnings, we reversed a portion of our valuation allowance against the previously deferred tax assets for which realization is considered more likely than not.

LIQUIDITY AND CAPITAL RESOURCES

                                                        DECEMBER 31,    JUNE 30,
                                                            1998          1999
                                                        ------------    --------
                                                             (IN THOUSANDS)
Cash, cash equivalents and liquid short-term
  investments.........................................    $61,878       $72,558
                                                          =======       =======
Working capital.......................................    $64,320       $72,651
                                                          =======       =======
Working capital ratio.................................      4.9:1         3.9:1
                                                          =======       =======

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

     The Company believes that its available cash and short-term investment resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed below and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's Common Stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

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

     Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's Common Stock. The Company anticipates that its operating expenses will continue to be substantial in relation to total revenues as it continues the development of its technology, increases its sales and marketing activities, and creates and expands its distribution channels. There can be no assurance that the Company will be able to sustain its revenue growth or profitability. The Company's prospects must also be evaluated in light of the risks and uncertainties frequently encountered by a company in its early stages of development. Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. These related market risks include, among other things, the early stage of the developing online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce, and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company's ability to, among other things, successfully implement its marketing strategies, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks. A more complete description of these and other risks relating to the Company's business is set forth in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein and other documents filed with the Securities and Exchange Commission.

YEAR 2000 COMPLIANCE

     Background and Risks -- Many currently installed computer systems and software and devices with imbedded technology are coded to two digits for time sensitive dating purposes. Beginning with the year 2000, these date code fields will need to be four digit functional in order to distinguish between 21st century dates and 20th century dates. For example, computer programs that have date sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems, software products and devices with imbedded technology used by many companies may need to be upgraded to comply with such "Year 2000" requirements. This type of Year 2000 error could potentially cause system failures or miscalculations that could disrupt operations, including among other things a temporary inability to process transactions, issue invoices or engage in similar normal business activities. Although the Company's products are Year 2000 compliant, the Company believes that the purchasing patterns of customers could potentially be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company, which could have a material adverse effect on the Company's business, financial condition, and operating results. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of such noncompliant third-party software or systems could affect the perceived performance of the Company's products, which could have a material adverse effect on the Company's business, financial condition, and operating results.

     State of Readiness -- The Company uses various financial and managerial information systems within its operations in the United States, Europe and Asia, which the Company believes to be or will be Year 2000 compliant by the end of 1999. As part of its normal course of business, the Company analyzes its information system requirements in relation to its business operating goals and strategic objectives and is implementing new systems during 1999 that will be Year 2000 compliant. The Company has also analyzed its other systems and its material suppliers and vendors for Year 2000 issues which it believes to be or will be Year 2000 compliant by the end of 1999. Such other systems include non-information technology systems and services utilized by the Company in its business operations, such as power, telecommunications, security and general facilities.

     Costs for Year 2000 Compliance -- Costs that may be incurred by the Company pertaining to Year 2000 compliance issues include identification, assessment, remediation and testing efforts, as well as potential costs to be incurred by the Company with respect to Year 2000 issues of third parties. To date, the costs incurred by the Company directly related to Year 2000 issues have been minimal, even in cases where non-compliant information technology systems were redeployed or replaced.

     Contingency Plans -- The Company has a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence and continues to assess its Year 2000 exposure areas in order to determine what additional steps, beyond those identified by the Company's internal review to date, are advisable. The Company's contingency plan includes adequate internal resources that would be available to analyze, assess and direct remediation efforts to address potential issues, back up systems that don't rely on computers, and alternative sources of supply. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, any failure of the Company to adequately address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition, and results of operations. In addition, if all of the Year 2000 issues are not properly identified, or adequate assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue would not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, partners or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

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

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     On December 11, 1998, BroadVision filed a lawsuit against Art Technology Group, Inc. ("ATG") in the Northern District of California. The complaint alleges that ATG is infringing BroadVision's U.S. Patent No. 5,710,887 and seeks injunctive relief and unspecified damages. On February 3, 1999, ATG filed an answer and counterclaim against BroadVision in which ATG seeks judgment for non-infringement and invalidity of the patent. Trial is set for October 16, 2000.

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

     Not applicable

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     (a) The Annual Meeting of Stockholders of the Company was held on May 12, 1999.

     (b) Pehong Chen, David L. Anderson, Yogen K Dalal, Koh Boon Hwee, Todd A. Garrett and Carl Pascarella were elected as directors.

     (c) The matters voted upon and the voting of the stockholders with respect thereto are as follows:

          (i) The election of directors:

                                                             FOR       WITHHELD
                                                          ----------   --------
Pehong Chen.............................................  20,816,729   146,170
David L. Anderson.......................................  20,817,064   145,835
Yogen K Dalal...........................................  20,817,034   145,865
Koh Boon Hwee...........................................  20,817,079   145,820
Todd A. Garrett.........................................  20,817,064   145,835
Carl Pascarella.........................................  20,817,064   145,835

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

                                              BROADVISION, INC

       Date: September 3, 1999                /s/ PEHONG CHEN
                                              --------------------------------------------------------
                                              Pehong Chen
                                              President and Chief Executive Officer
                                              (Principal Executive Officer)

       Date: September 3, 1999                /s/ RANDALL C. BOLTEN
                                              --------------------------------------------------------
                                              Randall C. Bolten
                                              Vice President, Operations and Chief Financial Officer
                                              (Principal Financial and Accounting Officer)