Form 10-Q
period 1999-09-30
BROADVISION INC
filed 1999-11-15
CIK 920448

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

                               September 30, 1999

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

         As  of  October  31,  1999,   there  were  77,618,034   shares  of  the
Registrant's Common Stock issued and outstanding.

================================================================================



                            BROADVISION, INC. AND SUBSIDIARIES

                                         FORM 10-Q

                             QUARTER ENDED SEPTEMBER 30, 1999

                                     TABLE OF CONTENTS


                                                                                                     Page No.
                                                                                                     --------
PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets -
                  September 30, 1999 and December 31, 1998                                               3

              Consolidated Statements of Operations and Comprehensive Income -
                  Three and nine months ended September 30, 1999 and 1998                                4

              Consolidated Statements of Cash Flows -
                  Nine months ended September 30, 1999 and 1998                                          5

              Notes to Consolidated Financial Statements                                                 6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                              9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                                   16



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                            17

Item 2.    Changes in Securities and Use of Proceeds                                                    17

Item 3.    Defaults upon Senior Securities                                                              17

Item 4.    Submission of Matters to a Vote of Security Holders                                          17

Item 5.    Other Information                                                                            18

Item 6.    Exhibits and Reports on Form 8-K                                                             18



SIGNATURES                                                                                              18


                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS


                                                 BROADVISION, INC. AND SUBSIDIARIES

                                                     CONSOLIDATED BALANCE SHEETS

                                                (In thousands, except per share data)

                                                                                                   September 30,        December 31,
                                                                                                       1999                  1998
                                                                                                    ---------             ---------
ASSETS

   Cash and cash equivalents                                                                        $  55,323             $  61,878
   Short-term investments                                                                              24,201                  --
   Accounts receivable, less allowance for doubtful accounts and
     returns of $1,221 and $788, for 1999 and 1998, respectively                                       23,091                15,361
   Prepaids and other                                                                                   3,992                 3,589
                                                                                                    ---------             ---------
         Total current assets                                                                         106,607                80,828

   Property and equipment, net                                                                         12,830                 8,034
   Long-term investments                                                                               25,534                11,546
   Deferred income taxes                                                                                8,036                  --
   Other                                                                                                3,522                 1,154
                                                                                                    ---------             ---------
         Total assets                                                                               $ 156,529             $ 101,562
                                                                                                    =========             =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                                 $   4,602             $   2,243
   Accrued expenses                                                                                     8,161                 4,933
   Unearned revenue                                                                                     3,715                 1,918
   Deferred maintenance                                                                                11,601                 6,157
   Current portion of capital lease obligations                                                           347                   709
   Current portion of long-term debt                                                                      977                   548
                                                                                                    ---------             ---------
         Total current liabilities                                                                     29,403                16,508

   Long-term debt                                                                                       5,030                 2,924
   Other                                                                                                   26                   321
                                                                                                    ---------             ---------
         Total liabilities                                                                             34,459                19,753

   Commitments

   Stockholders' equity:

   Convertible preferred stock, $0.0001 par value; 10,000
    shares authorized; none issued and outstanding                                                       --                    --
   Common stock, $0.0001 par value; 500,000 shares authorized;
    77,441 and 74,389 shares issued and outstanding for 1999 and
    1998, respectively                                                                                      8                     7
   Additional paid-in capital                                                                         120,084                98,762
   Deferred compensation                                                                                 (307)                 (555)
   Accumulated other comprehensive income, net of tax                                                  11,141                 3,198
   Accumulated deficit                                                                                 (8,856)              (19,603)
                                                                                                    ---------             ---------
         Total stockholders' equity                                                                   122,070                81,809
                                                                                                    ---------             ---------
         Total liabilities and stockholders' equity                                                 $ 156,529             $ 101,562
                                                                                                    =========             =========

                            See Accompanying Notes to Consolidated Financial Statements


                                                 BROADVISION, INC. AND SUBSIDIARIES

                                   CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

                                              (In thousands, except per share amounts)

                                                                          Three Months Ended                    Nine Months Ended
                                                                             September 30,                       September 30,
                                                                     ---------------------------          --------------------------
                                                                        1999              1998              1999              1998
                                                                     --------           --------          --------          --------
Revenues:
  Software licenses                                                  $ 18,954           $  9,158          $ 47,221          $ 24,455
  Services                                                             10,877              4,273            24,550            10,439
                                                                     --------           --------          --------          --------
     Total Revenues                                                    29,831             13,431            71,771            34,894

Cost of revenues:
  Cost of software licenses                                               676                237             2,460               637
  Cost of services                                                      7,241              2,553            15,114             6,264
                                                                     --------           --------          --------          --------
     Total cost of revenues                                             7,917              2,790            17,574             6,901
                                                                     --------           --------          --------          --------
        Gross profit                                                   21,914             10,641            54,197            27,993

Operating expenses:
  Research and development                                              3,816              2,394             9,986             6,476
  Sales and marketing                                                  12,136              6,285            29,891            18,389
  General and administrative                                            2,119                977             5,001             2,562
                                                                     --------           --------          --------          --------
     Total operating expenses                                          18,071              9,656            44,878            27,427
                                                                     --------           --------          --------          --------
        Operating income                                                3,843                985             9,319               566

Other income, net                                                         891                769             2,001             1,382
                                                                     --------           --------          --------          --------
Income before provision
  for income taxes                                                      4,734              1,754            11,320             1,948

Provision for income taxes                                                240               --                 573              --
                                                                     --------           --------          --------          --------
        Net income                                                   $  4,494           $  1,754          $ 10,747          $  1,948
                                                                     ========           ========          ========          ========
     Basic earnings per share                                        $   0.06           $   0.02          $   0.14          $   0.03
                                                                     ========           ========          ========          ========
     Diluted earnings per share                                      $   0.05           $   0.02          $   0.13          $   0.03
                                                                     ========           ========          ========          ========

Shares used in computing:

Basic earnings per share                                               76,335             72,792            75,306            68,772
                                                                     ========           ========          ========          ========
Diluted earnings per share                                             86,649             80,166            84,753            75,642
                                                                     ========           ========          ========          ========
Comprehensive income:

Net income                                                           $  4,494           $  1,754          $ 10,747          $  1,948
Other comprehensive income, net of tax:
  Unrealized long-term investment
  gains (losses)                                                       (2,102)              --               7,943              --
                                                                     --------           --------          --------          --------
Total comprehensive income                                           $  2,392           $  1,754          $ 18,690          $  1,948
                                                                     ========           ========          ========          ========


                             See Accompanying Notes to Consolidated Financial Statements

                                                 BROADVISION, INC. AND SUBSIDIARIES

                                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                           (In thousands)

                                                                                                               Nine Months Ended
                                                                                                                 September 30,
                                                                                                        ----------------------------
                                                                                                          1999                1998
                                                                                                        --------           --------
Cash flows from operating activities:
Net income                                                                                              $ 10,747           $  1,948
Adjustments to reconcile net income to net cash
   provided by (used for) operating activities:
     Depreciation and amortization                                                                         2,994              2,074
     Amortization of deferred compensation                                                                   248                269
     Allowance for doubtful accounts and returns                                                             433                403
     Revenue recognized from non-monetary transactions                                                      --               (2,917)
     Amortization of prepaid royalties                                                                       250                167
     Changes in operating assets and liabilities:
       Accounts receivable                                                                                (8,163)            (2,442)
       Prepaids and other                                                                                   (429)              (995)
       Accounts payable and accrued expenses                                                               5,587              1,018
       Unearned revenue and deferred maintenance                                                           7,241                237
                                                                                                        --------           --------
         Net cash provided by (used for) operating activities                                             18,908               (238)

Cash flows from investing activities:
   Additions to property and equipment                                                                    (7,790)            (2,932)
   Purchase of long-term investments                                                                        (750)            (1,500)
   Other assets                                                                                           (2,618)              (161)
   Purchase of short-term investments                                                                    (24,201)              --
   Maturity of short-term investments                                                                       --                  796
                                                                                                        --------           --------
       Net cash used for investing activities                                                            (35,359)            (3,797)

Cash flows from financing activities:
   Net change in restricted cash                                                                            --                1,400
   Proceeds from issuance of common stock, net                                                             7,993             55,947
   Proceeds from borrowings, net                                                                           2,535                958
   Capital lease payments                                                                                   (632)              (633)
                                                                                                        --------           --------
       Net cash provided by financing activities                                                           9,896             57,672

Net (decrease) increase in cash and cash equivalents                                                      (6,555)            53,637
Cash and cash equivalents at beginning of period                                                          61,878              8,277
                                                                                                        --------           --------
Cash and cash equivalents at end of period                                                              $ 55,323           $ 61,914
                                                                                                        ========           ========



Supplemental disclosures of cash flow information:
   Cash paid for interest                                                                               $    267           $    294
                                                                                                        ========           ========
   Cash paid for income taxes                                                                           $    511           $    159
                                                                                                        ========           ========

Non-cash investing and financing activities:
   Unrealized gain on long-term investments (net of taxes of $5,295)                                    $  7,943           $   --
                                                                                                        ========           ========
   Contributed capital - Income tax benefits from stock option exercises                                $ 13,330           $   --
                                                                                                        ========           ========
   Other current and noncurrent assets acquired in non-monetary transaction                             $   --             $  5,275
                                                                                                        ========           ========
   Unearned revenue and deferred maintenance - non-monetary transaction                                 $   --             $  2,358
                                                                                                        ========           ========
   Acquisition of equipment under capital lease                                                         $   --             $    247
                                                                                                        ========           ========
   Deferred compensation forfeited due to voluntary terminations                                        $   --             $    693
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


                            See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1.  Organization and Summary of Significant Accounting Policies

Nature of Business - BroadVision, Inc. ("BroadVision" or the "Company") develops, markets and supports application software solutions for one-to-one relationship management across the extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct electronic commerce, offer online customer self-service and support, deliver targeted information and provide online financial services. Each of these capabilities can be provided to all constituents of the extended enterprise, including customers, suppliers, partners, distributors and employees.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BroadVision and its wholly owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of September 30, 1999 and for the three and nine months ended September 30, 1999 and 1998 are unaudited. The balance sheet at December 31, 1998, has been derived from the audited consolidated financial statements at that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's Form 10-K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

Stock Split - The Company's Board of Directors declared a three-for-one common stock split in the form of a stock dividend for Stockholders of record as of October 11, 1999. The stock dividend payment date was October 25, 1999 and the Company's common stock traded ex-dividend starting October 26, 1999, reflecting the three-for-one stock split. The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the three-for-one stock split.


Net Loss Per Share - Statement of  Financial  Accounting  Standard  ("SFAS") No.
128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share is calculated by dividing net income applicable to common stockholders by the weighted-average number of shares outstanding for the period.  Basic  earnings  per share  are  determined  solely  on common  shares;
whereas,  diluted  earnings per share  includes  common  equivalent  shares,  as determined under the treasury stock method. The following table sets forth basic and diluted earnings per share  computational data for the periods presented (in thousands, except per share amounts):
                                                                                  Three Months Ended            Nine Months Ended
                                                                                     September 30,                September 30,
                                                                                ----------------------        ----------------------
                                                                                 1999           1998           1999           1998
                                                                                -------        -------        -------        -------

Net income                                                                      $ 4,494        $ 1,754        $10,747        $ 1,948
                                                                                =======        =======        =======        =======

Weighted-average common shares outstanding
 utilized for basic earnings per share                                           76,335         72,792         75,306         68,772

Weighted-average common equivalent shares outstanding:
  Employee common stock options                                                  10,242          7,308          9,362          6,816
  Common stock warrants                                                              72             66             85             54
                                                                                -------        -------        -------        -------
     Total weighted-average common and common
      equivalent shares outstanding utilized

      for diluted earnings per share                                             86,649         80,166         84,753         75,642
                                                                                =======        =======        =======        =======
Basic earnings per share                                                        $  0.06        $  0.02        $  0.14        $  0.03
                                                                                =======        =======        =======        =======
Diluted earnings per share                                                      $  0.05        $  0.02        $  0.13        $  0.03
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

Note 2.  Selective Balance Sheet Detail

      Property and equipment consisted of the following (in thousands):

                                                   September 30,    December 31,
                                                       1999            1998
                                                     --------        --------
          Furniture and fixtures                     $  1,218        $  1,001
          Computers and software                       16,108           8,662
          Leasehold improvements                        3,852           3,725
                                                     --------        --------
                                                       21,178          13,388
          Less accumulated depreciation and
             amortization                              (8,348)         (5,354)
                                                     --------        --------
                                                     $ 12,830        $  8,034
                                                     ========        ========

      Accrued expenses consisted of the following (in thousands):

                                                 September 30,      December 31,
                                                    1999                1998
                                                   ------              ------
          Employee benefits                        $1,129              $  678
          Commissions and bonuses                   2,991               2,013
          Taxes payable                             1,674                 785
          Royalties payable                           639                 138
          Other                                     1,728               1,319
                                                   ------              ------
                                                   $8,161              $4,933
                                                   ======              ======


Note 3.  Commercial Credit Facilities

         The Company has outstanding borrowings with a commercial lender totaling $6.0 million as of September 30, 1999 and a revolving line of credit that provides for up to $5.0 million of additional borrowings based on eligible accounts receivable (no outstanding borrowings as of September 30, 1999). As of September 30, 1999, the Company had total outstanding commitments of $2.8 million in the form of standby letters of credit under its revolving line of credit.

         The Company's credit facilities include covenants that impose certain restrictions on the payment of dividends and other distributions and require the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and minimum cash reserves. The minimum cash reserves covenant is replaced with a "minimum debt service coverage ratio" upon six consecutive quarters of profitability. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. As of September 30, 1999, the Company was in compliance with its commercial credit facility covenants.

Note 4. Geographic, Segment and Significant Customer Information

         The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker ("CODM") uses for operational decisions and financial performance assessments. The Company's Chief Executive Officer ("CEO") is considered its CODM. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information for products and services and revenues by geographic region for purposes of making operating decisions and assessing financial performance.


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

                                                                   Three Months Ended                   Nine Months Ended
                                                                      September 30,                       September 30,
                                                                ------------------------          ------------------------
                                                                  1999            1998             1999             1998
                                                                -------          -------          -------          -------
          Software licenses:
             One-To-One Enterprise                              $ 2,965          $ 6,491          $ 7,602          $17,494
             One-To-One WebApps                                  15,989            2,667           39,619            6,964
          Services                                                7,260            2,894           16,323            7,160
          Maintenance                                             3,617            1,379            8,227            3,276
                                                                -------          -------          -------          -------
             Total Revenues                                     $29,831          $13,431          $71,771          $34,894
                                                                =======          =======          =======          =======

          Revenues:

             Americas                                           $20,266          $ 7,790          $50,012          $19,605
             Europe                                               7,807            4,668           15,444           11,471
             Asia/Pacific                                         1,758              973            6,315            3,818
                                                                -------          -------          -------          -------
             Total Company                                      $29,831          $13,431          $71,771          $34,894
                                                                =======          =======          =======          =======

                                             September 30,   December 31,
                                                 1999            1998
                                               --------       --------
          Identifiable assets:
             Americas                          $153,154       $ 99,343
             Europe                               2,808          1,754
             Asia/Pacific                           567            465
                                               --------       --------
             Total Company                     $156,529       $101,562
                                               ========       ========

         During the three months ended September 30, 1999, and the three and nine months ended September 30, 1998, no single customer accounted for more than 10% of the Company's total revenues. During the nine months ended September 30, 1999, one customer accounted for 11% of the Company's total revenues.

Note 5.           Subsequent Events

         On October 5, 1999, the Company's Board of Directors increased the authorized shares of common stock and convertible preferred stock to 500 million and 10 million, respectively. In addition, the Board of Directors increased the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Plan by 3 million shares.

         During November 1999, the Company completed a follow on common stock offering and issued 3.1 million shares for net proceeds to the Company of approximately $209.4 million. In connection with the stock offering, the Company has been listed on the Neuer Markt segment of the Frankfurt Stock Exchange under the symbol "BDN".

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

OVERVIEW

         BroadVision develops, markets and supports application software solutions for one-to-one relationship management across the extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct electronic commerce, offer online customer self-service and support, deliver targeted information and provide online financial services. Each of these capabilities can be provided to all constituents of the extended enterprise, including: customers, suppliers, partners, distributors and employees.

         The BroadVision One-To-One product suite allows business to tailor their Web site content to the needs and interests of individual users by personalizing each visit on a real-time basis. BroadVision's applications interactively capture Web site visitor profile information, organize the enterprise's content, target that content to each visitor based on easily constructed business rules, and execute transactions. BroadVision believes the benefits of these applications include enhanced customer satisfaction and loyalty, increased business volume, greater brand awareness, reduced costs to service customers and to execute transactions, and enhance employee productivity.

         The Company's core product, BroadVision One-To-One Enterprise, was first made commercially available in December 1995. A complementary family of targeted application products was first introduced as early as 1997. These complementary application products (BroadVision One-To-One Retail Commerce, BroadVision One-To-One Business Commerce, BroadVision One-To-One Financial, and BroadVision One-To-One Knowledge) are built upon and tightly integrated with the Company's core technology and provide specifically enhanced functionality for the distinct customer requirements involved in managing one-to-one relationships within business-to-consumer, business-to-business, financial services, and knowledge management. BroadVision intends to remain nimble and flexible in developing other packaged application products in the general area of one-to-one relationship management in response to market opportunities that may arise.

         The Company sells its products and services worldwide through direct sales forces, independent distributors, resellers, and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners. The Company also engages in strategic business alliances to assist in the marketing, selling and developing of customer applications.

         The Company places a strategic emphasis on developing technology alliances in order to ensure that its products are based on industry standards and that it is positioned to take advantage of current and emerging technologies. The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications for itself and its customers.

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


         Total  Company  revenues   increased  122%  during  the  quarter  ended
September 30, 1999 to $29.8 million as compared to $13.4 million for the quarter ended  September 30, 1998. For the nine months ended  September 30, 1999,  total
Company  revenues  increased  106% to $71.8 million as compared to $34.9 million for the  comparable  period during 1998. A summary of the Company's  revenues by geographic region is as follows:

  (In thousands)                               Software        %          Services        %           Total           %
                                               -------      -------       -------      -------       -------      -------

          Three Months Ended:
             September 30, 1999
               Americas                        $11,610           61%      $ 8,656           80%      $20,266           68%
               Europe                            6,063           32         1,744           16         7,807           26
               Asia/Pacific                      1,281            7           477            4         1,758            6
                                               -------      -------       -------      -------       -------      -------
                   Total                       $18,954          100%      $10,877          100%      $29,831          100%
                                               =======      =======       =======      =======       =======      =======

             September 30, 1998
               Americas                        $ 4,777           52%      $ 3,013           71%      $ 7,790           58%
               Europe                            3,897           43           771           18         4,668           35
               Asia/Pacific                        484            5           489           11           973            7
                                               -------      -------       -------      -------       -------      -------
                   Total                       $ 9,158          100%      $ 4,273          100%      $13,431          100%
                                               =======      =======       =======      =======       =======      =======

          Nine Months Ended:
             September 30, 1999
               Americas                        $31,229           66%      $18,783           77%      $50,012           70%
               Europe                           10,893           23         4,551           18        15,444           21
               Asia/Pacific                      5,099           11         1,216            5         6,315            9
                                               -------      -------       -------      -------       -------      -------
                   Total                       $47,221          100%      $24,550          100%      $71,771          100%
                                               =======      =======       =======      =======       =======      =======

             September 30, 1998
               Americas                        $12,278           50%      $ 7,327           70%      $19,605           56%
               Europe                            9,628           39         1,843           18        11,471           33
               Asia/Pacific                      2,549           11         1,269           12         3,818           11
                                               -------      -------       -------      -------       -------      -------
                   Total                       $24,455          100%      $10,439          100%      $34,894          100%
                                               =======      =======       =======      =======       =======      =======


         Software product license revenues increased 107% during the quarter ended September 30, 1999 to $19.0 million as compared to $9.2 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, license revenues increased 93% to $47.2 million as compared to $24.5 million for the comparable period during 1998.

         The increase in software license revenues is attributable to continued strong demand for the Company's core competencies and technologies within a growing market using the Internet for commerce and communication; the Company's expanding range of products; the continually increasing levels of application functionality within its products; the Company's strategic focus of leveraging its partner relationships; and to a lesser extent, product pricing increases that were effective October 1, 1998. As a result, the Company is attracting new customers and our existing customer base is generating additional revenues through increased use of established web sites as well as the introduction of additional web sites within an existing customer's organization.

         During the quarter ended September 30, 1999, the Company signed approximately 56 new end user customers and 16 new partners which compares to approximately 19 new end user customers and 10 new partners during the quarter ended September 30, 1998. As of September 30, 1999, Broadvision had licensed over 335 end user customers and 115 partners, which compares with over 195 end user customers and 75 partners as of December 31, 1998 and 165 end user customers and 65 partners as of September 30, 1998.

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

         The Company's Asia/Pacific operations have experienced reduced growth rates over recent years as a result of the generally weak economic conditions of that region. As a result, the Company expects that any significant growth in international revenues will most likely come from European operations. There can be no assurance, however, that the Company will be able to maintain or continue to increase international or domestic market acceptance for its family of products.

         Total services revenues increased 155% during the quarter ended September 30, 1999 to $10.9 million as compared to $4.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, services revenues increased 135% to $24.6 million as compared to $10.4 million for the comparable period during 1998.

         The increase in professional services revenue is a result of the Company's increased business volumes and a higher level of customer support revenues derived from a larger installed customer base. The Company continues to maintain its emphasis on leveraging its partner integrator relationships and has continued to add internal headcount within its professional services organizations to support the higher business volumes. Increasingly sophisticated and customer-specific use of the Company's products has recently caused accelerated demand for our professional services. However, our strategy of developing business alliances with system integrators and other third-party professional services organizations to support our products may in the future result in a decline in professional services revenues as a percentage of total revenues. Maintenance revenues continue to increase and were $8.2 million for the nine months ended September 30, 1999, as compared to $3.3 million for the nine months ended September 30, 1998.

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



         A summary of the cost of revenues for the periods presented is as follows:

                                               Three Months Ended September 30,             Nine Months Ended September 30,
                                           ----------------------------------------    ----------------------------------------
(In thousands)                               1999          %       1998          %      1999           %       1998        %
                                           -------       ----    -------       ----    -------       ----    -------     ----
Cost of software licenses [1]              $   676        3.6%   $   237        2.6%   $ 2,460        5.2%   $   637      2.6%
Cost of services [2]                         7,241       66.6%     2,553       59.7%    15,114       61.6%     6,264     60.0%
                                           -------               -------               -------               -------
Total cost of revenues [3]                 $ 7,917       26.5%   $ 2,790       20.8%   $17,574       24.5%   $ 6,901     19.8%
                                           =======               =======               =======               =======

[1] - Percentage is calculated based on total software license revenues for the period indicated

[2] - Percentage is calculated based on total services revenues for the period indicated

[3] - Percentage is calculated based on total revenues for the period indicated

         Cost of software licenses increased 185% during the quarter ended September 30, 1999 to $676,000 as compared to $237,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, cost of software licenses increased 286% to $2.5 million as compared to $637,000 for the comparable period during 1998.

         The increases in cost of software licenses, in both absolute dollar and relative percentage terms, is primarily a result of the increased business volumes and the mix of Company proprietary software in relation to third party vendor software that is bundled and sold with the Company's products. The higher third party software sales add incremental revenues to the Company's product sales but carry a higher cost of license factor in the form of royalties. Although aggregate costs were higher, royalty costs for third party software embedded in the Company's product decreased on a percentage basis as a result of the Company renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for a period that has been extended through 2004.

         Cost of services increased 184% during the quarter ended September 30, 1999 to $7.2 million as compared to $2.6 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, cost of services increased 141% to $15.1 million as compared to $6.3 million for the comparable period during 1998.

         The increase in cost of services in absolute dollar terms is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company's professional services staff and the employment of outside consultants to meet short-term consulting arrangements. The increase in cost of services as a percent of services revenues is a result of the effect of assimilating higher numbers of new internal consulting staff and higher utilization of outside consultants in relation to the extent previously utilized during the prior period.

                               Operating Expenses

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

                                                    Three Months Ended September 30,             Nine Months Ended September 30,
                                               -----------------------------------------   -----------------------------------------
(In thousands)                                   1999        % [1]     1998        % [1]     1999        % [1]     1998       % [1]
                                               -------       ----    -------       ----    -------       ----    -------       ----
Research and Development                       $ 3,816       12.8%   $ 2,394       17.8%   $ 9,986       13.9%   $ 6,476       18.6%
Sales and Marketing                             12,136       40.7      6,285       46.8     29,891       41.6     18,389       52.7
General and Administrative                       2,119        7.1        977        7.3      5,001        7.0      2,562        7.3
                                               -------       ----    -------       ----    -------       ----    -------       ----

Total Operating Expenses                       $18,071       60.6%   $ 9,656       71.9%   $44,878       62.5%   $27,427       78.6%
                                               =======       ====    =======       ====    =======       ====    =======       ====

 [1] - Expressed as a percent of total revenues for the period indicated

         Research and development expenses increased 59% during the quarter ended September 30, 1999 to $3.8 million as compared to $2.4 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, research and development expenses increased 54% to $10.0 million as compared to $6.5 million for the comparable period during 1998. The increase in research and development expenses in absolute dollar terms is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of the Company's next generation of products. Research and development expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects research and development expenses will continue to increase in absolute dollar terms.

         Sales and marketing expenses increased 93% during the quarter ended September 30, 1999 to $12.1 million as compared to $6.3 million for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, sales and marketing expenses increased 63% to $29.9 million as compared to $18.4 million for the comparable period during 1998. The increases in sales and marketing expenses in absolute dollar terms reflect the cost of hiring additional sales and marketing personnel, increased commission payments resulting from higher revenues, developing and expanding sales distribution channels, and expanding promotional activities and marketing related programs. Sales and marketing expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The
Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

         General and administrative expenses increased 117% during the quarter ended September 30, 1999 to $2.1 million as compared to $977,000 for the quarter ended September 30, 1998. For the nine months ended September 30, 1999, general and administrative expenses increased 95% to $5.0 million as compared to $2.6 million for the comparable period during 1998. The increase in general and administrative expenses in absolute dollar terms is attributable to additional administrative and management personnel, higher professional services fees and additional infrastructure to support the expansion of the Company's operations. General and administrative expenses, as a percentage of total revenues, decreased because revenues have increased at a higher rate relative to expenses. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.

                                  Income Taxes

         During the quarter ended September 30, 1999, the Company's provision for income taxes was $240,000 for an effective tax rate of approximately 5%. Due to the Company's continuing trend of positive earnings, the Company reversed a portion of its valuation allowance against the previously established deferred tax assets for which realization is considered more likely than not. As a result, the Company's effective tax rate differs from the statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

                                              September 30,   December 31,
          (In thousands)                          1999           1998
                                                  ----           ----
          Cash, cash equivalents and
            liquid short-term
            investments                         $79,524         $61,878
                                                =======         =======

          Working capital                       $77,204         $64,320
                                                =======         =======

          Working capital ratio                   3.6:1           4.9:1
                                                =======         =======


         At September 30, 1999, the Company had $79.5 million of cash, cash equivalents and liquid short-term investments, which represents an increase of $17.6 million as compared to December 31, 1998. The Company currently has no significant capital commitments other than obligations under operating leases, commitments of $2.8 million in the form of standby letters of credit and $6.0 million of outstanding term debt under its existing credit facilities with a commercial bank.

         The Company has funded its operations by cash generated from operations, the private placement of common and preferred stock and public offerings of its common stock. Through May 1996, private placements provided net proceeds totaling $15.5 million and public stock offerings netted proceeds for the Company of $20.7 million and $53.7 million in June 1996 and March 1998, respectively.

         During November 1999, the Company completed a follow on common stock offering and issued 3.1 million shares for net proceeds to the Company of approximately $209.4 million. In connection with the stock offering, the Company has been listed on the Neuer Markt segment of the Frankfurt Stock Exchange under the symbol "BDN".

         Cash provided by and used for operating activities was $18.9 million and $238,000, respectively, for the nine months ended September 30, 1999 and 1998. Cash used for investing activities was $35.4 million and $3.8 million for the nine months ended September 30, 1999 and 1998, respectively, and was primarily for capital expenditures and purchase of short-term investments. Cash provided by financing activities was $9.9 million and $57.7 million for the nine months ended September 30, 1999 and 1998, respectively, and consists primarily of proceeds from the issuance of common stock.

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

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

         The Company expects to experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein with this quarterly report on Form 10-Q, as contained in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein, and as disclosed in other documents filed with the Securities and Exchange Commission. Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, market acceptance of new products, the mix of the Company's products sold, changes in pricing policies by the Company or its competitors, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of service agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90-days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause fluctuations in the Company's operating results, particularly on a quarterly basis. The Company anticipates that it will make the major portion of each quarter's deliveries near the end of each quarter and, as a result, short delays in delivery of products at the end of a quarter could adversely affect operating results for that quarter.

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

Year 2000 Compliance

Background and Risks - Many currently installed computer systems and software and devices with imbedded technology are coded to two digits for time sensitive dating purposes. Beginning with the year 2000, these date code fields will need to be four digit functional in order to distinguish between 21st century dates and 20th century dates. For example, computer programs that have date sensitive software may incorrectly recognize a date using "00" as the year 1900 rather than the year 2000. As a result, computer systems, software products and devices with imbedded technology used by many companies may need to be upgraded to comply with such "Year 2000" requirements. This type of Year 2000 error could potentially cause system failures or miscalculations that could disrupt operations, including among other things a temporary inability to process transactions, issue invoices or engage in similar normal business activities. Although the Company believes that its products are Year 2000 compliant, undetected Year 2000 error or defects could result in delay or loss of revenue, diversion of development resources, damage to the Company's reputation and increased service and warranty costs. The Company believes that the purchasing patterns of customers could potentially be affected by Year 2000 issues as companies expend significant resources to correct or patch their current software systems for Year 2000 compliance. These expenditures may result in reduced funds available to purchase software products such as those offered by the Company. In addition, even if the Company's products are Year 2000 compliant, other systems or software used by the Company's customers may not be Year 2000 compliant. The failure of noncompliant third-party software or systems could affect the perceived performance of the Company's products.

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

Contingency Plans - The Company has a contingency plan for handling Year 2000 problems that are not detected and corrected prior to their occurrence and continues to assess its Year 2000 exposure areas in order to determine what additional steps, beyond those identified by the Company's internal review to date, are advisable. The Company's contingency plan includes adequate internal resources that would be available to analyze, assess and direct remediation efforts to address potential issues, back up systems that do not rely on computers, and alternative sources of supply. The Company presently believes that the Year 2000 issue will not pose significant operational problems for the Company. However, any failure of the Company to adequately address any unforeseen Year 2000 issue could adversely affect the Company's business, financial condition, and results of operations. In addition, if all of the Year 2000 issues are not properly identified, or adequate assessment, remediation and testing are not effected timely with respect to Year 2000 problems that are identified, there can be no assurance that the Year 2000 issue would not have a material adverse impact on the Company's results of operations or adversely affect the Company's relationships with customers, vendors, partners or others. Additionally, there can be no assurance that the Year 2000 issues of other entities will not have a material adverse impact on the Company's systems or results of operations.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's market risk exposure for interest rate changes relates primarily to its investment portfolio. The Company has not invested in derivative financial instruments as of September 30, 1999. The Company places its investment portfolio in high quality instruments and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to its investment portfolio. The Company's investment portfolio holdings as of

September 30, 1999 were analyzed to determine their sensitivity to interest rate changes. As part of our sensitivity analysis, we assumed an adverse change in interest rates of between 50 and 250 basis points and the expected effect was not material. The Company is also subject to market risk relating to equity price changes concerning its long-term investment holdings, which consist of marketable and non-marketable equity securities. As of September 30, 1999, the Company's long-term investment holdings had a carrying value of $25.5 million, a historical cost of value of $9.1 million and associated unrealized gains of $16.4 million.



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

         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) A Special Meeting of Stockholders of the Company was held on September 29, 1999.

(b)      Not applicable

(c) The matters voted upon and the voting of the stockholders with respect thereto are as follows:

         (i) To approve an amendment to the Company's Amended and Restated Certificate of Incorporation to increase the authorized number of shares of Common Stock to 500,000,000 shares and Preferred Stock to 10,000,000 shares:

          (ii)
                  For:         13,347,559         Against:             4,087,046
                  Abstain:         10,524         Broker Non-Vote:         6,600

          (iii) To approve the Company's Equity Incentive Plan, as amended, to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 3,000,000 shares:

          (iv)
                  For:          12,479,569        Against:             4,951,681
                  Abstain:          20,479        Broker Non-Vote              0

ITEM 5.  OTHER INFORMATION

         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

        (a)   Exhibits

              Item  Description
              ----  -----------

              3.1 Certificate of Amendment of Amended and Restated Certificate of Incorporation

              10.1* Equity Incentive Plan as amended September 29, 1999

              27.1  Financial Data Schedule

* Filed as 5 an exhibit to the Company's Proxy Statement filed on September 13, 1999 and incorporated herein by reference .


                                   SIGNATURES

         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                BROADVISION, INC

Date:  November 12, 1999            /s/  Pehong Chen
        ---------------------       -----------------------------------------
                                        Pehong Chen
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date:   November 12, 1999           /s/  Randall C. Bolten
        ---------------------       -----------------------------------------
                                          Randall C. Bolten
                                          Vice President, Operations and Chief
                                          Financial Officer (Principal Financial
                                           and Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit
  No.         Description
-------       -----------

3.1           Certificate  of Amendment of Amended and Restated  Certificate  of
              Incorporation

10.1*         Equity Incentive Plan as amended September 29, 1999

27.1          Financial Data Schedule

* Filed as an exhibit to the Company's Proxy Statement filed on September 13, 1999 and incorporated herein by reference .