Form 10-K
period 1999-12-31
BROADVISION INC
filed 2000-03-30
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                    FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 1999

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

                                 (650) 261-5100
               Registrant's telephone number, including area code

           Securities registered pursuant to Section 12(b) of the Act:

    Title of each class                  Name of each exchange which registered
          None                                             None

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

Based on the closing sales price of March 24, 2000 the aggregate market value of the voting stock held by nonaffiliates of the registrant was $16,841,974,970.

As of March 24, 2000, registrant had outstanding 248,359,090 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts  of  the  Proxy  Statement  for   Registrant's   1999  Annual  Meeting  of
Stockholders to be held May 31, 2000 are incorporated by reference in Part III of this Form 10-K Report.



                                               BROADVISION, INC.

                                          ANNUAL REPORT ON FORM 10-K
                                         YEAR ENDED DECEMBER 31, 1999

                                               TABLE OF CONTENTS

                                                                                                            Page No.
                                                                                                            --------
Part I

Item 1. Business-----------------------------------------------------------------------------------------------3

Item 2. Properties--------------------------------------------------------------------------------------------19

Item 3. Legal Proceedings-------------------------------------------------------------------------------------20

Item 4. Submission of Matters to a Vote of Security Holders---------------------------------------------------20

Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters---------------------------------20

Item 6. Selected Consolidated Financial Data------------------------------------------------------------------21

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations-----------------22

Item 7A. Quantitative and Qualitative Disclosure About Market Risk--------------------------------------------37

Item 8. Financial Statements and Supplementary Data-----------------------------------------------------------38

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure------------------55

Part III

Item 10. Directors and Executive Officers of the Registrant---------------------------------------------------56

Item 11. Executive Compensation-------------------------------------------------------------------------------56

Item 12. Security Ownership of Certain Beneficial Owners and Management---------------------------------------56

Item 13. Certain Relationships and Related Transactions-------------------------------------------------------56

Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K-------------------------------------56

SIGNATURES----------------------------------------------------------------------------------------------------57

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

       Overview and Industry Background.......................................................3

       The BroadVision Solution...............................................................6

       BroadVision Business Strategies........................................................6
         Extend and Expand our Leadership in Business-to-Consumer E-Commerce..................6
         Become a Recognized Leader in Business-to-Business E-Commerce........................7
         Develop New and Enhance Existing Targeted Application Solutions......................7
         Enhance our Service and Support Infrastructure.......................................7
         Expand and Leverage Alliances with Key Business Partners.............................7
         Support Diverse Customer Business Models.............................................8
         Grow Our International Presence......................................................8

       BroadVision Products...................................................................8
         BroadVision One-To-One Packaged Applications.........................................9
         BroadVision One-To-One Business Tools...............................................10
         Other Products......................................................................11
         Product Development.................................................................11

       BroadVision Worldwide Professional Services...........................................12
         Strategic Services..................................................................12
         Interactive Services................................................................12
         Content and Creative Services.......................................................12
         Technical Support Services..........................................................12
         Education Services..................................................................12
         BroadVision University..............................................................12

       Strategic Alliances...................................................................13

       Customers and Markets.................................................................13

       Competition...........................................................................15

       Technology............................................................................16

       Adherence to Industry Standards.......................................................16

       Intellectual Property and Other Proprietary Rights....................................18

       Employees.............................................................................18
         Executive officers..................................................................18


Overview and Industry Background

   We develop, market and support application software solutions that personalize e-business. These solutions enable e-businesses to use the web and an expanding array of wireless devices as platforms to conduct electronic commerce, offer online customer self-service and support, deliver targeted information and provide financial services such as online billing, consumer banking and brokerage. These capabilities can be provided to all constituents of the extended enterprise, including customers, suppliers, partners, distributors and employees.

   The BroadVision One-To-One(TM) applications suite allows businesses to tailor Web and wireless content to the needs and interests of individual users by personalizing content and transactions on a real-time basis.

   Our applications interactively capture Web and wireless visitor profile information, organize the enterprise's content, dynamically target that content to each visitor based on easily constructed business rules, deliver stylized content to the specified device, and execute transactions. We believe the benefits of these personalized applications include enhanced customer satisfaction and loyalty, increased business volume, greater brand awareness, reduced costs to service customers and execute transactions, and enhanced employee productivity.

   BroadVision One-To-One applications are used throughout the world. For example, over 50 financial institutions in 25 countries use our applications to personalize financial transactions with their customers.

        ---------------------------------------------------------------------------------------
           Countries Where BroadVision One-To-One Financial is Deployed
        ---------------------------------------------------------------------------------------
           Andorra           Czech            Israel        Luxembourg          Sweden
                               Republic
        ----------------- ---------------- ------------- ------------------- ------------------
           Austria           England          Italy         Malaysia            Switzerland
        ----------------- ---------------- ------------- ------------------- ------------------
           Belgium           Estonia          Japan         The Netherlands     Taiwan
        ----------------- ---------------- ------------- ------------------- ------------------
           Canada            France           Korea         Singapore           Turkey
        ----------------- ---------------- ------------- ------------------- ------------------
           China             Germany          Kuwait        Spain               United States
        ----------------- ---------------- ------------- ------------------- ------------------

   Six of the largest Fortune 500 retailers in the United States use our applications for e-business.

          -------------------------------- ------------------------- ------------------
             Retailer                         Fortune 500 Ranking       1999 Revenues
          -------------------------------- ------------------------- ------------------
             Wal-Mart Stores                  3                         $139 billion
          -------------------------------- ------------------------- ------------------
             Sears Roebuck & Co.              15                        $41 billion
          -------------------------------- ------------------------- ------------------
             The Home Depot                   32                        $30 billion
          -------------------------------- ------------------------- ------------------
             Federated Stores (Fingerhut)     95                        $15 billion
          -------------------------------- ------------------------- ------------------
             Circuit City                     182                       $10 billion
          -------------------------------- ------------------------- ------------------
             Office Max                       358                       $5 billion
          -------------------------------- ------------------------- ------------------

   In addition to traditional brick-and-mortar retailers using BroadVision as their business-to-consumer e-commerce solution, over 140 companies worldwide use BroadVision applications to customize interactions and transactions between themselves and their suppliers in a business-to-business environment or to create online marketplaces where multiple buyers and vendors purchase and sell goods and services. Among our retail and business-to-business commerce customers are over 70 recently formed "dot com" companies who have chosen to deploy their e-businesses using BroadVision. We believe that our customers, particularly those in Europe, are at the leading edge of deploying applications that display content and conduct transactions on wireless devices. Additionally, information-intensive businesses have found our applications to be well-suited for employee intranet sites, where enterprise information is centralized, personalized and delivered.

Personalizing Web and Wireless Interactions and Transactions

   The Web has changed the nature of business operations and competition by creating more efficient marketplaces. Since information is now much more readily available, companies and their customers, suppliers, partners, distributors, employees and other constituents, have the means to instantaneously share information, automate business processes and conduct business on a global scale.

   However, the sheer volume of information, combined with the constituents' ability to change vendors at the click of a button on a mouse, has led directly to the need for differentiation. Personalization through one-to-one relationship management has become the solution. In the past, personalization of products or services was often inefficient and expensive for companies which had to rely on inefficient mass marketing or a costly, direct sales model. Moving from these channels to efficient and economical one-to-one relationship management became possible with the advent of the Web.

   With the appropriate applications in place, companies could react to the informational and self-service needs of individual customers, partners and employees in real time. More specifically, when the Web was coupled with personalized e-business applications, business managers were given the ability to capture visitor profile information, observations and feedback interactively, and to use rule-driven tools to target, in real time, useful information to visitors based on this data. One-to-one relationship management allows a company to use its knowledge of its customers, suppliers, partners, distributors and employees to personalize interactions and thus strengthen relationships, foster loyalty, and create and sustain competitive advantage. One-to-one relationship management provides the foundation for delivering individually tailored products, services, information, incentives and transactions. Whether a Web or wireless application is designed primarily for conducting commerce or providing customer self-service, it offers businesses an opportunity to extend front-office services or deliver knowledge in a personalized and cost-effective way to all constituents of the extended enterprise. In particular, business managers can use advanced technologies to engage in personalized dialogues with millions of customers, or with just one.

The Next Wave of Web and Wireless Technologies

   BroadVision was one of the first companies to pioneer the technologies for managing personalized customer relationships and high volume online transactions on the Web. Our scalable, patented technology enabled business managers to easily define business rules for managing highly complex business processes and displaying dynamic content in areas such as product and pricing data, financial policies, promotions and advertising campaigns. We debuted tools that eased Web site development, introduced real-time control and management of Web sites, and generated page logic. Not surprisingly, new technology requirements have surfaced since we first introduced our BroadVision One-To-One(TM) applications to market in 1995. With our proposed acquisition of Interleaf, we demonstrated our commitment to XML for creating, publishing, managing, styling and re-purposing electronic content. The acquisition of Interleaf will also provide to us WAP and XSL technologies for styling and delivering content to wireless devices. Our commitment to Java, Enterprise JavaBeans and J2EE is measured by the signing of a significant co-development and co-marketing agreement with Sun Microsystems in March 2000, which will result in a new family of Java-based BroadVision applications. And we are committed to helping customers leverage their existing back- and front-office applications infrastructure through the availability of packaged interfaces to a growing number of third-party applications, including those from Siebel Systems and SAP, as demonstrated by agreements with both Siebel Systems and STC Technologies to develop interfaces.

The Ascendancy of Packaged Applications

   Packaged applications are a proven alternative to in-house or third-party custom applications development. The trend toward packaged solutions is typical of business automation software, with the markets for accounting, manufacturing, human resources and sales force automation systems dominated by packaged applications. Packaged solutions end a company's dependence on home-grown, custom-built systems, enabling them to increase the resources available for core business initiatives. To realize the potential of one-to-one relationship management, packaged applications must support the following goals:

     o Attract, retain and service visitors that range from the casual to the sophisticated by providing dynamic content, interactive dialogues and communities of interest in a friendly, easy-to-use Web and wireless environment;

     o Provide non-technical business managers with the ability to define and modify the application's business rules and content in real time;

     o Develop and maintain visitor profiles, observe and remember interactions and engage in ongoing personalized dialogues while empowering individuals to control the privacy of their personal data;

     o Dynamically target personalized content, products and incentives to correspond to profile data in order to motivate visitors to interact and conduct transactions;

     o Integrate and interact with back and front office systems to fully utilize a company's data and information resources;

     o Fulfill financial and information transactions with secure electronic commerce processes; and

     o Offer a consistent end-user experience across multiple constituent touch points such as wireless devices, including cellular telephones, pagers and personal digital assistants, or PDAs, interactive voice response systems and the traditional call center.

The BroadVision Solution

   We offer a suite of packaged applications and related services that personalize e-businesses. The BroadVision One-To-One applications suite enables companies to capitalize on the Web (internet, intranet and extranet sites) and wireless devices for selling, marketing and servicing the constituents of their extended enterprise: customers, suppliers, partners, distributors, employees and others. Our products enable businesses to organize dynamic profiles of Web site and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions. Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of the open architecture of our applications, they are easily integrated with our customers' existing systems and easily expanded as our customers' needs and businesses grow.

   Surrounding this applications suite is an e-business "ecosystem" created by over 200 partner firms around the world who ensure our customers' success through complementary technology, applications, tools and services offerings that can be used to extend and enhance a BroadVision environment.

   We believe our products enhance our customers' revenue opportunities by enabling them to build long-term relationships. Web and wireless visitors are engaged by highly personalized real-time interactions, are able to transact business securely, and are encouraged to remain online and to make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce costs of customer acquisition and retention, business development and technical support. In addition, the packaged solution nature of our products decreases our customers' time to market and allows them to easily manage and expand their Web and wireless application deployments in a cost-effective manner. Our targeted applications, BroadVision One-To-One Retail Commerce, BroadVision One-To-One
Business Commerce, BroadVision One-To-One Financial, BroadVision One-To-One Billing and BroadVision One-To-One Knowledge, have the specific benefits of addressing personalization needs in the areas of Web commerce, Web financial services, online billing, and corporate information distribution and development.

BroadVision Business Strategies

   Our objective is to become the leading provider of personalized e-business applications worldwide. In order to achieve that objective, we have adopted the following key elements of our strategy:

   Extend and Expand our Leadership in Business-to-Consumer E-Commerce. The BroadVision One-To-One Retail Commerce and Financial applications are widely used for conducting retail and financial commerce on the Web. The BroadVision One-To-One Retail Commerce application enjoys 24% market share (ABN AMRO, 1998) and is used by six of the largest Fortune 500 U.S. retailers. BroadVision One-To-One Financial is used by over 50 banks in 25 countries around the world to automate and personalize consumer banking and brokerage transactions.

   These applications enable our customers to manage relationships and transactions with consumers over the Web and wireless devices. We have witnessed the growth of one-to-one relationship management that allows businesses to capitalize more fully on the Web and wireless devices as business venues for interacting and transacting with consumers. We believe that we offer the most complete solution available today for one-to-one relationship management in a business-to-consumer environment.

   We intend to maintain  our strong  position  and become the standard by which
other   business-to-consumer   e-commerce  applications  are  measured  by:

     o continuing to enhance our technology through heavy investment in research and development activities;

     o incorporating industry-leading components into our products;

     o partnering with leading technology and platform providers;

     o influencing technology directions via membership on key standard-setting committees; and

     o employing our technology and human resources as a source of ongoing technological advantage.

   Become a Recognized Leader in Business-to-Business E-Commerce. We have nearly 150 customers who have deployed the BroadVision One-To-One applications to manage relationships between their companies and their suppliers. Some of these companies in the business-to-business arena are using our applications to build "exchanges," where many sellers and many buyers come together at a Web site to buy and sell goods and services. We intend to expand our number of customers, partnerships and targeted applications for the growing business-to-business e-commerce market.

   Develop New and Enhance Existing Targeted Application Solutions. We were among the first companies to introduce packaged Web applications for electronic commerce, financial services and knowledge management. We are now extending our "best of breed" applications with new offerings we have developed ourselves, co-developed with partners or licensed third parties to develop. These offerings include BroadVision One-To-One Billing, developed by BroadVision; a one-to-one business portal application co-funded and co-developed with Hewlett-Packard that is shipping in year 2000; and a new family of vertical applications for industries ranging from automotive to travel that will ship in year 2000. These vertical applications are developed in conjunction with large system integration firms partnered with technology vendors; together, we possess the industry domain knowledge necessary for the creation of these specialized applications.

   We will continue to enhance the core BroadVision One-To-One Enterprise relationship management system that underlies each of our application solutions. We intend to apply the experience gained from each customer engagement to enhance our applications and services. Our plan is to host ongoing Technical Advisory Councils with leading customers and partners to incorporate their feedback into product planning. We will continue to utilize our expanding libraries of reusable application objects and templates.

   Enhance our Service and Support Infrastructure. Our Worldwide Professional Services Organization provides a broad range of consulting services in support of all of our products. This organization provides business application expertise, technical know-how and product knowledge to complement our products and to provide solutions that meet customer business requirements. By using our services, customers are able to build a customized application solution to maximize the benefits of one-to-one relationship management.

   We are committed to extending the service offerings and the resources available to our customers and have implemented programs such as an online BroadVision University, train-the-trainer and third-party educational centers to extend the breadth and depth of our services offerings. We have also tiered our technical support offerings to offer standard, enterprise and personalized support programs for our customers.

   Expand and Leverage Alliances with Key Business Partners. To accelerate the acceptance of our products, we have developed the BroadVision Partner Program. The Partner Program is a comprehensively structured partnership relationship designed to drive effective partner alliances and ensure the success of these relationships by jointly identifying and pursuing specific business objectives. The Partner Program operates within a framework of proactive business planning, revenue targeting initiatives, structured sales enablement and enhanced BroadVision training and sales engineering support. The Partner Program is intended to help our partners successfully develop, promote, and sell their services and solutions in close coordination with our newly expanded network of sales engineering, marketing and professional consulting services. The Partner Program assists our partners in growing their business by incorporating our core competency, personalizing interactions and transactions with a wide range of constituencies, into a focused execution matrix.

   We partner with leading systems integrators, Web technology vendors, creative agencies, application solution providers/ASPs, value-added resellers, distributors and consultants. These alliances provide additional sales and marketing channels for our products, enable us to more rapidly incorporate additional functions and platforms into our products and facilitate the successful deployment of customer applications.

    We will continue to place an emphasis on establishing additional alliances as new technologies and standards emerge, although we may be unable to establish or maintain certain alliances.

   Support Diverse Customer Business Models. We intend to continue our commitment to flexibility by offering our customers choices for the deployment of our applications. Customers can choose to deploy our applications using their own in-house technical resources or can engage with our Worldwide Professional Services Organization to assist with implementation. Customers can also choose to work with a BroadVision-trained systems integrator or distribution partner, or with a combination of our resources and a partner's. Another option is for a customer to utilize an ASP who hosts the customer's BroadVision application deployment at a remote facility and is responsible for its ongoing service and support.

   Grow Our International Presence. To capitalize on the emergence of the Web as a global network, we have established, and continue to add, worldwide distribution capabilities with direct or distributor sales personnel in 35 cities and 23 countries worldwide. Our reseller relationship with Hewlett-Packard has made our suite of products available in over 120 countries. We intend to continue to certify providers of professional services for our products in countries where there is customer demand.

   Our partners include multinational systems integrators, as well as partners with a single-country scope of operations. Our product architecture is designed to support multiple languages, multiple currencies and remote, distributed publishing. We currently have available for shipping versions of our BroadVision One-To-One Enterprise product that support the display of content and interface in Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian and Turkish as well as most Western European languages.

   Our strategies involve substantial risks. We may be unable to implement our strategies and our strategies, even if implemented, may not lead to successful achievement of our objectives. If we are unable to implement our strategies effectively, our business may be harmed.

BroadVision Products

   We  offer  a  suite  of  personalized   e-business  applications  focused  on
empowering  business-to-business  and  business-to-consumer  companies  to build relationships and sell online.

     Product Category and Name                            Description
     -------------------------                            -----------
    Application Foundation:

      BroadVision One-To-One Enterprise                 The core product.  BroadVision One-To-One Enterprise provides the foundation for rapid development and real-time  operation of large-scale,  personalized
                                                        e-business  applications.   Each  of  the  following  targeted  applications
                                                        includes  and  leverages  the   functionality   of  BroadVision   One-To-One
                                                        Enterprise.

    Targeted Applications:

      BroadVision One-To-One Retail Commerce            Packaged application for consumer e-commerce and merchandising.

      BroadVision One-To-One Business Commerce          Packaged application for  business-to-business  relationship  management and channel automation.

      BroadVision One-To-One Financial                  Packaged  application for rapid creation of personalized  consumer financial services sites.

      BroadVision  One-To-One   Knowledge               Packaged  application  for  intranet and  extranet  information  sharing and collaboration.

      BroadVision  One-To-One  Billing                  Packaged application for online bill presentment and payment.


   Product Name                                        Product Description
   ------------                                        -------------------

 BroadVision One-To-One Business Tools:

    BroadVision  One-To-One  Design Center              An  authoring  tool that allows Web  designers  to quickly and easily  build dynamic Web page templates.

    BroadVision  One-To-One  Command Center             A  point-and-click  tool that allows users to quickly write rules that match users with content whether they are anonymous or registered.

    BroadVision  One-To-One Publishing Center           A powerful tool for setting content  publishing  rights,  creating  approval workflow and empowering distributed publishing.

    BroadVision One-To-One Instant Publisher            An intuitive tool that allows casual content  developers to publish  content using a Web browser.

BroadVision One-To-One Packaged Applications

   We offer a suite of five integrated applications, BroadVision One-To-One Retail Commerce, BroadVision One-To-One Business Commerce, BroadVision One-To-One Financial, BroadVision One-To-One Billing and BroadVision One-To-One Knowledge, which are built on top of BroadVision One-To-One Enterprise, the application system that serves as the functional core of each targeted application. These applications are designed to integrate the e-business channel with a company's existing business infrastructure, providing a consistent view of the customer and delivering an experience optimized for that customer.

   BroadVision One-To-One Enterprise. As the application system on top of which BroadVision One-To-One applications are built, One-To-One Enterprise provides a secure and flexible, standards-based architecture that supports large volume transactions, large scale catalogs, distributed content management, enterprise system integration and dynamic personalization. It is based on open standards such as CORBA, Java, XML and Javascript.

   BroadVision One-To-One Retail Commerce. One-To-One Retail Commerce is a highly scalable, retail-focused application used by Fortune 500 retailers such as Sears Roebuck and The Home Depot and by "dot coms" such as Mercata and Pets.com. It has strong and comprehensive packaged functionality such as shopping cart, shopping list, search, custom pricing, incentives, advertising, communities, targeted marketing through Web, email and wireless content distribution, tax calculation, payment integration and more. It allows dot com and traditional retailers to target anonymous users on their first visit to increase the ratio of those who visit a site to those who purchase from a site, and it enables targeted promotions designed to increase "share" of customer.

   BroadVision One-To-One Business Commerce. One-To-One Business Commerce facilitates online trade between business partners whether they are merchants, resellers, distributors or manufacturers. Features such as quotes, search, persistent requisition, contract pricing, purchasing list and contract pricing allow businesses to automate their channel relationships, reducing order time and errors. Large-scale business-to-business sellers such as W.W. Grainger, General Electric and Toshiba use BroadVision One-To-One Business Commerce to create e-businesses that integrate with structured back-end business system.

   BroadVision One-To-One Financial. This financial services application enables banks, brokerages, mutual fund companies and other financial institutions to enable their online customers to perform a complete set of secure transactions within and between accounts. BroadVision One-To-One Financial provides financial institutions with the ability to deploy quickly customer-centric Web sites that offer customized interactions, thereby enabling a financial institution to differentiate itself by enhancing the customer relationship.

   BroadVision One-To-One Knowledge. One-To-One Knowledge is an intranet- and extranet-focused application that allows employees and partners to easily access and share information no matter where they are. A strong, secure infrastructure allows users to see only the content that they are entitled to see. It allows administrators to finely tune publishing rights on a group or individual basis so that specific users can be restricted to publishing in specific areas of the site. Comprehensive workflow allows administrators to see changes before they are actually published.

   BroadVision One-To-One Billing. One-To-One Billing brings electronic bill payment and delivery capabilities to e-commerce and marketing Web sites. It enables companies that want to personalize interactions with customers during their ongoing billing cycles to streamline routine billing practices while gaining knowledge of their customers' needs, preferences, and buying activities using the Web. The application is designed for use by direct and aggregate billers.

Key Capabilities of Our Applications

   We designed all of the BroadVision One-To-One applications for use in mission-critical, high-performance environments by companies with demanding architecture, deployment and maintenance requirements. Some of the key capabilities of the applications include:

      Ease of use -- tools designed with graphical user interfaces allowing non-technical business managers to modify business rules and content in real time.

      Scalability -- robust embedded application server functionality allows BroadVision One-To-One applications to support large numbers of concurrent customers and transactions.

      Flexible integration -- a comprehensive set of APIs allows integration with a variety of legacy business systems such as SAP and Peoplesoft, and custom mainframe systems

      Open standards-based architecture -- object-oriented application code written in C++, Java and JavaScript allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meet specific business requirements. Support for the CORBA standard for object-oriented computing permits distribution of the application across multiple processors. This design enables high-volume performance, flexible application deployment and easy integration with other third-party or legacy applications.

      Secure transaction processing -- secure handling of a wide range of commerce and financial services transactions includes order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with other products.

      Multi- platform availability -- BroadVision One-To-One Enterprise and its associated applications are available on a variety of platforms including Sun Solaris, Microsoft Windows NT and Hewlett-Packard's HP-UX. Supported databases include Oracle, Sybase, Informix and Microsoft SQL Server.

      Multi-Lingual/Multi-Currency -- availability of content display and interface in Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages and support for a wide range of currencies, including the Euro, enable worldwide use of our applications.

BroadVision One-To-One Business Tools

   Our applications are customized and managed using tools that are licensed separately from the applications. Inherent to the functionality of our applications is a set of building blocks comprised of customizable components, application templates and business rules implemented and managed by these tools that are instrumental to rapidly build and easily maintain BroadVision One-To-One applications. A description of our tools products is as follows:

   BroadVision   One-To-One   Design  Center.   Based  on  the   Macromedia(R)'s
Dreamweaver 2 Web authoring tool, the One-To-One Design Center allows Web authors and Web application developers faster time to market by shortening the development cycle. This tool gives Web authors direct access to powerful personalization and functional components through a series of Dreamweaver wizards. These wizards generate server-side JavaScript, which is the primary programming language for our applications. By making simple point-and-click choices, the Web author can visually construct a complete, dynamic application without having to write HTML or JavaScript.

   BroadVision One-To-One Command Center. One-To-One Command Center allows business users to change the way users are matched with content through an intuitive point-and-click interface. With this tool, business managers can create rules based on profile information, transaction history, session behavior and other data. They can also develop business rules that evaluate user information gathered during previous interactions and use it to target products and services during subsequent interactions. Rules allow business managers to target users whether they are anonymous or registered, allowing businesses to increase their browse-to-buy ratio.

   BroadVision One-To-One Publishing Center. One-To-One Publishing Center allows a distributed and remote team of non-technical content experts to manage most aspects of site content collaboratively, including creating, editing, staging, producing and archiving. This tool provides personal and shared in-boxes that enable teams of content creators to collaborate in developing content. A programming calendar facilitates staging, scheduling and coordination of content publishing. This tool provides the ability to preview content prior to publishing, to control access to publishing and to capture content classification information. It supports content created with HTML editors, Microsoft Office products and Lotus Domino.

   BroadVision One-To-One Instant Publisher. One-To-One Instant Publisher provides simple, personalized publishing forms, so that employees can publish content through a Web-based point-and-click interface. Because publishing rights are tied to their login name and password, publisher profiles remain the same regardless of where users are physically located.

Other Products

    In addition to our products, we have entered into agreements that enable us to resell third-party software products from Bluegill, Interwoven, IONA Technologies, Interleaf, Macromedia, and Verity. These are sublicensed to end users and either incorporated in or sold as options to our products. License revenue from these third-party products was insignificant and constituted less than 1% of total software product license revenues for each of the years ended December 31, 1997 and 1998, and approximately 7% for the year ended December 31, 1999.

Product Development

   We believe that our future success will depend in large part on our ability to enhance the BroadVision One-To-One applications suite, develop new products, maintain technological leadership and satisfy an evolving range of customer requirements for large-scale interactive online relationship management applications.

   Our product development organization is responsible for product architecture, core technology, product testing and quality assurance, writing product user documentation and expanding the ability of BroadVision One-To-One products to operate with the leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards.

   Since inception, we have made substantial investments in product development and related activities. Certain technologies have been acquired and integrated into BroadVision One-To-One products through licensing arrangements.

   As of December 31, 1999, there were 119 employees in our product development organization. Our research and development expenses were $7.4 million in the year ended December 31, 1997, $9.2 million in the year ended December 31, 1998 and $14.6 million in the year ended December 31, 1999.

   To date, we have not capitalized any software development costs as products are made available for general release relatively concurrently with the establishment of technological feasibility. We expect to continue to devote substantial resources to our product development activities.

BroadVision Worldwide Professional Services

   Our Worldwide Professional Services Organization provides a broad range of consulting services in support of all of our products. This organization provides business application expertise, technical know-how and product knowledge to complement our products and to provide solutions that meet customer business requirements. By using our services, customers are able to build a customized application solution to maximize the benefits of one-to-one relationship management. A summary of the professional services that we provide is as follows:

   Strategic Services. We provide business strategy and process consulting to assist customers in defining and planning profitable online businesses, while optimally utilizing the functionality of our products. Services include in-depth needs analysis, customer segmentation, one-to-one marketing expertise, storyboarding and business organizational planning to achieve timely and successful implementation of our software products. Strategic Services consulting is generally offered on a time and materials basis.

   Interactive Services. We provide technical services for development of customized BroadVision One-To-One applications, custom interfaces, data conversions and system integration. These consultants participate in a wide range of activities, including requirements definition and application design, development and implementation. These consultants also provide advanced technology services focused on application development for custom objects and templates and database administration and tuning. Interactive Services consulting is generally offered on a time and materials basis.

   Content and Creative Services. This group specializes in content management, sourcing, workflow processes and user-interface design. The group is made up of BroadVision One-To- One product design experts and a variety of leading design houses. This team combines extensive interactive design and marketing experience to build effective user interfaces. Content and Creative Services consulting is generally offered on a time and materials basis.

   Technical Support Services. We have tiered our support programs to better serve the needs of our worldwide customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; Personalized Support assigns a specific individual to an account. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases as necessary, and product enhancements. The annual maintenance fee for these services is based upon a percentage of the then-current list price for the licensed software fee, payable annually in advance.

   Education Services. These services are offered to customers either at our education facilities or at the customers' locations, as either standard or customized classes. These classes are priced at either fixed daily rates or on a per-class basis. We expect our course offerings to grow from six to 20 classes in 2000.

   BroadVision  University.  To  provide  comprehensive,  high-quality  training solutions for our customers, partners and employees worldwide, we have established BroadVision University. Courses are delivered through various means and methods, including traditional instructor-led courses as well as various Web-based training mechanisms to facilitate distance learning.

   Our goal is to transfer knowledge in "Web time" to a large worldwide audience. Technical facilities will be located worldwide, including Redwood City and Chicago in the United States, the United Kingdom in Europe and Hong Kong in Asia.

   We also enroll our employees in BroadVision University, to ensure high quality and consistent training of our own personnel. This extensive training program provides a series of foundation courses that are general in content for all audiences, which is followed by a specific series of courses based on the employee's role in our Worldwide Professional Services Organization.

Strategic Alliances

   A significant element of our sales strategy is to engage in strategic business alliances to assist us in marketing, selling and developing customer applications.

   As of December 31, 1999, we had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Andersen Consulting, Deloitte Consulting, Hewlett-Packard, Itochu Techno-Sciences Corp., NTT Data, PricewaterhouseCoopers, Security First Technologies and Sema Group.

   In April 1999, we announced a strategic alliance with Hewlett-Packard. Hewlett-Packard has agreed to resell and support the current BroadVision One-To-One product suite and to co-develop, sell and support integrated business-portal solutions that will act as the interface to next generation e-services for enterprise customers.

   Hewlett-Packard is leveraging its approximately 5,000 person global sales force to resell and support the current BroadVision One-To-One product suite. The new co-developed products are being developed to run on multiple platforms and to enable enterprise customers to deploy quickly and easily a series of advanced, personalized business-portal solutions that provide integrated commerce, marketing and customer-relationship management across Web sites, e-mail, call centers, PCs, kiosks, mobile phones and personal digital assistants.

   Additionally, we have developed key technology partnerships with leading Web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, voice recognition, payment processing, auctioning and XML.

   These technology partnerships enhance our ability to base our products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as Broadbase, E.Piphany, Interwoven, IONA Technologies, Macromedia, Moai Technologies, Security First and STC.

   Our technology partnerships support our strategy of integrating throughout the extended enterprise, from multiple touchpoints such as Nuance's voice recognition/voice response technology, to integration with enterprise applications using technology such as STC.

Customers and Markets

   As of December 31, 1999, we had licensed our products to over 400 end-user customers and 100 partners. As of December 31, 1999, our products were commercially deployed in over 200 live Web sites.

   We have targeted a number of markets that we believe to be especially conducive to one-to-one relationship management applications such as financial services, travel and leisure, retail and distribution, telecommunications, chemicals, computer hardware and software, energy and utilities, industrial equipment and automotive.

   Our primary target customers are Global 2000 organizations that are at the forefront of building innovative Web applications to increase revenues and reduce operational costs. We also target pure-play Web companies that have built or are building their core businesses on the Web.

   During the year ended December 31, 1997, approximately 11% of our revenues were attributable to one customer. During the years ended December 31, 1998, and December 31, 1999, no customer accounted for more than 10% of our total revenues.

   The following table sets forth a representative list of our customers organized by industry segment.

   Target Industry                                  Sample Applications                          Sample Customers
   ---------------                                  -------------------                          ----------------
   Financial services                               Home banking                                 CCF France
                                                    Online brokerage                             Citigroup
                                                    Obtaining information on and                 Credit Suisse
                                                    selecting:
                                                    -Loans                                       Liberty Financial
                                                    -Mutual funds                                USAA
                                                    -Insurance
                                                    Knowledge management (intranets)

   Retail                                           Online shopping                              Circuit City
                                                    Interactive catalogues
                                                                                                 The Home Depot
                                                                                                 Office Max
                                                                                                 Rand McNally
                                                                                                 Sears Roebuck

   Telecommunications                               Commerce: Business to-business and           British Telecom
                                                    business-to-consumer
                                                    Online services
                                                    Customer self-service                        Nortel Networks
                                                                                                 Telia
                                                                                                 TELUS
                                                                                                 Vodafone

   Travel and leisure                               Reservations                                 Air Miles
                                                    Travel planning
                                                    Brand  projection, loyalty programs and      American Airlines
                                                    affinity marketing                           Budget Rental Cars
                                                                                                 Carlson Companies
                                                                                                 TAM Airlines

   Industrial manufacturing                         Knowledge management                         General Electric
                                                    Business-to-business                         Hewlett-Packard
                                                    purchasing                                   Hilti
                                                    Business-to-consumer purchasing              Philips PC Peripherals
                                                                                                 Xerox



   Target Industry                                  Sample Applications                          Sample Customers
   ---------------                                  -------------------                          ----------------

   Dot com's                                        Electronic storefronts                       Chipshot.com
                                                    Exchanges/market makers                      e-Greenbiz.com

                                                                                                 Mercata
                                                                                                 Pets.com
                                                                                                 Zones.com

Sales and Marketing

   We market our products primarily through a direct sales organization with operations in North America, Europe, Australia and Asia/Pacific. On December 31, 1999, our direct sales organization included 164 sales representatives, managers and sales support.

   We have a sales office at our headquarters in Redwood City, California and have North American sales offices in Atlanta, Georgia; Bellevue, Washington; Burlington, Massachusetts; Dallas, Texas; Denver, Colorado; Irvine, California; Minneapolis, Minnesota; New York, New York; Portland, Oregon; Schaumberg, Illinois; and Vancouver, British Columbia. We have a sales and service office in McLean, Virginia for the U.S. Federal Government.

   We have international sales offices in Melbourne, Australia; Wanchai, Hong Kong; Hare Hatch, England; Coorbevoie, France; Munich, Germany; Milan, Italy; Tokyo, Japan; Seoul, Korea; Amersfoot, The Netherlands; Wheelock Place, Singapore; Madrid, Spain; Stockholm, Sweden; Basel, Switzerland; and Taipei, Taiwan.

   A component of our strategy is continued expansion of our international activities. We intend to broaden our presence in international markets by expanding our international sales force and by entering into additional distribution agreements. We also contract with third-party resellers, distributors and systems integrators in North America, South America, Europe, Australia and Asia. We intend to increase our use of this distribution channel.

   Initial sales activities typically include a demonstration of BroadVision One-To-One product suite capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at our headquarters. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the application. Our professional services organization typically plays a key role in helping customers to design, and then develop, their applications.

   As of December 31, 1999, 68 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our Web site.

   Our marketing  efforts are targeted at:

     o product strategy development and product management;

     o building market awareness through press and analysts;

     o creating brand awareness and visibility;

     o producing and maintaining marketing information and sales tools;

     o generating and developing customer leads; and

     o sourcing and managing relationships with systems integrators, value-added resellers, creative design and advertising agencies and technology partners.

Competition

   The market for personalized  e-business  one-to-one  relationship  management
applications  is  rapidly   evolving  and  intensely   competitive.   We  expect
competition to persist and intensify in the future.

   Our primary competition currently includes the following:

     o in-house development efforts by prospective customers or partners using application development tools;

     o other  vendors  of  application   software  or  application   development
       platforms and tools directed at content management, interactive commerce and financial services, like InterWorld, Open Market and Vignette;

     o Web content developers that develop custom software or integrate other application software into custom solutions;

     o International Business Machines; and

     o Microsoft.

   The principal competitive factors affecting the market for our products are:

     o depth and breadth of functionality offered;

     o ease of application development;

     o availability of knowledgeable developers;

     o time required for application development;

     o reliance on industry standards;

     o product reliability;

     o proven track record;

     o scalability;

     o maintainability;

     o personalization and other features;

     o product quality;

     o price; and

     o customer support.

   We believe that we presently compete favorably with respect to each of these factors. However, our market is still evolving, and we may be unable to compete successfully with current or future competitors.

Technology

   The technical demands of interactive, personalized one-to-one e-business applications, deployable on the Web, extranets and intranets, require an architectural design that is standards-based, open, interoperable and flexible. Our applications are based on a modular, component-based architecture that provides for robust, scalable and extensible e-business applications. By emphasizing reusable code, separation of application logic, business rules and data, and adherence to open standards such as Java, XML and CORBA, our applications provide an efficient architecture for customers and partners to deploy, modify, and control applications, as well as to integrate them with external business systems. This architecture also provides a robust foundation upon which we can rapidly develop new products.

   Our advanced technology enables the delivery of robust, scalable and innovative e-business solutions into the market faster and at a lower cost than alternatives. Our technology consists of the following key elements:

Adherence to Industry Standards

   Industry standards protect a customer's investment by providing compatibility with existing applications, enabling ease of modification, and reducing the need for software to be rewritten. Our architecture complies with CORBA, a standard for applications software design and development widely adopted in the commercial software industry. Applications that are CORBA-compliant can:

     o run on either single computers with one or more processors or across large networks;

     o allow replication and relocation of object servers to improve system performance;

     o are platform independent; and

     o have strongly defined application programming interfaces through the use of the Interface Definition Language specified by CORBA.

   Java. We are strongly committed to Java and Java-based technologies such as Enterprise Java Beans (EJB). Our application templates, which define the front-end look-and-feel of pages on the web site, are written in JavaScript. Most of our backend programs are written in C++ and Java, which are widely-accepted standard programming languages for developing Web applications. Our commitment to industry standards such as Java and C++, along with open, published programming interfaces into the applications, delivers an e-business solution that is open and extensible. Customers benefit by needing fewer resources to modify the application, and by having simplified integrations with other applications, such as ERP systems.

   XML. Our applications fully support XML, which is an emerging standard for managing and exchanging data between systems. In addition, XML facilitates re-purposing information so that it can be sent to non-browser interfaces such as those used by wireless devices including mobile telephones, pagers and PDA's. Our adoption and support of XML for content management allows customers to publish information in a structured manner, which can then be directed toward either a browser or communication devices such as email or mobile telephones.

   In addition to Java, XML, C++ and CORBA, we use other widely accepted standards in developing our products, including Structured Query Language for accessing relational database management systems; Common Gateway Interface and Hypertext Transfer Protocol for Web access; Netscape Application Programming Interface for access to Netscape's Web servers; Secure Socket Layer for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA. Our applications can be operated in conjunction with relational database management systems provided by Informix, Microsoft, Oracle and Sybase.

   N-Tier Architecture. Our applications use a modular, N-tier architecture that logically separates application presentation, business rules and data. Between each of these tiers are session managers and adapters that facilitate integration with external business systems interface technologies, described below, that establish seamless interoperability between application components. This architecture partitions applications across:

     o a front-end tier that manages the application presentation and interface to Web site visitors;

     o application engine tiers that manage application activities such as community, profiling, targeting and transactions, and the business rules that define the interactive characteristics and behavior of one-to-one, personalized applications. This layer utilizes a lightweight component model, which can be distributed across multiple logical and physical processors, thus enabling the N-tier design of the application; and

     o a back-end tier that integrates underlying database management systems with external business systems, such as ERP and CRM solutions, that perform specialized relationship management functions.

   Interaction Manager. Our "session manager" technology is designed to manage the high volume of dynamic interactions that occur in online sessions between many concurrent Web site visitors and an e-business application. The session manager, called the BroadVision Interaction Manager, enables three key activities:

     o maintaining user profile information between visitors and sites so that each current and future interaction can trigger a response appropriate to the objectives of both visitor and site provider;

     o interpreting application objects and templates in real time and retrieving profile data and business rules to dynamically generate HTML code that tailors content, Web pages and interactions to the needs and interests of individual Web site visitors; and

     o enabling application scalability by allowing Web site providers to add additional software processes or hardware processors to their Web systems to support more concurrent Web site visitors without incurring performance degradation or additional overhead in application maintenance.

   Components and Applications. We believe the costs and time associated with Web application development and maintenance can be substantially reduced with our technology. Our applications are comprised of reusable application components and presentation templates. Application components, such as customer account information for a business-to-business transaction, are designed to be open and customizable. Used in combination with our structured development methodology, these technologies are designed to help customers and partners create reusable program components that increase application quality and reduce cost and time-to-market of new and maintained applications. Application templates, written in JavaScript, enable business managers to define and implement business rules through the BroadVision One-To-One Command Center on a real-time basis. Our customers, partners and consultants use these templates and JavaScript to develop e-business application solutions. Our Education Services Group offers training classes to customers and partners on the use of components and application templates.

   Content Management. Key to successful e-business applications is the ability to deliver relevant, current and accurate information to the application's users such as customers, employees and business partners. Our personalization capabilities enable business managers to define rules to deliver the right information to the right user at the right time. Content management discipline ensures that this information is kept current and accurate. Our content management system, which is based on XML standards, provides a rich environment for users to create and publish information to the web and to other formats, such as wireless. In addition, XML enables automatic data feeds and syndication of information to other systems and business partners. For example, a vendor's catalog information can be automatically and easily included in a e-business Web site.

Intellectual Property and Other Proprietary Rights

   Our success and ability to compete are dependent to a significant degree on our proprietary technology. We rely on a combination of patent, copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We hold a patent issued to us on January 20, 1998, covering certain elements of our BroadVision One-To-One Enterprise product. Our success and competitive position depends on our ability to protect our proprietary technology. We have registered "BroadVision" and "BroadVision One-To-One" as trademarks in the United States. However, the steps taken by us may not prevent misappropriation of our technology and agreements entered into for that purpose may not be enforceable. In addition, litigation like the lawsuit against ATG, which was recently settled, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business. We rely upon certain software that we license from third parties, including relational database management systems from Oracle and Sybase, object request broker software from IONA Technologies, database access technology from Rogue Wave Software and other software that is integrated with internally developed software and used in our software to perform key functions. In this regard, all of our services incorporate data encryption and authentication technology licensed from RSA. Our third-party technology licenses may not continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain any of these technology licenses could result in delays in introduction of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

Employees

   As of December 31, 1999, we employed a total of 652 full-time employees, of whom 507 are based in the United States, 96 in Europe and 49 in Asia. Of these full-time employees, 232 are in sales and marketing, 119 are in product development, 246 are in professional services and client support, and 55 are in finance, administration and operations. As of December 31, 1998 and 1997, we employed 271 and 188 full-time employees, respectively.

   We believe that our future success depends on attracting and retaining highly skilled personnel. Competition for personnel is intense, and we may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.


Executive Officers

   The following table sets forth certain information regarding our current executive officers.

       Name                                        Age          Position
       ----                                        ---          --------
       Pehong Chen...............................   42          Chairman  of  the  Board,   Chief  Executive  Officer  and
                                                                President
       Randall C. Bolten.........................   47          Chief  Financial  Officer and  Executive  Vice  President,
                                                                Operations

       Clark W. Catelain.........................   52          Executive Vice President, Engineering

       James W. Thanos...........................   51          Executive  Vice President and General  Manager,  Worldwide
                                                                Field Organization

       Nancy Mills-Turner........................   47          Executive  Vice President and General  Manager,  Worldwide
                                                                Professional Services

       Rani Merritt..............................   35          Executive  Vice President and General  Manager,  Worldwide
                                                                Marketing Organization

    Pehong Chen has served as our Chairman of the Board, Chief Executive Officer and President since our incorporation in May 1993. From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of Gain Technology, a provider of multimedia applications development systems, which was acquired by Sybase. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.

    Randall C. Bolten has served as our Chief Financial Officer since September 1995 and as Chief Financial Officer and Executive Vice President, Operations from January 2000. From 1994 to 1995, Mr. Bolten served as a financial consultant to various entrepreneurial enterprises. From 1992 to 1994, Mr. Bolten served as Chief Financial Officer of BioCad Corporation, a supplier of drug discovery software products. From 1990 to 1992, Mr. Bolten served as Chief Financial Officer, Business Development Unit and then Vice President, Finance of Teknekron, a company engaged in the management of various high technology companies. He received an A.B. in Economics from Princeton University and an M.B.A. from Stanford University.

    Clark W. Catelain has served as our Vice President, Engineering, since June 1995 and as our Executive Vice President, Engineering since January 2000. From 1989 to May 1995, Mr. Catelain served as the Senior Vice President, Engineering of Gupta, a supplier of client-server database products. Mr. Catelain received a B.S. in Mathematics and Computer Science from Purdue University.

    James W. Thanos has served as our Vice President and General Manager, Americas since January 1998 and as our Executive Vice President and General Manager, Worldwide Field Organization, since January 2000. From January 1995 to January 1998, Mr. Thanos served as Vice President of North American Operations of Aurum Software, a sales force automation company. From May 1994 to January 1995, Mr. Thanos served as Vice President of Sales of Digital Equipment Corporation. From January 1993 to December 1994, Mr. Thanos served as Vice President of Sales of Harvest Software, an optical character recognition software company. From December 1988 to January 1993, Mr. Thanos served as Vice President of Sales Operations of Metaphor, a decision support software company. Mr. Thanos holds a B.A. in International Relations from Johns Hopkins University.

    Nancy Mills-Turner joined BroadVision in September 1999 as Vice President of Worldwide Professional Services and in January 2000, was named Executive Vice
President and General Manager, Worldwide Professional Services. Prior to BroadVision, she worked for Oracle managing the professional services groups including Consulting and Education. Before joining Oracle in 1995, she served as
director   of   Federal,    State   and   Local    practice
consultants at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers LLP, she was Vice President, Software at BIS Computer Solutions directing the activities of product development divisions specializing in commercial and criminal justice applications and implementations services. Ms. Mills-Turner received a B.A./B.S. in Business Administration and Biochemistry from Arizona State University and a Master's degree in Business Administration and Information Management Sciences from University of Southern California.

    Rani Merritt has served as Executive Vice President and General Manager, Worldwide Marketing Organization since January 2000. In 1997, Ms. Merritt co-founded Icarian, Inc., a provider of business-to-business workforce eServices, and served as Icarian's Vice President of Marketing until December 1999. From September 1995 to August 1997, Ms. Merritt was Vice President of Strategic Services at BroadVision. From June 1994 to August 1995, she served as Director of Online Product Development/Director of Operations at U.S. West. Ms. Merritt received a B.A. and an M.S. in Industrial Engineering from Stanford University.

ITEM 2.    PROPERTIES

   Our principal administration, research and development, sales, consulting, training and support facilities are located in Redwood City, California, where we occupy approximately 115,000 square feet pursuant to leases expiring through 2007. We recently entered into a lease for a new building currently under construction that will provide us with approximately 400,000 square feet in Redwood City, California. The building is expected to be available for occupancy during June 2001.

   Our European headquarters were recently relocated to Green Park, Reading, in the United Kingdom where we lease approximately 19,000 square feet. We also rent space in various cities to support our sales and field support activities. We have North American sales offices in Atlanta, Georgia; Bellevue, Washington; Burlington, Massachusetts; Dallas, Texas; Denver, Colorado; Irvine, California; Minneapolis, Minnesota; New York, New York; Portland, Oregon; Schaumberg, Illinois; and Vancouver, British Columbia. We have a sales and service office in McClean, Virginia for the U.S. Federal Government. We have international sales offices in Melbourne, Australia; Wanchai, Hong Kong; Hare Hatch, England; Coorbevoie, France; Munich, Germany; Milan, Italy; Tokyo, Japan; Seoul, Korea; Amersfoot, The Netherlands; Wheelock Place, Singapore; Madrid, Spain; Stockholm, Sweden; Basel, Switzerland; and Taipei, Taiwan.

ITEM 3.    LEGAL PROCEEDINGS

   On February 22, 2000, we reached a settlement agreement and entered into a license agreement with Art Technology Group, or ATG, in connection with the lawsuit we filed on December 11, 1998 against ATG alleging infringement of our U.S. Patent No. 5,710,887. In accordance with the terms of the settlement agreement, we granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and we were paid by ATG $8 million at the effective date of the settlement and will receive an additional $7 million payable in quarterly installments commencing February 24, 2000 in the form of four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         Not applicable.

                                     PART II


ITEM 5.    MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
           STOCKHOLDER MATTERS

   Our common stock is quoted on the Nasdaq National Market under the symbol "BVSN." The following table shows high and low sale prices per share of the common stock as reported on the Nasdaq National Market:

                                                        High               Low
                                                        ----               ---

          Fiscal Year 1997
          First Quarter..........................     $   1.15          $   0.83
          Second Quarter.........................         1.01              0.49
          Third Quarter..........................         0.82              0.56
          Fourth Quarter.........................         0.97              0.65

          Fiscal Year 1998
          First Quarter..........................     $   2.11          $   0.67
          Second Quarter.........................         2.79              1.64
          Third Quarter..........................         3.28              1.12
          Fourth Quarter.........................         4.92              1.03

          Fiscal Year 1999
          First Quarter..........................     $   8.04          $   3.01
          Second Quarter.........................         8.19              4.35
          Third Quarter..........................        15.54              6.82
          Fourth Quarter.........................        59.67             14.10

         We have never declared or paid cash dividends on our common stock, and it is our present intention to retain earnings to finance the expansion of our business. In addition, our credit facility with our commercial lender contains certain covenants that may limit our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

         The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of the Company and Notes thereto, and other financial information included elsewhere herein of this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.


                                                                      Years Ended December 31,
                                                 -------------------------------------------------------------
                                                     1995          1996         1997         1998       1999
                                                  ----------    ----------   ----------   ----------   -------
                                                               (in thousands, except per share data)

    Consolidated Statement of Operations Data:

    Revenues:
      Software licenses......................      $     --      $  7,464     $ 18,973     $ 36,067     $ 75,383
      Services...............................           540         3,418        8,132       14,844       40,131
                                                   --------      --------     --------     --------     --------
            Total revenues...................           540        10,882       27,105       50,911      115,514
    Cost of revenues:
      Cost of software licenses..............            --           330        1,664        1,001        3,703
      Cost of services.......................           249         2,164        4,284        8,704       25,108
                                                   --------      --------     --------     --------     --------
            Total cost of revenues...........           249         2,494        5,948        9,705       28,811
                                                   --------      --------     --------     --------     --------
    Gross profit.............................           291         8,388       21,157       41,206       86,703
    Operating expenses:
      Research and development...............         2,575         4,985        7,392        9,227       14,568
      Sales and marketing....................         1,348        12,066       18,413       26,269       48,903
      General and administrative.............           846         2,034        2,990        3,786        7,970
                                                   --------      --------     --------     --------     --------
            Total operating expenses.........         4,769        19,085       28,795       39,282       71,441
                                                   --------      --------     --------     --------     --------
      Operating income (loss)................        (4,478)      (10,697)      (7,638)       1,924       15,262
      Other..................................           160           552          265        2,115        3,547
                                                   --------      --------     --------     --------     --------
      Net income (loss)......................      $ (4,318)     $(10,145)    $ (7,373)    $  4,039     $ 18,809
                                                   ========      ========     ========     ========     ========

    Net income (loss) per share:

    Basic earnings (loss) per share..........      $  (0.04)     $   (0.06)   $  (0.04)    $   0.02     $   0.08
                                                   ========      =========    ========     ========     ========
    Shares used in computation-- basic earnings
    (loss) per share.........................       107,784       169,335      181,872      210,114      229,128
                                                   ========      ========     ========     ========     ========

    Diluted earnings (loss) per share........      $  (0.04)     $   (0.06)   $  (0.04)    $   0.02     $   0.07
                                                   ========      =========    ========     ========     ========
    Shares used in computation-- diluted
    earnings (loss) per share................       107,784       169,335      181,872      230,877      260,712
                                                   ========      ========     ========     ========     ========

                                                                          As of December 31,
                                                   --------------------------------------------------------------
                                                      1995         1996         1997         1998         1999
                                                   ----------   ----------   ----------   ----------   ----------
                                                                            (in thousands)

      Consolidated Balance Sheet Data:

      Cash and cash equivalents..................    $ 4,311     $ 17,608     $  8,277     $ 61,878     $279,823
      Working capital............................      3,916       18,258       11,485       63,620      342,024
      Total assets...............................      5,857       26,714       26,539      101,562      406,128
      Debt and capital leases, less current
        portion..................................        516          495        3,005        3,194        4,875
      Accumulated deficit........................     (6,124)     (16,269)     (23,642)     (19,603)        (794)
      Total stockholders' equity.................      4,254       21,016       15,121       81,809      346,238


ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Except for historical information contained or incorporated by reference herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company's actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed below under the caption "Risk Factors" and elsewhere herein of this Form 10-K. Any such forward-looking statements speak only as of the date such statements are made.

Overview

   We develop, market and support fully integrated scalable application software solutions specifically designed for one-to-one relationship management across the extended enterprise. These total end-to-end solutions enable businesses to use the Internet as a unique platform to conduct electronic commerce, provide online financial services, offer online interactive customer self-service, and deliver targeted information to all constituents of the extended enterprise. These constituents include but are not limited to customers, suppliers, distributors, partners, and employees. The BroadVision One-To-One product suite allows businesses to tailor their Web site content to the special needs and interests of individual users by personalizing each constituent's visit on a real-time interactive basis. Our applications accomplish this by capturing Web site visitor profile information and targeting an enterprise's organized content to each visitor based on easily constructed business rules. We believe the benefits of these applications include greater customer satisfaction and loyalty, increased business volume, enhanced brand awareness, reduced costs to service customers and execute transactions, as well as higher employee productivity.

   We sell our products and services worldwide through direct sales forces, independent distributors, resellers and system integrators. We also have a global network of strategic business relationships with key industry platform and Web developer partners. We also engage in strategic business alliances to assist us in marketing, selling and developing customer applications. In addition, we place a strategic emphasis on technology alliances to ensure that our products are based on industry standards and that we are positioned to take advantage of current and emerging technologies. The benefits of this approach include enabling us to focus on our core competencies while reducing time to market and simplifying the task of designing and developing applications for us and our customers.

Proposed Business Acquisition - Interleaf

   On January 26, 2000, we announced a definitive agreement to acquire all of the outstanding stock of Interleaf, subject to stockholder and regulatory approval and other conditions. Under the terms of the agreement, Interleaf shareholders will receive 1.0395 shares of BroadVision common stock in exchange for each share of Interleaf common stock; or estimated purchase consideration of approximately $802 million, inclusive of approximately $18 million of acquisition and severance costs. We expect to account for the acquisition as a purchase.

STATEMENT OF OPERATIONS AS A PERCENT OF TOTAL REVENUES

    The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

                                                    Years Ended December 31,
                                               ---------------------------------
                                                  1997         1998         1999
                                               ---------    ---------    -------
  Revenues:
    Software licenses........................      70%          71%          65%
    Services.................................      30           29           35
                                                  ---          ---          ---
            Total revenues...................     100          100          100
                                                  ---          ---          ---
  Cost of revenues:
    Cost of license revenues.................       6            2            3
    Cost of services revenues................      16           17           22
                                                  ---          ---          ---
       Total cost of revenues................      22           19           25
                                                  ---          ---          ---
            Gross profit.....................      78           81           75
                                                  ---          ---          ---
  Operating expenses:
    Research and development.................      27           18           13
    Sales and marketing......................      68           52           42
    General and administrative...............      11            7            7
                                                  ---          ---          ---
       Total operating expenses..............     106           77           62
                                                  ---          ---          ---
            Operating income (loss)..........     (28)           4           13
       Other.................................       1            4            4
                                                  ---          ---          ---
            Income (loss) before income taxes     (27)           8           17
       Income tax provision..................      --           --            1
                                                  ---          ---          ---
            Net income (loss)................     (27)%          8%          16%
                                                  ===          ===          ===

RESULTS OF OPERATIONS

                                    Revenues

   Our  revenues  are derived  from  software  licensing  arrangements  and fees charged for  services.  Our  software  licensing  arrangements  include fees for software  application  products and fees for profiled users  associated with the deployment of purchased applications.  In general,  revenues related to software licensing arrangements are recognized upon the consummation of a sale. A sale is considered consummated when a non-cancelable license agreement has been executed and the customer  acknowledges an unconditional  obligation to pay, the software product  has been  delivered,  there are no  uncertainties  surrounding  product acceptance,  the fees are fixed and  determinable  and  collection is considered probable.  Our  professional  services are delivered by our  Strategic  Services
Group,   Interactive  Services  Group,  Content  and  Creative  Services  Group,
Education  Services Group and Technical  Support Group.  Revenues for consulting related  services are  typically  recognized  when the  services are  performed.
Maintenance  fees for  technical  support  and  software  product  upgrades  are recognized  ratably over the  contracted  period.  A summary of our software and services revenues by geographic region for the periods indicated is as follows:

                                                   Software      %    Services      %       Total      %
                                                   --------      -    --------      -       -----      -
                                                                    (dollars in thousands)
                 Year Ended December 31, 1997:

                   Americas.....................    $ 8,584      45%  $  4,288      53%   $12,872      48%
                   Europe.......................      8,835      47      2,015      25     10,850      40
                   Asia/Pacific.................      1,554       8      1,829      22      3,383      12
                                                    -------     ---   --------     ---    -------     ---
                 Total..........................    $18,973     100%  $  8,132     100%   $27,105     100%
                                                    =======     ===   ========     ===    =======     ===

                 Year Ended December 31, 1998:

                   Americas.....................    $19,301      54%  $ 10,029      67%   $29,330      58%
                   Europe.......................     13,879      38      3,065      21     16,944      33
                   Asia/Pacific.................      2,887       8      1,750      12      4,637       9
                                                    -------     ---   --------     ---    -------     ---
                 Total..........................    $36,067     100%  $ 14,844     100%   $50,911     100%
                                                    =======     ===   ========     ===    =======     ===

                 Year Ended December 31, 1999:

                   Americas.....................    $48,822      65%  $ 30,501      76%   $79,323      69%
                   Europe.......................     18,918      25      7,293      18     26,211      22
                   Asia/Pacific.................      7,643      10      2,337       6      9,980       9
                                                    -------     ---   --------     ---    -------     ---
                 Total..........................    $75,383     100%  $ 40,131     100%   $115,514    100%
                                                    =======     ===   ========     ===    ========    ===

1999 versus 1998

   Total revenues for the year ended December 31, 1999 increased $64.6 million or 127% on a year-over-year basis, and consisted of an increase in software license revenue of $39.3 million or 109% and an increase in professional services revenue of $25.3 million or 170%.

   The 109% increase in software license revenues is a result of continued strong demand for our expanding product line and core competencies; our strategic positioning within a high momentum market for business to business and business to consumer personalization focused software application solutions; and the ability to achieve greater penetration into our existing customer base while continuing to add significant numbers of new quality customers. During the year, we continued to expand the functionality and personalization attributes of our application products that contributed to a broadened customer base and an increased level of repeat business. In addition, our deployment related user profile based licensing revenues continued to accelerate as a result of an increasingly larger number of live sites. Software product license revenues for our targeted web enabling applications increased to $25.9 million in 1999 as compared to $10.2 million in 1998. Deployment related user profile license revenues increased to $31.2 million in 1999 as compared to $14.8 million in 1998. During the year ended December 31, 1999, we licensed approximately 217 new end-user customers and 47 new partners which compares with approximately 94 new end-user customers and 27 new partners for the year ended December 31, 1998. As of December 31, 1999, we had a total installed license base of over 410 end-user customers and 120 partners, which compares with over 195 end-user customers and 75 partners as of December 31, 1998.

   The 170% increase in professional services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $13.4 million in 1999 which compares to $5.1 million in 1998. During the year ended December 31, 1999, we continued to expand and enhance our professional services group and, during August 1999, we completed our greatly expanded corporate training facility located in Redwood City, California. We have also added additional training and professional consulting related facilities in Europe and Asia as of December 31, 1999.

   To date we have achieved good market acceptance for our products and have experienced continued revenue growth. We anticipate that international revenues will continue to account for a significant amount of total revenues, and expect to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. Our Asia/Pacific operations have experienced lower growth rates over the previous years as a result of the generally weak economic conditions of that region. As a result, we expect that any significant growth in international revenues will most likely come from European operations. However, we may be unable to maintain or continue to increase international or domestic market acceptance for our family of products.

1998 versus 1997

   Total revenues for the year ended December 31, 1998 increased $23.8 million or 88% on a year-over-year basis, and consisted of software license revenue increases of $17.1 million or 90% and professional services revenue increases of $6.7 million or 83%.

   The 90% increase in software license revenues was primarily attributable to the expanding sales volumes of our three complementary packaged application products, higher deployment license revenues and to a lesser extent, product pricing increases that were effective October 1, 1998. Application license-related revenues for our three complementary products increased to $10.2 million in 1998 as compared to $2.4 million in 1997. Deployment-related license revenues increased to $14.8 million in 1998 as compared to $8.1 million in 1997. During the year ended December 31, 1998, we licensed approximately 94 new end-user customers and 27 new partners, which compares with approximately 70 new end-user customers and 34 new partners for the year ended December 31, 1997. As of December 31, 1998, we had a total installed license base of over 195 end-user customers and 75 partners, which compares with over 105 end-user customers and 48 partners as of December 31, 1997.

    The 83% increase in professional services revenue results from a higher level of consulting related services associated with increased business volumes and higher levels of customer support revenues derived from a larger installed customer base. Maintenance revenues were $5.1 million in 1998 as compared to $2.1 million in 1997.

Cost of Revenues

    Cost of license revenues includes royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products;
commissioned agent fees paid to distributors; and the costs of product media, duplication, packaging and other associated manufacturing costs. Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

                                                         Years Ended December 31,
                                          ----------------------------------------------------
                                            1997       %      1998       %       1999       %
                                          -------  -------  -------  -------   -------  -----
                                                         (dollars in thousands)
Cost of license revenues [1]..........     $1,664      9%    $1,001      3%     $3,703      5%
Cost of services revenues [2].........      4,284     53      8,704     59      25,108     63
                                           ------            ------             ------
Total cost of revenues [3]............     $5,948     22%    $9,705     19%     $28,811    25%
                                           ======            ======             =======

[1] -- Percentage is calculated based on total software license revenues for the period indicated

[2] -- Percentage is calculated based on total services revenues for the period indicated

[3] -- Percentage is calculated based on total revenues for the period indicated

1999 versus 1998

   For the year ended December 31, 1999, cost of license revenues increased $2.7 million or 270% on a year-over-year basis. Cost of software licenses as a percent of license revenues was 5% in 1999 as compared to 3% in 1998. Cost of services revenues during 1999 increased $16.4 million or 188% on a year-over-year basis. Cost of services as a percent of services revenues was 63% in 1999 as compared to 59% in 1998.

   The increase in cost of license revenues, in both absolute dollar and relative percentage terms, was principally a result of the higher mix of third party software bundled and sold with our products and the related third party royalty fees payable on those sales. Third party royalty costs relative to license revenues have been offset to some extent as a result of our renegotiating previously existing percentage-based royalty arrangements into prepaid fixed fee royalties for periods extending through 2004.

   The increase in cost of services revenues in absolute dollar terms during 1999 as compared to 1998 is a result of higher business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to our professional services staff and the employment of outside consultants to meet short-term consulting demands. The increase in cost of services as a percentage of services revenues is a result of the assimilation of new professional consultants added to the group during the year and higher use of outside consultants in relation to the extent previously used during the prior year period.

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

   The decrease in cost of license revenues, in both absolute dollar and relative percentage terms, was principally a result of lower commissioned agent fees and third party royalty rates. We continued to expand our in-house sales force capabilities and during 1998 direct sales were higher and commissioned agent sales were lower relative to 1997. In addition, royalty costs relative to total license revenues decreased as a result of our renegotiating a previously existing percentage based royalty arrangement into a prepaid fixed fee royalty for a period through 2001.

   The increase in cost of services revenues in absolute dollar terms during 1998 as compared to 1997 is a result of expanded business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to our professional services staff and the employment of outside consultants to meet short-term consulting demands. The increase in cost of services as a percentage of services revenues is a result of higher use of outside consultants in relation to the extent previously used during the prior year period.

                    Operating Expenses and Other Income, net

   Research   and   development   expenses   consist   primarily   of  salaries,
employee-related benefit costs and consulting fees incurred in association with the development of our products.

   Costs incurred for the research and development of new software products are expensed as incurred until the time that technological feasibility, in the form of a working model, is established, at which point these costs are capitalized subject to recoverability. The costs we have incurred subsequent to the establishment of a working model but prior to general release have not been significant. To date, we have not capitalized any software development costs.

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

   A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues.

                                                               Years Ended December 31,
                                              ------------------------------------------------------
                                                1997        %       1998        %       1999       %
                                              --------  --------  --------  --------  -------- -----
                                                               (dollars in thousands)
Research and development..................     $ 7,392      27%    $ 9,227     18%     $14,568    13%
Sales and marketing.......................      18,413      68      26,269     52      48,903     42
General and administrative................       2,990      11       3,786      7       7,970      7
                                               -------     ---     -------             ------
Total operating expenses..................     $28,795     106%    $39,282     77%     $71,441    62%
                                               =======     ===     =======     ==      =======    ==
Other income, net.........................     $   265       1%    $ 2,036      4%     $4,543      4%
                                               =======     ===     =======     ==      ======     ==

1999 versus 1998

   Research and development expenses for the year were $14.6 million in 1999 as compared to $9.2 million in 1998 which represents an increase of 58% year-over-year. Sales and marketing expenses for the year were $48.9 million in 1999 as compared to $26.3 million in 1998 which represents an increase of 86% year-over-year. General and administrative expenses for the year were $8.0 million in 1999 as compared to $3.8 million in 1998 which represents an increase of 111% year-over-year. Net other income for the year was $4.5 million in 1999 as compared to $2.0 million in 1998 that represents an increase of 123% year-over-year.

   The increase in research and development expenses is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of our next generation of products. The increases in sales and marketing expenses reflects the cost of hiring additional sales and marketing personnel, the continued development of sales distribution channels and the expansion of promotional activities and marketing-related programs. In addition, commission rates were higher during 1999 as result of sales people exceeding their sales quotas. The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional fees and additional infrastructure to support the expansion of our operations. The increase in net other income is attributable to a higher level of investment income during the year as a result of earnings on proceeds received from a follow-on public stock offering in November 1999.

1998 versus 1997

   Research and development expenses for the year were $9.2 million in 1998 as compared to $7.4 million in 1997 which represents an increase of 25% year-over-year. Sales and marketing expenses for the year were $26.3 million in 1998 as compared to $18.4 million in 1997 which represents an increase of 43% year-over-year. General and administrative expenses for the year were $3.8 million in 1998 as compared to $3.0 million in 1997 which represents an increase of 27% year-over-year. Net other income for the year was $2.0 million in 1998 as compared to $265,000 in 1997 that represents an increase of 668% year-over-year.

   The increase in research and development expenses is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of our next generation of products. The increases in sales and marketing expenses reflects the cost of hiring additional sales and marketing personnel, the continued development of sales distribution channels and the expansion of promotional activities and marketing-related programs. In addition, commission rates were higher during 1998 as result of sales people exceeding their sales quotas. The increase in general and administrative expenses in absolute dollar terms is attributable to additional administrative and management personnel, higher professional fees and additional infrastructure to support the expansion of our operations. The increase in net other income is attributable to a higher level of investment income during the year as a result of earnings on proceeds received from a follow-on public stock offering in March 1998.

                                  Income Taxes

   For the year ended December 31, 1999, we recorded an income tax provision of $996,000 consisting solely of current expense relating to federal and foreign income taxes. For the year ended December 31, 1998, we recorded a net income tax benefit of $79,000, comprised of a deferred tax benefit of $700,000 and current tax expense of $621,000. We recorded current tax expense during 1998 primarily related to foreign withholding and alternative minimum taxes. During 1997, we generated pre-tax losses of $7.4 million.

   As of December 31, 1999, the Company has provided a valuation allowance for a significant portion of its deferred tax assets. The total valuation allowance increased $15.4 million from December 31, 1998 to December 31, 1999. Approximately $15.1 million of the valuation allowance, relating to income tax benefits arising from the exercise of stock options, will be credited directly to stockholders' equity and will not be available to benefit the income tax provision in any future periods. In 1998, as a result of the intraperiod income tax allocation provisions of SFAS No. 109, the deferred tax liability related to the unrealized gain on marketable securities decreased the valuation allowance for the deferred tax assets and was not charged to accumulated other comprehensive income in stockholders' equity for that period.

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $47.2 million and $17.0 million, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $3.0 million and $1.2 million, respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2010 through 2019, if not utilized. The state net operating loss carryforwards expire in the years 2000 through 2019. The state research and development credits can be carried forward indefinitely. As of December 31, 1999, the Company's foreign subsidiaries had net operating loss carryforwards in foreign jurisdictions of approximately $4.2 million that can be used to offset future foreign income. Of these losses, approximately $1.7 million expires in the years 2000 through 2003. Approximately $2.5 million of these losses can be carried forward indefinitely. Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.

                         Liquidity and Capital Resources

                                                       December 31,
                                           -----------------------------------
      (dollars in thousands)                   1997        1998        1999
                                           ----------- ----------- ------------
      Cash, cash equivalents and
      short-term Investments...........      $10,473     $61,878     $348,581
      Working capital..................      $11,485     $64,320     $340,774
      Working capital ratio............          2.4         4.9          9.6

   As of December 31, 1999, cash, cash equivalents and liquid short-term investments totaled $348.6 million, which represents an increase of $286.7 million as compared to December 31, 1998. We currently have no significant capital commitments other than obligations under equipment and operating leases and $5.9 million of outstanding term debt under our existing credit facility with our commercial bank.

   We have funded our operations by cash generated from operations and public offerings of our common stock. Public stock offerings during June 1996, March 1998, and November 1999 netted for us proceeds of $20.7 million, $53.7 million and $210.4 million, respectively. Cash provided by operating activities was $33.3 million for the year ended December 31, 1999 and $1.2 million for the year ended December 31, 1998. Cash used for operating activities was $8.7 million for the year ended December 31, 1997. Cash used for investing activities was $38.6 million for the year ended December 31, 1999, $6.4 million for the year ended December 31, 1998, and $3.6 million for the year ended December 31, 1997. Investing activities consisted primarily of capital expenditures and the acquisition of strategic investments. Cash provided by financing activities was $223.2 million for the year ended December 31, 1999, $58.8 million for the year ended December 31, 1998 and $2.9 million for the year ended December 31, 1997. Financing activities consisted primarily of proceeds from the issuance of stock and, to a lesser extent, proceeds from borrowings.

Quarterly Results of Operations

   The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended December 31, 1999, as well as that data expressed as a percentage of our total revenues for the periods indicated.

   This data has been derived from unaudited consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.


   The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

                                                                  Three Months Ended
                              --------------------------------------------------------------------------------------------
                              Mar. 31,    June 30,    Sep. 30,    Dec. 31,   Mar. 31,    June 30,   Sep. 30,    Dec. 31,
                                1998        1998        1998        1998       1999        1999       1999        1999
                              --------    --------    --------    --------   --------    --------   --------    --------
                                                               (dollars in thousands)
Statement of Operations Data:
Revenues:
  Software licenses..........$  7,279    $  8,018    $  9,158    $ 11,612   $ 12,783    $ 15,484   $ 18,954    $ 28,161
  Services...................   2,800       3,367       4,273       4,404      5,681       7,992     10,877      15,582
                             --------    --------    --------    --------   --------    --------   --------    --------
        Total revenues.......  10,079      11,385      13,431      16,016     18,464      23,476     29,831      43,743
Cost of revenues:
  Cost of software licenses..     187         213         237         364        747       1,037        676       1,243
  Cost of services...........   1,620       2,092       2,553       2,439      3,321       4,624      7,241       9,994
                             --------    --------    --------    --------   --------    --------   --------    --------
        Total cost of
          revenues...........   1,807       2,305       2,790       2,803      4,068       5,661      7,917      11,237
Gross profit.................   8,272       9,080      10,641      13,213     14,396      17,815     21,914      32,506
Operating expenses:
  Research and development...   2,033       2,049       2,394       2,751      2,901       3,268      3,816       4,582
  Sales and marketing........   5,861       6,243       6,285       7,880      7,665      10,019     12,136      19,012
  General and administrative.     824         760         977       1,225      1,271       1,611      2,119       2,969
                             --------    --------    --------    --------   --------    --------   --------    --------
        Total operating
          expenses...........   8,718       9,052       9,656      11,856     11,837      14,898     18,071      26,563
                             --------    --------    --------    --------   --------    --------   --------    --------
Operating income (loss)......    (446)         28         985       1,357      2,559       2,917      3,843       5,943
Other, net...................     (53)        665         769         734        378         398        651       2,120
                             --------    --------    --------    --------   --------    --------   --------    --------
Net income (loss)............$   (499)   $    693    $  1,754    $  2,091   $  2,937    $  3,315   $  4,494    $  8,063
                             ========    ========    ========    ========   ========    ========   ========    ========

As a Percentage of Revenues:
Revenues:
  Software licenses..........      72%         70%         68%         73%        69%         66%        63%         64%
  Services...................      28          30          32          27         31          34         37          36
                             --------    --------    --------    --------   --------    --------   --------    --------
        Total revenues.......     100         100         100         100        100         100        100         100
Cost of revenues:
  Cost of software licenses..       2           2           2           2          4           4          2           3
  Cost of services...........      16          18          19          16         18          20         24          23
                             --------    --------    --------    --------   --------    --------   --------    --------
        Total cost of
          revenues...........      18          20          21          18         22          24         26          26
Gross profit.................      82          80          79          82         78          76         74          74
Operating expenses:
  Research and development...      20          18          18          17         16          14         13          10
  Sales and marketing........      58          55          47          49         41          43         41          44
  General and administrative.       8           7           7           8          7           7          7           7
                             --------    --------    --------    --------   --------    --------   --------    --------
        Total operating
          expenses..........       86          80          72          74         64          64         61          61
                             --------    --------    --------    --------   --------    --------   --------    --------
Operating income (loss)......      (4)         --           7           8         14          12         13          14
Other, net...................      (1)          6           6           5          2           2          2           5
                             --------    --------    --------    --------   --------    --------   --------    --------
Net income (loss)............      (5)%         6%         13%         13%        16%         14%        15%         19%
                             ========    ========    ========    ========   ========    ========   ========    ========

   Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. It is likely that our operating results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of the common stock of BroadVision almost certainly would decline.

   Factors  that  may  affect  our  quarterly   operating  results  include  the
following:

    o the timing of introductions or enhancements of our products and services or our competitors;

    o  timing of receipt and fulfillment of significant orders;

    o  market acceptance of new products;

    o  the mix of products sold by us;

    o  changes in our pricing policies or our competitors;

    o  changes in our sales incentive plans;

    o  the budgeting cycles of our customers;

    o customer order deferrals in anticipation of new products or enhancements by us or our competitors;

    o nonrenewal of our service agreements (which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice);

    o  product life cycles;

    o  changes in strategy;

    o  seasonal trends;

    o  the mix of distribution channels through which our products are sold;

    o  the mix of international and domestic sales;

    o  the rate at which new sales people become productive; and

    o  changes in the level of operating expenses to support projected growth.

   In addition, we intend, in the near term to increase significantly our personnel, including our domestic and international direct sales force. The timing of this expansion and the rate at which new sales people become productive could also cause our quarterly operating results to fluctuate. Due to these and other factors, it is difficult for us to accurately forecast quarterly revenues and operating results. We believe that period-to-period comparisons of the company's operating results may not be meaningful and you should not rely upon them as any indication of our future performance.

RECENT ACCOUNTING PRONOUNCEMENTS

   In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, we will adopt SFAS No. 133, as amended, beginning on January 1, 2001. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. We do not believe that the adoption of SFAS No. 133 will have a significant impact on our consolidated financial statements or related disclosures.

   In December 1998, the Accounting Standards Executive Committee of the AICPA issued SOP 98-9 Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. There was no material change to our revenue accounting as a result of the provisions of SOP 98-9.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies.

We will adopt SAB 101 effective April 1, 2000, as required. We do not expect the adoption of SAB 101 to have any material effect on our financial position or results of operations.

RISK FACTORS

   The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In that event, the trading price of our common stock could decline.

Risks related to our business

   Fluctuations  in  BroadVision's   quarterly   operating   results  may  cause
BroadVision's stock price to decline and make it difficult for BroadVision to forecast quarterly revenue and operating results.

    Our quarterly operating results have in the past fluctuated and may in the future fluctuate significantly as a result of a variety of factors, many of which are outside of our control. It is likely that our operating results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of the common stock of BroadVision almost certainly would decline.

   Factors that may affect our quarterly operating results include the following:

    o the timing of introductions or enhancements of our products and services or our competitors;

    o  timing of receipt and fulfillment of significant orders;

    o  market acceptance of new products;

    o  the mix of products sold by us;

    o  changes in pricing policies by us or our competitors;

    o  changes in our sales incentive plans;

    o  the budgeting cycles of our customers;

    o customer order deferrals in anticipation of new products or enhancements by us or our competitors;

    o  nonrenewal  of   BroadVision's   service   agreements   (which  generally
       automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice);

    o  product life cycles;

    o  changes in strategy;

    o  seasonal trends;

    o  the mix of distribution channels through which our products are sold;

    o  the mix of international and domestic sales;

    o  the rate at which new sales people become productive; and

    o  changes in the level of operating expenses to support projected growth.

    Due to these and other factors, it is difficult to accurately forecast our quarterly revenues and operating results. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as any indication of our future performance.

   Our success is substantially dependent on revenues from our BroadVision One-to-One Enterprise product suite and related services.

   To date, substantially all of our revenues have been attributable to license sales of the BroadVision One-To-One Enterprise product and related packaged application products and associated services. We currently expect these products and services to account for most of our future revenues. The inability of our customers to successfully develop and deploy an online marketplace using BroadVision One-To-One application products could damage our reputation and cause a loss of customers. In addition, factors negatively affecting the pricing of or demand for the BroadVision One-To-One application products, such as increased competition or rapid technological change, could cause our revenues to decline.

   Our future financial performance is largely dependent on the successful upgrading of our current products and introduction of new products.

   Our future financial performance will depend, in significant part, on the successful development and sale of new and enhanced versions of our BroadVision One-To-One application products and other new products. We may be unable to upgrade and continue to market the BroadVision One-To-One application products. We may be unable to successfully develop new products and new products may not achieve market acceptance.

   Our lengthy sales and product implementation cycles could cause delays in revenue recognition and make it difficult to predict the company's quarterly results.

   Our sales and product implementation cycles are subject to delays over which we have little or no control. These delays can affect the timing of revenue recognition and make it difficult to predict our quarterly results. Licensing the BroadVision One-to-One application products is often an enterprise-wide decision by prospective customers. The importance of this decision requires that we engage in a lengthy sales cycle with prospective customers. During the sales process, we provide a significant level of education regarding the uses and benefits of our products. Once the decision has been made to implement our products, our customers or our Worldwide Professional Services Organization consultants then must commit significant resources over an extended period of time. Delays in license transactions due to unusually lengthy sales cycles could cause our operating results to vary significantly from quarter to quarter.

   The market for our products and services is in its early stages of development and may fail to mature into a sustainable market.

   Our products and services facilitate online commerce and communication over public and private networks. The market for these products and services is in its early stages of development and is rapidly evolving. A viable market may fail to emerge or be sustainable. We cannot predict the level of demand for and market acceptance of our products and services, especially because acquisition of our products and services requires a large capital or other significant resource commitment. If the market for our products and services does not continue to mature, we will be unable to execute successfully our business plan.

   Adoption of electronic commerce and knowledge management, particularly by those individuals and companies that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and different methods of conducting business and exchanging information. Our future revenues and profits will substantially depend on the Internet being accepted and widely used for commerce and communication. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. In the emerging marketplace of Internet commerce, our products and services involve a new approach to the conduct of online business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products and services, thereby generating demand. Companies that have already invested substantial resources in other methods of conducting business may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability. In addition, the security and privacy concerns of existing and potential online purchasers may inhibit the growth of online business generally and the market's acceptance of our products and services in particular. Accordingly, a viable market for our products and services may not emerge or be sustainable.

   A breach of the encryption technology that we use could expose the company to liability and harm our reputation, causing a loss of customers.

   If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including public key cryptography technology licensed from RSA Security Inc., to provide the security and authentication necessary to effect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.

   Our products are especially susceptible to product defects because they are complex.

   Sophisticated  software  products,   like  those  sold  by  us,  may  contain
undetected errors that will not become apparent until after the products are introduced or when the volume of provided services increases.

   It is possible that, despite testing by us and our prospective customers, errors will be found in our products. Product defects could result in all or any of the following consequences to our business:

    o  loss of revenues;

    o  delay in market acceptance;

    o  diversion of development resources;

    o  damage to our reputation; or

    o  increased service and warranty costs.

   We are continuing to substantially expand our business and operations and will need to manage and support this expansion effectively in order for our business plan to succeed.

   We have substantially expanded our business and operations since its inception in 1993. We expect to continue to experience periods of rapid change. If we are unable to support this growth effectively, we will have to divert additional resources away from executing our business plan and toward internal administration. Our past expansion has placed, and any future expansion is expected to place, significant demands on our administrative, operational, financial and other resources. We expect operating expenses and staffing levels to increase substantially in the future. In particular, we intend to continue hiring a significant number of additional personnel this year and in later years. We also expect to expend resources on expanding accounting and internal management systems and implementing a variety of new systems and procedures. If our revenues do not increase in proportion to our operating expenses, our management systems do not expand to meet increasing demands or the company's management otherwise fails to support its expansion effectively, our business plan may not succeed.

   We are dependent on direct sales personnel and third-party distribution channels to achieve revenue growth.

   To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and take time to achieve full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, including Hewlett-Packard Company, Sema Group and Security First Network Bank, under which these partners have agreed to resell and support our current BroadVision One-to-One product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach. Termination of the Hewlett-Packard, Sema, Security First or other similar alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to expand our direct sales force or other distribution channels, our revenues may not grow or they may decline.

   Our customers may rely on third-party systems integrators for the success of online marketplaces.

   Our current and prospective customers may rely on third-party systems integrators to develop, deploy and manage online marketplaces. If we are unable to adequately train these systems integrators who, as a result, ineffectively assist customers with their online marketplaces, our reputation may be harmed and it may lose customers. In addition, if for any reason a large number of these integrators adopt a different product or technology instead of the BroadVision One-To-One application products, sales of these products may not grow or they may decline.

   We  are  susceptible  to  numerous  risks   associated   with   international
operations.

   Our international activities expose us to numerous additional risks. In the year ended December 31, 1999, approximately 31% of our revenues were derived from sales outside of North America. We have ten offices in Europe and Asia and one office in Australia. A key component of our business strategy is to expand our international activities. Reflecting our commitment to a significant international presence, we listed our shares of common stock on the Neuer Markt segment of the Frankfurt Stock Exchange beginning on November 3, 1999.

   As We continue to expand internationally, we will be increasingly subject to risks of doing business internationally, including:

    o  unexpected changes in regulatory requirements;

    o export controls relating to encryption technology and other export restrictions;

    o  tariffs and other trade barriers;

    o  difficulties in staffing and managing foreign operations;

    o  political and economic instability;

    o  fluctuations in currency exchange rates;

    o  reduced protection for intellectual property rights in some countries;

    o  cultural barriers;

    o seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

    o  potentially adverse tax consequences.

   Our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and system integrators. Even if we are able to successfully expand our international operations, we may not succeed in maintaining or expanding international market demand for our products.

         Our success and competitive position will depend on our ability to protect our proprietary technology.

   It will be essential to the success of our business that we adequately protect our proprietary technology. Although we hold a U.S. patent, issued in January 1998, on elements of the BroadVision One-To-One Enterprise product, this patent may not provide an adequate level of intellectual property protection. We also rely on copyright, trade secret and trademark laws to protect our technology. We have registered "BroadVision" and "BroadVision One-To-One" as trademarks in the United States. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers. We provide our products to end users generally under nonexclusive, nontransferable licenses during the term of the relevant agreement, which is usually in perpetuity. We make the source code available for some portions of our products. We protect the source code for our proprietary software both as a trade secret and as a copyrighted work. However, disclosing the source code may increase the likelihood of third-party misappropriation.

   As a matter of company policy, We enter into confidentiality and assignment agreements with our employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property. The steps we have taken to prevent misappropriation of our technology, including entering into agreements for that purpose, may be insufficient. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others or to defend against claims of infringement or invalidity. Litigation like this, whether successful or unsuccessful, could result in substantial costs and diversions of our management resources, either of which could harm our business.

   We will be subject to claims of intellectual property infringement, which could divert management resources, cause product delays or require that we enter into licensing or royalty agreements.

    Third parties may claim that we have infringed their patent, trademark, copyright or other proprietary rights. It is also possible that claims will be made for indemnification resulting from allegations of infringement. In addition, intellectual property infringement claims may be asserted against us as a result of the use by us, our customers or other third parties of our products for the transmission, dissemination or display of information on the Internet. Any claims, with or without merit, could be time consuming, costly, cause product shipment delays or require that we enter into royalty or licensing agreements. These licenses might not be available on reasonable terms, or at all.

   The loss or malfunction of technology licensed from third parties could delay the introduction of our products and services.

   We rely in part on technology that we license from third parties, including relational database management systems from Sybase, object request broker software from IONA Technologies PLC, database access technology from Rogue Wave Software Inc. and other software. We integrate or sublicenses this technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology licensed from RSA. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. Moreover, the licensed technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could harm our business.

   Our executive officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

   Our performance will substantially depend on the performance of our executive officers and key employees. We also will rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced and will continue to experience difficulty in hiring and retaining sufficient numbers of highly skilled employees.

   Current and potential competitors could make it difficult for us to acquire and retain customers now and in the future.

   If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business solutions is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

    o  in-house development efforts by prospective customers or partners;

    o other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Art Technology Group Inc., InterWorld Corporation, Open Market, Inc. and Vignette Corporation;

    o Web content developers that develop custom software or integrate other application software into custom solutions;

    o  International Business Machines Corporation; and

    o  Microsoft Corporation.

   Compared to us, many of these and other current and future competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than those of us. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies also can use their greater name recognition and more extensive customer base to gain market share at our expense. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. We may be unable to compete successfully with current or new competitors.

   Limitations on the online collection of profile information could impair the effectiveness of our products.

   Online users' resistance to providing personal data and laws and regulations prohibiting use of personal data gathered online without express consent or requiring businesses to notify their Web site visitors of the possible dissemination of their personal data could limit the effectiveness of our products.

   One of the principal features of the BroadVision One-To-One application products is the ability to develop and maintain profiles of online users to assist business managers in determining the nature of the content to be provided to these online users. Typically, profile information is captured when consumers, business customers and employees visit a Web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Profiles can be augmented over time through the subsequent collection of usage data.

   Although BroadVision One-To-One products are designed to enable the development of applications that permit Web site visitors to prevent the distribution of any of their personal data beyond that specific Web site, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. The mere perception by prospective customers that substantial security and privacy concerns exist among online users, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify Web site users that the data captured from them while online may be used by marketing entities to direct product messages to them.

   While we are not aware of any laws or regulations like this currently in effect or in development in the United States, other countries and political entities, including the European Union and our member states, have adopted legal requirements imposing restrictions on the collection, use and processing of personal data. It is possible that similar legal requirements could be adopted in the United States. If the privacy concerns of consumers are not adequately addressed, the effectiveness of the BroadVision One-to-One application products could be impaired.

   If we are unable to meet the rapid technological changes in online commerce and communication, our products and services may fail to be competitive.

   Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in Internet commerce and communication. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

    o  develop leading technologies;

    o  enhance our existing products and services;

    o  develop  new  products  and  services   that  address  the   increasingly
       sophisticated and varied needs of our prospective customers; and

    o respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

   Internet commerce technology is complex and new products and enhancements can require long development periods. If we are unable to develop and introduce new products and services or enhancements in a timely manner in response to changing market conditions or customer requirements, or if new products and services do not achieve market acceptance, our business may fail to be competitive.

   New and existing laws could either directly restrict our business or indirectly affect our business by limiting the growth of Internet commerce.

   The adoption of any laws or regulations that restrict our methods of doing business or limit the growth of the Internet could decrease demand for our products and services and increase our cost of doing business. Today, there are relatively few laws specifically directed towards online services.

   However, due to the increasing popularity of the Internet generally and Internet commerce specifically, we expect that federal, state or foreign agencies will enact laws and regulations with respect to the Internet. These new laws and regulations would be likely to address issues like online user privacy, pricing, content and quality of products and services. If enacted, these laws and regulations could limit the market for our products and services.

   For example, because our products involve the solicitation of personal data regarding individual consumers, our business could be limited by laws regulating the solicitation, collection or processing of this data. The Telecommunications Act of 1996 prohibits the transmission of some types of information and content over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. Legislation imposing potential liability upon us for information carried on or disseminated through our products would likely cause the company to implement costly measures to reduce our exposure to this liability or to discontinue some of our services.

   Our business could be harmed by the expense involved in reacting to actual or potential liability associated with the Telecommunications Act or other Internet-related laws and regulations. In addition, the increased attention focused upon liability issues as a result of the Telecommunications Act could limit the growth of Internet commerce, which could decrease demand for our products.

   The United States government regulates the export of encryption technology, which our products incorporate. Export regulations, either in their current form or as may be subsequently enacted, may limit our ability to distribute our software outside the United States. Any revocation or modification of our export authority or adoption of new laws or regulations relating to the export of software and encryption technology could limit our international operations. The unlawful export of our software could also harm our reputation. Although we take precautions against unlawful export of their software, the global nature of the Internet makes it difficult to effectively control the distribution of software.

   The imposition of sales and other taxes on products sold by our customers over the Internet could have a negative effect on online commerce and, as a result, on demand for our products.

   The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. In 1998, Congress passed the Internet Tax Freedom Act, which places a three-year moratorium on state and local taxes on:

    o Internet access, unless the tax was already imposed prior to October 1, 1998; and

    o  discriminatory taxes on electronic commerce.

   There is a possibility that Congress may not renew this legislation in 2001. If Congress chooses not to renew this legislation, state and local governments would be free to impose taxes on electronically purchased goods.

   We believes that, in accordance with current industry practice, most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligation on out-of-jurisdiction companies that engage in electronic commerce.

   A successful assertion by one or more states or foreign countries that companies engaged in electronic commerce should collect sales or other taxes on the sale of their products over the Internet, even though not physically present in the state or foreign country, could indirectly reduce demand for our products.

Our stock price has been and is likely to continue to be highly volatile.

   The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

    o  quarterly variations in operating results;

    o  announcements of technological innovations;

    o  announcements of new software or services by us or our competitors;

    o  changes in financial estimates by securities analysts; or

    o  other events or factors that are beyond our control.

   In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies.

   Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of our common stock. In the past, following declines in the market price of a company's securities, securities class action litigation has often been instituted against that company. Litigation could result in substantial costs and a diversion of management's attention and resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

         Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 1998 and 1999. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. We do not expect any material loss with respect to our investment portfolio.

         Our financial instrument holdings as of December 31, 1999 were analyzed to determine their sensitivity to interest rate changes. In our sensitivity analysis, we assumed an adverse change in interest rates of 500 basis points and the expected effect on net income was insignificant.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of BroadVision, Inc.:

   We have audited the accompanying consolidated balance sheet of BroadVision, Inc. (a Delaware corporation) and subsidiaries as of December 31, 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

   We conducted our audit in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 1999, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States.

                                            Arthur Andersen LLP

San Jose, California

January 24, 2000, except with respect to the matter discussed in the section entitled "Stock Splits" in Note 1, as to which the date is March 13, 2000.

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of BroadVision, Inc.:

   We have audited the accompanying consolidated balance sheet of BroadVision, Inc. and subsidiaries as of December 31, 1998, and the related consolidated statements of operations, stockholders' equity, and cash flows for each of the years in the two-year period ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 1998, and the results of their operations and their cash flows for each of the years in the two-year period ended December 31, 1998, in conformity with generally accepted accounting principles.

                                              KPMG LLP

Mountain View, California
January 26, 1999,  except as to the section of Note 1
 entitled  "Stock  Splits," which is as of March 13, 2000

                                                BROADVISION, INC. AND SUBSIDIARIES
                                                    CONSOLIDATED BALANCE SHEETS
                                             (in thousands, except per share amounts)

                                                                                                              December 31,
                                                                                                      ---------------------------
                                                                                                        1998               1999
                                                                                                      ---------         ---------
ASSETS
Current assets:
  Cash and cash equivalents                                                                           $  61,878         $ 279,823
  Short-term investments                                                                                   --              68,758
  Accounts receivable, less allowance for doubtful accounts of $788 and $1,446
   as of December 31, 1998 and 1999, respectively                                                        15,361            26,540
  Prepaids and other                                                                                      2,889             5,085
                                                                                                      ---------         ---------
          Total current assets                                                                           80,128           380,206
Property and equipment, net                                                                               8,034            16,751
Long-term investments                                                                                    11,546             4,414
Deferred tax assets                                                                                         700              --
Other assets                                                                                              1,154             4,757
                                                                                                      ---------         ---------
          Total assets                                                                                $ 101,562         $ 406,128
                                                                                                      =========         =========

LIABILITIES AND STOCKHOLDERS' EQUITY Current liabilities:

  Accounts payable                                                                                    $   2,243         $   5,754
  Accrued expenses                                                                                        4,933            13,307
  Unearned revenue                                                                                        1,918             3,896
  Deferred maintenance                                                                                    6,157            15,228
  Current portion of capital lease obligations                                                              709               270
  Current portion of long-term debt                                                                         548               977
                                                                                                      ---------         ---------
          Total current liabilities                                                                      16,508            39,432
Capital lease obligations, net of current portion                                                           270              --
Long-term debt, net of current portion                                                                    2,924             4,875
Deferred tax liabilities                                                                                   --              16,618
Other liabilities                                                                                            51                15
                                                                                                      ---------         ---------
          Total liabilities                                                                              19,753            60,940
                                                                                                      ---------         ---------

Commitments (Note 7)

Stockholders' equity:
  Convertible preferred stock, $0.0001 par value;
     10,000 shares authorized; none issued and outstanding                                                 --                --
  Common stock, $0.0001 par value; 500,000 shares
   authorized; 223,164 and 244,812 shares issued and
   outstanding as of December 31, 1998 and 1999, respectively                                                21                24
  Additional paid-in capital                                                                             98,748           320,259
  Deferred compensation                                                                                    (555)             (226)
  Accumulated other comprehensive income                                                                  3,198            25,925
  Accumulated deficit                                                                                   (19,603)             (794)
                                                                                                      ---------         ---------
          Total stockholders' equity                                                                     81,809           345,188
                                                                                                      ---------         ---------
          Total liabilities and stockholders' equity                                                  $ 101,562         $ 406,128
                                                                                                      =========         =========

                      The accompanying notes are an integral part of these consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)

                                                   Years Ended December 31,
                                             -----------------------------------
                                                1997         1998         1999
                                             ---------    ---------    ---------

Revenues:
  Software licenses                          $  18,973    $  36,067    $  75,383
  Services                                       8,132       14,844       40,131
                                             ---------    ---------    ---------
          Total revenues                        27,105       50,911      115,514

Cost of revenues:
  Cost of license revenues                       1,664        1,001        3,703
  Cost of services revenues                      4,284        8,704       25,108
                                             ---------    ---------    ---------
      Total cost of revenues                     5,948        9,705       28,811
                                             ---------    ---------    ---------
          Gross profit                          21,157       41,206       86,703
Operating expenses:
  Research and development                       7,392        9,227       14,568
  Sales and marketing                           18,413       26,269       48,903
  General and administrative                     2,990        3,786        7,970
                                             ---------    ---------    ---------
      Total operating expenses                  28,795       39,282       71,441
                                             ---------    ---------    ---------
         Operating income (loss)                (7,638)       1,924       15,262
Other income, net                                  265        2,036        4,543
                                             ---------    ---------    ---------
          Income (loss) before income taxes     (7,373)       3,960       19,805
Income tax provision (benefit)                    --            (79)         996
                                             ---------    ---------    ---------
          Net income (loss)                  $  (7,373)   $   4,039    $  18,809
                                             =========    =========    =========


Basic earnings (loss) per share              $   (0.04)   $    0.02    $    0.08
                                             =========    =========    =========
Diluted earnings (loss) per share            $   (0.04)   $    0.02    $    0.07
                                             =========    =========    =========

Shares used in computing basic
  earnings (loss) per share                    181,872      210,114      229,128
                                             =========    =========    =========
Shares used in computing diluted
  earnings (loss) per share                    181,872      230,877      260,712
                                             =========    =========    =========



        The accompanying notes are an integral part of these consolidated financial statements




                                               BROADVISION, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                            (in thousands, except per share amounts)


                                                      Convertible                                                       Accumulated
                                                    Preferred Stock          Common Stock     Additional                    Other
                                               ---------------------  ---------------------    Paid-in     Deferred   Comprehensive
                                              Shares      Amount      Shares       Amount      Capital   Compensation     Income
                                              ------      ------      ------       ------      -------   ------------     ------
Balances as of December 31, 1996                  --          --     179,172          18        39,300      (2,033)            --
Net loss and comprehensive loss                   --          --          --          --            --          --             --

Issuance of common stock under employee
  stock purchase plan                             --          --       2,178          --           979          --             --
Issuance of common stock from exercise of
  options                                         --          --       2,295          --            81          --             --
Common stock repurchased                          --          --        (558)         --           (10)         --             --
Amortization of deferred compensation             --          --          --          --            --         428             --
                                              ------     -------      ------    --------      --------     -------       --------
Balances as of December 31, 1997                  --          --     183,087          18        40,350      (1,605)            --
Comprehensive income:
 Net income
 Unrealized gain on equity securities                                                                                       3,198

       Total comprehensive income

Issuance of common stock from public
offering, net of costs                            --          --      31,104           3        53,742          --             --
Issuance of common stock for long-term
  investments                                     --          --       1,107          --         1,322          --             --
Issuance of common stock from exercise of
  warrants                                        --          --         261          --            --          --             --
Issuance of common stock under employee
  stock purchase plan                             --          --       2,052          --         1,599          --             --
Issuance of common stock from exercise of
  options                                         --          --       5,697          --         2,190          --             --

Common stock repurchased                          --          --        (144)         --            (2)         --             --
Deferred compensation forfeited due to
  voluntary termination                           --          --          --          --          (693)        693             --

Deferred compensation on stock options            --          --          --          --           240        (240)            --
Amortization of deferred compensation             --          --          --          --            --         597             --
                                              ------     -------      ------    --------      --------     -------       --------
Balances as of December 31, 1998                  --          --     223,164          21        98,748        (555)         3,198
Comprehensive income:
 Net income
 Unrealized gain on equity securities, net
  of $17,318 tax                                                                                                           22,727

       Total comprehensive income

Issuance of common stock under employee
  stock purchase plan                             --          --       1,833          --         3,928          --             --

Issuance of common stock from exercise of
  options                                         --          --      10,038          --         7,201          --             --

Issuance of common stock from public
 offering, net of costs of $2,285                 --          --       9,315           3       210,376          --             --

Issuance of common stock from exercise of
  warrant                                         --          --         462          --             6          --             --

Amortization of deferred compensation             --          --          --          --            --         329             --
                                              ------     -------     -------    --------      --------     -------       --------
Balances as of December 31, 1999                  --          --     244,812    $     24      $320,259     $  (226)      $ 25,925
                                              ======      ======   =========    ========      ========     =======       ========




                                                                                 Total
                                                Accumulated Comprehensive   Stockholders'
                                                  Deficit    Income (loss)     Equity
                                                  -------    -------------     ------

Balances as of December 31, 1996                  (16,269)                      21,016
Net loss and comprehensive loss                    (7,373)     $ (7,373)        (7,373)
                                                               ========
Issuance of common stock under employee
  stock purchase plan                                  --                          979
Issuance of common stock from exercise of
  options                                              --                           81
Common stock repurchased                               --                          (10)
Amortization of deferred compensation                  --                          428
                                                 --------                     --------
Balances as of December 31, 1997                  (23,642)                      15,121
Comprehensive income:
 Net income                                         4,039      $  4,039          4,039
 Unrealized gain on equity securities                             3,198          3,198
                                                               --------
       Total comprehensive income                              $  7,237
                                                               ========
Issuance of common stock from public
offering, net of costs                                 --                       53,745
Issuance of common stock for long-term
  investments                                          --                        1,322
Issuance of common stock from exercise of
  warrants                                             --                           --
Issuance of common stock under employee
  stock purchase plan                                  --                        1,599

Issuance of common stock from exercise of
  options                                              --                        2,190

Common stock repurchased                               --                           (2)
Deferred compensation forfeited due to
voluntary termination                                  --                           --

Deferred compensation on stock options                 --                           --
Amortization of deferred compensation                  --                          597
                                                 --------                     --------
Balances as of December 31, 1998                  (19,603)                      81,809
Comprehensive income:
 Net income                                        18,809      $ 18,809         18,809
 Unrealized gain on equity securities, net                       22,727         22,727
  of $17,318 tax                                               --------

       Total comprehensive income                              $ 41,536
                                                               ========
Issuance of common stock under employee
  stock purchase plan                                  --                        3,928

Issuance of common stock from exercise of
  options                                              --                        7,201

Issuance of common stock from public
 offering, net of costs of $2,285                      --                      210,379

Issuance of common stock from exercise of              --                            6
warrant

Amortization of deferred compensation                  --                          329
                                                 --------                     --------
Balances as of December 31, 1999                 $   (794)                    $347,288
                                                 ========                     ========

                     The accompanying notes are an integral part of these consolidated financial statements



                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                 Years Ended December 31,
                                                          -----------------------------------
                                                             1997         1998         1999
                                                          ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                       $  (7,373)   $   4,039    $  18,809
  Adjustments to reconcile net income (loss) to net
     cash  provided by (used for) operating activities:
  Depreciation and amortization                               1,613        2,947        4,739
  Amortization of deferred compensation                         428          597          329
  Provision for doubtful accounts                               515          458          758
  Revenue resulting from non-monetary transactions             --         (2,917)        --
  Amortization of prepaid royalties                            --            250          333
  Amortization of prepaid compensation                         --           --            182
  Changes in operating assets and liabilities, net
     of effects  from acquired business:
    Accounts receivable                                      (5,966)      (7,036)     (11,368)
    Prepaid expenses and other                                 (194)      (2,716)        (403)
    Accounts payable and accrued expenses                       547        3,145       11,602
    Unearned revenue and deferred maintenance                 1,751        2,633       10,930
  Increase in other noncurrent assets                          --           (237)      (2,565)
                                                          ---------    ---------    ---------
        Net cash provided by (used for) operating
          activities                                         (8,679)       1,163       33,346
                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment                         (4,878)      (4,198)     (13,291)
  Purchase of long-term investments                            --         (3,000)      (1,414)
  Payment for business acquisition, net of cash                --           --         (3,765)
     acquired
  Purchase of short-term investments                           (796)        --        (72,783)
  Maturity of short-term investments                          2,112          796       52,667
                                                          ---------    ---------    ---------
        Net cash used for investing activities               (3,562)      (6,402)     (38,586)
                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Proceeds from sale/leaseback                                  987         --           --
  Net change in restricted cash                              (1,400)       1,400         --
  Proceeds from borrowings                                    2,651        1,424        3,000
  Repayments of borrowings                                     --           (603)        (620)
  Payments on capital lease obligations                        (378)        (913)        (709)
  Proceeds from issuance of common stock, net                 1,050       57,532      221,514
                                                          ---------    ---------    ---------
        Net cash provided by financing activities             2,910       58,840      223,185
                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents         (9,331)      53,601      217,945
Cash and cash equivalents, beginning of period               17,608        8,277       61,878
                                                          ---------    ---------    ---------
Cash and cash equivalents, end of period                  $   8,277    $  61,878    $ 279,823
                                                          =========    =========    =========


Supplemental cash flow disclosures:
  Cash paid for interest                                  $     108    $     394    $     404
  Cash paid for income taxes                                    156          428          538
  Long-term investments reclassified as current                --           --         48,642
  Prepaids and other assets acquired through
     non-monetary transactions                                 --          1,250         --
  Investments acquired through non-monetary
    transactions                                               --          4,025         --
  Unearned revenue and deferred maintenance from non-
    monetary transactions                                      --          2,358         --
  Equipment acquired under capital leases                     1,165          316         --
  Long-term investment acquired in exchange for
     common stock                                              --          1,322         --
  Deferred compensation on stock options                       --            240         --
  Deferred compensation forfeited due to voluntary
    terminations                                               --            693         --
  Net unrealized gain on equity investments                    --          3,198       22,727



   The accompanying notes are an integral part of these consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 1999

Note 1 -- Organization and Summary of Significant Accounting Policies

Nature of Business

   BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops, markets and supports application software solutions specifically designed for one-to-one relationship management across an extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct electronic commerce, provide online customer self-service, deliver targeted information to constituents and provide online financial services. Each of these capabilities can be made available to all constituents of the extended enterprise, including: customers, suppliers, partners, distributors and employees. The BroadVision One-To-One product suite empowers businesses to uniquely tailor Web site content to the needs and interests of individual users by personalizing each constituent's visit on a real-time interactive basis. The Company's applications accomplish this by interactively capturing Web site visitor profile information and targeting organized content of an enterprise to each visitor based on easily constructed business rules.

Basis of Presentation and Use of Estimates

   The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

Revenue Recognition

   The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, upgrades, enhancements, post contract customer support, installation, or training. The determination of fair value is based on objective evidence which is specific to the Company.

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

   In December 1998, AcSEC issued SOP 98-9 Software Revenue Recognition, With Respect to Certain Transactions, which requires recognition of revenue using the "residual method" in a multiple-element arrangement when fair value does not exist for one or more of the delivered elements in the arrangement. Under the "residual method", the total fair value of the undelivered elements is deferred and subsequently recognized in accordance with SOP 97-2. There was no material change to the Company's accounting for revenues as a result of the provisions of SOP 98-9.

Research and Development and Software Development Costs

   Under the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized, subject to recoverability. Products are made available for limited release, concurrent with the achievement of technological feasibility. Accordingly, software development costs incurred subsequent to the establishment of technological feasibility have not been significant, and the Company has not capitalized any software development costs to date.

Prepaid Royalties

   Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of revenue either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Cash and Cash Equivalents

   The Company considers all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company's cash equivalents consisted of the following (in thousands):

                                                       December 31,
                                                  ---------------------
                                                    1998         1999
                                                  --------     --------
           Cash                                   $  1,978     $ 16,945
           Money market funds..............         48,900      125,807
           Commercial paper................         11,000      137,071
                                                  --------     --------
                                                  $ 61,878     $279,823
                                                  ========     ========

Short-term Investments

   The Company's short-term investments consist of marketable equity and debt securities that are classified as available-for-sale. The Company's investment in marketable equity securities is carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. As of December 31, 1999, the Company's investment in marketable equity securities had a fair value of $48,642,000 and a cost basis of $5,348,000. The Company's debt securities are carried at amortized cost which approximates fair value. As of December 31, 1999, debt security investments consisted of $9,700,000 with maturities of approximately one year and $10,416,000 of mutual bond funds.

Concentrations of Credit Risk

   Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company generally does not require collateral on accounts receivable as the majority of its customers are large, well-established companies. The Company maintains reserves for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area.

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

Long-term Investments

   As of December 31, 1999, long-term investments consist of non-marketable equity securities. As of December 31, 1998, long-term investments consist of non-marketable equity securities and a marketable equity securities investment (carrying value of $8,546,000).

   The Company accounts for its non-marketable equity security investments based on the cost method as the Company does not have the ability to significantly influence the operating and financial policies of its investees. Any decline in value, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs. The Company classifies its marketable equity security investments as available for sale. Accordingly, marketable equity security investments are recorded at fair value with related unrealized gains or losses reported as other comprehensive income.

   As of December 31, 1998, the Company's investment in marketable equity securities had a fair value of $8,546,000 and a cost basis of $5,348,000. As of December 31, 1999, this investment has been classified as a short-term investment.

Deferred Tax Assets and Deferred Tax Liabilities

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

Employee Stock Option and Purchase Plans

    The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS No. 123,
Accounting for Stock-Based Compensation, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements.

Stock Splits

   On  September  29,  1999,  the  Company's  Board  of  Directors   declared  a
three-for-one common stock split in the form of a stock dividend for Stockholders of record as of October 11, 1999. The stock dividend payment date was

October 25, 1999 and the Company's common stock traded ex-dividend starting October 26, 1999, reflecting the three-for-one stock split.

   Subsequently, on February 8, 2000, the Company's Board of Directors declared an additional three-for-one common stock split in the form of a stock dividend for Stockholders of record as of February 21, 2000. The stock dividend payment date was March 13, 2000 and the Company's common stock traded ex-dividend starting March 14, 2000, reflecting the additional three-for-one stock split.

   The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the September 1999 and February 2000 stock splits.

Per Share Information

   Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method. The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented. Excluded from the computation of diluted earnings per share for the year ended December 31, 1997, are options to acquire 33,318,000 shares of common stock with a weighted-average exercise price of $0.49 and warrants to acquire
843,750 shares of common stock with a weighted-average exercise price of $0.68 because their effects would be anti-dilutive.

                                                       Years Ended December 31,
                                                 -----------------------------------
                                                     1997        1998        1999
                                                 -----------  ----------  ----------
                                              (in thousands, except per share amounts)
Net income (loss) for basic and
  diluted earnings (loss) per share..........    $ (7,373)     $  4,039    $ 18,809
                                                 ========      ========    ========
Weighted-average common shares
  outstanding utilized for basic
  earnings (loss) per share..................     181,872       210,114     229,128
Weighted-average common equivalent
  shares outstanding:
     Employee common stock options...........          --        20,592      31,365
     Common stock warrant....................          --           171         219
                                                 --------      --------    --------
     Total weighted-average common and
      common equivalent shares outstanding
      utilized for diluted earnings (loss) per
      share..................................     181,872       230,877     260,712
                                                 ========      ========    ========
Basic earnings (loss) per share..............    $   (0.04)    $   0.02    $   0.08
                                                 =========     ========    ========
Diluted earnings (loss) per share............    $   (0.04)    $   0.02    $   0.07
                                                 =========     ========    ========

Foreign Currency Transactions

   The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Resulting foreign exchange gains and losses are included in the Consolidated Statements of Operations and, to date, have not been significant.

Comprehensive Income (Loss)

   The Company adopted SFAS No. 130, Reporting Comprehensive Income effective January 1, 1998. SFAS No. 130 establishes standards for the reporting and disclosure of comprehensive income (loss) and its components. Comprehensive income (loss) includes all changes in equity during a period except those resulting from investments by or distributions to owners.

   For the year ended December 31, 1997, the Company had no other significant components of other comprehensive loss. Accordingly, comprehensive loss and net loss were the same for this period. For the years ended December 31, 1998 and 1999, comprehensive income was $7,237,000 and $ 41,536,000, respectively. The components of other comprehensive income for these periods relate solely to unrealized gains and losses on available-for-sale investments.

Reclassifications

   Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

   In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 beginning on January 1, 2001. SFAS No. 133, as amended, establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts.

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will adopt SAB 101 effective April 1, 2000, as required. Management does not expect the adoption of SAB 101 to have any material effect on the financial position or results of the operations of the Company.

Note 2 -- Acquired Business:

   On November 24, 1999, the Company acquired all of the registered shares of Fidutec Information Technology SA for a cash payment of 6,000,000 Swiss Francs (equivalent U.S. dollar value of $3,765,000, net of cash acquired); of which 1,200,000 Swiss Francs are held in escrow, subject to employee retention conditions lasting 12 to 24 months depending on named employees. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. The name of the acquired business has been subsequently changed to BroadVision Professional Services. The purchase price was allocated based on fair values as follows (in thousands):

         Purchase price, net of cash acquired                        $  3,765
         Add: fair value of liabilities assumed                           399
                                                                     --------
           Total purchase consideration                                 4,164
         Less: fair value allocated to acquired assets                    798
                                                                     --------
           Excess of purchase consideration over acquired

             assets and assumed liabilities                             3,366
         Excess allocated to:

           Prepaid compensation                                         2,749
                                                                     --------
           Goodwill                                                  $    617
                                                                     ========

Note 3 -- Property and Equipment (in thousands):

                                                     December 31,
                                                 -------------------
                                                   1998       1999
                                                 --------   --------
             Furniture and fixtures              $  1,001   $  2,323
             Computer and software                  8,662     17,618
             Leasehold improvements                 3,725      6,903
                                                 --------   --------
                                                   13,388     26,844
             Less accumulated depreciation and
               amortization                        (5,354)   (10,093)
                                                 --------   --------
                                                 $  8,034   $ 16,751
                                                 ========   ========

   Leased equipment totaled approximately $2,572,000 as of December 31, 1998 and 1999. Accumulated amortization for leased equipment totaled approximately $1,750,000, and $2,319,000 as of December 31,1998 and 1999, respectively.

Note 4 -- Accrued Expenses (in thousands):

                                                      December 31,
                                                   -------------------
                                                    1998      1999

                Employee benefits                  $   678   $ 1,340
                Commissions and bonuses              2,013     6,747
                Taxes payable                          785     1,273
                Other                                1,457     3,947
                                                   -------   -------
                                                   $ 4,933   $13,307
                                                   =======   =======


Note 5 -- Long-term Debt

   The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $5,000,000 of additional borrowings (based on eligible accounts receivable). As of December 31, 1998 and 1999, outstanding term debt borrowings were $3,472,000 and $5,852,000, respectively. Borrowings bear interest at the bank's prime rate (7.75% and 8.50% as of December 31, 1998 and 1999, respectively). Principal and interest is due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

   As of December 31, 1998 and 1999, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2,196,000 and $2,820,000, in the form of standby letters of credit were issued under its revolving line of credit facility as of December 31, 1998 and 1999, respectively (see Note 7).

   The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and debt service coverage ratio. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with its financial covenants as of December 31, 1998 and December 31, 1999.

Note 6 -- Income Taxes

   Income before taxes includes losses from foreign operations of approximately $1,567,000 and $2,906,000 for the years ended December 31, 1997 and 1998, respectively, and income of $1,068,000 for the year ending December 31, 1999.

   The components of income tax provision (benefit) are as follows (in thousands):

                                          Years Ended December 31,
                                     --------------------------------
                                        1997        1998        1999
                                     ----------  ----------  -------
 Current:
   Federal                              $ --       $  192      $  458
   State                                  --           13           2
   Foreign                                --          416         536
                                        ----       ------      ------
           Total current                $ --       $  621      $  996

 Deferred:
   Federal                                --         (600)        --
   State                                  --         (100)        --
                                        ----       ------       ----
           Total deferred               $ --       $ (700)      $ --
                                        ----       ------       ----
                                        $ --       $  (79)     $  996
                                        ====       ======      ======



   The differences between the income tax provision (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax provision
(benefit) for the periods presented are as follows (in thousands):

                                                            Years Ended December 31,
                                                       ---------------------------------
                                                          1997        1998       1999
                                                       ----------  ---------- ----------
Expected income tax provision                            $(2,507)    $ 1,346    $ 6,930
Expected  state  income  taxes,  net of  federal  tax         --         (58)       853
benefit
Foreign taxes                                                 --         416     (1,009)
Alternative minimum tax                                       --          97         --
Utilization of net operating loss carryforwards               --      (2,471)    (4,124)
Change in valuation allowance                                 --        (600)        --
Foreign losses not benefitted                                 --         988         --
Net operating losses not benefited                         2,507          --         --
R&D tax credits                                               --          --     (1,492)
Other                                                         --         203       (162)
                                                         -------     -------    --------
Income tax provision (benefit)                           $    --     $   (79)   $   996
                                                         =======     =======    =======

   The  individual   components  of  the  Company's   deferred  tax  assets  and
liabilities are as follows (in thousands):

                                                              December 31,
                                                           ------------------
                                                             1998       1999
                                                           -------    -------
      Deferred tax assets:
        Depreciation and amortization                      $   766    $   895
        Accrued liabilities                                    723      1,058
        Capitalized research and development                   721        158
        Net operating losses                                 6,737     18,935
        Tax credits                                          2,180      4,190
                                                           -------    -------
             Total deferred tax assets                      11,127     25,236
        Less valuation allowance                            (9,153)   (24,536)
                                                           -------    -------
                                                             1,974        700

        Deferred tax liabilities -- unrealized gain on

           Marketable securities                            (1,274)   (17,318)
                                                           -------    -------
             Net deferred tax asset (liability)            $   700    $(16,618)
                                                           =======    =========

   The Company has provided a valuation allowance for a significant portion of its deferred tax assets as of December 31, 1999. The total valuation allowance increased $15,383,000 from December 31, 1998 to December 31, 1999. Approximately $15,075,000 of the valuation allowance relating to income tax benefits arising from the exercise of stock options will be credited directly to stockholders' equity and will not be available to benefit the income tax provision in any future periods. In 1998, as a result of the intraperiod income tax allocation provisions of SFAS No. 109, the deferred tax liability related to the unrealized gain on marketable securities decreased the valuation allowance for the deferred tax assets and was not charged to accumulated other comprehensive income in stockholders' equity for that period.

   As of December 31, 1999, the Company had federal and state net operating loss carryforwards of approximately $47,241,000 and $16,952,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $2,983,000 and $1,207,000, respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2010 through 2019, if not utilized. The state net operating loss carryforwards expire in the years 2000 through 2019. The state research and development credits can be carried forward indefinitely. As of December 31, 1999, the Company's foreign subsidiaries had net operating loss carryforwards in foreign jurisdictions of approximately $4,228,000 that can be used to offset future foreign income. Of these losses, approximately $1,690,000 expires in the years 2000 through 2003.

Approximately $2,538,000 of these losses can be carried forward indefinitely.

   Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.

Note 7 -- Commitments

Leases

   The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2007. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs. The Company also leases certain equipment under capital leases expiring through the year 2000.

   A summary of future minimum lease payments is as follows (in thousands):

                                                            Capital   Operating
Year Ended December 31,                                     leases     leases
-----------------------                                    --------  --------
2000                                                       $   316    $  3,425
2001                                                                     3,476
2002                                                            --       3,470
2003                                                            --       3,357
2004                                                            --       3,351
  Thereafter                                                    --      10,556
                                                           -------    --------
Total minimum lease payments                                          $ 27,635
                                                                      ========
Less amount representing imputed interest                      (46)
                                                           --------
Present value of net minimum capital lease payments            270
Less current portion                                          (270)
                                                           -------
Capital leases, excluding current portion                  $    --
                                                           =======

   Rental expense relating to operating leases was approximately $1,161,000, $1,101,000 and $2,716,000 for the years ended December 31, 1997, 1998 and 1999, respectively. Total minimum sublease payments to be received in the future under noncancelable subleases total $717,000 through May 2000.

Standby Letter of Credit Commitments

   As of December 31, 1999, the Company had various outstanding commitments in the form of standby letters of credit, $1,400,000 in favor of the Company's equipment leasing financier and $1,420,000 in favor of the Company's various landlords to secure obligations under the Company's facility leases.

Note 8 -- Stockholders' Equity

Convertible Preferred Stock

   During September 1999, the Board of Directors and the stockholders approved an increase in the authorized shares of convertible preferred stock to 10,000,000 shares.

Warrants

   As of December 31, 1999, there were warrants outstanding to acquire 42,723 shares of common stock at $0.94 per share related to a facilities lease. At the date these warrants were granted, the fair value of these warrants was not significant.

Common Stock

   During September 1999, the Board of Directors and the stockholders approved an increase in the authorized shares of common stock to 500,000,000 shares. In addition, the Board of Directors increased the aggregate number of shares of common stock available to be issued under the Company's Stock Option Plan by 9,000,000 shares.

   During November 1999, the Company completed a follow on common stock offering and issued 9.3 million shares for net proceeds to the Company of approximately $210.4 million. In connection with the stock offering, the Company has been listed on the Neuer Markt segment of the Frankfurt Stock Exchange under the symbol "BDN".

   The Company applies APB Opinion No. 25 and related interpretations when accounting for its stock option and stock purchase plans. During the year ended December 31, 1998, the Company recorded deferred compensation of $240,000 representing the difference between exercise price and fair value of stock options granted. Deferred compensation is amortized to expense over the period benefited which has been determined to be the vesting period of the individual options (generally five years). As of December 31, 1999, the Company had reserved 70,875,000 shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. Approximately 57,303 unvested shares were repurchased by the Company during the year ended December 31, 1999. As of December 31, 1999, 1,505,700 shares were subject to repurchase at a weighted-average price of $0.29.

   The Company's President and Chief Executive Officer has options to purchase 4,500,000 shares of common stock at an exercise price of $0.44 per share. The options were granted on April 1, 1995 and vest ratably over a 60-month period commencing on grant whereas the first year is subject to cliff vesting. As of December 31, 1999, 4,200,000 of the 4,500,000 options were vested. On June 23, 1999, the Company's President and Chief Executive Officer was granted additional options to purchase 4,500,000 shares of common stock at an exercise price of $6.67 per share. The options vest ratably over a 60-month period commencing on grant whereas the first year is subject to cliff vesting. As of December 31, 1999, none of the 4,500,000 additional options were vested.

   Activity in the Company's stock option plan is as follows:

                                                           Years ended December 31,
                                      ------------------------------------------------------------------
                                              1997                    1998                  1999
                                      --------------------   --------------------- ----------------------
                                                  Weighted-              Weighted-             Weighted-
                                                   Average                Average               Average
                                        Options   Exercise     Options   Exercise    Options   Exercise
Fixed Options                           (000's)     Price      (000's)     Price     (000's)     Price
-------------                         --------------------   --------------------  -------------------

Outstanding at beginning of period      21,537     $ 0.31      26,163     $ 0.50     31,482     $ 0.96
Granted                                 12,114       0.74      14,292       1.52     20,565      11.42
Exercised                               (2,295)      0.03      (5,193)      0.40     (9,759)      0.71
Forfeited                               (5,193)      0.47      (3,780)      0.64     (2,310)      1.67
                                        ------                 ------                ------
Outstanding at end of period            26,163     $ 0.50      31,482     $ 0.96      39,978    $ 6.36
                                        ======                 ======              =========
Options vested at end of period          5,769     $ 0.29       7,227     $ 0.48      6,195     $ 0.82
                                        ======                 ======                ======
Weighted-average   fair   value   of
options  Granted during the period                 $ 0.74                 $ 0.99                $ 9.36
                                                   ======                 ======                ======



    The following table summarizes stock options outstanding under the plan as of December 31, 1999:

                                          Outstanding
                          -------------------------------------------------
                                         Weighted-Avg.                              Vested
                                           Remaining                        ------------------------
Range of                  Options      Contractual Life    Weighted-Avg.    Options     Weighted-Avg.
Exercise Prices           (000's)          In Years       Exercise Price    (000's)    Exercise Price
---------------           -------          --------       --------------    -------    --------------
$0.01 -- $ 0.78           7,974             6.81             $ 0.53         3,585         $ 0.49

  0.79--   1.71           8,514             8.00               1.14         2,079           0.97
  1.72--   4.42           7,485             8.85               3.05           528           2.38
  4.75--   6.67           9,036             9.44               5.78             0           0.00
 13.55--  52.83           6,969             9.83              23.72             3          19.03
                          -----                                             -----
$0.01-- $ 52.83          39,978             8.57             $ 6.36         6,195         $ 0.82
                         ======                                             =====



   The Company grants options outside of the Company's stock option plan. The terms of these options are generally identical to those granted under the Company's plan. A summary of options outside of the plan is presented below:

                                                                                      Years ended December 31,
                                                           -------------------------------------------------------------------------
                                                                     1997                   1998                     1999
                                                           ----------------------  ----------------------    -----------------------
                                                                        Weighted-                Weighted-                Weighted-
                                                                        Average                  Average                  Average
                                                          Options       Exercise    Options      Exercise     Options     Exercise
                   Fixed Options                          (000's)        Price     (000's)        Price       (000's)      Price
                   -------------                          -------        -----     -------        -----       -------      -----
Outstanding at the beginning of period                    6,399       $   0.39      7,155       $   0.45      6,651       $   0.47
              Granted                                      1,386           0.61       --          --          9,405           9.84
              Exercised                                     --          --           (504)          0.21       (333)          0.74
              Forfeited                                     (630)          0.09       --          --            (66)          7.49
                                                           -----                     -----                  --------
Outstanding at the end of period                           7,155       $   0.45      6,651       $   0.47     15,657       $  6.06
                                                           =====                     =====                  ========
Options vested at the end of period                        3,555       $   0.40      4,473       $   0.45      5,433       $  0.45
                                                           =====                     =====                  ========
Weighted-average fair value of options granted
     during the period                                                 $   0.61                  $   --                    $  8.06
                                                                       ========                  =======                   =======

   The following table summarizes stock options outstanding as of December 31, 1999:

                                          Outstanding
                          -------------------------------------------------
                                         Weighted-Avg.                              Vested
                                           Remaining                        --------------------------
Range of                  Options      Contractual Life    Weighted-Avg.    Options     Weighted-Avg.
Exercise Prices           (000's)          In Years       Exercise Price    (000's)    Exercise Price
---------------           -------          --------       --------------    -------    --------------
$0.09 --  $0.44            4,950             6.16            $ 0.41         4,650         $ 0.41

  0.61--   6.33            2,406             3.14              2.19           771           0.61
  6.67--   8.00            2,544             9.57              7.31             9           7.33
  8.06--  11.76            2,805             9.67             10.92             3           9.70
 12.97--  13.48            2,952             9.72             12.99             0           0.00
                           -----                                            -----
$0.09--$13.48             15,657            7.55             $ 6.06         5,433        $ 0.45
                          ======                                            =====

Employee Stock Purchase Plan

   As of December 31, 1999, the Company had reserved 9,900,000 shares for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued 2,178,000, 2,052,000 and 1,833,000 shares to employees in the years ended December 31, 1997, 1998 and 1999, respectively. Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of 7 months, and the following weighted-average assumptions:

                                             Years ended December 31,
                                      --------------------------------------
                                          1997         1998         1999
                                      -----------  -----------  -----------

Risk-free interest rate                   5.05%        4.48%        6.00%
Volatility                                  67%         112%          97%

   The  weighted-average  fair value of the purchase rights granted in the years
ended  December  31,  1997,   1998,  and  1999  was  $0.24,   $0.46  and  $3.24,
respectively.

Pro Forma Disclosure

   The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

                                                Years ended December 31,
                                        ----------------------------------------
                                            1997          1998         1999
                                        ------------  ------------ -------------
Expected life                             2.8 years     3.0 years     4.1 years
Risk-free interest rate                       5.91%         4.70%         6.55%
Volatility                                      67%          112%          97%

   Had compensation cost for the Company's stock option plan and stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

                                          Years ended December 31,
                                     ----------------------------------
                                        1997        1998         1999
                                    ----------- -----------  -----------
Net income (loss):
  As reported                         $(7,373)    $ 4,039      $18,809
  Pro forma                           $(9,551)    $(1,885)     $(25,015)
Basic net income (loss) per share:
  As reported                         $  (0.04)   $   0.02     $   0.08
  Pro forma                           $  (0.05)   $  (0.01)    $  (0.11)
Diluted net income (loss) per share:

  As reported                         $  (0.04)   $   0.02     $   0.07
  Pro forma                           $  (0.05)   $  (0.01)    $  (0.10)

Note 9 -- Employee Benefit Plan

   The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 20% of their annual compensation, subject to certain limitations ($10,000 for the year ended December 31, 1999).

   Effective January 1, 2000, the Company will provide a 50% match for all employee contributions, up to 6% of the employees' annual compensation subject to certain limitations ($5,100 per employee for the year ended December 31, 2000). Employees vest in Company matching contributions based on years of service with the company, 50% upon the employees' first anniversary and 100% on the second anniversary and thereafter.

Note 10 -- Geographic, Segment and Significant Customer Information

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

   The disaggregated revenue information on a product basis reviewed by the CEO is as follows. The Company does not track margins on the same basis.

                                        Years Ended December 31,
                                    ------------------------------------
(in thousdands)                        1997         1998         1999
                                    ---------    ---------    ----------

Software licenses:
  One-To-One Enterprise              $ 14,479     $ 17,799     $ 20,538
  One-To-One Packaged Solutions         4,494       18,268       54,845
Services                                5,981        9,739       26,737
Maintenance                             2,151        5,105       13,394
                                     --------     --------     --------
  Total Company                      $ 27,105     $ 50,911     $115,514
                                     ========     ========     ========

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

   Information regarding the business operations of our sales regions are as follows (in thousands):

                                        Years Ended December 31,
                                     -------------------------------
                                       1997       1998      1999
                                    ---------  --------- -------
Revenues:
  Americas                           $ 12,872   $29,330   $ 79,323
  Europe                               10,850    16,944     26,211
  Asia/Pacific                          3,383     4,637      9,980
                                     --------   -------   --------
  Total Company                      $ 27,105   $50,911   $115,514
                                     ========   =======   ========

                                                December 31,
                                           ----------------------
                                              1998       1999
                                           ---------  ---------
Identifiable assets:
  Americas                                 $  99,343  $ 400,858
  Europe                                       1,754      4,122
  Asia/Pacific                                   465      1,148
                                           ---------  ---------
  Total Company                            $ 101,562  $ 406,128
                                           =========  =========

   During the year ended December 31, 1997, approximately 11% of the Company's revenues were attributable to one customer. During the years ended December 31, 1998 and 1999, no customer accounted for 10% or more of the Company's revenues.

Note 11 -- Subsequent events (unaudited)

   On January 26, 2000, the Company announced a definitive agreement to acquire all of the outstanding stock of Interleaf, subject to stockholder and regulatory approval and other conditions. Under the terms of the agreement, Interleaf shareholders will receive 1.0395 shares of BroadVision common stock in exchange for each share of Interleaf common stock; or estimated purchase consideration of approximately $802 million, inclusive of $18 million of estimated acquisition and severance costs. The Company expects to account for the acquisition as a purchase.

   On February 15,  2000,  the Company  entered  into a lease for  approximately
400,000 square feet of office space in a new building currently under construction in Redwood City, California. The building is expected to be available for occupancy during June 2001.

   On February 22, 2000, the Company reached a settlement agreement and entered into a license agreement with Art Technology Group ("ATG") in connection with the lawsuit filed by the Company on December 11, 1998 against ATG alleging infringement on Our U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, the Company granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and was paid $8 million by ATG at the effective date of the settlement and will receive a total of $7 million payable in quarterly installments commencing February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002).

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

             None

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

        Independent Auditors' Report

        Consolidated Balance Sheets as of December 31, 1998 and 1999

        Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 1999. Consolidated Statements of Stockholders' Equity for each of the years in the three-year period
        ended December 31,         1999.

        Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 1999.

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


    (b) Reports on Form 8-K. On December 27, 1999, we filed a Current Report on Form 8-K (File No. 0-28252) as notice of our Change in Registrant's Certifying Accountants to engage Arthur Andersen LLP as our new independent accountants as of December 20, 1999.

SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 30th day of March 2000.

                                            BroadVision, Inc.

                                            By: /s/ Pehong Chen
                                               ----------------
                                                  Pehong Chen
                                            Chairman of the Board and
                                          Chief Executive Officer

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

          Signature                                Title                                     Date
          ---------                                -----                                     ----
        /s/ Pehong Chen                  Chairman of the Board and                      March 30, 2000
        ---------------                   Chief Executive Officer
          Pehong Chen                  (Principal Executive Officer)


     /s/ Randall C. Bolten              Vice President, Operations,                     March 30, 2000
     ---------------------                Chief Financial Officer
       Randall C. Bolten                   (Principal Financial
                                          and Accounting Officer)

     /s/ David L. Anderson                       Director                               March 30, 2000
     ---------------------
       David L. Anderson

      /s/ Yogen K. Dalal                         Director                               March 30, 2000
      ------------------
        Yogen K. Dalal

       /s/ Koh Boon Hwee                         Director                               March 30, 2000
       -----------------
         Koh Boon Hwee

      /s/ Carl Pascarella                        Director                               March 30, 2000
      -------------------
        Carl Pascarella

      /s/ Todd A. Garrett                        Director                               March 30, 2000
      -------------------
        Todd A. Garrett

     /s/ Klaus Luft                              Director                               March 30, 2000
     ------------------
         Klaus Luft

                     REPORT ON FINANCIAL STATEMENT SCHEDULE
                        OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
BroadVision, Inc.:

    We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BroadVision, Inc. and subsidiaries included in this annual report on Form 10-K for the year ended December 31, 1999 and have issued our report thereon dated January 24, 2000, except with respect to the matter discussed in the section entitled "Stock Splits" in Note 1, as to which the date is March 13, 2000. Our audit was made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, Schedule II, is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                               ARTHUR ANDERSEN LLP

San Jose, California
March 30, 2000


                                   BROADVISION, INC. AND SUBSIDIARIES

                            SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                             (in thousands)

                                        Balance at       Charged to
                                       Beginning of      Costs and                        Balance at
                                          Period          Expenses     Deductions (1)   End of Period
                                      ---------------  --------------- ---------------  ---------------

Year Ended December 31, 1997            $      191       $      515       $       35      $       671
                                      ===============  =============== ===============  ===============

Year Ended December 31, 1998            $      671       $      458       $      341      $       788
                                      ===============  =============== ===============  ===============

Year Ended December 31, 1999            $      788       $      758       $      100      $     1,446
                                      ===============  =============== ===============  ===============


(1) Represents net charge-offs of specific receivables.



                                                       BROADVISION, INC.
                                                   ANNUAL REPORT ON FORM 10-K
                                                       DECEMBER 31, 1999

                                                       INDEX TO EXHIBITS

        Exhibit        Description
        -------        -----------
        3.1*           Amended and Restated Certificate of Incorporation.
        3.2*           Amended and restated Bylaws.
        4.1*           References are hereby made to Exhibits 3.1 to 3.2.
        4.3*           Second Amended and Restated Investor's Rights Agreement dated April 15, 1997 among the Company and certain of its stockholders.
       10.1* (1)       Form of Indemnity Agreement between the Company and each of its directors.
       10.2* (1)       Equity Incentive Plan as amended September 29, 1999 (the "Equity Incentive Plan").
       10.3* (1)       Form of Incentive Stock Option under the Equity Incentive Plan.
       10.4* (1)       Form of Nonstatutory Stock Option under the Equity Incentive Plan.
       10.5* (1)       Form of Nonstatutory Stock Option (Performance-Based).
       10.6* (1)       1997 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan").
       10.7* (1)       Employee Stock Purchase Plan Offering (Initial Offering).
       10.8* (1)       Employee Stock Purchase Plan Offering (Subsequent Offering).
       10.9*           Master Equipment Lease Agreement dated May 23, 1997 between the Company and
                       Lighthouse Capital Partners, L.P.
       10.10*+         Terms and Conditions dated January 1, 1997 between IONA Technologies LTD and the
                       Company.
       10.11*          Series D Preferred Stock Option Agreement dated February 27, 1997 between the
                       Company and Pehong Chen.
       10.12*          Standard Office Lease dated February 8, 1996 between the Company and GVE Distel
                       Associates, a California General Partnership.
       10.13*(1)       Stock Option Plan.
       10.14*(1)       Form of Incentive Stock Option under the Stock Option Plan.
       10.15*(1)       Form of Nonstatutory Stock Option under the Stock Option Plan.
       10.16*          Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
       10.17**         Loan and Security, dated July 2, 1997, between Silicon Valley Bank and the Company.
       10.18***        First Amendment to Loan and Security Agreement, dated as of February 5, 1998 between the Company and Silicon Valley Bank.
       10.19****       Agreement and Plan of Merger and Reorganization dated January 26, 2000 among the Company,
                       Infiniti Acquisition Sub, Inc. and Interleaf, Inc.
       21.1            Subsidiaries of the Company.
       23.1            Report on Financial Statement Schedule and Consent of KPMG LLP, Independent Auditors.
       23.2            Consent of Arthur Andersen LLP.
       24.1            Power of Attorney.
       27.1            Financial Data Schedule.

* Incorporated by reference to the Company's Proxy Statement filed on September 13, 1999.

** Incorporated by reference to the Company's 10-Q for the quarter ended September 30, 1997 filed on November 12, 1997.

*** Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 1998.

**** Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 6, 2000.

(1)   Represents a management contract or compensatory plan or arrangement.

+     Confidential treatment requested.