Form 10-K/A
period 1999-12-31
BROADVISION INC
filed 2000-05-01
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

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

As of March 24, 2000, registrant had outstanding 248,359,090 shares of Common Stock.

                                BROADVISION, INC.

                                  SUPPLEMENT TO
                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 1999

BroadVision, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 1999 (the "Form 10-K") to add the information required by
Part III of Form 10-K.

                                    PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   Directors. The following is certain information about the current members of the Company's Board of Directors.

                                                                   Principal Occupation/
                     Name                     Age             Position Held With the Company
                     ----                     ---             ------------------------------

     Pehong Chen........................      42      Chairman of the Board of Directors, President
                                                      and Chief Executive Officer

     David L. Anderson..................      56      General Partner, Sutter Hill Ventures

     Yogen K. Dalal.....................      49      General Partner, Mayfield Fund

     Todd A. Garrett....................      58      Private Consultant and retired Senior Vice
                                                      President and Chief Information Officer,
                                                      Proctor & Gamble Co.

     Koh Boon Hwee......................      49      Executive Chairman, Wuthelam Group of Companies

     Klaus Luft ........................      58      President, Market Access for Technology
                                                      Services GmbH

     Carl Pascarella....................      47      President and Chief Executive Officer of Visa
                                                      USA

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

    David L. Anderson has served as a director of the Company since November 1993. Since 1974, Mr. Anderson has been a managing director of Sutter Hill Ventures, a venture capital investment firm. Mr. Anderson currently serves on the Board of Directors of Cytel Corporation, Dionex Corporation, and Molecular Devices Corporation. He holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard University.

    Yogen K. Dalal has served as a director of the Company since November 1993. He joined Mayfield Fund ("Mayfield"), a venture capital firm, in September 1991 and has been a general partner of several venture capital funds affiliated with Mayfield since November 1992. Dr. Dalal holds a B.S. in Electrical Engineering from the India Institute of Technology, Bombay, and an M.S. and a Ph.D. in Electrical Engineering and Computer Science from Stanford University.

    Todd A. Garrett has served as director of the Company since January 1999. Mr. Garrett is currently a private consultant. In 1999, Mr. Garret retired from Proctor & Gamble Company where he held various key executive positions within the company since joining the company in 1985. These positions included: Vice President, Asia/Pacific; Vice President, US Beauty Care; Group President, President of Worldwide Strategic Planning, Beauty Care Products and Senior Vice President. In October 1996, he was appointed to the post of Chief Information Officer. Mr. Garrett holds a B.A. from the University of Rochester and an M.B.A. from Xavier University.

    Koh Boon Hwee has served as a director of the Company since February 1996. Since 1991, Mr. Koh has been Executive Chairman of the Wuthelam Group of Companies, a diversified Singapore company with subsidiaries engaged in, among other things, real estate development, hotel management, and high technology.
Since 1992, he has also served as Chairman of the Board of Singapore Telecommunications, Ltd. Mr. Koh currently serves on the Board of Directors of Excel Machine Tools Ltd., Raffles Medical Group Ltd., and Qad Inc. Mr. Koh holds a B.S. in Mechanical Engineering from the University of London and an M.B.A. from Harvard University.

    Klaus Luft has served as a director of the Company since February 2000. Mr. Luft is the founder, owner and President of MATCH (Market Access for Technology Services GmbH), a private company in Munich, Germany that provides sales and marketing services to high technology companies. He is also the founder and Chairman of the supervisory board of Artedona AG, a privately held company e-commerce established in 1999 and headquartered in Munich. Since August 1990, Mr. Luft as served as Vice Chairman and international Advisor to Goldman Sachs Europe Limited. He also serves on the board of directors of Dell Computer Corporation and Sagent Technology Inc. Mr. Luft is also a member of the International Advisory Board of the Business School of International University of Germany.

    Carl Pascarella has served as a director of the Company since September 1997. Since August 1993, Mr. Pascarella has been President and Chief Executive Officer of Visa USA. From January 1983 to August 1993, he was Assistant Chief General Manager of the Asia-Pacific region of Visa USA. Before joining Visa USA, Mr. Pascarella was Vice President of the International Division of Crocker
National Bank. He also served as Vice President of Metropolitan Bank at BankersTrust Company. Mr. Pascarella holds a B.A. from the University of Buffalo and an M.B.A. from Harvard University.

Executive Officers. The names of and certain information about the current executive officers of the Company are set forth under Item 1 of Part I of this Form 10-K under the heading "Employees; Executive Officers." The following person has been appointed as an executive officer of the Company since the original filing of the Form 10-K:

   Jaime A. Ellertson, 43, became Executive Vice President and Chief Strategy Officer of the Company on April 14, 2000 when the Company completed its acquisition of Interleaf, Inc., a provider of enterprise-wide software tools for e-content management. Before then, Mr. Ellertson served as President and Chief Executive Officer and a director of Interleaf since January 1997. From July 1996 to January 1997, he served as Chairman of Purview Technologies, Inc., an internet monitoring, management and analysis company. Mr. Ellertson was President and Chief Executive Officer of Tartan, Inc., a developer of compilers, from January 1996 to June 1996. From July 1990 to December 1996, he served as President and Chief Executive Officer of Openware Technologies, Inc., a developer of software and provider of services.

Section 16(a) Beneficial Ownership Reporting Compliance

    Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than 10% of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

     To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 1999, all
Section 16(a) filing requirements applicable to its officers, directors and greater than 10% beneficial owners were complied with, except: one Form 4 was filed late by Mr. Bolten and two Forms 4 were filed late by Sandra Vaughan, Vice President, Corporate Marketing and formerly an executive officer of the Company.

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Directors

         Directors currently do not receive any cash compensation from the Company for their services as members of the Board of Directors, although they are reimbursed for certain expenses in connection with attendance at Board and Committee meetings.

         In January 1999, Mr. Garrett was granted a stock option to purchase 720,000 shares of the Company's Common Stock at an exercise price of $3.389 per share. In February, 2000, Mr. Luft was granted a stock option to purchase 240,000 shares of the Company's Common Stock at an exercise price of $49.75 per share. The options vest 25% on the one year anniversary of the vesting commencement date and monthly thereafter over a three year period.

Compensation of Executive Officers

                             SUMMARY OF COMPENSATION

         The following table shows, for the fiscal years ended December 31, 1999, 1998, and 1997, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer and its three other persons who were executive officers at December 31, 1999 and whose salary and bonus for the year ended
December 31, 1999 exceeded $100,000 (the "Named Executive Officers"):

                                                   Summary Compensation Table

                                                                                                      Long-Term
                                                                                                     Compensation
                                                                          Compensation(1)               Awards
                                                                          ---------------               ------
                                                                                                      Securities
                                                                                      Annual          Underlying
         Name and Principal Position                   Year           Salary ($)     Bonus ($)       Options (#)
         ---------------------------                   ----           ----------     ---------       -----------
Pehong Chen................................            1999            $ 246,034     $106,250          4,500,000
 Chairman of the Board, President..........            1998              200,000       75,000                 --
 And Chief Executive Officer...............            1997              178,333       16,000

Randall C. Bolten..........................            1999              170,456       37,500            180,000
 Vice President, Finance and...............            1998              154,008       36,000            351,000
 Chief Financial Officer...................            1997              141,190       27,225            155,700

Clark W. Catelain..........................            1999              188,308       40,000            180,000
 Vice President, Engineering...............            1998              170,000       36,000            531,000
                                                       1997              155,025       25,450            124,200
Sandra Vaughan(2)..........................            1999              157,942       33,000             94,500
 Vice President, Marketing.................            1998              144,000       22,000            540,000
                                                       1997              135,017       14,700            180,000

----------
(1)  Includes amounts earned but deferred at the election of the Named Executive Officers under the Company's 401(k) plan.
(2)  Ms. Vaughan was elected Vice President of Marketing in 1998.

                        STOCK OPTION GRANTS AND EXERCISES

         In addition to the Incentive Plan, the Company may also grant stock options to non-officer employees under its 2000 Non-Officer Equity Incentive Plan (the "Non-Officer Plan"). The Non-Officer Plan authorized the issuance of 6,000,000 shares of the Company's Common Stock. Only employees of the Company who are not officers or directors are eligible to receive options under the Non-Officer Plan, unless the option is an inducement essential to an officer's entering into an employment contract with the Company. Options granted under the Non-Officer Plan are not intended by the Company to qualify as incentive stock options under the Code. As of March 31, 2000, there were no outstanding options to purchase shares under the Non-Officer Plan and options to purchase 6,000,000 shares remained available for future grant under the Non-Officer Plan. As of March 31, 2000, options to purchase a total of 17,604,270 shares had been granted outside of the Incentive Plan and the Non-Officer Plan and were outstanding.

         The following tables show for the fiscal year ended December 31, 1999, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers:

                                              Option Grants In Last Fiscal Year
                                                                                       Potential Realizable Value at
                                                                                       Assumed Annual Rates of Stock
                                                                                           Price Appreciation for
                                               Individual Grants                                Option Term (3)
                          ------------------------------------------------------------ -------------------------------
                                         Percent of
                                           Total
                           Number of      Options
                           Securities    Granted to      Exercise
                           Underlying    Employees      Price Per
                            Options      in Fiscal    Share ($/Sh)
          Name            Granted (#)    Year % (1)        (2)        Expiration Date      5% ($)          10% ($)
          ----            -----------    ----------        ---        ---------------      ------          -------
Pehong Chen(4)            4,500,000        15.0       $     6.667        6/24/09      $18,866,933      $47,812,513

Randall C. Bolten(4)        180,000         0.6             4.750        5/26/09          537,704        1,362,650

Clark A. Catelain(4)        180,000         0.6             4.750        5/26/09          537,704        1,362,650

Sandra Vaughan(4)            90,000         0.3             4.750        5/26/09          268,852          981,328

                              4,500         0.0            34.958       12/10/09           98,933          250,715

----------
(1)  Based on options to purchase 29,970,300 shares granted in 1999.
(2) The exercise price per share of each option was equal to the closing sales price of the Common Stock as quoted on the Nasdaq Stock Market's National Market System on the day prior to the date of grant.
(3) The potential realizable value is based on the term of the option at its time of grant (10 years). It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock. The 5% and 10% columns represent assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company's Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.
(4) The options have a term of 10 years, subject to earlier termination in certain events related to termination of employment, is immediately exercisable and vests over a 60-month period, with 20% of the shares vesting after one year, and 1/60 of the shares vesting each month thereafter. The options will fully vest in the event of a dissolution or liquidation or other corporate reorganization, unless the acquiring company assumes the options or substitutes similar options.

                                      Fiscal Year-End Option Values Of Unexercised Options

                                                              Number of Securities Underlying
                                                                   Unexercised Options at            Value of Unexercised
                                                                     December 31, 1999              In-the-Money Options at
                                  Shares                                  (#)(2)                      December 31, 1999 (3)
                                Acquired On       Value       ------------------------------      ----------------------------
            Name               Exercise (#)   Received (1)    Exercisable      Unexercisable      Exercisable    Unexercisable
            ----               ------------   ------------    -----------      -------------      -----------    -------------
Pehong Chen...............            --              --       9,000,000         $0              $510,187,500           $0

Randall C. Bolten(4)......         235,863    $1,362,650         320,157          0                18,148,899            0


Clark W. Catelain(4)......            --              --         864,300          0                                      0
                                                                                                  48,995,006
Sandra Vaughan(4).........         457,866      7,140,595        515,637          0                                      0
                                                                                                  29,230,172

------------------
(1) Value received is based on the per share deemed values of the Company's Common Stock on the date of exercise, determined after the date of grant solely for financial accounting purposes, minus the exercise price, without taking into account any taxes that may be payable in connection the transaction.

(2) Reflects vested and unvested shares at December 31, 1999. Options granted are immediately exercisable, but are subject to the Company's right to repurchase unvested shares on termination of employment.

(3) Fair market value of the Company's Common Stock at December 31, 1999 ($56.6875) minus the exercise price of the options.

(4) Reflects shares acquired upon the early exercise of stock options, some of which are subject to a right of repurchase by the Company.


ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

                              SECURITY OWNERSHIP OF
                    CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 2000 by: (i) each director; (ii) each of the executive officers named in the Summary Compensation Table under Part III, Item 11 above; (iii) all executive officers and directors of the Company as a group; and (iv) all those known by the Company to be beneficial owners of more than 5% of its Common Stock.



                                                                                    Beneficial Ownership(1)
                                                                                    -----------------------
                                                                              Number of                Percent of
                    Beneficial Owner                                          Shares                      Total
                    ----------------                                          ------                      -----
Pehong Chen(2)....................................................            57,375,000                22.2%
David L. Anderson(8)..............................................             2,021,415                 *
Koh Boon Hwee(4)..................................................             1,701,972                 *
Randall C. Bolten(5)..............................................             1,671,825                 *
Clark W. Catelain(6)..............................................             1,476,600                 *
Sandra Vaughan(7).................................................               889,101                 *
Todd A. Garrett(8)................................................               540,000                 *
Yogen K. Dalal(9).................................................               529,701                 *
Carl Pascarella(10)...............................................               450,000                 *
Klaus Luft(12)....................................................               240,000                 *
All Directors and Executive Officers as a group (10 persons)(13)..            66,518,109                25.40%

------------------
*     Less than one percent

(1) This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D, 13F and 13G filed with the Securities and Exchange Commission (the "SEC"). Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 261,890,074,, shares outstanding on March 31, 2000, adjusted as required by rules promulgated by the SEC.

(2) Includes 9,000,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares. Excludes 2,700,000 shares of Common Stock held in trust by independent trustees for the benefit of Dr. Chen's children.

(3) Includes 1,138,014 shares of Common Stock held in a retirement trust over which Mr. Anderson exercises voting and investing power. Includes 327,771 shares of Common Stock owned by Anvest L.P., over which Mr. Anderson exercises voting and investing power. Mr. Anderson disclaims beneficial ownership of the shares of Common Stock held by the other persons and entities associated with Sutter Hill, except to the extent of his pecuniary interest therein. Includes 178,125 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(4) Includes 540,000 shares of Common Stock held by Seven Seas Group Ltd., in which Mr. Koh holds a controlling interest, and 450,000 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(5) Includes 976,728 shares of Common Stock held in trust by Mr. Bolten and his wife for their benefit and 251,757 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(6) Includes 863,700 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(7) Includes 516,237 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(8) Includes 540,000 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(9) Includes 57,201 shares of Common Stock held in a family trust over which Mr. Dalal exercises voting and investing power. Includes 22,500 shares of Common Stock held in a retirement trust over which Mr. Dalal exercises voting and investing power, and 450,000 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(10) Includes 450,000 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.




(11) Includes 240,000 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2000, subject to repurchase of unvested shares.

(12) Includes the information contained in the notes above, as applicable.

ITEM 13.   CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

    The Company has entered into indemnity agreements with certain officers and directors of the Company which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for therein, for expenses, judgments, fines and settlements that he may be required to pay in actions or proceedings which he is or may be made a party by reason of his position as a director, officer or other agent of the Company, and otherwise to the fullest extent permitted under Delaware law and the Company's By-laws.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the period ended December 31, 1999 to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 28th day of April 2000.

                                            BroadVision, Inc.

                                            By: /s/ Pehong Chen
                                            -------------------
                                               Pehong Chen
                                   Chairman of the Board, President and
                                          Chief Executive Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated and under the power of attorney granted the person signing on behalf of the named person

          Signature                                Title                                     Date
          ---------                                -----                                     ----
        /s/ Pehong Chen            Chairman of the Board, President and                 April 28, 2000
        ---------------
          Pehong Chen                     Chief Executive Officer
                                       (Principal Executive Officer)

     /s/ Randall C. Bolten              Vice President, Operations,                     April 28, 2000
     ---------------------               Chief Financial Officer
       Randall C. Bolten                   (Principal Financial
                                          and Accounting Officer)



    /s/ David L. Anderson*                       Director                               April 28, 2000
    ----------------------
       David L. Anderson

    /s/ Yogen K. Dalal*                          Director                               April 28, 2000
    ----------------------
        Yogen K. Dalal

    /s/ Koh Boon Hwee*                           Director                               April 28, 2000
    ----------------------
         Koh Boon Hwee

    /s/ Carl Pascarella*                         Director                               April 28, 2000
    ----------------------
        Carl Pascarella

    /s/ Todd A. Garrett*                         Director                               April 28, 2000
    ----------------------
        Todd A. Garrett

     /s/ Klaus Luft*                             Director                               April 28, 2000
     ----------------------
         Klaus Luft

/s/ Randall C. Bolten
----------------------
*Signed under Power of Attorney