Form 10-Q
period 2000-03-31
BROADVISION INC
filed 2000-05-15
CIK 920448

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON, DC 20549

                                   FORM 10 - Q

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                              For the Quarter Ended
                                 March 31, 2000

                                       Or

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28252

                                BroadVision, Inc.
                                -----------------
             (Exact name of registrant as specified in its charter)

                    Delaware                               94-3184303
                    --------                               ----------
         (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)              Identification Number)

     585 Broadway, Redwood City, California                  94063
     --------------------------------------               -----------
    (Address of principal executive offices)               (Zip code)

                                 (650) 261-5100
                                 --------------
              (Registrant's telephone number, including area code)


         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days
                                          YES  X     NO
                                              ---       ---

         As of May 5, 2000, there were 249,903,000 shares of the Registrant's Common Stock issued and outstanding.

================================================================================

                       BROADVISION, INC. AND SUBSIDIARIES

                                    FORM 10-Q
                          QUARTER ENDED MARCH 31, 2000

                                TABLE OF CONTENTS

                                                                                            Page No.
                                                                                            --------

PART I     FINANCIAL INFORMATION

Item 1.    Financial Statements

              Consolidated Balance Sheets -
                  March 31, 2000 and December 31, 1999                                          3
              Consolidated Statements of Operations and Comprehensive Income -
                  Three months ended March 31, 2000 and 1999                                    4
              Consolidated Statements of Cash Flows -
                  Three months ended March 31, 2000 and 1999                                    5

              Notes to Consolidated Financial Statements                                        6

Item 2.    Management's Discussion and Analysis of
              Financial Condition and Results of Operations                                     9

Item 3.    Quantitative and Qualitative Disclosures about Market Risk                          15



PART II    OTHER INFORMATION

Item 1.    Legal Proceedings                                                                   15

Item 2.    Changes in Securities and Use of Proceeds                                           15

Item 3.    Defaults upon Senior Securities                                                     15

Item 4.    Submission of Matters to a Vote of Security Holders                                 15

Item 5.    Other Information                                                                   15

Item 6.    Exhibits and Reports on Form 8-K                                                    16



SIGNATURES                                                                                     16


                          PART I. FINANCIAL INFORMATION

ITEM 1.        FINANCIAL STATEMENTS

                                        BROADVISION, INC. AND SUBSIDIARIES
                                            CONSOLIDATED BALANCE SHEETS
                                       (In thousands, except per share data)
                                                                                       March 31,          December 31,
                                                                                         2000                 1999
                                                                                       ---------           ---------
ASSETS                                                                                (unaudited)
   Cash and cash equivalents                                                           $ 283,908           $ 279,823
   Short-term investments                                                                 86,581              68,758
   Accounts receivable, less allowance for doubtful accounts of
     $1,746 and $1,446, for 2000 and 1999, respectively                                   38,006              26,540
   Prepaids and other                                                                      9,496               5,085
                                                                                       ---------           ---------

         Total current assets                                                            417,991             380,206

   Property and equipment, net                                                            21,982              16,751
   Long-term investments                                                                  13,208               4,414
   Other assets                                                                            5,673               4,757
                                                                                       ---------           ---------

         Total assets                                                                  $ 458,854           $ 406,128
                                                                                       =========           =========

LIABILITIES AND STOCKHOLDERS' EQUITY

   Accounts payable                                                                    $  10,484           $   5,754
   Accrued expenses                                                                       13,826              13,156
   Unearned revenue                                                                       17,315               3,896
   Deferred maintenance                                                                   24,157              15,228
   Income taxes                                                                           23,597                 151
   Current portion of capital lease obligations                                              145                 270
   Current portion of long-term debt                                                         977                 977
                                                                                       ---------           ---------

         Total current liabilities                                                        90,501              39,432

   Long-term debt, net of current portion                                                  4,615               4,890
   Deferred income taxes                                                                    --                16,618
                                                                                       ---------           ---------

         Total liabilities                                                                95,116              60,940

   Commitments

   Stockholders' equity:
   Convertible preferred stock, $0.0001 par value; 10,000
    shares authorized; none issued and outstanding                                          --                  --
   Common stock, $0.0001 par value; 500,000 shares authorized;
    248,950 and 244,812 shares issued and outstanding for 2000 and
    1999, respectively                                                                        25                  24
   Additional paid-in capital                                                            327,505             320,259
   Deferred compensation                                                                    (147)               (226)
   Accumulated other comprehensive income, net of tax                                     27,113              25,925
   Retained earnings (accumulated deficit)                                                 9,242                (794)
                                                                                       ---------           ---------
         Total stockholders' equity                                                      363,738             345,188
                                                                                       ---------           ---------

         Total liabilities and stockholders' equity                                    $ 458,854           $ 406,128
                                                                                       =========           =========

                            See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES
         CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
                    (In thousands, except per share amounts)


                                                        Three Months Ended
                                                             March 31,
                                                      -----------------------
                                                        2000           1999
                                                      --------       --------
                                                    (unaudited)
Revenues:
  Software licenses                                   $ 40,713       $ 12,783
  Services                                              20,788          5,681
                                                      --------       --------

     Total revenues                                     61,501         18,464

Cost of revenues:
  Cost of software licenses                              2,064            747
  Cost of services                                      15,673          3,322
                                                      --------       --------

     Total cost of revenues                             17,737          4,069

                                                      --------       --------
        Gross profit                                    43,764         14,395

Operating expenses:
  Research and development                               5,759          2,901
  Sales and marketing                                   25,200          7,664
  General and administrative                             3,611          1,271
                                                      --------       --------

     Total operating expenses                           34,570         11,836

                                                      --------       --------
        Operating income                                 9,194          2,559

Other income, net                                        7,248            516
                                                      --------       --------

Income before provision
  for income taxes                                      16,442          3,075

Provision for income taxes                               6,406            138
                                                      --------       --------

        Net income                                    $ 10,036       $  2,937
                                                      ========       ========

     Basic earnings per share                         $   0.04       $   0.01
                                                      ========       ========

     Diluted earnings per share                       $   0.04       $   0.01
                                                      ========       ========

Shares used in computing:

Basic earnings per share                               245,495        222,030
                                                      ========       ========

Diluted earnings per share                             284,688        250,020
                                                      ========       ========

Comprehensive income:
Net income                                            $ 10,036       $  2,937
Other comprehensive income, net of tax:
  Unrealized gain on investments                         1,188          7,228
                                                      --------       --------
Total comprehensive income                            $ 11,224       $ 10,165
                                                      ========       ========


           See Accompanying Notes to Consolidated Financial Statements

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (In thousands)

                                                           Three Months Ended
                                                                 March 31,
                                                         -----------------------
                                                            2000         1999
                                                         ---------     ---------
                                                              (unaudited)
Cash flows from operating activities:

Net income                                               $  10,036    $   2,937
Adjustments to reconcile net income to net cash
   provided by operating activities:
     Depreciation and amortization                           1,943          907
     Amortization of deferred compensation                      79           85
     Allowance for doubtful accounts                           300          150
     Amortization of prepaid royalties                         296           83
     Amortization of prepaid compensation                      511         --
     Changes in operating assets and liabilities:
       Accounts receivable                                 (11,766)      (1,053)
       Prepaids and other                                   (4,728)        (447)
       Accounts payable and accrued expenses                 5,400         (349)
       Unearned revenue and deferred maintenance            22,348        2,001
       Income taxes                                          6,036          151
     Other noncurrent assets                                (1,406)         (50)
                                                         ---------    ---------
         Net cash provided by operating activities          29,049        4,415

Cash flows from investing activities:
   Purchase of property and equipment                       (7,174)      (1,106)
   Purchase of long-term investments                        (8,794)        --
   Purchase of short-term investments                      (16,915)        --
   Maturity of short-term investments                        1,072         --
                                                         ---------    ---------
       Net cash used for investing activities              (31,811)      (1,106)

Cash flows from financing activities:
   Proceeds from issuance of common stock, net               7,247        2,156
   Repayments of borrowings                                   (275)        (195)
   Payments on capital lease obligations                      (125)        (216)
                                                         ---------    ---------
       Net cash provided by financing activities             6,847        1,745

Net increase in cash and cash equivalents                    4,085        5,054
Cash and cash equivalents at beginning of period           279,823       61,878
                                                         ---------    ---------
Cash and cash equivalents at end of period               $ 283,908    $  66,932
                                                         =========    =========



Supplemental disclosures of cash flow information:
   Cash paid for interest                                $     125    $      92
                                                         =========    =========
   Cash paid for income taxes                            $     314    $     159
                                                         =========    =========

Non-cash investing and financing activities:
   Unrealized gain on long-term investments, net of
     income taxes of $792 and $4,819 for 2000 and
     1999, respectively                                  $   1,188    $   7,228
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

Basis of Presentation - The accompanying consolidated financial statements include the accounts of BroadVision and its wholly-owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of March 31, 2000 and for the three months ended March 31, 2000 and 1999 are unaudited. The balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's Form 10-K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

Stock Splits -On February 8, 2000, the Company's Board of Directors declared a three-for-one common stock split in the form of a stock dividend for Stockholders of record as of February 21, 2000. The stock dividend payment date was March 13, 2000 and the Company's common stock traded ex-dividend starting March 14, 2000, reflecting the three-for-one stock split. The accompanying consolidated financial statements and related financial information contained herein has been retroactively restated to give effect for the stock split.

Net Earnings Per Share - Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share is calculated by dividing net income applicable to common stockholders by the weighted-average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares; whereas, diluted earnings per share includes common equivalent shares, as determined under the treasury stock method. The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

                                                             Three Months Ended
                                                                  March 31,
                                                           ---------------------
                                                             2000         1999
                                                           --------     --------
Net income                                                 $ 10,036     $  2,937
                                                           ========     ========

Weighted-average common shares outstanding
 utilized for basic earnings per share                      245,495      222,030

Weighted-average common equivalent
 shares outstanding:
  Employee common stock options                              39,168       27,549
  Common stock warrants                                          25          441
                                                           --------     --------

     Total weighted-average common and common
      equivalent shares outstanding utilized                284,688      250,020
      for diluted earnings per share
                                                           ========     ========

Basic earnings per share                                   $   0.04     $   0.01
                                                           ========     ========

Diluted earnings per share                                 $   0.04     $   0.01
                                                           ========     ========

   New  Accounting  Pronouncements -- In June  1998,  the  Financial  Accounting
Standards Board, or FASB, issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133, as amended, beginning on January 1, 2001. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. The Company does not believe that the adoption of SFAS No. 133 will have a significant impact on its consolidated financial statements or related disclosures.

   In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will adopt SAB 101 upon its effective date in the second quarter of 2000, as required and does not expect the adoption of SAB 101 to have any material effect on its financial position or results of operations.

Note 2.  Selected Balance Sheet Detail

  Property and equipment consisted of the following (in thousands):
                                                                        March 31,     December 31,
                                                                          2000           1999
                                                                        --------       --------
   Furniture and fixtures                                               $  2,832       $  2,323
   Computers and software                                                 23,728         17,618
   Leasehold improvements                                                  7,458          6,903
                                                                        --------       --------
                                                                          34,018         26,844
   Less accumulated depreciation and amortization                        (12,036)       (10,093)
                                                                        --------       --------
                                                                        $ 21,982       $ 16,751
                                                                        ========       ========
  Accrued expenses consisted of the following (in thousands):
                                                                        March 31,     December 31,
                                                                          2000           1999
                                                                        --------       --------
   Employee benefits                                                    $  1,889       $  1,340
   Commissions and bonuses                                                 5,993          6,747
   Sales and other taxes                                                   2,471          1,122
   Other                                                                   3,473          3,947
                                                                        --------       --------
                                                                        $ 13,826       $ 13,156
                                                                        ========       ========

Note 3.  Commercial Credit Facilities

   The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $5,000,000 of additional borrowings (based on eligible accounts receivable). As of March 31, 2000 and December 31, 1999, outstanding term debt borrowings were approximately $5,600,000 and $5,900,000, respectively. Borrowings bear interest at the bank's prime rate (9.0% and 8.5% as of March 31, 2000 and December 31, 1999, respectively). Principal and interest is due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of March 31, 2000 and December 31, 1999, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2,820,000, in the form of standby letters of credit were issued under its revolving line of credit facility as of March 31, 2000 and December 31, 1999. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and debt service coverage ratio. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with its financial covenants as of March 31, 2000.

Note 4.           Geographic, Segment and Significant Customer Information

   The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker ("CODM") uses for operational decisions and financial performance assessments. The Company's Chief Executive Officer ("CEO") is considered its CODM. The CEO reviews consolidated financial information accompanied by disaggregated information for products and services and revenues by geographic region for purposes of making operating decisions and financial performance assessments. The Company sells its products and provides services worldwide through a direct sales force, independent distributors, value-added resellers, and system integrators. It currently operates in three primary regions, the Americas, which includes North and South America; Europe, which includes Eastern and Western Europe and the Middle East; and Asia/Pacific, which includes the Pacific Rim and the Far East. Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

                                                       Three Months Ended
                                                             March 31,
                                                    ----------------------------
                                                      2000             1999
                                                    --------         --------
Software licenses:
   One-To-One Enterprise                            $  7,068         $  3,827
   One-To-One WebApps                                 33,645            8,956
Services                                              13,678            3,731
Maintenance                                            7,110            1,950
                                                    --------         --------
   Total Revenues                                   $ 61,501         $ 18,464
                                                    ========         ========

Revenues:
   Americas                                         $ 47,534         $ 11,340
   Europe                                             11,532            3,962
   Asia/Pacific                                        2,435            3,162
                                                    --------         --------
   Total Company                                    $ 61,501         $ 18,464
                                                    ========         ========

                                                    March 31,       December 31,
                                                      2000             1999
                                                    --------         --------

Identifiable assets:
   Americas                                         $450,570         $400,858
   Europe                                              7,470            4,122
   Asia/Pacific                                          814            1,148
                                                    --------         --------
   Total Company                                    $458,854         $406,128
                                                    ========         ========

         During the three months ended March 31, 2000 and 1999, no single customer accounted for more than 10% of the Company's total revenues.


Note 5.           Subsequent Events

         On April 14, 2000, the Company issued 14.4 million shares of its common stock in acquisition of all of the outstanding stock of Interleaf, Inc. ("Interleaf"). Under the terms of the agreement, Interleaf shareholders received
1.0395 shares of BroadVision common stock in exchange for each share of Interleaf common stock; or estimated purchase consideration of approximately $802 million, inclusive of $18 million of estimated acquisition and severance costs. The acquisition will be accounted for as a purchase and, accordingly, the purchase price will be allocated based upon the fair value of assets acquired and liabilities assumed. The operating results of Interleaf and acquisition related amortization expense, pertaining to the excess of the purchase price over the fair value of net assets acquired, will be included in the Company's consolidated results of operations commencing as of the date of acquisition.

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


OVERVIEW

   BroadVision develops, markets and supports fully integrated scalable application software solutions specifically designed for one-to-one relationship management across the extended enterprise. These total end-to-end solutions enable businesses to use the Internet as a unique platform to conduct electronic commerce, provide online financial services, offer online interactive customer self-service, and deliver targeted information to all constituents of the extended enterprise. These constituents include but are not limited to customers, suppliers, distributors, partners, and employees.

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

   The Company sells its products and services worldwide through direct sales forces, independent distributors, resellers and system integrators. It also has a global network of strategic business relationships with key industry platform and Web developer partners. The Company also engages in strategic business alliances to assist with its marketing, selling and development of customer applications. In addition, the Company places a strategic emphasis on technology alliances to ensure that its products are based on industry standards and that it is positioned to take advantage of current and emerging technologies. The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications for itself and its customers.


Litigation Settlement

         On February 22, 2000, the Company reached a settlement agreement and entered into a license agreement with Art Technology Group ("ATG") in connection with the lawsuit filed by the Company on December 11, 1998 against ATG alleging infringement on the Company's U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, the Company granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and was paid $8 million by ATG at the effective date of the settlement and will receive a total of $7 million payable in quarterly installments commencing February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002).



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

         Total Company  revenues  increased  233% during the quarter ended March
31, 2000 to $61.5  million as compared  to $18.5  million for the quarter  ended
March 31, 1999. A summary of the Company's revenues by geographic region is as follows:

  (In thousands)                  Software       %       Services       %         Total         %
                                  --------    --------   --------    -------     -------    ---------
  Three Months Ended:

  March 31, 2000
 ---------------
  Americas                         $31,760         78%    $15,525         75%    $47,285         77%
  Europe                             7,259         18       4,364         21      11,623         19
  Asia/Pacific                       1,694          4         899          4       2,593          4
                                   -------    --------    -------    -------     -------    ---------
      Total                        $40,713        100%    $20,788        100%    $61,501        100%
                                   =======    ========    =======    =======     =======    =========

  March 31, 1999
  --------------
  Americas                         $ 7,457         58%    $ 3,883         69%    $11,340         61%
  Europe                             2,467         19       1,495         26       3,962         22
  Asia/Pacific                       2,859         23         303          5       3,162         17
                                   -------    --------    -------    -------     -------    ---------
      Total                        $12,783        100%    $ 5,681        100%    $18,464        100%
                                   =======    ========    =======    =======     =======    =========

         Software product license revenues increased 218% during the quarter ended March 31, 2000 to $40.7 million as compared to $12.8 million for the quarter ended March 31, 1999.

   The increase in software license revenues is a result of continued strong demand for the Company's expanding product line and core competencies both by new customers and existing customers and the growing market for business-to-business and business-to-consumer personalization focused software application solutions. Software product license revenues for its targeted web enabling applications increased to $33.6 million for the quarter ended March 31, 2000, as compared to $9.0 million for the quarter ended March 31, 1999. In addition, deployment related user profile based licensing revenues continues to increase as a result of a larger number of live sites. During the quarter ended March 31, 2000, the Company signed 110 new licensed customers (102 new end-user customers and 8 new partners) which compares with 43 new licensed customers ( 32 end-user customers and 11 new partners) for the quarter ended March 31, 1999. As of March 31, 2000, the Company had a total installed license base of 517 end-user customers and 131 partners, which compares with 415 end-user customers and 123 partners as of December 31, 1999 and 229 end-user customers and 88 partners as of March 31, 1999.

         Professional services revenues increased 266% during the quarter ended March 31, 2000 to $20.8 million as compared to $5.7 million for the quarter ended March 31, 1999.

   The increase in professional services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $7.1 million for the quarter ended March 31, 2000, which compares to $2.0 million for the quarter ended March 31, 1999. During the latter half of 1999, the Company expanded its corporate training facility in Redwood City, California. The Company also added additional training and professional consulting related facilities in Europe and Asia as of December 31, 1999.

   To date the Company has achieved good market acceptance for its products and has experienced continued revenue growth. Management anticipates that international revenues will continue to account for a significant amount of total revenues, and expects to continue to commit significant time and financial resources to the maintenance and ongoing development of direct and indirect international sales and support channels. Our Asia/Pacific operations have experienced a decline in revenues as a result of the generally weak economic conditions of that region. As a result, we expect that any significant growth in international revenues will most likely come from European operations. However, we may be unable to maintain or continue to increase international or domestic market acceptance for our family of products.


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


         A summary of the cost of revenues for the periods presented is as follows:

                                                Three Months Ended
                                                      March 31,
                                        ----------------------------------------
(In thousands)                            2000          %      1999        %
                                        -------        ---   --------   -------
Cost of software licenses[1]            $ 2,064         5%   $   747         6%
Cost of services[2]                      15,673        75%     3,322        59%
                                        -------              --------
Total cost of revenues[3]               $17,737        29%   $ 4,069        22%
                                        =======              =======

[1] - Percentage is calculated based on total software license revenues for the period indicated

[2] - Percentage is calculated based on total services revenues for the period indicated

[3] - Percentage is calculated based on total revenues for the period indicated

         Cost of software licenses increased 176% during the quarter ended March 31, 2000 to $2.1 million as compared to $747,000 for the quarter ended March 31, 1999.

   The increase in cost of license revenues, in absolute dollar terms, was principally a result of increased sales of the Company's products and related third party royalty fees. Cost of license revenues in relative percentage terms decreased principally as a result of the Company renegotiating previously existing percentage-based royalty arrangements into prepaid fixed fee royalties for periods extending through 2004.

         Cost of services increased 372% during the quarter ended March 31, 2000 to $15.7 million as compared to $3.3 million for the quarter ended March 31, 1999.

   The increase in cost of services revenues in absolute dollar terms is a result of higher business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to our professional services staff and the employment of outside consultants to meet short-term consulting demands. The increase in cost of services as a percentage of services revenues is a result of the assimilation of new professional consultants added to the group during the quarter and higher use of outside consultants in relation to the extent previously used during the prior year period.


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

                                          Three Months Ended
                                               March 31,
                                      -----------------------------------------
(In thousands)                          2000       %[1]        1999        %[1]
                                      -------    -------     -------       ----
Research and Development              $ 5,759          9%    $ 2,901         16%
Sales and Marketing                    25,200         41       7,664         41
General and Administrative              3,611          6       1,271          7
                                      -------    -------     -------       ----
Total Operating Expenses              $34,570         56%    $11,836         64%
                                      =======    =======     =======       ====

 [1] - Expressed as a percent of total revenues for the period indicated

         Research and development expenses increased 99% during the quarter ended March 31, 2000 to $5.8 million as compared to $2.9 million for the quarter ended March 31, 1999. The increase in research and development expenses is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of the Company's next generation of products. The Company expects research and development expenses will continue to increase in absolute dollar terms.

         Sales and marketing expenses increased 229% during the quarter ended March 31, 2000 to $25.2 million as compared to $7.7 million for the quarter ended March 31, 1999. The increases in sales and marketing expenses reflect the cost of hiring additional sales and marketing personnel, increased commission payments resulting from higher revenues, developing and expanding sales distribution channels, and expanding promotional activities and marketing related programs. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

         General and administrative expenses increased 184% during the quarter ended March 31, 2000 to $3.6 million as compared to $1.3 million for the quarter ended March 31, 1999. The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional services fees and additional infrastructure to support the expansion of the Company's operations. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.

                                  Income Taxes

         During the quarter ended March 31, 2000, the Company's provision for income taxes was $6.4 million for an effective tax rate of approximately 39%. Due to the Company's continuing trend of positive earnings, the Company has utilized a significant portion of its net operating loss carryforwards and as a result, the Company's effective tax rate is similar to its statutory rate.

LIQUIDITY AND CAPITAL RESOURCES

                                                March 31,        December 31,
              (In thousands)                      2000               1999
                                              ------------         --------
    Cash, cash equivalents and
      short-term investments                  $    370,489         $348,581
                                              ============         ========
    Working capital                           $    327,490         $340,774
                                              ============         ========
    Working capital ratio                          4.6              9.6
                                              ============         ========


         At March 31, 2000, the Company had $370.5 million of cash, cash equivalents and short-term investments, which represents an increase of $21.9 million as compared to December 31, 1999. The Company currently has no significant capital commitments other than obligations under operating leases, commitments of $2.8 million in the form of standby letters of credit and $5.6 million of outstanding term debt under its existing credit facilities with a commercial bank.

         The Company has funded its operations by cash generated from operations and public offerings of its common stock. Public stock offerings during June 1996, March 1998, and November 1999 netted the Company proceeds of $20.7 million, $53.7 million and $210.4 million, respectively.

         Cash provided by operating activities was $29.1 million and $4.4 million, respectively, for the three months ended March 31, 2000 and 1999. Cash used for investing activities was $31.8 million and $1.1 million for the three months ended March 31, 2000 and 1999, respectively, and was primarily for capital expenditures and purchase of investments. Cash provided by financing activities was $6.8 million and $1.7 million for the three months ended March 31, 2000 and 1999, respectively, and consists primarily of proceeds from the issuance of common stock.

         The Company believes that its available cash and short-term investment resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. However, the Company may need to raise additional funds to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.



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

         On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. In connection with the acquisition, the Company issued approximately 14.4 million shares of its common stock for all of the outstanding stock of Interleaf, Inc. The expectation is that the acquisition will result in long-term benefits and will depend in part on whether the companies' operations can be integrated in an efficient and effective manner. There is no assurance that this will occur. The successful integration of Interleaf with the Company will require, among other things, the integration of the companies' respective product offerings and coordination of the companies' sales and marketing efforts and research and development efforts. It is possible that this integration will not be accomplished smoothly or successfully. The diversion of the attention of management and any difficulties encountered in the process of combining the operations of the two organizations could cause the interruption of, or a loss of momentum in, the activities either or both of the companies' businesses, which could have an adverse effect on their combined operations. Furthermore, the process of combining the companies could have a material adverse effect on employee morale and on the ability of the combined Company to retain the key technical and sales and marketing personnel who are critical to the combined companies' future operations. There can be no assurance that employees of Interleaf will continue to work for the Company. Failure to accomplish the integration of the two companies operations efficiently and effectively could have a material adverse effect on the Company's business operating results and financial condition.

         If the integration of BroadVision's and Interleaf's operations is not successful, if the combined company does not experience business synergies as quickly as may be expected by financial analysts, if such synergies are not achieved or are at levels below those expected by financial analysts, or if the accretive/dilutive effect of the merger is not in line with the expectations of financial analysts, the market price of the Company's common stock may be significantly or adversely affected.

         Under the terms of the acquisition agreement, Interleaf shareholders received 1.0395 shares of Broadvision common stock in exchange for each share of Interleaf common stock. The Company currently estimates the purchase consideration to be approximately $802 million, inclusive of $18 million of estimated acquisition and severance costs. The Company expects to incur amortization expense related to the acquisition beginning in the second quarter of the 2000 fiscal year.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company had no derivative financial instruments as of March 31,

2000 or December 31, 1999. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. We do not expect any material loss with respect to our investment portfolio. Our financial instrument holdings as of March 31, 2000 were analyzed to determine their sensitivity to interest rate changes. In our sensitivity analysis, we assumed an adverse change in interest rates of 500 basis points and the expected effect on net income was insignificant.


                           PART II. OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

         On February 22, 2000, the Company reached a settlement agreement and entered into a license agreement with Art Technology Group ("ATG") in connection with the lawsuit filed by the Company on December 11, 1998 against ATG alleging infringement on the Company's U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, the Company granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and was paid $8 million by ATG at the effective date of the settlement and will receive a total of $7 million payable in quarterly installments commencing February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002).

ITEM 2.  CHANGES IN SECURITIES AND USE OF PROCEEDS
         Not applicable

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
         Not applicable

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
         Not applicable

ITEM 5.  OTHER INFORMATION
         Not applicable

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K



        (a)   Exhibits
              Item       Description

              10.19 Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.

              10.20 Triple Net Building Lease dated February 16, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.

              10.21 Triple Net Building Lease dated February 16, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.

              10.22*     2000 Non-Officer Equity Incentive Plan

              27.1       Financial Data Schedule

* Incorporated herein by reference to the applicable Exhibit to the Company's Registration Statement on Form S-8, filed on April 17, 2000, File 333-35114

(b)      Reports on Form 8-K.

                  On March 1, 2000 , the Company filed a Current  Report on Form
              8-K (File No. 0-28252) inclusive of exhibits to reflect retroactively restated financial statements as of December 31,

              1997 and 1998 and for the three year period ended December 31, 1998 in association with its September 29, 1999, three for one stock split.

                  On January 31,  2000,  the Company  filed a Current  Report on
              Form 8-K (File No. 0-28252), attaching as an exhibit its January 26, 2000 press release regarding its definitive agreement to acquire all the outstanding stock of Interleaf, Inc. in exchange for BroadVision common stock at a fixed rate of 1.0395 BroadVision shares for each Interleaf share.


                                   SIGNATURES


         Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                                          BROADVISION, INC

Date:      May 12, 2000                          /s/  Pehong Chen
     ------------------------                    -------------------------------
                                                 Pehong Chen
                                                 President and Chief
                                                 Executive Officer
                                                 (Principal Executive Officer)

Date:      May 12, 2000                          /s/  Randall C. Bolten
     ------------------------                    -------------------------------
                                                 Randall C. Bolten
                                                 Executuve Vice President,
                                                 Operations and Chief
                                                 Financial Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                INDEX TO EXHIBITS



Exhibit
  No.         Description

10.19 Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.

10.20 Triple Net Building Lease dated February 16, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.

10.21 Triple Net Building Lease dated February 16, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.

10.22*        2000 Non-Officer Equity Incentive Plan

27.1          Financial Data Schedule


* Incorporated herein by reference to the applicable Exhibit to the Company's Registration Statement on Form S-8, filed on April 17, 2000, File 333-35114