Form 10-Q
period 2000-06-30
BROADVISION INC
filed 2000-08-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10 - Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter Ended

June 30, 2000

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

                As of August 9, 2000, there were 267,150,685 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q
QUARTER ENDED JUNE 30, 2000

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2000	December 31, 1999

	(unaudited)

ASSETS
Cash and cash equivalents	$148,830	$279,823
Short-term investments	178,424	68,758
Accounts receivable, less allowance for doubtful accounts of
$2,142 and $1,446, for 2000 and 1999, respectively	66,880	26,540
Prepaids and other	9,424	5,085

Total current assets	403,558	380,206
Property and equipment, net	32,334	16,751
Long-term investments	21,632	4,414
Goodwill and other intangibles, net	741,236	—
Other assets	5,657	4,757

Total assets	$1,204,417	$406,128

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$12,299	$5,754
Accrued expenses	27,830	13,156
Unearned revenue	24,574	3,896
Deferred maintenance	30,173	15,228
Income taxes	2,881	16,769
Current portion of long-term debt and capital lease obligations	997	1,247

Total current liabilities	98,754	56,050
Other noncurrent liabilities	867	—
Long-term debt, net of current portion	4,347	4,890

Total liabilities	103,968	60,940

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000
shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares
authorized; 265,963 and 244,812 shares issued and
outstanding for 2000 and 1999, respectively	27	24
Additional paid-in capital	1,141,104	320,259
Deferred compensation	(67)	(226)
Accumulated other comprehensive income, net of tax	5,016	25,925
Accumulated deficit	(45,631)	(794)

Total stockholders’ equity	1,100,449	345,188

Total liabilities and stockholders’ equity	$1,204,417	$406,128

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,

	2000	1999	2000	1999

	(unaudited)		(unaudited)
Revenues:
Software licenses	$56,848	$15,484	$97,562	$28,267
Services	38,496	7,992	59,283	13,673

Total revenues	95,344	23,476	156,845	41,940

Cost of revenues:
Cost of software licenses	1,563	1,037	3,626	1,784
Cost of services	30,282	4,624	45,956	7,945

Total cost of revenues	31,845	5,661	49,582	9,729

Gross profit	63,499	17,815	107,263	32,211

Operating expenses:
Research and development	9,706	3,268	15,465	6,169
Sales and marketing	33,570	10,019	58,770	17,684
General and administrative	6,786	1,611	10,344	2,882
Goodwill and intangible amortization	55,351	—	55,404	—
Charge for acquired in-process
technology	10,100	—	10,100	—

Total operating expenses	115,513	14,898	150,083	26,735

Operating income (loss)	(52,014)	2,917	(42,820)	5,476
Other income, net	3,940	593	11,187	1,110

Income (loss) before provision
for income taxes	(48,074)	3,510	(31,633)	6,586
Provision for income taxes	6,797	195	13,204	334

Net income (loss)	$(54,871)	$3,315	$(44,837)	$6,252

Basic earnings (loss) per share	$(0.21)	$0.01	$(0.18)	$0.03

Diluted earnings (loss) per share	$(0.21)	$0.01	$(0.18)	$0.02

Shares used in computing:

Basic earnings (loss) per share	258,935	226,107	252,288	223,974

Diluted earnings (loss) per share	258,935	253,386	252,288	251,514

Comprehensive income (loss):
Net income (loss)	$(54,871)	$3,315	$(44,837)	$6,252
Other comprehensive income (loss),
net of tax:
Unrealized short-term investment
gains (losses)	(22,097)	2,816	(20,909)	10,045

Total comprehensive income (loss)	$(76,968)	$6,131	$(65,746)	$16,297

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,

	2000	1999

Cash flows from operating activities:
Net income (loss)	$(44,837)	$6,252
Adjustments to reconcile net income to net cash
provided by operating activities:
Depreciation and amortization	4,481	1,921
Amortization of deferred compensation	159	166
Allowance for doubtful accounts	696	230
Amortization of prepaid royalties	592	167
Amortization of prepaid compensation	1,034	-
Charge for acquired in-process technology	10,100	-
Goodwill and intangible amortization	55,404	-
Changes in operating assets and liabilities, net of effects from acquired business:
    Accounts receivable
	(30,108)	(6,348)
    Prepaids and other
	(3,205)	(246)
    Accounts payable and accrued expenses
	4,841	(2,695)
    Unearned revenue and deferred maintenance
	24,291	5,388
Income tax benefit from stock option exercises	13,131	6,167
Other noncurrent assets	(1,990)	-

Net cash provided by operating activities	34,589	11,002

Cash flows from investing activities:
Purchase of property and equipment	(17,168)	(3,865)
Purchase of long-term investments	(14,218)	-
Direct costs of purchase transaction, net of cash acquired	(4,428)	-
Other assets	-	(90)
Purchase of short-term investments	(200,122)	(18,823)
Maturity of short-term investments	55,607	-

Net cash used for investing activities	(180,329)	(22,778)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,539	4,373
Repayments of borrowings	(542)	(324)
Payments on capital lease obligations	(250)	(416)

Net cash provided by financing activities	14,747	3,633

Net decrease in cash and cash equivalents	(130,993)	(8,143)
Cash and cash equivalents at beginning of period	279,823	61,878

Cash and cash equivalents at end of period	$148,830	$53,735

Supplemental disclosures of cash flow information:
Cash paid for interest	$283	$177

Cash paid for income taxes	$593	$431

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

     NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.     Organization and Summary of Significant Accounting Policies

Nature of Business - BroadVision, Inc. (collectively with its wholly-owned subsidiaries, "BroadVision" or the "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops, markets and supports application software solutions specifically designed for one-to-one relationship management across an extended enterprise. These solutions enable businesses to use the Internet as a platform to conduct electronic commerce, provide online customer self-service, deliver targeted information to constituents and provide online financial services. Each of these capabilities can be made available to all constituents of the extended enterprise, including: customers, suppliers, partners, distributors and employees. The BroadVision product suite allows businesses to tailor their website content to the special needs and interests of individual users by personalizing each constituent's visit on a real-time interactive basis. The Company's applications accomplish this by capturing website visitor profile information and targeting an enterprise's organized content to each visitor based on easily constructed business rules. The Company believes the benefits of these applications include greater customer satisfaction and loyalty, increased business volume, enhanced brand awareness, reduced costs to service customers and execute transactions, as well as higher employee productivity. The product offerings inherited through the Interleaf acquisition include XML-based e-content management tools that can, when combined with BroadVision's existing products, create a comprehensive, end-to-end offering for companies needing to manage content rich and transactional e-businesses for delivery over the Web and wireless devices.

Basis of Presentation - The accompanying consolidated financial statements include the accounts of the Company. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of June 30, 2000 and for the three and six months ended June 30, 2000 and 1999 are unaudited. The balance sheet at December 31, 1999, has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with Generally Accepted Accounting Principles. In the Company's opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company's financial position, results of operations, and cash flows for the periods indicated. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company's Form 10-K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company's operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

Reclassifications - Certain prior period balances have been reclassified to conform to the current period presentation.

Stock Splits - On September 29, 1999, the Company's Board of Directors declared a three-for-one common stock split in the form of a stock dividend for stockholders of record as of October 11, 1999. The stock dividend payment date was October 25, 1999 and the Company's common stock traded ex-dividend starting October 26, 1999, reflecting the three-for-one stock split. On February 8 , 2000, the Company's Board of Directors declared a three-for-one common stock split in the form of a stock dividend for stockholders of record as of February 21, 2000. The stock dividend payment date was March 13, 2000 and the Company's common stock traded ex-dividend starting March 14, 2000, reflecting the three-for-one stock split. The accompanying consolidated financial statements and related financial information contained herein has been retroactively restated to give effect for the stock splits.

Net Earnings (Loss) Per Share - Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share are calculated by dividing net income applicable to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares; whereas, diluted earnings per share include common equivalent shares, as determined under the treasury stock method.

         The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Net income (loss)	$(54,871)	$3,315	$(44,837)	$6,252

Weighted average common shares outstanding
utilized for basic earnings (loss) per share	258,935	226,107	252,288	223,974

Weighted average common equivalent shares
outstanding:
Employee common stock options	—	27,009	—	27,270
Common stock warrants	—	270	—	270

Total weighted average common and
common equivalent shares outstanding
utilized for diluted earnings (loss) per
share	258,935	253,386	252,288	251,514

Basic earnings (loss) per share	$(0.21)	$0.01	$(0.18)	$0.03

Diluted earnings (loss) per share	$(0.21)	$0.01	$(0.18)	$0.02

Diluted net loss per share does not include the effect of the following potential common shares at June 30, 2000 (in thousands):

	Three Months Ended	Six Months Ended
	June 30, 2000	June 30, 2000

Employee common stock options	36,412	38,593
Common stock warrants	24	25

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

    In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"),Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will adopt SAB 101 upon its effective date in the fourth quarter of 2000, as required and does not expect the adoption of SAB 101 to have any material effect on its financial position or results of operations.

Note 2.         Selective Balance Sheet Detail

    Property and equipment consisted of the following (in thousands):

	June 30,	December, 31
	2000	1999

Furniture and fixtures	$3,811	$2,323
Computers and software	32,908	17,618
Leasehold improvements	10,189	6,903

	46,908	26,844
Less accumulated depreciation and amortization	(14,574)	(10,093)

	$32,334	$16,751

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2000	1999

Employee benefits	$6,056	$1,340
Commissions and bonuses	8,149	6,747
Sales and other taxes	3,438	1,122
Other	10,187	3,947

	$27,830	$13,156

Note 3.     Commercial Credit Facilities

     The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $10,000,000 of additional borrowings (based on eligible accounts receivable). As of June 30, 2000 and December 31, 1999, outstanding term debt borrowings were approximately $5,300,000 and $5,900,000, respectively. Borrowings bear interest at the bank's prime rate (9.5% and 8.5% as of June 30, 2000 and December 31, 1999, respectively). Principal and interest is due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of June 30, 2000 and December 31, 1999, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $1,000,000 and $2,820,000, in the form of standby letters of credit were issued under its revolving line of credit facility as of June 30, 2000 and December 31, 1999, respectively. Commitments totaling $21,682,641 in the form of standing letters of credit were also issued from a separate financial institution as of June 30, 2000. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and debt service coverage ratio. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with its financial covenants as of June 30, 2000.

Note 4.     Geographic, Segment and Significant Customer Information

    The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker ("CODM") uses for operational decisions and financial performance assessments. The Company's Chief Executive Officer ("CEO") is considered its CODM. The CEO reviews consolidated financial information accompanied by disaggregated information for products and services and revenues by geographic region for purposes of making operating decisions and financial performance assessments. The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers and application service providers ("ASPs"). In addition, the sales of the Company's products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide directly through its Worldwide Professional Services Organization and indirectly through distributors, value-added resellers, ASPs and system integrators. It currently operates in three primary geographical territories: NASA, which includes North and South America; EMEA, which includes Europe, the Middle East, Africa and India; and Asia/Pacific/Japan (APJ), which includes the Pacific Rim and the Far East. Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,

	2000	1999	2000	1999

Software licenses:
One-To-One Enterprise	$8,031	$1,056	$13,735	$4,098
One-To-One WebApps	38,230	12,665	65,384	20,896
Tools	10,587	1,763	18,443	3,273
Services	28,491	5,332	42,168	9,063
Maintenance	10,005	2,660	17,115	4,610

Total Revenues	$95,344	$23,476	$156,845	$41,940

Revenues:
NASA	$64,028	$18,405	$111,313	$29,746
EMEA	21,646	3,675	33,269	7,637
APJ	9,670	1,396	12,263	4,557

Total Company	$95,344	$23,476	$156,845	$41,940

	June 30,	December 31,
	2000	1999

Identifiable assets:
NASA	$1,172,785	$400,858
EMEA	28,711	4,122
APJ	2,921	1,148

Total Company	$1,204,417	$406,128

Prior periods have been restated to reflect changes in software license classifications. During the three and six months ended June 30, 2000, and the three months ended June 30, 1999, no single customer accounted for more than 10% of the Company's total revenues. During the six months ended June 30, 1999, one customer accounted for 11% of the Company's total revenues.

Note 5.     Acquisition

On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries ("Interleaf") pursuant to a statutory merger involving a stock-for-stock exchange. Interleaf's software products and related services enable automated electronic business, or e-business, and also enable the extension of e-business to wireless users. Interleaf provides customers with an integrated, easily implemented e-business solution based on extensible Markup Language, or XML, that enables the design, creation and management of XML-based content for transformation and delivery over the Web and related services. As a result of the acquisition, the

Company will have the ability to combine technological resources to develop a robust Web-based business solution and reduce time to market for the combined Company's products. Through the acquisition of all of the equity securities of Interleaf, BroadVision acquired all of the assets and assumed liabilities of Interleaf and its existing operations which included in-process technology. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 26, 2000 (the "Merger Agreement"), each outstanding share of Interleaf common stock was exchanged for 1.0395 shares of Company common stock for all outstanding shares of Interleaf common stock and all options to purchase shares of Interleaf common stock outstanding immediately prior to the consummation of the Merger were converted into options to purchase shares of Company common stock.

The Company issued 14,391,991 shares of Company common stock with a fair market value of $686.9 million and exchanged options to purchase 2,338,342 shares of Company common stock with a fair market value of $102.7 million. The fair market value of the exchanged options to purchase 2,338,342 shares of Company common stock was valued using the Black-Scholes option-pricing model. In connection with the acquisition, the Company incurred transaction costs consisting primarily of financial advisor, legal and accounting professional fees of $14.8 million, severance costs of $1.0 million and office closure costs of $1.3 million, resulting in a total purchase price of $806.7 million. The results of operations of Interleaf have been included with the Company's results of operations since the April 14, 2000 acquisition date.

The acquisition was accounted for as a purchase business combination. Under this accounting treatment, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

The total purchase price paid for the Interleaf acquisition was allocated as follows (in thousands):

Property and equipment	$2,896
Net assets acquired, excluding property and equipment	(2,284)
Identifiable intangible assets	28,910
In-process research and development	10,100
Goodwill	767,048

Total	$806,670

Based upon the Company's estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to acquired in-Process research and development and $796.0 million was allocated to intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million.

At June 30, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $55.3 million. Goodwill amortization was $53.3 million and other intangible asset amortization was $2.0 million. The goodwill and other intangible assets are being amortized over a three-year period.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six-month period ended June 30, 2000 and 1999 assuming Interleaf had been acquired at the beginning of the periods presented (in thousands, except per share data):

	For the six months ended June 30,
	2000	1999

Revenue	$170,508	$67,486
Net loss	(120,121)	(128,038)
Basic and diluted net loss per share	$(0.47)	$(0.55)

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process technology have not been included in the unaudited pro forma results because they are nonrecurring. See Management's Discussion and Analysis of Financial Condition and Results of Operations for more information concerning the acquisition of Interleaf.

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

        The BroadVision product suite allows businesses to tailor their website content to the special needs and interests of individual users by personalizing each constituent's visit on a real-time interactive basis. Our applications accomplish this by capturing website visitor profile information and targeting an enterprise's organized content to each visitor based on easily constructed business rules. We believe the benefits of these applications include greater customer satisfaction and loyalty, increased business volume, enhanced brand awareness, reduced costs to service customers and execute transactions, as well as higher employee productivity. The product offerings inherited through the Interleaf acquisition include XML-based e-content management tools that can, when combined with BroadVision's existing products, create one of the most comprehensive, end-to-end offerings for companies needing to manage content-rich and transactional e-businesses for delivery over the Web and wireless devices.

        The Company sells its products and services worldwide through a direct sales forces and through a channel of independent distributors, value-added resellers and application service providers ("ASPs"). In addition, the sales of the Company's products are promoted through independent professional consulting organizations known as system integrators and through members of a global network of strategic business relationships with key industry platform and Web developer partners. The Company also engages in strategic business alliances to assist with its marketing, selling and development of customer applications. In addition, the Company places a strategic emphasis on technology alliances to ensure that its products are based on industry standards and that it is positioned to take advantage of current and emerging technologies. All of these independent entities are often referred to in this document as "partners". The benefits of this app roach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications for itself and its customers.

RESULTS OF OPERATIONS

Revenues

        The Company's revenues are derived from software license fees and fees charged for its services. Software is generally licensed for development use and for deployment of the customer's website using the software. Deployment licenses are generally based on the number of persons who register on a customer's website using the Company's software. The Company recognizes software license revenues when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable.

        The Company's professional services are provided through its Worldwide Professional Services Organization ("WPSO") operation, presently comprised of the the Technical Services Group, the Content and Strategic Services Group, the e-publications Group, BroadVision University, and the Worldwide Customer Support Group. The first three groups provide consulting services, the fourth group provides training-related services to employees, customers, and partners, and the last group provides software maintenance services (including technical support) to the Company's customers and partners. Revenue from consulting services are typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period.

        Total Company revenues increased 306% during the quarter ended June 30, 2000 to $95.3 million as compared to $23.5 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, total Company revenues increased 274% to $156.8 million as compared to $41.9 million for the comparable period during 1999. A summary of the Company's revenues by geographic region is as follows:

(In thousands)	Software	%	Services	%	Total	%

Three Months Ended:
June 30, 2000
NASA	$34,368	60%	$29,660	77%	$64,028	67%
EMEA	14,819	26	6,827	18	21,646	23
APJ	7,661	14	2,009	5	9,670	10

Total	$56,848	100%	$38,496	100%	$95,344	100%

June 30, 1999
NASA	$12,163	79%	$6,242	78%	$18,405	78%
EMEA	2,362	15	1,313	16	3,675	16
APJ	959	6	437	6	1,396	6

Total	$15,484	100%	$7,992	100%	$23,476	100%

Six Months Ended:
June 30, 2000
NASA	$66,129	68%	$45,184	76%	$111,313	71%
EMEA	22,078	23	11,191	19	33,269	21
APJ	9,355	9	2,908	5	12,263	8

Total	$97,562	100%	$59,283	100%	$156,845	100%

June 30, 1999
NASA	$19,619	69%	$10,127	74%	$29,746	71%
EMEA	4,830	17	2,807	21	7,637	18
APJ	3,818	14	739	5	4,557	11

Total	$28,267	100%	$13,673	100%	$41,940	100%

        Software product license revenues increased 267% during the current quarter ended June 30, 2000 to $56.8 million as compared to $15.5 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, license revenues increased 245% to $97.6 million as compared to $28.3 million for the comparable period during 1999.

        The increase in software license revenues is a result of continued strong demand by existing and new customers for the Company's expanding product line and core competencies and the growing market for business-to-business and business-to-consumer e-commerce software application solutions. Software license revenue also increased in the quarter ended June 30, 2000 as a result of sales of software licenses of products acquired in the Interleaf transaction. In addition, software license revenues for the Company's web-applications increased to $8.0 million for the quarter ended June 30, 2000, as compared to $1.1 million for the quarter ended June 30, 1999. Software product license revenues for web-enabling applications increased to $13.7 million for the six months ended June 30, 2000, as compared to $4.1 million for the six months ended June 30, 1999. The Company believes that the requirements of customers to be able to handle more registered visitors t o their websites after they have "gone live" (i.e., been deployed) has resulted in a continued increase in deployment license revenues. During the quarter ended June 30, 2000, the Company signed license agreements with 161 new customers (136 end-user customers and 25 partner organizations), compared to 63 new customers (51 end users and 12 partner organizations) for the quarter ended June 30, 1999. The Company signed license agreements with 271 new customers (238 end-user organizations and 33 partner organizations) for the six months ended June 30, 2000, compared to 106 new licensed customers (83 end-users and 23 partner organizations) for the six months ended June 30, 1999. As of June 30, 2000, the Company had a total installed base of 764 end-customers and 156 partners, which compares with 415 end-user customers and 123 partners as of December 31, 1999 and 280 end-user customers and 100 partners as of June 30, 1999.

        Total services revenues increased 382% during the current quarter ended June 30, 2000 to $38.5 million as compared to $8.0 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, services revenues increased 334% to $59.3 million as compared to $13.7 million for the comparable period during 1999.

        The increase in professional services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $10.0 million for the quarter ended June 30, 2000 as compared to $2.7 million for the quarter ended June 30, 1999. Maintenance related fees were $17.1 million for the six months ended June 30, 2000 as compared to $4.6 million for the six months ended June 30, 1999. The Company also experienced increases in services and maintenance revenues as a result of the Interleaf acquisition. During the first half of 2000, the Company expanded its corporate training facilities by building new training centers in Chicago, Illinois, the United Kingdom and Taipei, Taiwan.

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

A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

(In thousands)	2000	%	1999	%	2000	%	1999	%

Cost of software licenses [1]	$1,563	3%	$1,037	7%	$3,626	4%	$1,784	6%
Cost of services [2]	30,282	79	4,624	58	45,956	78	7,945	58

Total cost of revenues [3]	$31,845	33%	$5,661	24%	$49,582	32%	$9,729	23%

[1] - Percentage is calculated based on total software license revenues for the period indicated
[2] - Percentage is calculated based on total services revenues for the period indicated
[3] - Percentage is calculated based on total revenues for the period indicated

     Cost of software licenses increased 51% in absolute dollar terms during the current quarter ended June 30, 2000 to $1.6 million as compared to $1.0 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, cost of software licenses increased 103% to $3.6 million as compared to $1.8 million for the comparable period during 1999.

        In absolute dollar terms, the increases in cost of software licenses in both comparative periods were principally a result of increased sales of the Company's products and of royalty-bearing third party products. In relative percentage terms, cost of software licenses decreased principally as a result of the Company renegotiating the royalty provisions of agreements with two software suppliers from per copy royalties to fixed fee prepaid license fees.

        Cost of services increased 555% during the current quarter ended June 30, 2000 to $30.3 million as compared to $4.6 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, cost of services increased 478% to $46.0 million as compared to $7.9 million for the comparable period during 1999.

        In absolute dollar terms, the increases in cost of services in both comparative periods were a result of higher business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to our professional services staff and the employment of outside consultants to meet short-term consulting demands. As a percentage of services revenue, the increase in cost of services is a result of hiring new employees within WPSO who do not generate revenue during their internal training period and higher use of outside consultants in relation to the extent previously used during the prior year period.

Operating Expenses and Other Income, net

        Research and development expenses consist primarily of salaries, employee-related benefit costs, and consulting fees incurred in association with the development of the Company's products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred by the Company subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any software development costs.

        Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment, and marketing program related expenditures (e.g. collateral materials, trade shows, public relations, advertising and creative services).

        General and administrative expenses consist primarily of salaries, employee-related benefit costs, and professional service fees.

	Three Months Ended June 30,				Six Months Ended June 30,

(In thousands)	2000	% [1]	1999	% [1]	2000	% [1]	1999	% [1]

Research and development	$9,706	10%	$3,268	14%	$15,465	10%	$6,169	15%
Sales and marketing	33,570	35	10,019	43	58,770	38	17,684	42
General and administrative	6,786	7	1,611	7	10,344	7	2,882	7
Goodwill and intangible
amortization	55,351	58	—	—	55,404	35	—	—
Charge for acquired in-process
technology	10,100	11	—	—	10,100	6	—	—

Total Operating Expenses	$115,513	121%	$14,898	64%	$150,083	96%	$26,735	64%

[1] - Expressed as a percent of total revenues for the period indicated

         Research and development expenses increased 197% during the current quarter ended June 30, 2000 to $9.7 million as compared to $3.3 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, research and development expenses increased 151% to $15.5 million as compared to $6.2 million for the comparable period during 1999. The increase in research and development expenses is primarily attributable to increased personnel, as a result of additional hires as well as employees acquired in the Interleaf transaction, involved in the enhancement of existing applications and the development of the Company's next generation of products. The Company expects research and development expenses will continue to increase in absolute dollar terms.

        Sales and marketing expenses increased 235% during the current quarter ended June 30, 2000 to $33.6 million as compared to $10.0 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, sales and marketing expenses increased 232% to $58.8 million as compared to $17.7 million for the comparable period during 1999. The increases in sales and marketing expenses reflect the cost of increased sales and marketing personnel from additional hires as well as employees acquired in the Interleaf transaction, increased sales commissions paid on the greater sales levels, expenditures made to develop and expand sales distribution channels, and costs incurred for increased promotional activities and marketing related programs. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

        General and administrative expenses increased 321% during the current quarter ended June 30, 2000 to $6.8 million as compared to $1.6 million for the quarter ended June 30, 1999. For the six months ended June 30, 2000, general and administrative expenses increased 259% to $10.3 million as compared to $2.9 million for the comparable period during 1999. The increase in general and administrative expenses is attributable to additional administrative and management personnel as a result of additional hires and employees acquired in the Interleaf transaction, higher professional fees and additional infrastructure to support the expansion of the Company's operations. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.

         Amortization of goodwill and other intangibles. As described in Note 5 in the Notes to the Condensed Consolidated Financial Statements above, the Company acquired Interleaf in the quarter ended June 30, 2000. The Company has accounted for the acquisition as a purchase business combination. As a result of this transaction, the Company has recorded goodwill and other intangible assets on the balance sheet of $796.0 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $55.3 million in the quarter ended June 30, 2000. The remaining $740.7 million of goodwill and other intangible assets will be amortized on a straight-line basis through the quarter ended June 30, 2003. Please see Note 5 in the Notes to the Condensed Consolidated Financial Statements for a more detailed discussion of the charge for in-process technology.

        In-process technology. In connection with the Interleaf acquisition the Company recorded a charge of $10.1 million in the quarter ended June 30, 2000. Please see Note 5 in the Notes to the Condensed Consolidated Financial Statements for a detailed discussion of the acquisition of Interleaf. Based upon the Company's estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to acquired in-process technology and $796.0 million was allocated to goodwill and intangible assets. The amounts allocated to goodwill and intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million. The Company used the cost approach to estimate the value of the assembled workforce and the income approach to estimate the value of the business and technology projects acquired. The income approach takes into consideration the expected future cash flows attributable to the technology projects and discounts these cash flows to present value at a rate that appropriately reflects their risk. The value assigned to in-process technology was the amount attributable to the efforts of the seller up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased technology projects at the time of acquisition. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. The cash flows for the completed and in-process technologies were discounted using discount rates of 15.0% to 35.0%.

        The fair market value of the technologies acquired have been grouped in three classifications. Completed Technology represents technology that has successfully completed final Beta test. In-Process Technology represents technology that, as of the valuation date, has not yet entered Beta test or has commenced but not yet successfully completed final Beta test and has no alternative future use. Core Technology is technology that is being used in not only the current products and in-process technology projects, but also in future, not yet defined projects. Completed technologies are defined as those that have reached technological feasibility. The Company defines technological feasibility as the point at which the technologies have successfully completed Beta test.

        The Completed Technologies include projects that enable companies to create, manage and deliver e-content for web enabled applications, using XML as its technology backbone and Microsoft Word for content creation. These projects also enable companies to manage XML and non-XML documents throughout their lifecycle in one integrated system.

         The In-Process Technologies include a project to develop a version of current software which will run on a Unix-based operating system. As of the valuation date, the development of this project was approximately 34% complete and there was significant technological risk remaining. Another in-process technology project is an upgrade to an existing product that will take into account new W3C standards being developed for XML as well as provide the capability for a user to author and create documents for a specific output device. As of the valuation date, this project was approximately 6% complete. This technology is not expected to reach technological feasibility until December of fiscal 2000. The final in-process technology project is being developed to provide a new, cost-effective means for a website to deliver content both to full-function personal computers and to reduced-function devices such as wireless telephones and wireless person al digital assistants. As of the valuation date, this project was approximately 57% complete.

        Core technology encompasses both leveraged code and general technological know-how, experience, and expertise regarding the design, manufacture and development of content management technology in existing products and it is therefore not appropriate to consider the value of the core technology to be part of the estimated value of in-process technology. Thus, the value of the in-process technology has been isolated by allocating a portion of the cash flow to this core technology that gives full recognition to its contribution.

        As noted above, the income forecast method was used to value the business and technology projects acquired. The value of the acquired in-process technology and the completed technologies was estimated by discounting to present value the free cash flows generated by the products, with which the technologies are associated, over the remaining economic lives of the technologies. Discount rates used ranged from 15% to 35% and were based upon the relative risk associated with the completed technologies and the incomplete development projects and upon considerations such as stage of completion, remaining development milestones, technological uncertainties, and projected cost to complete. The Company believes that these discount rates are consistent with the overall costs of capital and the relative risks of the completed technologies and the R&D project. The Company has valued the in-process technology using the "Percentage Completion Approach" as suggested by t he U.S. Securities and Exchange Commission. This approach varies from the traditional discounted cash flow approach that is used to value in-process technology. The Percentage Completion Approach does not include completion costs in the discounted cash flow analysis and the present value of future cash flows is multiplied by the estimated percentage complete as of the valuation date to determine the value of the acquired in-process technology.

        The cost approach was utilized to value the assembled workforce. This approach considers the concept of avoided costs as an indicator of value and is an appropriate method for estimating the fair market value of an asset where reliable data for sales of comparable property are not available and where the property does not directly produce an income stream. The basis of the valuation is the estimated cost to recruit and train the new work force.

         As part of the Purchase and Sale Agreement and the closing compilation documents, Non-Compete Agreements (the "Agreements") were executed with certain Interleaf employees. No value of the aggregate purchase price was allocated to the Agreements based upon numerous facts and circumstances such as the likelihood of employees leaving the Company and the effect on performance of the Company these employees would have should they leave the Company and were not barred from competing.

Income Taxes

        During the quarter ended June 30, 2000, the Company recognized tax expense of $6.8 million for an effective tax rate of approximately 39%. For the six months ended June 30, 2000, the Company recognized tax expense of $13.2 million for an effective tax rate of approximately 39%. Due to the Company's continuing trend of positive earnings, the Company has utilized a significant portion of its net operating loss carryforwards and as a result, the Company's effective tax rate is similar to its statutory rate.

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

LIQUIDITY AND CAPITAL RESOURCES

	June 30,	December 31,
(In thousands)	2000	1999

Cash, cash equivalents and
liquid short-term investments	$327,254	$348,581

Working capital	$304,804	$324,156

Working capital ratio	4.1 : 1	6.8 : 1

        At June 30, 2000, the Company had $327.3 million of cash, cash equivalents and liquid short-term investments, which represents a decrease of $21.3 million as compared to December 31, 1999. The Company currently has no significant capital commitments other than obligations under operating leases and $ 5.3 million of outstanding term debt under its existing credit facility with a commercial bank.

         Cash provided by operating activities was $34.6 million and $11.0 million for the six months ended June 30, 2000 and 1999, respectively. Cash used for investing activities was $180.3 million and $22.8 million for the six months ended June 30, 2000 and 1999, respectively, and was primarily for capital expenditures and purchase of short-term and long-term investments. Cash provided by financing activities was $14.8 million and $3.6 million for the six months ended June 30, 2000 and 1999, respectively, and consists primarily of proceeds from the issuance of common stock.

        The Company believes that its available cash and short-term investment resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under "Risk Factors" and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies, or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements, or otherwise. If additional funds are ra ised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution, or such equity securities may have rights, preferences, or privileges senior to those of the holders of the Company's common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities, or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company's business, financial condition, and operating results.

FACTORS AFFECTING QUARTERLY OPERATING RESULTS

        The Company may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein with this quarterly report on Form 10-Q, as contained in the Company's annual report on Form 10-K under the caption "Risk Factors" and elsewhere therein, and as disclosed in other documents filed with the Securities and Exchange Commission.

        Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, market acceptance of new products, the mix of the Company's products sold, changes in pricing policies by the Company or its competitors, the ability of the Company to retain customers, changes in the Company's sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of service agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90-days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which the Company's products are sold, the mix of international and domestic sales, the rate at which new s ales people become productive, changes in the level of operating expenses to support projected growth, and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company's operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance.

        It is likely that the Company's future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company's common stock. The Company anticipates that its operating expenses will continue to be substantial in relation to total revenues as it continues the development of its technology, increases its sales and marketing activities, creates and expands its distribution channels, grows its professional services organization and implements the administrative infrastructure to support those operations.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET
                RISK

        The Company's exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company had no derivative financial instruments as of June 30, 2000 or December 31, 1999. The Company invests in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to the investment portfolio. The Company's financial instrument holdings as of June 30, 2000 were analyzed to determine their sensitivity to interest rate changes. In the sensitivity analysis, the Company assumed an adverse change in interest rates of 250 basis points and the potential effect on the financial statements was not material.

PART II.    OTHER INFORMATION

ITEM 1.     LEGAL PROCEEDINGS
                   Not applicable

ITEM 2.     CHANGES IN SECURITIES AND USE OF PROCEEDS

           (a)    Modification of Constituent Instruments
                   Not applicable.

           (b)    Change in Rights
                   Not applicable.

           (c)    Changes in Securities
                   Not applicable.

ITEM 3.     DEFAULTS UPON SENIOR SECURITIES
                   Not applicable

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)    The Annual Meeting of Stockholders of the Company was held on June 20, 2000.
(b)    Pehong Chen, David L. Anderson, Yogen K. Dalal, Koh Boon Hwee, Todd A. Garrett, Klaus Luft and Carl Pascarella were elected as directors.
(c)    The matters voted upon and the voting of the stockholders with respect thereto are as follows:
        (i)        The election of directors:
	For	Withheld

Pehong Chen	213,481,058	278,849
David L. Anderson	213,488,635	271,272
Yogen K. Dalal	194,725,981	19,033,926
Koh Boon Hwee	213,475,815	284,092
Todd A. Garrett	213,488,381	271,526
Klaus Luft	213,479,035	280,872
Carl Pascarella	213,479,755	280,152

(ii) To approve the Company's Certificate of Incorporation, as amended and restated, to increase the number of shares of common stock, par value $.0001 per share, to 2,000,000,000:

For:	168,381,793	Against:	45,162,127
Abstain:	212,176	Not Voted	3,811

  (iii) To approve the Company's Equity Incentive Plan, as amended, to increase the number of shares of common stock authorized for issuance thereunder by 13,125,000:

For:	154,934,026	Against:	57,860,680
Abstain:	207,690	Not Voted	757,511

  (iv) To ratify the appointment of Arthur Andersen LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2000:

For:	213,530,742	Against:	114,532
Abstain:	114,633	Not Voted	N/A

ITEM 5.     OTHER INFORMATION

                   Not applicable

ITEM 6.     EXHIBITS AND REPORTS ON FORM 8-K

(a)	Exhibits
	Item		Description

	3.1		Amendment of Certificate of Incorporation
	10.19		Building lease dated March 21, 2000 between VEF III Funding LLC, as Landlord and Interleaf, Inc., as Tenant for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
	10.20		Amendment, dated April 26, 2000, of lease dated March 21, 2000 between VEF III Funding LLC, as Landlord and Interleaf, Inc., as Tenant for premises located at 400 Fifth Avenue, Waltham, Massachusetts
	10.21	*	Equity Incentive Plan, as amended (The "Equity Incentive Plan").
	27.1		Financial Data Schedule

*     Filed as an exhibit to the Company's Proxy Statement filed on May 25, 2000 and incorporated herein by reference.

(b)	Reports on Form 8-K
     A current report on Form 8-K was filed with the Securities and Exchange Commission by BroadVision on April 14, 2000 to report the consummation of the Company's merger with Interleaf, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC

Date:	August 14, 2000	/s/ Pehong Chen

Pehong Chen
President and Chief Executive Officer
(Principal Executive Officer)

Date:	August 14, 2000	/s/ Randall C. Bolten

Randall C. Bolten
Executive Vice President
and Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS

Exhibit
No.		Description

3.1		Amendment of Certificate of Incorporation
10.19		Building lease dated March 21, 2000 between VEF III Funding LLC, as Landlord and Interleaf, Inc., as Tenant for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.20		Amendment, dated April 26, 2000, of lease dated March 21, 2000 between VEF III Funding LLC, as Landlord and Interleaf, Inc., as Tenant for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.21	*	Equity Incentive Plan, as amended (The "Equity Incentive Plan").
27.1		Financial Data Schedule
	*	Filed as an exhibit to the Company's Proxy Statement filed on May 25, 2000 and incorporated herein by reference.