Form 10-Q
period 2000-09-30
BROADVISION INC
filed 2000-11-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q

(Mark One)

[X]	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2000

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0-28252
(Commission File Number)

BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3184303 (I.R.S. Employer Identification Number)

585 Broadway, Redwood City, California (Address of principal executive offices)	94063 (Zip code)

(650) 261-5100
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [x] No [  ]

             As of November 9, 2000, there were 269,141,816 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2000

SIGNATURES	21

PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2000	December 31, 1999

	(unaudited)
ASSETS

Cash and cash equivalents	$156,401	$279,823
Short-term investments	110,526	68,758
Accounts receivable, less allowance for doubtful accounts of $2,805 and $1,446, for 2000 and 1999, respectively	92,579	26,540
Prepaids and other	13,139	5,085

Total current assets	372,645	380,206

Property and equipment, net	42,234	16,751
Long-term investments	81,291	4,414
Goodwill and other intangibles, net	674,876	—
Other assets	6,624	4,757

Total assets	$1,177,670	$406,128

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$12,824	$5,754
Accrued expenses	41,658	13,156
Unearned revenue	16,897	3,896
Deferred maintenance	37,179	15,228
Income taxes	—	16,769
Current portion of long-term debt and capital lease obligations	977	1,247

Total current liabilities	109,535	56,050

Other noncurrent liabilities	884	—
Long-term debt, net of current portion	4,113	4,890

Total liabilities	114,532	60,940

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 267,977 and 244,812 shares issued and outstanding for 2000 and 1999, respectively	27	24
Additional paid-in capital	1,161,642	320,259
Deferred compensation	—	(226)
Accumulated other comprehensive income (loss), net of tax	(144)	25,925
Accumulated deficit	(98,387)	(794)

Total stockholders’ equity	1,063,138	345,188

Total liabilities and stockholders’ equity	$1,177,670	$406,128

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

	(unaudited)
Revenues:
Software licenses	$72,351	$18,954	$169,913	$47,221
Services	47,843	10,877	107,126	24,550

Total revenues	120,194	29,831	277,039	71,771

Cost of revenues:
Cost of software licenses	1,395	676	5,021	2,460
Cost of services	34,015	7,241	79,971	15,186

Total cost of revenues	35,410	7,917	84,992	17,646

Gross profit	84,784	21,914	192,047	54,125

Operating expenses:
Research and development	14,988	3,816	30,453	9,986
Sales and marketing	43,799	12,136	102,569	29,819
General and administrative	8,198	2,119	18,542	5,001
Goodwill and intangible amortization	66,308	—	121,712	—
Charge for acquired in-process technology	—	—	10,100	—

Total operating expenses	133,293	18,071	283,376	44,806

Operating income (loss)	(48,509)	3,843	(91,329)	9,319

Other income, net	4,318	891	15,505	2,001

Income (loss) before provision for income taxes	(44,191)	4,734	(75,824)	11,320

Provision for income taxes	8,565	240	21,769	573

Net income (loss)	$(52,756)	$4,494	$(97,593)	$10,747

Basic earnings (loss) per share	$(0.20)	$0.02	$(0.38)	$0.05

Diluted earnings (loss) per share	$(0.20)	$0.02	$(0.38)	$0.04

Shares used in computing:

Basic earnings (loss) per share	266,368	229,005	257,254	225,918

Diluted earnings (loss) per share	266,368	259,947	257,254	254,259

Comprehensive income (loss):
Net income (loss)	$(52,756)	$4,494	$(97,593)	$10,747
Other comprehensive income (loss), net of tax:
Unrealized investment gains (losses)	(5,160)	(2,102)	(26,070)	7,943

Total comprehensive income (loss)	$(57,916)	$2,392	$(123,663)	$18,690

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,

	2000	1999

	(unaudited)
Cash flows from operating activities:
Net income (loss)	$(97,593)	$10,747
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,347	2,994
Amortization of deferred compensation	226	248
Allowance for doubtful accounts	1,359	433
Amortization of prepaid royalties	996	250
Amortization of prepaid compensation	1,456	—
Charge for acquired in-process technology	10,100	—
Goodwill and intangible amortization	121,712	—
Changes in operating assets and liabilities, net of effects from acquired business:
Accounts receivable	(56,470)	(8,163)
Prepaids and other	(7,510)	(429)
Accounts payable and accrued expenses	21,675	(7,743)
Unearned revenue and deferred maintenance	23,620	7,241
Income tax benefit from stock option exercises	21,079	13,330
Other noncurrent assets	(2,891)	—

Net cash provided by operating activities	45,106	18,908

Cash flows from investing activities:
Purchase of property and equipment	(29,934)	(7,790)
Purchase of long-term investments	(76,033)	(750)
Direct costs of purchase transaction, net of cash acquired	(6,039)	—
Other assets	—	(2,618)
Purchase of short-term investments	(175,947)	(24,201)
Maturity of short-term investments	92,956	—

Net cash used for investing activities	(194,997)	(35,359)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	27,757	7,993
Proceeds from borrowings, net	—	2,535
Repayments of borrowings	(1,018)	—
Payments on capital lease obligations	(270)	(632)

Net cash provided by financing activities	26,469	9,896

Net decrease in cash and cash equivalents	(123,422)	(6,555)
Cash and cash equivalents at beginning of period	279,823	61,878

Cash and cash equivalents at end of period	$156,401	$55,323

Supplemental disclosures of cash flow information:
Cash paid for interest	$422	$267

Cash paid for income taxes	$1,165	$511

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Summary of Significant Accounting Policies

             Nature of Business—BroadVision, Inc. (collectively with its wholly-owned subsidiaries, “BroadVision” or the “Company” ) was incorporated in the state of Delaware on May 13, 1993. BroadVision develops and delivers an integrated suite of packaged applications for conducting e-commerce interactions and transactions. Companies use these applications to sell, buy and exchange information over the web and on wireless devices. The Company believes its e-commerce application suite enables a business to become more competitive and profitable by establishing and sustaining high-yield relationships with customers, suppliers and employees through integration, automation and personalization of the e-commerce value chain. BroadVision service professionals transform these applications into business value for its customers through consulting, education and support services.

             The BroadVision product suite allows businesses to tailor their website content to the special needs and interests of individual users by personalizing each constituent’s visit on a real-time interactive basis. The Company’s applications accomplish this by capturing website visitor profile information and targeting an enterprise’s content to each visitor based on easily constructed business rules. The Company believes the benefits of these applications include greater customer satisfaction and loyalty, increased business volume, enhanced brand awareness, reduced costs to service customers and execute transactions, as well as higher employee productivity. The Company’s XML-based content management tools can, when combined with BroadVision’s other product offerings, create a comprehensive, end-to-end offering for companies needing to manage content-rich and transactional e-businesses for delivery over the web and wireless devices.

             The Company sells its products and services worldwide through a direct sales force and a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, the Company’s sales are promoted through independent professional consulting organizations known as systems integrators or consulting partners and through members of a global network of strategic business relationships with key industry platform and web developer partners. The Company also engages in strategic business alliances to assist with the marketing, selling and development of its customers applications. The Company places a strategic emphasis on technology alliances to ensure that its products are based on industry standards and to position it to take advantage of current and emerging technologies. All of these independent entities are often referred to in this document as “partners.” The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications for itself and its customers.

             Basis of Presentation—The accompanying consolidated financial statements include the accounts of the Company. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of September 30, 2000 and for the three and nine months ended September 30, 2000 and 1999 are unaudited. The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles. In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations, and cash flows for the periods indicated. The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s Form 10-K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

             Reclassifications—Certain prior period balances have been reclassified to conform to the current period presentation.

             Stock Splits—On September 29, 1999, the Company’s Board of Directors declared a three-for-one common stock split in the form of a stock dividend for stockholders of record as of October 11, 1999. The stock dividend payment date was October 25, 1999 and the Company’s common stock traded ex-dividend starting October 26, 1999, reflecting the three-for-one stock split. On February 8, 2000, the Company’s Board of Directors declared a three-for-one common stock split in the form of a stock dividend for stockholders of record as of February 21, 2000. The stock dividend payment date was March 13, 2000 and the Company’s common stock traded ex-dividend starting March 14, 2000, reflecting the three-for-one stock split. The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the stock splits.

             Net Earnings (Loss) Per Share—Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share are calculated by dividing net income applicable to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares whereas diluted earnings per share include common equivalent shares, as determined under the treasury stock method.

             The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Net income (loss)	$(52,756)	$4,494	$(97,593)	$10,747

Weighted average common shares outstanding utilized for basic earnings (loss) per share	266,368	229,005	257,254	225,918

Weighted average common equivalent shares outstanding:
Employee common stock options	—	30,726	—	28,086
Common stock warrants	—	216	—	255

Total weighted average common and common equivalent shares outstanding utilized for diluted earnings (loss) per share	266,368	259,947	257,254	254,259

Basic earnings (loss) per share	$(0.20)	$0.02	$(0.38)	$0.05

Diluted earnings (loss) per share	$(0.20)	$0.02	$(0.38)	$0.04

             Diluted net loss per share does not include the effect of the following potential common shares at September 30, 2000, as such shares would be anti-dilutive (in thousands):

	Three Months Ended September 30, 2000	Nine Months Ended September 30, 2000

Employee common stock options	32,665	36,603
Common stock warrants	22	24

             New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to record and carry all derivative instruments at fair value as either assets or liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it qualifies as part of a hedging relationship, has been so designated as such and the underlying reason for holding it. The Company must adopt SFAS No. 133, as amended, by January 1, 2001, and does not expect such adoption will have any material effect on its financial statements.

             In December 1999, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 101 (“SAB 101”), Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation, and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company will adopt SAB 101 upon its effective date in the fourth quarter of 2000, as required and does not expect the adoption of SAB 101 to have any material effect on its financial position or results of operations.

             In March 2000, the FASB issued Interpretation No. 44, “Accounting for Certain Transactions Involving Stock Compensation”, an interpretation of Accounting Principles Board, (“APB”), Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on the Company’s financial position, results of operations, or cash flows.

Note 2.   Selective Balance Sheet Detail

             Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2000	1999

Furniture and fixtures	$4,805	$2,323
Computers and software	43,036	17,618
Leasehold improvements	11,833	6,903

	59,674	26,844
Less accumulated depreciation and amortization	(17,440)	(10,093)

	$42,234	$16,751

             Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2000	1999

Employee benefits	$11,136	$1,340
Commissions and bonuses	16,730	6,747
Sales and other taxes	1,410	1,122
Other	12,382	3,947

	$41,658	$13,156

Note 3.   Commercial Credit Facilities

             The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $10,000,000 of additional borrowings based on eligible accounts receivable. As of September 30, 2000 and December 31, 1999, outstanding term debt borrowings were approximately $5,100,000 and $5,900,000, respectively. Borrowings bear interest at the bank’s prime rate (9.5% and 8.5% as of September 30, 2000 and December 31, 1999, respectively). Principal and interest are due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of September 30, 2000 and December 31, 1999, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $3,809,000 and $2,820,000 in the form of standby letters of credit were issued under its revolving line of credit facility as of September 30, 2000 and December 31, 1999, respectively. Commitments totaling $21,682,641 in the form of standby letters of credit were also issued from a separate financial institution as of September 30, 2000. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and debt service coverage ratio. Borrowings are collateralized by a security interest in substantially all of the Company’s owned assets. The Company was in compliance with its financial covenants as of September 30, 2000.

Note 4.   Geographic, Segment and Significant Customer Information

             The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The methodology for determining what information is reported is based on the organization of operating segments and the related information that the Chief Operating Decision Maker (“CODM”) uses for operational decisions and financial performance assessments. The Company’s Chief Executive Officer (“CEO”) is considered its CODM. The CEO reviews consolidated financial information accompanied by disaggregated information for products and services and revenues by geographic region for purposes of making operating decisions and financial performance assessments. The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide directly through its Worldwide Professional Services Organization and indirectly through distributors, VARs, ASPs and system integrators. It currently operates in three primary geographical territories: NASA, which includes North and South America; EMEA, which includes Europe, the Middle East, Africa and India; and Asia/Pacific/Japan (APJ), which includes the Pacific Rim and the Far East. Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,

	2000	1999	2000	1999

Software licenses:
One-To-One Enterprise	$7,941	$2,548	$21,676	$6,646
One-To-One WebApps	53,083	13,739	118,467	34,633
Tools	11,327	2,667	29,770	5,942
Services	35,054	7,260	77,223	16,323
Maintenance	12,789	3,617	29,903	8,227

Total Revenues	$120,194	$29,831	$277,039	$71,771

Revenues:
NASA	$79,607	$20,266	$190,920	$50,012
EMEA	30,921	7,807	64,190	15,444
APJ	9,666	1,758	21,929	6,315

Total Company	$120,194	$29,831	$277,039	$71,771

	September 30, 2000	December 31, 1999

Identifiable assets:
NASA	$1,140,327	$400,858
EMEA	32,027	4,122
APJ	5,316	1,148

Total Company	$1,177,670	$406,128

             Prior periods have been restated to reflect changes in software license classifications. During the nine months ended September 30, 2000 and the three months ended September 30, 1999, no single customer accounted for more than 10% of the Company’s total revenues. During the three months ended September 30, 2000 and the nine months ended September 30, 1999, one reseller customer accounted for 11% of the Company’s total revenues.

Note 5.   Acquisition

             On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries (“Interleaf”) pursuant to a statutory merger involving a stock-for-stock exchange. Interleaf’s software products and related services enable automated electronic business, or e-business, and also enable the extension of e-business to wireless users. Interleaf provides customers with an integrated, easily implemented e-business solution based on extensible Markup Language, or XML, that enables the design, creation and management of XML-based content for transformation and delivery over the Web and related services. As a result of the acquisition, the Company will have the ability to combine technological resources to develop a robust Web-based business solution and reduce time to market for the combined Company’s products. Through the acquisition of all of the equity securities of Interleaf, BroadVision acquired all of the assets and assumed liabilities of Interleaf and its existing operations which included in-process technology. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 26, 2000 (the “Merger Agreement”), each outstanding share of Interleaf common stock was exchanged for 1.0395 shares of Company common stock and all options to purchase shares of Interleaf common stock outstanding immediately prior to the consummation of the Merger were converted into options to purchase shares of Company common stock.

             The Company issued 14,391,991 shares of Company common stock with a fair market value of $686.9 million and exchanged options to purchase 2,338,342 shares of Company common stock with a fair market value of $102.7 million. The fair market value of the exchanged options to purchase 2,338,342 shares of Company common stock was valued using the Black-Scholes option-pricing model. In connection with the acquisition, the Company incurred transaction costs consisting primarily of financial advisor, legal and accounting professional fees of $14.8 million, severance costs of $1.0 million and office closure costs of $1.3 million, resulting in a total purchase price of $806.7 million. The results of operations of Interleaf have been included with the Company’s results of operations since the April 14, 2000 acquisition date.

             The acquisition was accounted for as a purchase business combination. Under this accounting treatment, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

             The total purchase price paid for the Interleaf acquisition was allocated as follows (in thousands):

Property and equipment	$2,896
Net assets acquired, excluding property and equipment	(2,284)
Identifiable intangible assets	28,910
In-process technology	10,100
Goodwill	767,048

Total	$806,670

             Based upon the Company’s estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to acquired in-process technology and $796.0 million was allocated to intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million.

             At September 30, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $121.6 million. Goodwill amortization was $117.2 million and other intangible asset amortization was $4.4 million. The goodwill and other intangible assets are being amortized over a three-year period.

             The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine-month period ended September 30, 2000 and 1999 assuming Interleaf had been acquired at the beginning of the periods presented (in thousands, except per share data):

	For the nine months ended September 30,

	2000	1999

Revenue	$290,702	$110,909
Net loss	(172,584)	(191,944)
Basic and diluted net loss per share	$(0.65)	$(0.81)

             The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process technology have not been included in the unaudited pro forma results because they are nonrecurring. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information concerning the acquisition of Interleaf.

Item 2.   Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Except for the historical information contained herein, the following discussion contains forward-looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company’s annual report on Form 10-K and other documents filed with the Securities and Exchange Commission. Any such forward-looking statements speak only as of the date such statements are made.

Overview

             BroadVision develops and delivers an integrated suite of packaged applications for conducting e-commerce interactions and transactions. Companies use these applications to sell, buy and exchange information over the web and on wireless devices. The Company believes its e-commerce application suite enables a business to become more competitive and profitable by establishing and sustaining high-yield relationships with customers, suppliers and employees through integration, automation and personalization of the e-commerce value chain. BroadVision service professionals transform these applications into business value for its customers through consulting, education and support services.

             The BroadVision product suite allows businesses to tailor their website content to the special needs and interests of individual users by personalizing each constituent’s visit on a real-time interactive basis. The Company’s applications accomplish this by capturing website visitor profile information and targeting an enterprise’s content to each visitor based on easily constructed business rules. The Company believes the benefits of these applications include greater customer satisfaction and loyalty, increased business volume, enhanced brand awareness, reduced costs to service customers and execute transactions, as well as higher employee productivity. The Company’s XML-based content management tools can, when combined with BroadVision’s other product offerings, create a comprehensive, end-to-end offering for companies needing to manage content-rich and transactional e-businesses for delivery over the web and wireless devices.

             The Company sells its products and services worldwide through a direct sales force and a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, the Company’s sales are promoted through independent professional consulting organizations known as systems integrators or consulting partners and through members of a global network of strategic business relationships with key industry platform and web developer partners. The Company also engages in strategic business alliances to assist with the marketing, selling and development of its customers applications. The Company places a strategic emphasis on technology alliances to ensure that its products are based on industry standards and to position it to take advantage of current and emerging technologies. All of these independent entities are often referred to in this document as “partners.” The benefits of this approach include enabling the Company to focus on its core competencies while reducing time to market and simplifying the task of designing and developing applications for itself and its customers.

Results of Operations

  Revenues

             The Company’s revenues are derived from software license fees and fees charged for its services. Software is generally licensed for development use and for its use in deployment of the customer’s website . Deployment licenses are generally based on the number of persons who register on a customer’s website using the Company’s software. The Company recognizes software license revenues when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable.

             The Company’s professional services are provided through its Worldwide Professional Services Organization (“WPSO”) operation, presently comprised of the Technical Services Group, the Content and Strategic Services Group, the e-publications Group, BroadVision University and the Worldwide Customer Support Group. The first three groups provide consulting services, the fourth group provides training-related services to employees, customers and partners, and the last group provides software maintenance services (including technical support) to the Company’s customers and partners. Revenue from consulting services are typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period.

             Total Company revenues increased 303% during the quarter ended September 30, 2000 to $120.2 million as compared to $29.8 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, total Company revenues increased 286% to $277.0 million as compared to $71.8 million for the comparable period during 1999. A summary of the Company’s revenues by geographic region is as follows:

	Software	%	Services	%	Total	%

	(dollars in thousands)
Three Months Ended:

September 30, 2000
NASA	$42,005	58%	$37,602	78%	$79,607	66%
EMEA	22,840	32	8,081	17	30,921	26
APJ	7,506	10	2,160	5	9,666	8

Total	$72,351	100%	$47,843	100%	$120,194	100%

September 30, 1999
NASA	$11,610	61%	$8,656	80%	$20,266	68%
EMEA	6,063	32	1,744	16	7,807	26
APJ	1,281	7	477	4	1,758	6

Total	$18,954	100%	$10,877	100%	$29,831	100%

Nine Months Ended:

September 30, 2000

NASA	$108,134	64%	$82,786	77%	$190,920	69%
EMEA	44,918	26	19,272	18	64,190	23
APJ	16,861	10	5,068	5	21,929	8

Total	$169,913	100%	$107,126	100%	$277,039	100%

September 30, 1999
NASA	$31,229	66%	$18,783	77%	$50,012	70%
EMEA	10,893	23	4,551	18	15,444	21
APJ	5,099	11	1,216	5	6,315	9

Total	$47,221	100%	$24,550	100%	$71,771	100%

             Software product license revenues increased 281% during the current quarter ended September 30, 2000 to $72.4 million as compared to $19.0 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, license revenues increased 260% to $169.9 million as compared to $47.2 million for the comparable period during 1999.

             The increase in software license revenues is a result of continued strong demand by existing and new customers for the Company’s expanding product line and core competencies and the growing market for business-to-business and business-to-consumer e-commerce software application solutions. Software license revenue also increased during the nine months ended September 30, 2000 as a result of sales of software licenses of products acquired in the Interleaf transaction. In addition, software license revenues for the Company’s Enterprise applications increased to $7.9 million for the quarter ended September 30, 2000 as compared to $2.5 million for the quarter ended September 30, 1999. Software product license revenues for Enterprise applications increased to $21.7 million for the nine months ended September 30, 2000 as compared to $6.6 million for the nine months ended September 30, 1999. Software license revenues for the Company’s web applications (“WebApps”) increased to $53.1 million for the quarter ended September 30, 2000 as compared to $13.7 million for the quarter ended September 30, 1999. Software license revenues for the Company’s WebApps increased to $118.5 million for the nine months ended September 30, 2000 as compared to $34.6 million for the nine months ended September 30, 2000.

             The Company believes that customers’ requirements to successfully accommodate more registered visitors to their websites after they have “ gone live,” been deployed, has resulted in a continued increase in deployment license revenues. During the quarter ended September 30, 2000, the Company signed license agreements with 142 new customers (115 end-user customers and 27 partner organizations) as compared to 72 new customers (56 end users and 16 partner organizations) for the quarter ended September 30, 1999. The Company signed license agreements with 413 new customers (353 end-user organizations and 60 partner organizations) for the nine months ended September 30, 2000 as compared to 180 new licensed customers (140 end-users and 40 partner organizations) for the nine months ended September 30, 1999. As of September 30, 2000, the Company had a total installed base of 879 end-user customers and 183 partners as compared to 415 end-user customers and 123 partners as of December 31, 1999 and 335 end-user customers and 115 partners as of September 30, 1999.

             Total services revenues increased 339% during the current quarter ended September 30, 2000 to $47.8 million as compared to $10.9 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, services revenues increased 335% to $107.1 million as compared to $24.6 million for the comparable period during 1999.

             The increase in professional services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $12.8 million for the quarter ended September 30, 2000 as compared to $3.6 million for the quarter ended September 30, 1999. Maintenance related fees were $29.9 million for the nine months ended September 30, 2000 as compared to $8.2 million for the nine months ended September 30, 1999. The Company also experienced increases in services and maintenance revenues as a result of the Interleaf acquisition. During fiscal 2000, the Company expanded its corporate training facilities by building new training centers in Chicago, Illinois, the United Kingdom and Taipei, Taiwan.

Cost of Revenues

             Cost of license revenues include the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company’s products.

             Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

             A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,

	2000	%	1999	%	2000	%	1999	%

	(dollars in thousands)
Cost of software licenses (1)	$1,395	2%	$676	4%	$5,021	3%	$2,460	5%
Cost of services (2)	34,015	71	7,241	67	79,971	75	15,186	62

Total cost of revenues (3)	$35,410	29%	$7,917	27%	$84,992	31%	$17,646	25%

______________

     (1)   Percentage is calculated based on total software license revenues for the period indicated

     (2)   Percentage is calculated based on total services revenues for the period indicated

     (3)   Percentage is calculated based on total revenues for the period indicated

             Cost of software licenses increased 100% in absolute dollar terms during the current quarter ended September 30, 2000 to $1.4 million as compared to $0.7 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, cost of software licenses increased 100% to $5.0 million as compared to $2.5 million for the comparable period during 1999.

             In absolute dollar terms, the increases in cost of software licenses in both comparative periods were principally a result of increased sales of the Company’s products and of royalty-bearing third party products. In relative percentage terms, cost of software licenses decreased principally as a result of the Company renegotiating the royalty provisions of agreements with three software suppliers from per copy royalties to fixed fee prepaid license fees.

             Cost of services increased 372% during the current quarter ended September 30, 2000 to $34.0 million as compared to $7.2 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, cost of services increased 426% to $80.0 million as compared to $15.2 million for the comparable period during 1999.

             In absolute dollar terms, the increases in cost of services in both comparative periods were a result of higher business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to the Company’s professional services staff and the employment of outside consultants to meet short-term consulting demands. As a percentage of services revenue, the increase in cost of services is a result of hiring new employees within WPSO who do not generate revenue during their internal training period and higher use of outside consultants in relation to the extent previously used during the prior year period.

Operating Expenses and Other Income, net

             Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of the Company’s products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred by the Company subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any software development costs.

             Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program related expenditures such as collateral materials, trade shows, public relations, advertising and creative services).

             General and administrative expenses consist primarily of salaries, employee-related benefit costs and professional service fees.

	Three Months Ended September 30,				Nine Months Ended September 30,

	2000	% (1)	1999	% (1)	2000	% (1)	1999	% (1)

	(dollars in thousands)
Research and development	$14,988	12%	$3,816	13%	$30,453	11%	$9,986	14%
Sales and marketing	43,799	36	12,136	41	102,569	37	29,819	42
General and administrative	8,198	7	2,119	7	18,542	7	5,001	7
Goodwill and intangible amortization	66,308	55	—	—	121,712	44	—	—
Charge for acquired in-process technology	—	—	—	—	10,100	4	—	—

Total Operating Expenses	$133,293	110%	$18,071	61%	$283,376	103%	$44,806	63%

______________

     (1)   Expressed as a percent of total revenues for the period indicated

             Research and development expenses increased 295% during the current quarter ended September 30, 2000 to $15.0 million as compared to $3.8 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, research and development expenses increased 205% to $30.5 million as compared to $10.0 million for the comparable period during 1999. The increase in research and development expenses is primarily attributable to increased personnel, as a result of additional hires as well as employees acquired in the Interleaf transaction, involved in the enhancement of existing applications and the development of the Company’s next generation of products. The Company expects research and development expenses will continue to increase in absolute dollar terms.

             Sales and marketing expenses increased 262% during the current quarter ended September 30, 2000 to $43.8 million as compared to $12.1 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, sales and marketing expenses increased 244% to $102.6 million as compared to $29.8 million for the comparable period during 1999. The increases in sales and marketing expenses reflect the cost of increased sales and marketing personnel from additional hires as well as employees acquired in the Interleaf transaction, increased sales commissions paid on the greater sales levels, expenditures made to develop and expand sales distribution channels, and costs incurred for increased promotional activities and marketing related programs. The Company expects sales and marketing expenses will continue to increase in absolute dollar terms.

             General and administrative expenses increased 290% during the current quarter ended September 30, 2000 to $8.2 million as compared to $2.1 million for the quarter ended September 30, 1999. For the nine months ended September 30, 2000, general and administrative expenses increased 270% to $18.5 million as compared to $5.0 million for the comparable period during 1999. The increase in general and administrative expenses is attributable to additional administrative and management personnel as a result of additional hires and employees acquired in the Interleaf transaction, higher professional fees and additional infrastructure to support the expansion of the Company’s operations. The Company expects general and administrative expenses will continue to increase in absolute dollar terms.

             Amortization of goodwill and other intangibles. As described in Note 5 in the Notes to the Condensed Consolidated Financial Statements above, the Company acquired Interleaf in the quarter ended June 30, 2000. The Company has accounted for the acquisition as a purchase business combination. As a result of this transaction, the Company had recorded goodwill and other intangible assets on the balance sheet of $796.0 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $66.3 million in the quarter ended September 30, 2000 and $121.6 million for the nine months ended September 30, 2000. The remaining $674.4 million of goodwill and other intangible assets will be amortized on a straight-line basis through the quarter ended June 30, 2003.

             In-Process Technology. In connection with the Interleaf acquisition, the Company recorded a charge of $10.1 million in the quarter ended June 30, 2000. Based upon the Company’s estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to Acquired In-Process Technology and $796.0 million was allocated to goodwill and intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million. The Company used the cost approach to estimate the value of the assembled workforce and the income approach to estimate the value of the business and technology projects acquired. The income approach takes into consideration the expected future cash flows attributable to the technology projects and discounts these cash flows to present value at a rate that appropriately reflects their risk. The value assigned to in-process technology was the amount attributable to the efforts of Interleaf up to the time of acquisition. This amount was estimated through application of the “stage of completion” calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased technology projects at the time of acquisition. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. The cash flows for the completed and in-process technologies were discounted using discount rates of 15% to 35%.

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

             The In-Process Technologies include a project to develop a version of current software which will run on a Unix-based operating system. As of the valuation date, the development of this project was approximately 34% complete and there was significant technological risk remaining. Another In-Process Technology project is an upgrade to an existing product that will take into account new W3C standards being developed for XML and will provide the capability for a user to author and create documents for a specific output device. As of the valuation date, this project was approximately 6% complete. This technology is not expected to reach technological feasibility until December of fiscal 2000. A third In-Process Technology project is being developed to provide a new, cost-effective means for a website to deliver content both to full-function personal computers and to reduced-function devices such as wireless telephones and wireless personal digital assistants. As of the valuation date, this project was approximately 57% complete.

             Core Technology encompasses both leveraged code and general technological know-how, experience and expertise regarding the design, manufacture and development of content management technology in existing products. It is therefore not appropriate to consider the value of the Core Technology to be part of the estimated value of In-Process Technology. Thus, the value of the In-Process Technology has been isolated by allocating a portion of the cash flow to this Core Technology that gives full recognition to its contribution.

             As noted above, the income forecast method was used to value the business and technology projects acquired. The value of the acquired In-Process Technology and the Completed Technologies was estimated by discounting to present value the free cash flows generated by the products with which the technologies are associated over the remaining economic lives of the technologies. Discount rates used ranged from 15% to 35% and were based upon the relative risk associated with the completed technologies and the incomplete development projects and upon considerations such as stage of completion, remaining development milestones, technological uncertainties and projected cost to complete. The Company believes that these discount rates are consistent with the overall costs of capital and the relative risks of the completed technologies and the research and development project. The Company has valued the In-Process Technology using the “Percentage Completion Approach” as suggested by the U.S. Securities and Exchange Commission. This approach varies from the traditional discounted cash flow approach that is used to value In-Process Technology. The Percentage Completion Approach does not include completion costs in the discounted cash flow analysis and the present value of future cash flows is multiplied by the estimated percentage complete as of the valuation date to determine the value of the acquired In-Process Technology.

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

             As part of the Purchase and Sale Agreement and the closing compilation documents, Non-Compete Agreements (the “Agreements”) were executed with certain Interleaf employees. No value of the aggregate purchase price was allocated to the Agreements based upon numerous facts and circumstances such as the likelihood of employees leaving the Company and the effect on the performance of the Company these employees would have should they leave the Company and were not barred from competing.

Income Taxes

             During the quarter ended September 30, 2000, the Company recognized tax expense of $8.6 million for an effective tax rate of approximately 39%. For the nine months ended September 30, 2000, the Company recognized tax expense of $21.8 million for an effective tax rate of approximately 39%. Due to the Company’s continuing trend of positive earnings, the Company has utilized a significant portion of its net operating loss carryforwards and as a result, the Company’s effective tax rate is similar to its statutory rate.

Litigation Settlement

             On February 22, 2000, the Company reached a settlement agreement and entered into a license agreement with Art Technology Group (“ATG”) in connection with the lawsuit filed by the Company on December 11, 1998 against ATG alleging infringement of the Company’s U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, the Company granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and was paid $8.0 million by ATG at the effective date of the settlement and has begun to receive a total of $7.0 million payable in quarterly installments commencing February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002).

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2000	December 31, 1999

	(in thousands)
Cash, cash equivalents and liquid short-term investments	$266,927	$348,581

Working capital	$262,843	$324,156

Working capital ratio	3.4 : 1	6.8 : 1

             At September 30, 2000, the Company had $266.9 million of cash, cash equivalents and liquid short-term investments, which represents a decrease of $81.7 million as compared to December 31, 1999. The Company currently has no significant capital commitments other than obligations under operating leases and $ 5.1 million of outstanding term debt under its existing credit facility with a commercial bank.

             Cash provided by operating activities was $ 45.1 million and $18.9 million for the nine months ended September 30, 2000 and 1999, respectively. Cash used for investing activities was $ 195.0 million and $35.4 million for the nine months ended September 30, 2000 and 1999, respectively, and was primarily for capital expenditures and purchase of short-term and long-term investments. Cash provided by financing activities was $ 26.5 million and $9.9 million for the nine months ended September 30, 2000 and 1999, respectively, and consists primarily of proceeds from the issuance of common stock.

             The Company believes that its available cash and short-term investment resources, cash generated from operations and amounts available under its commercial credit facilities will be sufficient to meet its expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under “Factors Affecting Quarterly Operating Results” below and elsewhere herein. The Company may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. The Company may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of the Company’s common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, the Company may be unable to develop or enhance its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on the Company’s business, financial condition and operating results.

Factors Affecting Quarterly Operating Results

             The Company may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in the Company’s annual report on Form 10-K for the year ended December 31, 1999 and elsewhere therein and as disclosed in other documents filed by the Company with the Securities and Exchange Commission.

             Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by the Company or its competitors, market acceptance of new products, the mix of the Company’s products sold, changes in pricing policies by the Company or its competitors, the ability of the Company to retain customers, changes in the Company’s sales incentive plans, budgeting cycles of its customers, customer order deferrals in anticipation of new products or enhancements by the Company or its competitors, nonrenewal of service agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90-days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which the Company’s products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. The Company anticipates that a significant portion of its revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in the Company’s operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and the Company believes that period-to-period comparisons of its operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance.

             It is likely that the Company’s future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of the Company’s common stock. The Company anticipates that its operating expenses will continue to be substantial in relation to total revenues as it continues the development of its technology, increases its sales and marketing activities, creates and expands its distribution channels, grows its professional services organization and implements the administrative infrastructure to support those operations.

             Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which the Company operates. These related market risks include, among other things, the early stage of the developing online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties facing the Company relate to the Company’s ability to, among other things, successfully implement its marketing strategies, respond to competitive developments, continue to develop and upgrade its products and technologies more rapidly than its competitors, and commercialize its products and services by incorporating these enhanced technologies. There can be no assurance that the Company will succeed in addressing any or all of these risks.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

             The Company’s exposure to market risk for changes in interest rates relates primarily to its investment portfolio. The Company had no derivative financial instruments as of September 30, 2000 or December 31, 1999. The Company invests in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. The Company does not expect any material loss with respect to the investment portfolio. The Company’s financial instrument holdings as of September 30, 2000 were analyzed to determine their sensitivity to interest rate changes. In the sensitivity analysis, the Company assumed an adverse change in interest rates of 250 basis points and the potential effect on the financial statements was not material.

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings

               Not applicable.

Item 2.   Changes in Securities and Use of Proceeds

               (a) Modification of Constituent Instruments

      Not applicable.

               (b) Change in Rights

      Not applicable.

               (c) Changes in Securities

             During the twelve months ended September 30, 2000 and as described below, the Company sold securities that were not registered under the Securities Act of 1933, as amended (the “Securities Act”). Each of these sales was intended to be exempt from the registration and prospectus delivery requirements under the Securities Act by virtue of Section 4(2) thereof due to, among other things, (i) the limited number of persons to whom the securities were issued, (ii) the distribution of disclosure documents to the investor, (iii) the fact that such person represented and warranted to the Company, among other things, that such person was acquiring the securities for investment only and not with a view to the resale or distribution thereof, (iv) with respect to the warrants described in (A) and (C) below, the fact that such warrants included a statement to the effect that such warrant had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom and (v) with respect to the Common Stock described in (B) below, that a certificate representing the Common Stock was issued with a legend that such Common Stock had not been registered under the Securities Act or any state securities laws and could not be sold or transferred in the absence of such registration or an exemption therefrom.

             (A) In November 1999, in connection with General Electric Company (“GE”) entering into a Master License Agreement (the “License Agreement”) with the Company, the Company issued a warrant to GE for that number of shares of its Common Stock as would result in a market value of such warrant equal to $125,000 using a Black-Scholes valuation model, on the date that GE purchased and the Company recognized revenue for $1.0 million in cumulative net license fees under the License Agreement, which date had to be on or before the one year anniversary of the signing of the License Agreement (the “Determination Date”). The parties have agreed that the Determination Date is February 1, 2000 and that the number of shares of Common Stock underlying the warrant is 5,588 with an exercise price per share of $48.44. The exercise period for the warrant began on the Determination Date and expires on February 1, 2002.

             (B) In May 2000, the Company exchanged equity securities worth $3.0 million with netalone.com. The Company issued to netalone.com 76,665 shares of its Common Stock in exchange for the receipt from netalone.com of 23,366,700 shares of its Common Stock.

             (C) In September 2000, in connection with Compaq Computer Corporation (“Compaq”) entering into a master marketing and license agreement with the Company, the Company issued a warrant to Compaq for 43,478 shares of its Common Stock with an exercise price of $34.50 per share. The exercise period for the warrant began on September 1, 2000 and expires on September 1, 2005.

Item 3.   Defaults Upon Senior Securities

               Not applicable.

Item 4.   Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5.   Other Information

               Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

               (a) Exhibits

Item	Description
27	Financial Data Schedule

               (b) Reports on Form 8-K

               Not applicable.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.
Date: November 14, 2000	By:	/s/ Pehong Chen

Pehong Chen President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2000	By:	/s/ Randall C. Bolten

Randall C. Bolten Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

19