Form 10-K
period 2000-12-31
BROADVISION INC
filed 2001-04-02
CIK 920448

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

|X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                      For the Year Ended December 31, 2000

                                       OR

|_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                         Commission File Number 0-28252

                                BROADVISION, INC.
             (Exact name of registrant as specified in its charter)

            Delaware                                 94-3184303
            --------                                 ----------
 (State or other jurisdiction of          (I.R.S. Employer Identification No.)
 incorporation or organization)

585 Broadway, Redwood City, California                 94063
- --------------------------------------                 -----
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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

Based on the closing sales price of 5.2188 on March 28, 2001, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $1,142,674,573.

As of March 28, 2001, registrant had outstanding 272,101,531 shares of Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for Registrant's 2001 Annual Meeting of Stockholders to be held May 24, 2001 are incorporated by reference in Part III of this Form 10-K Report.

                                BROADVISION, INC.

                           ANNUAL REPORT ON FORM 10-K
                          YEAR ENDED DECEMBER 31, 2000

                                TABLE OF CONTENTS

                                                                        Page No.
                                                                        --------

Part I

Item 1. Business...............................................................3

Item 2. Properties............................................................14

Item 3. Legal Proceedings.....................................................14

Item 4. Submission of Matters to a Vote of Security Holders...................14


Part II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters.15

Item 6. Selected Consolidated Financial Data..................................16

Item 7. Management's Discussion and Analysis of Financial Condition and
        Results of Operations.................................................17

Item 7A. Quantitative and Qualitative Disclosure About Market Risk............35

Item 8. Financial Statements and Supplementary Data...........................38

Item 9. Changes in and Disagreements with Accountants on Accounting and
        Financial Disclosure..................................................56


Part III

Item 10. Directors and Executive Officers of the Registrant...................57

Item 11. Executive Compensation...............................................58

Item 12. Security Ownership of Certain Beneficial Owners and Management.......58

Item 13. Certain Relationships and Related Transactions.......................58


Part IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8.K.....59

SIGNATURES....................................................................60

                                     PART I.

ITEM 1. BUSINESS

      CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

      Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2000, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as `believes", "anticipates", "expects", "intends", "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those risk factors set forth under "Risk Factors" and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

       Overview and Industry Background................................4

       The BroadVision Solution........................................4

       BroadVision Business Strategies.................................4
         Extend and Expand our Product Portfolio.......................4
         Develop Targeted Application Solutions........................4
         Enhance our Service and Support Infrastructure................5
         Expand and Leverage Alliances with Key Business Partners......5
         Support Diverse Customer Business Models......................5
         Grow Our International Presence...............................5

       BroadVision Solutions...........................................5
         BroadVision Demand Suite......................................6
         BroadVision Workplace.........................................6
         BroadVision Supply............................................6
         Enterprise Relationship Management Tools......................7
         Key Capabilities of BroadVision's Applications................7
         Other Products................................................8
         Product Development...........................................8


       BroadVision Global Services.....................................8
         Strategic Services............................................8
         Technical Services............................................8
         Content and Creative Services.................................8
         Technical Support Services....................................9
         Education Services............................................9
         Client Services, Project and Program Management...............9
         Partner Services..............................................9

       Strategic Alliances.............................................9

       Platform Alliances..............................................9

       Customers and Markets..........................................10

       Sales and Marketing............................................11

       Competition....................................................12

       Intellectual Property and Other Proprietary Rights.............12

       Employees......................................................13
         Executive officers...........................................13

Overview and Industry Background

      BroadVision develops and sells an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy, and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables a corporation to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents of the extended enterprise. Our consulting, education and support services in more than 34 countries, supported by over 190 partner organizations worldwide, transform these applications into business value for our customers.

      BroadVision, which was founded in 1993 and has been a publicly traded company since 1996, has more than 1,100 customers and is a component stock of the Standard & Poor's 500 index. IDC ranks BroadVision as the world's leading provider of e-commerce software applications (International Data Corp., E-Commerce Software Applications Market Forecast and Analysis, 2000-2004).

The BroadVision Solution

The BroadVision e-business application suite allows businesses to tailor Web and wireless content to the needs and interests of individual users by personalizing content and transactions on a real-time basis. These personalized self-service applications have demonstrated that they can enhance customer satisfaction and loyalty, increase business volume and brand awareness, reduce costs to service customers and execute transactions, and enhance employee productivity and retention.

      Our products enable companies to organize dynamic profiles of Web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and execute transactions securely. Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of the open architecture of our applications, they are easily integrated with our customers' existing systems and easily expanded as our customers' needs and businesses grow.

      Supporting this application infrastructure are more than 190 partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools and services offerings that extend and enhance customers' BroadVision implementations.

      We believe our products enhance our customers' revenue opportunities by enabling them to establish more effective and efficient "one-to-one" relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, are able to transact business securely and are encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce costs of customer acquisition and retention, business development and technical support as well as employee workplace initiatives. In addition, the packaged solution nature of our products decreases our customers' time to deployment and allows them to easily manage and expand their Web and wireless application usage in a cost-effective manner.

BroadVision Business Strategies

Our objective is to be the leading provider of self-service e-business applications. In order to achieve this objective, we have adopted the following key strategic elements:

Extend and Expand our Product Portfolio. In order to enable our customers to effectively manage all of their key e-business processes, we have focused our product development and marketing efforts in the following areas:

      o Continuing to enhance our core technology through heavy investment in research and development activities;

      o Incorporating industry-leading application components into our products; and

      o     Partnering with leading technology and platform providers.

Develop Targeted Application Solutions. We were among the first companies to introduce packaged Web applications for electronic commerce, financial services and knowledge management. We are now extending our "best of breed" applications with new applications designed for specific vertical industries. These applications are being developed in conjunction with industry leaders, system integration firms and key technology vendors.

Enhance our Service and Support Infrastructure. We have changed the name of our services organization to BroadVision Global Services, or BVGS, to more accurately reflect the expanding nature of the services provided to our clients and partners. BVGS provides a broad range of consulting, training and technical support services for all of our products. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customer business requirements. By using BVGS, customers are able to build customized application solutions to maximize the benefits of one-to-one relationship management and self-service.

We are committed to extending the service offerings and the resources available to our customers and have implemented programs such as an online BroadVision University, "train-the-trainer" and third-party educational centers to extend the breadth and depth of our service offerings. We have also tiered our technical support offerings to offer standard, enterprise and personalized support programs for our customers.

Expand and Leverage Alliances with Key Business Partners. We partner with leading systems integrators, technology partners, application service providers, or ASPs, value-added resellers, or VARs, software partners and hardware platform partners. These alliances provide additional sales and marketing channels for our products, enable us to more rapidly incorporate additional functions and platforms into our products and facilitate the successful deployment of customer applications.

To accelerate the acceptance of our products, we have developed the BroadVision Partner Program. This Partner Program is a comprehensive, structured partnership relationship designed to drive effective partner alliances and ensure the success of these relationships by jointly identifying and pursuing specific business objectives. The BroadVision Partner Program operates within a framework of proactive business planning, revenue targeting initiatives, structured sales enablement and enhanced BroadVision training as well as marketing and sales engineering support. The Partner Program is intended to help our partners successfully develop, promote, and sell their services and solutions in close coordination with our newly expanded network of sales engineering, channel and partner marketing and professional consulting services. The Partner Program assists our partners in growing their businesses by incorporating our core competency, personalizing interactions and transactions with a wide range of constituencies, into a focused execution matrix.

Support Diverse Customer Business Models. We intend to continue our commitment to flexibility by offering our customers choices for the deployment of our applications. Customers can choose to deploy our applications using their own in-house technical resources or can engage with BVGS to assist with implementation. Customers can also choose to work with a BroadVision-trained systems integrator or distribution partner, or with a combination of our resources and those of a partner. Another option is for a customer to utilize an ASP who hosts the customer's BroadVision application deployment at a remote facility and is responsible for its ongoing service and support.

Grow Our International Presence. To capitalize on the emergence of the Web as a global network, we have established, and will continue to add to, our worldwide distribution capabilities. Our partners include multinational systems integrators, as well as partners with a single-country scope of operations. Our product architecture is designed to support multiple languages, multiple currencies and remote, distributed publishing.

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

BroadVision Solutions

We offer enterprise-class solutions to connect companies to their customers, suppliers, partners and employees. These solutions enable companies to maintain and expand existing relationships in an online environment via a single, integrated e-business platform.

BroadVision One-to-One(R) Enterprise is the application system on top of which all BroadVision solutions are built. One-To-One Enterprise provides a secure and flexible, standards-based architecture that supports large volume transactions, large scale catalogs, distributed content management, enterprise system integration and dynamic personalization. It is based on open standards such as CORBA, Java and XML.

Ours solution offerings fall into three major categories:

o The BroadVision Demand Suite enables one-to-one marketing, automates complex transactions and personalizes self-service for customers.

      o BroadVision Business Commerce facilitates online trade between business partners, whether they are merchants, resellers, distributors or manufacturers. Large-scale business-to-business sellers such as W.W. Grainger, General Electric and Toshiba use BroadVision Business Commerce to create e-businesses that integrate with structured back-end business system .

      o BroadVision Retail Commerce: A highly scalable, consumer-focused application used by Fortune 500 retailers such as Circuit City, Sears Roebuck and The Home Depot to maximize the profitability and efficiency of the online retailing channel.

      o BroadVision MarketMaker attracts and retains buyers and suppliers by focusing on their specific business needs. It facilitates the formation of trading communities with automated order processing, attribute-based request for quotes, or RFQs, sophisticated catalog management, dynamic auctioning and robust analytic and reporting capabilities.

      o BroadVision Finance combines business rules and intelligent matching to dynamically customize content, news, quotes and service recommendations according to a customer's profile or a visitor's behavior. These advanced personalization capabilities can result in more transactions, increased opportunities for cross-selling and up-selling and greater customer loyalty.

      o BroadVision Billing brings electronic bill payment and delivery capabilities to e-commerce and marketing Web sites. It enables companies that want to personalize interactions with customers during their ongoing billing cycles to streamline routine billing practices while gaining knowledge of their customers' needs, preferences and buying activities using the Web.

o The BroadVision Workplace offering enables companies to share information via an enterprisewide portal and decrease the cost of procuring indirect goods via a centralized e-procurement site.

      o BroadVision Information Exchange Portal is a ready-to-use application for building powerful enterprise information portals, enabling businesses to reach customers, partners, suppliers and employees through a single, personalized gateway. It allows users to perform sophisticated publishing, access relevant information, perform analysis, manage business processes and collaborate across organizational boundaries through user-defined Web pages.

      o BroadVision Procurement is a complete, Web-based self-service purchasing system for maintenance, repair and operations, or MRO, goods. It simplifies purchasing administration and facilitates business planning through advanced administrative, analytical and reporting tools.

o The BroadVision Supply offering provides businesses with a robust online marketplace for buying and selling goods.

      o     BroadVision MarketMaker, as described above.

      o     BroadVision Information Exchange Portal, as described above.

These offerings are underpinned by a set of common enterprise relationship management tools and capabilities, including the following:

            o BroadVision Command Center is a tool that allows managers to add, alter or delete information and manage relationships across the extended enterprise. It enables a personalized, dynamic and interactive experience for site visitors.
            o BroadVision Design Center offers Web authors and Internet application developers faster time-to-market by shortening the site development cycle.
            o BroadVision One-To-One Publishing is a powerful tool for creating, publishing, updating and versioning a company's electronic assets.
            o BroadVision Publishing Center is an easy-to-use tool with a Web-based interface for managing distributed, collaborative online content development. It allows a distributed team of non-technical content experts to manage every aspect of site content, including creation, editing, staging, production and archiving.
            o BroadVision Instant Publisher allows casual content contributors to leverage the functionality of BroadVision Publishing Center without extensive training. It uses customized, business-specific forms that permit easy data entry and are usually specific to a content type.

Key Capabilities of BroadVision's Applications

We designed all of the BroadVision solutions for use in mission-critical, high-performance environments by companies with demanding architecture, deployment and maintenance requirements. Some of the key capabilities of the applications include:

      o Ease of use--tools designed with graphical user interfaces allowing non-technical business managers to modify business rules and content in real time.
      o Scalability--robust embedded application server functionality allows BroadVision One-To-One applications to support large numbers of concurrent customers and transactions.
      o Flexible integration--a comprehensive set of APIs allows integration with a variety of legacy business systems such as Oracle, PeopleSoft, SAP, and custom mainframe systems.
      o Open standards-based architecture--object-oriented application code written in C++ and J2EE programming environments, including Java and JavaScript, allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements. Support for the CORBA standard for object-oriented computing enables high-volume performance, flexible application deployment and easy integration with other third-party or legacy applications. Our applications fully support XML, which is the emerging standard for managing and exchanging data between e-business systems as well as for re-purposing and sending information to wireless devices. In addition, we use other widely accepted standards in developing our products, including Structured Query Language
            (SQL) for accessing relational database management systems;
            Common Gateway Interface (CGI) and Hypertext Transfer Protocol
            (HTTP) for Web access; Netscape Application Programming Interface
            (NAPI) for access to Netscape's Web servers; Secure Socket Layer
            (SSL) for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA. Our applications can be operated in conjunction with relational database management systems provided by Informix, Microsoft, Oracle and Sybase.
      o Secure transaction processing--secure handling of a wide range of commerce and financial services transactions includes order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with other products.
      o Multiplatform availability--BroadVision One-To-One Enterprise and its associated applications are available on a variety of platforms including Sun Solaris, Microsoft Windows NT and Hewlett-Packard's HP-UX. Supported databases include Oracle, Sybase, Informix and Microsoft SQL Server.
      o Multilingual/Multicurrency--availability of content display and interface in Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages and support for a wide range of currencies, including the Euro, enable worldwide use of our applications.

Other Products

      In addition to our products, we have entered into agreements that enable us to resell third-party software products from Broadbase, Interwoven, IONA Technologies, Macromedia and Verity. These are sublicensed to end users and either incorporated in or sold as options to our products. License revenue from these third-party products constituted approximately 5%, 7% and less than 1% of total software product license revenues for each of the years ended December 31, 2000, 1999 and 1998, respectively.

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

      As of December 31, 2000, there were 348 employees in our product development organization. Our research and development expenses were $51.6 million in the year ended December 31, 2000, $14.6 million in the year ended December 31, 1999 and $9.2 million in the year ended December 31, 1998.

      To date, we have not capitalized any software development costs as products are made available for general release relatively concurrently with the establishment of technological feasibility. We expect to continue to devote substantial resources to our product development activities.

BroadVision Global Services (BVGS)

      BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of our customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customers' unique business requirements. By using our services, customers are able to build customized application solutions to maximize the benefits of one-to-one relationship management and self-service.

A summary of the services provided by BVGS is as follows:

o Strategic Services. We provide business strategy and process consulting to assist customers in defining and planning profitable online businesses, while optimally utilizing the functionality of our products. Services include in-depth needs analysis, customer segmentation, one-to-one marketing expertise, storyboarding and business organizational planning to achieve timely and successful implementation of our e-business solutions. Strategic Services consulting is generally offered on a time and materials basis.
o Technical Services. We provide technical services for development of customized BroadVision One-To-One applications, custom interfaces, data conversions and system integration. These consultants participate in a wide range of activities, including requirements definition, solution design, development and implementation and performance planning, architecture and tuning. These consultants also provide advanced technology services focused on application development for custom objects and templates and database administration and tuning. Technical Services consulting is generally offered on a time and materials basis.
o Content and Creative Services. This group specializes in information architecture, content management, sourcing, workflow processes and user experience design. The group is made up of BroadVision One-To-One product design experts and a variety of leading third party design companies. This team combines extensive interactive design and marketing experience to build effective user experiences. Content and Creative Services consulting is generally offered on a time and materials basis.

o Technical Support Services. We have tiered our support programs to better serve the needs of our worldwide customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases as necessary, and product enhancements.
o Education Services. Under the banner of BroadVision University, we deliver training solutions that ensure our customers and partners have access to timely and effective training for successful implementation of BroadVision One-to-One Applications globally. Our advanced delivery infrastructure allows us to deliver courses throughout the world at our facilities or at customer locations. In addition to instructor led courses, BroadVision University has launched a global e-learning platform to facilitate the delivery of web-based on-demand courses. BroadVision University also delivers an extensive training program to BroadVision employees to ensure high-quality and consistent training of our own personnel. This program provides a series of foundation courses that are general in content for all audiences as well as specific courses based on the employee's role in BroadVision.
o Client Services, Project and Program Management. This management team drives project discipline from discovery through deployment and into production support based on our client and partner needs. Our Client Services Managers manage multiple projects with a variety of customers and provide deep knowledge and best practices advocacy within BroadVision for appropriate implementation, training and support services. Our Project Managers are responsible for the day-to-day project management activities, which can include project scope, deliverables, change management and resource coordination. Our Project Managers also leverage our BVGS iGuide methodology and work closely with our clients, partners and consultants to collaboratively deliver each project plan. Our Program Managers are also responsible for managing our national and global accounts where our clients are implementing enterprise-wide solutions. These Program Managers establish processes and coordinate knowledge and relationships between corporate functions and individual line or field business units to re-use information, resulting in speed to market and low cost of ownership.
o Partner Services. The goal of partner services is to provide the partner community with the appropriate integration of BVGS services, tools, resources and best practices required to deliver the highest level of customer satisfaction. This team works directly with our extensive partner community including system integrators, technology partners, platform partners and application service providers to ensure partner readiness and enable knowledge transfer between BVGS and the partner community. Specific activities include the creation and execution of partner specific training and development plans utilizing BroadVision University, development of a Partner Framework that clearly outlines the working relationship between BVGS and a given partner, and the ongoing measurement of partner capabilities and readiness.

Strategic Alliances

A significant element of our sales strategy is to engage in strategic business alliances to assist us in marketing, selling and developing customer applications.

As of December 31, 2000, we had developed key strategic business alliances with over 190 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett-Packard Consulting, IBM Global Services, KPMG Consulting, Leapnet, PricewaterhouseCoopers and Roundarch. Moreover, as of December 31, 2000, we had trained over 15,000 external consultants.

In April 1999, we announced a strategic alliance with Hewlett-Packard in which Hewlett-Packard agreed to resell and support the current BroadVision One-To-One product suite and to co-develop, sell and support integrated business-portal solutions that will act as the interface to next generation e-services for enterprise customers. In June 2000, the companies deepened their strategic relationship by signing a consulting Systems Integration Partner Agreement. As a result of this agreement, more than 400 consultants trained by HP Consulting are engaged in the implementation of more than 40 BroadVision customer sites worldwide. Hewlett-Packard is leveraging its approximately 5,000 person global sales force to resell and support the current BroadVision One-To-One product suite.

Throughout 2000, PricewaterhouseCoopers and BroadVision have been working together on more than 20 engagements, across many major industries, for Fortune 500 and new economy clients. The expanded alliance will combine the global reach, e-business acumen, consulting and systems integration experience of PricewaterhouseCoopers with BroadVision's comprehensive suite of integrated e-business software products and services.

Platform Alliances

Our platform alliances are partnerships formed to integrate technologies to drive business growth.

NCR Corporation. In November 2000, data warehousing and automatic teller machine, or ATM, leader NCR Corporation and BroadVision announced a worldwide agreement to enable companies to drive business growth with personalized communications to consumers and businesses. This $17 million commitment represents the two companies' joint investment in research and development, marketing and the development and operation of Centers of Expertise.

Through this agreement, NCR and BroadVision plan to work together to develop software adapters between our industry-leading e-business applications and NCR's world-class Teradata database, Customer Relationship Management solutions and ATMs.

Intel Corporation. In November 2000, BroadVision and Intel Corporation announced an e-business alliance to develop and market solutions built on BroadVision's suite of e-business applications and Intel-based servers. The agreement advances both companies' commitment to deliver cost-effective, enterprise-class e-business solutions.

BEA Systems. Also in November 2000, BroadVision and BEA Systems announced a strategic alliance under which BEA Systems' WebLogic Server would be marketed with BroadVision One-To-One Enterprise. This arrangement is intended to allow users to combine BEA's leading Java-based application server technology with our leading e-business software applications.

I2 Technologies. In October 2000, i2 Technologies and BroadVision announced a joint development agreement to deliver a comprehensive e-commerce solution. The combined offering will integrate the i2 TradeMatrix Sell and i2 TradeMatrix Content Solutions with our suite of e-business applications to create a best-of-breed solution for managing the entire e-commerce value chain. Aimed at companies that want to accelerate their time-to-market and reduce cost of ownership as they establish new e-businesses, this is one of the first e-business solutions to integrate front-end multi-enterprise order capture and creation to back-end order management and fulfillment capabilities.

Compaq Computer Corporation. In September 2000, acting on our commitment to deliver enterprise-ready solutions to the Windows marketplace, we announced a strategic relationship with Compaq Computer Corporation for the development and marketing of solutions built on our suite of e-business applications and Compaq's ProLiant servers.

IBM Corporation. Also in September 2000, IBM and BroadVision announced an agreement that will enable IBM to integrate our full suite of e-business applications on IBM's RS/6000 servers that employ high-performance copper technology. The agreement provides customers with more choices for building and deploying their e-business solutions, as well as increasing network performance and availability. In addition, IBM Global Services will create a practice of service professionals around the world to help customers implement our applications.

Additionally, we have developed key technology partnerships with leading Web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base our products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

Customers and Markets

As of December 31, 2000, we had licensed our products to over 970 end-user customers, including customers acquired as part of the Interleaf acquisition, and over 190 partners and the total number of our installed customer base as of December 31, 2000 was over 1,100 accounts across top vertical markets worldwide. As of December 31, 2000, our products were commercially deployed in over 572 live Web sites. During the years ended December 31, 2000, and December 31, 1999, no customer accounted for more than 10% of our total revenues.

      Our primary target customers are Global 2000 organizations that are at the forefront of building innovative Web applications to increase revenues and reduce operational costs. We also target pure-play Web companies that have built or are building their core businesses on the Web.

A sample listing of our customers by industry is as follows:

      o Financial Services: ABN AMRO, Bank of America, Barclay's Bank, Bear Stearns, China Trust Bank, Citibank, Credit Suisse, e-Trade, FleetBoston, GMAC, Hartford Life, ING Bank, Northern Trust and TD Waterhouse.

      o     Manufacturing:

            o High-Tech: Agilent, Compaq, Hewlett-Packard, Intel, NEC, NCR, Macromedia, Molex, Motorola, Novell, RS Components, Siemens, Sony, Toshiba, Unisys and Xerox;
            o Industrial Equipment: GE Supply, Hilti, MRO.com, WW Grainger and Sealed Air;
            o Oil/Gas: Aramco Service Company, Cooper Cameron, Fuel Quest and Tosco;
            o     Automobile: Ferrari, Fiat and Maserati
            o     Consumer Packaged Goods: Coors, GE and Georgia Pacific;
            o     Aircraft/Transport: Aviall, Boeing and Rockwell.

            o Government/Public Sector: San Diego Workforce, Singapore Post, State of California, Swiss Post, US General Services Administration, US Postal Service and World Health Organization.
            o Retail: Blackwell's, Brookstone, Circuit City, Hallmark, Home Depot, Maytag, OfficeMax, Pitney Bowes, RedEnvelope, Sears Roebuck, Shop At Home, Swatch, and Wal*Mart.
            o Telecom: British Telecom, ConnectOne, Eircom, Ericsson, France Telecom, Genuity, Japan Telecom, KPN, MCI Worldcom, Nortel Networks, Telia, Telus, UUNet, Verizon and Vodafone.
            o Travel: Aer Lingus, Air Canada, Air France, Amadeus, Budget Canada, Carlson Companies, Club Med, Forte Hotels, Japan Airlines, RailEurope, Rand McNally, TAM Airlines and Nippon Travel.
            o Pharmaceuticals/Healthcare: Advance PCS, formerly Advance Paradigm, Cardinal Health Inc./Allegiance Healthcare , Fresenius Medical Care, Hawaii Medical Service Association, Highmark, Janssen Pharmaceutica, Longs Drugs, Medimania, Merck Medco, NTT Data Healthcare, Pfizer and Premier Healthcare.
            o Media/Publishing/Entertainment: Electronic Arts, Grolier, Loftus Multimedia, NextMedia and Primedia.

Sales and Marketing

      We market our products primarily through a direct sales organization with operations in North America, Europe, Australia and Asia/Pacific. On December 31, 2000, our direct sales organization included 544 sales representatives, managers and sales support.

      We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas sales and marketing organizations, offices are located in the United States in Arizona, California, Colorado, Florida, Georgia, Illinois, Kansas, Maryland, Massachusetts, Michigan, Minnesota, New Jersey, New York, North Carolina, Ohio, Oregon, Pennsylvania, Texas, Virginia, Washington and Wisconsin; in Canada, in Toronto, Ontario and Vancouver, British Columbia; in Latin America, in Argentina, Brazil and Mexico.

      Sales and marketing offices for our EMEA, or Europe/Middle East/Africa, region are located in Austria, Denmark, Finland, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

      Our sales and marketing offices in the Asia Pacific/Japan/India region are located in Australia, India, Japan, the People's Republic of China, including Hong Kong, the Republic of China (Taiwan), Singapore and South Korea.

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

      Initial sales activities typically include a demonstration of our e-business product suite capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at our headquarters. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the application. Our global services organization typically plays a key role in helping customers to design, and then develop and deploy, their applications.

      As of December 31, 2000, 196 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our Web site.

      Our marketing efforts are targeted at:

      o     Product strategy development and product management;
      o     Building market awareness through press and analysts relations;
      o     Creating brand awareness and visibility;
      o     Producing and maintaining marketing information and sales tools;
      o     Generating and developing customer leads;
      o Sourcing and managing relationships with systems integrators, value-added resellers and creative designers; and
      o     Advertising agencies and technology partners.

Competition

The market for personalized e-business and one-to-one relationship management applications is rapidly evolving and intensely competitive. We expect competition to persist and intensify in the future.

      Our primary competition currently includes:

            o in-house development efforts by prospective customers or partners;
            o other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Allaire, Ariba, Art Technology Group Inc., Blue Martini, CommerceOne, InterWorld Corporation, Open Market, Inc., Oracle, Plumtree, Siebel and Vignette Corporation;
            o Web content developers that develop custom software or integrate other application software into custom solutions;
            o     International Business Machines Corporation; and
            o     Microsoft Corporation.

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

Intellectual Property and Other Proprietary Rights

       Our success and ability to compete are dependent to a significant degree on our proprietary technology. Although we hold a U.S patent, issued in January 1998, on elements of the BroadVision One-To-One Enterprise product, this patent may not provide an adequate level of intellectual property protection. In addition, litigation like the lawsuit we filed against Art Technology Group, which was settled in February 2000, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

      We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision" and "BroadVision One-To-One" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

      As a matter of company policy, we enter into confidentiality and assignment agreements with our employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property. We rely upon certain software that we license from third parties, including relational database management systems from Oracle and Sybase, object request broker software from IONA Technologies, database access technology from RogueWave Software and other software that is integrated with internally developed software and used in our software to perform key functions. In this regard, all of our services incorporate data encryption and authentication technology licensed from RSA. Our third-party technology licenses may not continue to be available to us on commercially reasonable terms, if at all. The loss of or inability to maintain any of these technology licenses could result in delays in introduction of our products and services until equivalent technology, if available, is identified, licensed and integrated, which could harm our business.

Recent Acquisitions

      On April 14, 2000, we acquired Interleaf, Inc. and its subsidiaries ("Interleaf") pursuant to a statutory merger involving a stock-for-stock exchange. We acquired Interleaf primarily to enable us to add significant wireless technology capabilities and substantially increase our ability to provide enhanced personalized e-business applications across multi-touch points. See "Management's Discussion and Analysis of Financial Condition and Results of Operations--Overview" and Note 2 of "Notes to Consolidated Financial Statements" for more detailed information.

Employees

      As of December 31, 2000, we employed a total of 2,412 full-time employees, of whom 1,828 are based in North America and South America, 372 in Europe and 212 in Asia. Of these full-time employees, 740 are in sales and marketing, 348 are in product development, 1,135 are in global services and client support, and 189 are in finance, administration and operations. As of December 31, 1999 and 1998, we employed 652 and 271 full-time employees, respectively.

      We believe that our future success depends on attracting and retaining highly skilled personnel. Competition for personnel is intense, and we may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

      The following table sets forth certain information regarding our current executive officers.

      Name                   Age    Position
      ----                   ---    --------
      Pehong Chen............43     Chairman of the Board, Chief Executive
                                    Officer and President
      Randall C. Bolten......48     Chief Financial Officer and Executive Vice
                                    President, Operations
      James W. Thanos........52     Executive Vice President and General
                                    Manager, Worldwide Field Operations
      Nancy Mills-Turner.....48     Executive Vice President and General
                                    Manager, Worldwide Products Organization
      Chris M. Grejtak.......52     Executive Vice President, Worldwide
                                    Marketing and Business Development, and
                                    Chief Marketing Officer

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

      James W. Thanos has served as our Vice President and General Manager, Americas since January 1998 and as our Executive Vice President and General Manager, Worldwide Field Operations, since January 2000. From January 1995 to January 1998, Mr. Thanos served as Vice President of North American Operations of Aurum Software, a sales force automation company. From May 1994 to January 1995, Mr. Thanos served as Vice President of Sales of Digital Equipment Corporation. From January 1993 to December 1994, Mr. Thanos served as Vice President of Sales of Harvest Software, an optical character recognition software company. From December 1988 to January 1993, Mr. Thanos served as Vice President of Sales Operations of Metaphor, a decision support software company. Mr. Thanos holds a B.A. in International Relations from Johns Hopkins University.

      Nancy Mills-Turner joined BroadVision in September 1999 as Vice President of Worldwide Professional Services, in January 2000, was promoted to Executive Vice President and General Manager, Worldwide Professional Services and in January 2001 was named Executive Vice President and General Manager, Worldwide Products Organization. Prior to BroadVision, she worked for Oracle managing the professional services groups including Consulting and Education. Before joining Oracle in 1995, she served as director of Federal, State and Local practice consultants at PricewaterhouseCoopers LLP. Prior to PricewaterhouseCoopers LLP, she was Vice President, Software at BIS Computer Solutions directing the activities of product development divisions specializing in commercial and criminal justice applications and implementations services. Ms. Mills-Turner received a B.A./B.S. in Business Administration and Biochemistry from Arizona State University and a Master's degree in Business Administration and Information Management Sciences from University of Southern California.

      Chris M. Grejtak joined us in January 2001 as Executive Vice President, Worldwide Marketing and Business Development, and Chief Marketing Officer. From January 2000 to January 2001, he served as Chief Executive Officer of Viquity, Inc., a provider of hosted universal connectivity services for internet-based integration of mission critical business systems. From December 1996 to January 2000, Mr. Grejtak was the Executive Vice President, Worldwide Marketing for Brio Technology, a provider of analytics software for enterprise infrastructure management. From December 1995 to December 1996, Mr. Grejtak was the Vice President of Marketing for Red Brick Systems, Inc., which developed database management system technology to support data warehouse and business intelligence applications. Mr. Grejtak received a B.A. in Sociology from Middlebury College.

ITEM 2. PROPERTIES

      Our principal administration, research and development, sales, consulting, training and support facilities are located in Redwood City, California, where we occupy approximately 162,000 square feet pursuant to leases expiring through 2008. We recently entered into a lease for a new facility currently under construction that will provide us with an additional approximately 519,000 square feet in Redwood City, California. The facility is expected to be available for occupancy during June 2001.

      Our European headquarters are located in Green Park, Reading, in the United Kingdom where we lease approximately 19,000 square feet. Our Asia Pacific headquarters are located in Taipei, Taiwan where we lease approximately 19,000 square feet.

      In addition, we have offices throughout the world to support the development, sales, marketing and support of our products and services. See "Sales and Marketing" above.

ITEM 3. LEGAL PROCEEDINGS

      On February 22, 2000, we reached a settlement agreement and entered into a license agreement with Art Technology Group, or ATG, in connection with the lawsuit we filed on December 11, 1998 against ATG alleging infringement of our U.S. Patent No. 5,710,887. In accordance with the terms of the settlement agreement, we granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and we were paid by ATG $8 million at the effective date of the settlement. In addition, we will receive an additional $7 million payable in quarterly installments, which payments commenced February 24, 2000, in the form of four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002. There are no material pending legal proceedings to which we or any of our subsidiaries is a party.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

      Not applicable.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

      Our common stock is quoted on the Nasdaq National Market under the symbol "BVSN." The following table shows high and low sale prices per share of the common stock as reported on the Nasdaq National Market:

                                              High               Low
                                              ----               ---
Fiscal Year 2000
First Quarter.........................     $  90.67          $  42.44
Second Quarter........................        61.56             26.88
Third Quarter.........................        54.56             25.69
Fourth Quarter........................        36.19             11.81

Fiscal Year 1999
First Quarter.........................     $   8.04          $   3.01
Second Quarter........................         8.19              4.35
Third Quarter.........................        15.54              6.82
Fourth Quarter........................        59.67             14.10

      As of March 28, 2001, there were 1,831 holders of record of our common stock. On March 28, 2001, the last sale price reported on the Nasdaq National Market System for our common stock was $5.2188 per share. In May 2000, we exchanged equity securities worth $3.0 million with netalone.com. We issued to netalone.com 76,665 shares of our Common Stock in exchange for the receipt from netalone.com of 23,366,700 shares of its Common Stock. In September 2000, in connection with Compaq Computer Corporation entering into a master marketing and license agreement with us, we issued a warrant to Compaq for 43,478 shares of our Common Stock with an exercise price of $34.50 per share. The exercise period for the warrant began on September 1, 2000 and expires on September 1, 2005.

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

                                                                      Years Ended December 31,
                                              -----------------------------------------------------------------------
                                                  2000          1999           1998           1997           1996
                                              -----------    -----------    -----------    -----------    -----------
                                                              (in thousands, except per share data)
Consolidated Statement of Operations Data:

Revenues:
  Software licenses .......................   $   250,838    $    75,383    $    36,067    $    18,973    $     7,464
  Services ................................       163,078         40,131         14,844          8,132          3,418
                                              -----------    -----------    -----------    -----------    -----------
        Total revenues ....................       413,916        115,514         50,911         27,105         10,882
Cost of revenues:
  Cost of software licenses ...............         7,827          3,703          1,001          1,664            330
  Cost of services ........................       117,808         25,108          8,704          4,284          2,164
                                              -----------    -----------    -----------    -----------    -----------
        Total cost of revenues ............       125,635         28,811          9,705          5,948          2,494
                                              -----------    -----------    -----------    -----------    -----------
Gross profit ..............................       288,281         86,703         41,206         21,157          8,388
Operating expenses:
  Research and development ................        51,621         14,568          9,227          7,392          4,985
  Sales and marketing .....................       167,415         48,903         26,269         18,413         12,066
  General and administrative ..............        28,195          7,970          3,786          2,990          2,034
  Goodwill and intangible
    amortization ..........................       187,748             --             --             --             --
  Charge for acquired in-process technology        10,100             --             --             --             --
                                              -----------    -----------    -----------    -----------    -----------
        Total operating expenses ..........       445,079         71,441         39,282         28,795         19,085
                                              -----------    -----------    -----------    -----------    -----------
  Operating (loss) income .................      (156,798)        15,262          1,924         (7,638)       (10,697)
  Other, net ..............................        (4,831)         3,547          2,115            265            552
                                              -----------    -----------    -----------    -----------    -----------
  Net (loss) income .......................   $  (161,629)   $    18,809    $     4,039    $    (7,373)   $   (10,145)
                                              ===========    ===========    ===========    ===========    ===========

Net (loss) income per share:

Basic (loss) earnings per share ...........   $     (0.62)   $      0.08    $      0.02    $     (0.04)   $     (0.06)
                                              ===========    ===========    ===========    ===========    ===========
Shares used in computation -- basic (loss)
earnings per share ........................       259,780        229,128        210,114        181,872        169,335
                                              ===========    ===========    ===========    ===========    ===========

Diluted (loss) earnings per share .........   $     (0.62)   $      0.07    $      0.02    $     (0.04)   $     (0.06)
                                              ===========    ===========    ===========    ===========    ===========
Shares used in computation -- diluted (loss)
earnings per share ........................       259,780        260,712        230,877        181,872        169,335
                                              ===========    ===========    ===========    ===========    ===========

                                                                        As of December 31,
                                              -----------------------------------------------------------------------
                                                  2000          1999           1998           1997           1996
                                              -----------    -----------    -----------    -----------    -----------
                                                                          (in thousands)
Consolidated Balance Sheet Data:

Cash and cash equivalents .................   $   153,137    $   279,823    $    61,878    $     8,277    $    17,608
Working capital ...........................       215,831        324,156         63,620         11,485         18,258
Total assets ..............................     1,143,024        406,128        101,562         26,539         26,714
Debt and capital leases, less current
portion ...................................         3,897          4,890          3,194          3,005            495
Accumulated deficit .......................      (162,423)          (794)       (19,603)       (23,642)       (16,269)
Total stockholders' equity ................     1,009,298        345,188         81,809         15,121         21,016

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

      We develop and sell an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy, and exchange goods, services and information over the Web and on wireless devices. Our e-business application suite enables a corporation to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents of the extended enterprise.

      The BroadVision e-business application suite allows businesses to tailor Web and wireless content to the needs and interests of individual users by personalizing content and transactions on a real-time basis. These personalized self-service applications have demonstrated that they can enhance customer satisfaction and loyalty, increase business volume and brand awareness, reduce costs to service customers and execute transactions, and enhance employee productivity and retention.

      Our products enable companies to organize dynamic profiles of Web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions. Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of the open architecture of our applications, they are easily integrated with our customers' existing systems and easily expanded as our customers' needs and businesses grow.

      Supporting this application infrastructure are more than 190 partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools, and services offerings that extend and enhance customers' BroadVision implementations.

      We believe our products enhance our customers' revenue opportunities by enabling them to establish more effective and efficient "one-to-one" relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, are able to transact business securely and are encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce costs of customer acquisition and retention, business development and technical support as well as employee workplace initiatives. In addition, the packaged solution nature of our products decreases our customers' time to deployment and allows them to easily manage and expand their Web and wireless application usage in a cost-effective manner.

We sell our products and services worldwide through a direct sales force and a channel of independent distributors, value-added resellers, or VARs, and application service providers, or ASPs. In addition, our sales are promoted through independent professional consulting organizations, known as systems integrators, or consulting partners and through members of a global network of strategic business relationships with key industry platform and Web developer partners. We also engage in strategic business alliances to assist with the marketing, selling and development of our customers' applications. We place a strategic emphasis on technology alliances to ensure that our products are based on industry standards and to position us to take advantage of current and emerging technologies. All of these independent entities are often referred to in this document as "partners." The benefits of this approach include enabling us to focus on our core competencies while reducing time to market and simplifying the task of designing and developing applications for us and our customers.

      On April 14, 2000, we acquired Interleaf pursuant to a statutory merger involving a stock-for-stock exchange. The acquisition occurred primarily to enable us to add significant wireless technology capabilities and substantially increase our ability to provide enhanced personalized e-business applications across multi-touch points. We accounted for this acquisition as a purchase business combination. Accordingly, the results of operations of Interleaf are included in our combined results from the date of the acquisition. Please see
Note 2 of Notes to Consolidated Financial Statements for more detailed information.

STATEMENT OF OPERATIONS AS A PERCENT OF TOTAL REVENUES

      The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

                                                       Years Ended December 31,
                                                     ---------------------------
                                                      2000       1999      1998
                                                     ------     ------    ------
Revenues:
  Software licenses .............................       61%        65%       71%
  Services ......................................       39         35        29
                                                      ----       ----      ----
          Total revenues ........................      100        100       100
                                                      ----       ----      ----
Cost of revenues:
  Cost of software licenses .....................        2          3         2
  Cost of services ..............................       28         22        17
                                                      ----       ----      ----
     Total cost of revenues .....................       30         25        19
                                                      ----       ----      ----
          Gross profit ..........................       70         75        81
                                                      ----       ----      ----
Operating expenses:
  Research and development ......................       13         13        18
  Sales and marketing ...........................       41         42        52
  General and administrative ....................        7          7         7
  Goodwill and intangible amortization ..........       45         --        --
  Charge for acquired in-process technology .....        2         --        --
                                                      ----       ----      ----
     Total operating expenses ...................      108         62        77
                                                      ----       ----      ----
          Operating (loss) income ...............      (38)        13         4
     Other, net .................................        4          4         4
                                                      ----       ----      ----
          (Loss) Income before income taxes .....      (34)        17         8
     Income tax provision .......................        5          1        --
                                                      ----       ----      ----
          Net (loss) income .....................      (39)%       16%        8%
                                                      ====       ====      ====

RESULTS OF OPERATIONS

                                    Revenues

      Our revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using our software. Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to us. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

      We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

      Our professional services are delivered through our BroadVision Global Services Organization, or BVGS, presently comprised of the Strategic Services Group, the Technical Services Group, the Content and Creative Services Group, the Client Services, Project and Program Management Group, the Partner
Services Group, the Education Services Group and the Technical Support
Services Group. The first three groups provide consulting services, the fourth group manages projects and client relationships, the fifth group manages the needs of our partner community, the sixth group provides training-related services to employees, customers and partners, and the last group provides software maintenance services, including technical support, to our customers and partners. Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period. A summary of our software and services revenues by geographic region for the periods indicated is as follows:

                                Software       %       Services       %        Total         %
                                --------   --------    --------   --------    --------   --------
                                                      (dollars in thousands)

Year Ended December 31, 2000:
  Americas ..................   $155,337         62%   $125,994         77%   $281,331         68%
  Europe ....................     75,046         30      28,565         18     103,611         25
  Asia/Pacific ..............     20,455          8       8,519          5      28,974          7
                                --------   --------    --------   --------    --------   --------
Total .......................   $250,838        100%   $163,078        100%   $413,916        100%
                                ========   ========    ========   ========    ========   ========

Year Ended December 31, 1999:
  Americas ..................   $ 48,822         65%   $ 30,501         76%   $ 79,323         69%
  Europe ....................     18,918         25       7,293         18      26,211         22
  Asia/Pacific ..............      7,643         10       2,337          6       9,980          9
                                --------   --------    --------   --------    --------   --------
Total .......................   $ 75,383        100%   $ 40,131        100%   $115,514        100%
                                ========   ========    ========   ========    ========   ========

Year Ended December 31, 1998:
  Americas ..................   $ 19,301         54%   $ 10,029         67%   $ 29,330         58%
  Europe ....................     13,879         38       3,065         21      16,944         33
  Asia/Pacific ..............      2,887          8       1,750         12       4,637          9
                                --------   --------    --------   --------    --------   --------
Total .......................   $ 36,067        100%   $ 14,844        100%   $ 50,911        100%
                                ========   ========    ========   ========    ========   ========

2000 versus 1999

      Total revenues for the year ended December 31, 2000 increased $298.4 million or 258% on a year-over-year basis, and consisted of an increase in software license revenue of $175.5 million or 233% and an increase in professional services revenue of $122.9 million or 306%.

      The 233% increase in software license revenues is a result of continued strong demand by existing and new customers for our expanding product line and core competencies and the growing market for business-to-business and business-to-consumer e-commerce software application solutions. Our aggressive growth and enhanced presence in global markets were contributing factors in our overall increase in revenues. Also contributing to increased revenues are sales of software licenses of products acquired in the Interleaf transaction. Revenues attributed to the sales of software licenses for products acquired as a result of the Interleaf acquisition were approximately $11 million from the date of acquisition through December 31, 2000. During the year, we continued to expand the functionality and personalization attributes of our application products that contributed to a broadened customer base and an increased level of repeat business. In addition, our deployment license revenues, which are based upon related user profiles, continued to accelerate as a result of an increasingly large number of live sites.

      Software product license revenues for our Enterprise applications increased to $18.6 million in 2000 as compared to $14.6 million in 1999. Software license revenues for our web applications and tools, or packaged solutions, increased to $232.2 million in 2000 as compared to $60.8 million in 1999. Deployment license revenues increased to $81.8 million in 2000 as compared to $31.2 million in 1999. During the year ended December 31, 2000, we licensed 557 new end-user customers, including customers acquired as part of the Interleaf acquisition, and 74 new partners which compares with approximately 217 new end-user customers and 47 new partners for the year ended December 31, 1999. As of December 31, 2000, we had a total installed license base of 1,169 consisting of 972 end-user customers, including customers acquired as part of the Interleaf acquisition, and 197 partners, which compares with 415 end-user customers and 123 partners as of December 31, 1999.

      The 306% increase in professional services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $46.2 million in 2000 which compares to $13.4 million in 1999. We also experienced increases in services and maintenance revenues as a result of the Interleaf acquisition. Total services revenues related to customers acquired as a result of the Interleaf acquisition were approximately $17 million. During fiscal 2000, we expanded our corporate training facilities by building new training centers in Chicago, Illinois, the United Kingdom and Taipei, Taiwan.

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

      The 109% increase in software license revenues was a result of continued strong demand for our expanding product line and core competencies; our strategic positioning within a high momentum market for business-to-business and business-to-consumer personalization focused software application solutions; and the ability to achieve greater penetration into our existing customer base while continuing to add significant numbers of new quality customers. During the year, we continued to expand the functionality and personalization attributes of our application products that contributed to a broadened customer base and an increased level of repeat business. In addition, our deployment related user profile based licensing revenues continued to accelerate as a result of an increasingly larger number of live sites. Software product license revenues for our Enterprise applications decreased to $14.6 million in 1999 as compared to $19.3 million in 1998. Deployment related user profile license revenues increased to $31.2 million in 1999 as compared to $14.8 million in 1998. During the year ended December 31, 1999, we licensed approximately 217 new end-user customers and 47 new partners which compares with approximately 94 new end-user customers and 27 new partners for the year ended December 31, 1998. As of December 31, 1999, we had a total installed license base of over 410 end-user customers and 120 partners, which compares with over 195 end-user customers and 75 partners as of December 31, 1998.

      The 170% increase in professional services revenue was a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $13.4 million in 1999 which compares to $5.1 million in 1998. During the year ended December 31, 1999, we continued to expand and enhance our professional services group and, during August 1999, we completed our greatly expanded corporate training facility located in Redwood City, California. We also added additional training and professional consulting related facilities in Europe and Asia as of December 31, 1999.

Cost of Revenues

      Cost of license revenues includes the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

                                                     Years Ended December 31,
                                -----------------------------------------------------------------
                                  2000         %         1999         %         1998         %
                                --------   --------    --------   --------    --------   --------
                                                    (dollars in thousands)

Cost of software licenses [1]   $  7,827        3%     $  3,703        5%     $  1,001       3%
Cost of services [2]             117,808       72        25,108       63         8,704      59
                                --------               --------               --------
Total cost of revenues [3] ..   $125,635       30%     $ 28,811       25%     $  9,705      19%
                                ========               ========               ========

      [1] -- Percentage is calculated based on total software license revenues for the period indicated

      [2] -- Percentage is calculated based on total services revenues for the period indicated

      [3] -- Percentage is calculated based on total revenues for the period indicated

2000 versus 1999

      For the year ended December 31, 2000, cost of license revenues increased $4.1 million or 111% on a year-over-year basis. Cost of software licenses as a percent of license revenues was 3% in 2000 as compared to 5% in 1999. Cost of services revenues during 2000 increased $92.7 million or 369% on a year-over-year basis. Cost of services as a percent of services revenues was 72% in 2000 as compared to 63% in 1999.

      In absolute dollar terms, the increase in cost of software licenses was principally a result of increased sales of our products and of royalty-bearing third party products. In relative percentage terms, cost of software licenses decreased principally as a result of renegotiating the royalty provisions of agreements with software suppliers from per copy royalties to fixed fee prepaid license fees.

      The increase in cost of services revenues in absolute dollar terms during 2000 as compared to 1999 is a result of higher business volumes as evidenced by increased services revenues. The increase in cost of services as a percentage of revenues can primarily be attributed to an increase in personnel who do not generate revenue during their initial training period. Total employees in global services and client support were 1,135 as of December 31, 2000 as compared to 246 as of December 31, 1999. This includes employees added as a result of the Interleaf acquisition. In addition, we increased our use of outside consultants from the prior year in order to meet our short-term demands.

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

      The increase in cost of services revenues in absolute dollar terms during 1999 as compared to 1998 was a result of higher business volumes as evidenced by increased services revenues. Overall costs increased as a result of additions to our professional services staff and the employment of outside consultants to meet short-term consulting demands. The increase in cost of services as a percentage of services revenues was a result of the assimilation of new professional consultants added to the group during the year and higher use of outside consultants in relation to the extent previously used during the prior year period.

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

                                                                   Years Ended December 31,
                                             -------------------------------------------------------------------
                                               2000         %         1999         %          1998          %
                                             --------   --------    --------    --------    --------    --------
                                                               (dollars in thousands)
Research and development .................   $ 51,621         13%   $ 14,568          13%   $  9,227          18%
Sales and marketing ......................    167,415         41      48,903          42      26,269          52
General and administrative ...............     28,195          7       7,970           7       3,786           7
Goodwill and intangible amortization .....    187,748         45          --          --          --          --
Charge for acquired in-process technology      10,100          2          --          --          --          --
                                             --------               --------                --------
Total operating expenses .................   $445,079        108%   $ 71,441          62%   $ 39,282          77%
                                             ========   ========    ========    ========    ========    ========
Interest income ..........................   $ 16,706          4%   $  5,142           4%   $  2,484           5%
                                             ========   ========    ========    ========    ========    ========
Other income (expense), net ..............   $  1,511          0%   $   (599)          1%   $   (448)          1%
                                             ========   ========    ========    ========    ========    ========

2000 versus 1999

      Research and development expenses for the year were $51.6 million in 2000 as compared to $14.6 million in 1999 which represents an increase of 253% year-over-year. Sales and marketing expenses for the year were $167.4 million in 2000 as compared to $48.9 million in 1999 which represents an increase of 242% year-over-year. General and administrative expenses for the year were $28.2 million in 2000 as compared to $8.0 million in 1999 which represents an increase of 253% year-over-year. Interest income for the year was $16.7 million in 2000 as compared to $5.1 million in 1999 that represents an increase of 227% year-over-year. Net other income (expense) for the year was $1.5 million in 2000 as compared to $(599,000) in 1999 that represents an increase of 350% year-over-year.

      The increase in research and development expenses is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of our next generation of products. We added personnel and a development facility in Waltham, Massachusetts in conjunction with the Interleaf acquisition. The increases in sales and marketing expenses reflects the cost of hiring additional sales and marketing personnel including sales commissions, the continued development of sales distribution channels and the expansion of promotional activities and marketing-related programs. The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional fees, increase in bad debt reserve as a result of an increase in accounts receivable due to our rapid growth, and additional infrastructure to support the expansion of our operations. The increase in interest income is attributable to a higher level of investment income during the year as a result of an increase in investments and cash in interest bearing accounts. The increase in other income, net is primarily a result of realized gains on the sale of investments partially offset by realized losses on investments due to impairment as well as interest expense.

      Amortization of Goodwill and Other Intangible Assets

      Our acquisition of Interleaf was accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired of approximately $1.9 million. Gross goodwill recorded as a result of the acquisition was $765.8 million. The aggregate amortization of goodwill and other intangible assets related to the Interleaf acquisition was $187.6 million in fiscal 2000. The goodwill and other intangible assets are being amortized on a straight-line basis over the expected useful life of three years and will amount to $264.9 million in 2001, $264.9 million in 2002 and $77.3 million in 2003. It is possible that we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related costs.

      On November 24, 1999, the Company acquired all of the registered shares of Fidutec Information Technology SA for a cash payment of 6,000,000 Swiss Francs (equivalent U.S. dollar value of $3,765,000, net of cash acquired); of which 1,200,000 Swiss Francs are held in escrow, subject to employee retention conditions lasting 12 to 24 months depending on named employees. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. The name of the acquired business has been subsequently changed to BroadVision Professional Services. Amortization of goodwill was approximately $200,000 in fiscal 2000.

      Charge for Acquired In-Process Technology

      In connection with the Interleaf acquisition, we recorded a charge of $10.1 million in the quarter ended June 30, 2000 for acquired in-process technology that had not reached technological feasibility. Based upon our estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to Acquired In-Process Technology and $796.0 million was allocated to goodwill and intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million. We used the cost approach to estimate the value of the assembled workforce and the income approach to estimate the value of the business and technology projects acquired. The income approach takes into consideration the expected future cash flows attributable to the technology projects and discounts these cash flows to present value at a rate that appropriately reflects their risk. The value assigned to in-process technology was the amount attributable to the efforts of Interleaf up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased technology projects at the time of acquisition. Based upon these estimates, material net cash flows from the acquired business are expected to occur during the calendar year 2000. The cash flows for the completed and in-process technologies were discounted using discount rates of 15% to 35%.

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

      The In-Process Technologies include a project to develop a version of current software which will run on a Unix-based operating system. As of the valuation date, the development of this project was approximately 34% complete and there was significant technological risk remaining. The value attributed to this project was $1.3 million. The application from this project has been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The costs to complete this project were included in the year ending December 31, 2000 and there are no expected remaining costs. Another In-Process Technology project is an upgrade to an existing product that will take into account new W3C standards being developed for XML and will provide the capability for a user to author and create documents for a specific output device. As of the valuation date, this project was approximately 6% complete. The value attributed to this project was $300,000. This project was subsequently canceled and the project has no future alternative use. Costs incurred to complete this project were not material. A third In-Process Technology project is being developed to provide a new, cost-effective means for a website to deliver content both to full-function personal computers and to reduced-function devices such as wireless telephones and wireless personal digital assistants. As of the valuation date, this project was approximately 57% complete. The value attributed to this project was $8.5 million. The application from this project has been integrated into our products. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The costs to complete this project were included in the year ending December 31, 2000 and there are no expected remaining costs.

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

      As noted above, the income forecast method was used to value the business and technology projects acquired. The value of the acquired In-Process Technology and the Completed Technologies was estimated by discounting to present value the free cash flows generated by the products with which the technologies are associated over the remaining economic lives of the technologies. Discount rates used ranged from 15% to 35% and were based upon the relative risk associated with the completed technologies and the incomplete development projects and upon considerations such as stage of completion, remaining development milestones, technological uncertainties and projected cost to complete. We believe that these discount rates are consistent with the overall costs of capital and the relative risks of the completed technologies and the research and development project. We have valued the In-Process Technology using the "Percentage Completion Approach" as suggested by the U.S. Securities and Exchange Commission. This approach varies from the traditional discounted cash flow approach that is used to value In-Process Technology. The Percentage Completion Approach does not include completion costs in the discounted cash flow analysis and the present value of future cash flows is multiplied by the estimated percentage complete as of the valuation date to determine the value of the acquired In-Process Technology.

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

      As part of the Purchase and Sale Agreement and the closing compilation documents, Non-Compete Agreements (the "Agreements") were executed with certain Interleaf employees. No value of the aggregate purchase price was allocated to the Agreements based upon numerous facts and circumstances such as the likelihood of employees leaving BroadVision and the effect on our performance these employees would have should they leave the Company and were not barred from competing.

1999 versus 1998

      Research and development expenses for the year were $14.6 million in 1999 as compared to $9.2 million in 1998 which represents an increase of 58% year-over-year. Sales and marketing expenses for the year were $48.9 million in 1999 as compared to $26.3 million in 1998 which represents an increase of 86% year-over-year. General and administrative expenses for the year were $8.0 million in 1999 as compared to $3.8 million in 1998 which represents an increase of 111% year-over-year. Net other income for the year was $4.5 million in 1999 as compared to $2.0 million in 1998 which represents an increase of 123% year-over-year.

      The increase in research and development expenses was primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of our next generation of products. The increases in sales and marketing expenses reflects the cost of hiring additional sales and marketing personnel, the continued development of sales distribution channels and the expansion of promotional activities and marketing-related programs. In addition, commission rates were higher during 1999 as result of sales people exceeding their sales quotas. The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional fees and additional infrastructure to support the expansion of our operations. The increase in net other income is attributable to a higher level of investment income during the year as a result of earnings on proceeds received from a follow-on public stock offering in November 1999.

                                  Income Taxes

      For the year ended December 31, 2000, we recorded an income tax provision of $23.0 million consisting of current expense of $28.6 million and deferred tax benefit of $5.6 million relating to federal, state and foreign income taxes. For the year ended December 31, 1999, we recorded an income tax provision of $996,000 consisting solely of current expense relating to federal and foreign income taxes. For the year ended December 31, 1998, we recorded a net income tax benefit of $79,000, comprised of a deferred tax benefit of $700,000 and current tax expense of $621,000.

      The effective tax rate includes the write-off of acquired in-process technology and amortization of Goodwill and other intangibles of approximately $197.8 million for 2000. The effective tax rate after this adjustment is 39%. The effective tax rates were 5% for 1999 and 0 for 1998.

                         Liquidity and Capital Resources

                                                      December 31,
                                            -------------------------------
                                              2000        1999        1998
                                            --------    --------    -------
                                                 (dollars in thousands)
     Cash, cash equivalents and
     short-term
       Investments....................      $222,534    $348,581    $61,878
     Working capital..................      $215,831    $324,156    $63,620
     Working capital ratio............        2.7         6.8           4.9

      As of December 31, 2000, cash, cash equivalents and liquid short-term investments totaled $222.5 million, which represents a decrease of $126.1 million as compared to December 31, 1999. We currently have $4.9 million of outstanding term debt under our existing credit facility with our commercial bank.

      We have funded our operations by cash generated from operations and public offerings of our common stock. Public stock offerings during June 1996, March 1998 and November 1999 netted for us proceeds of $20.7 million, $53.7 million and $210.4 million, respectively. Cash provided by operating activities was $55.3 million for the year ended December 31, 2000, $33.3 million for the year ended December 31, 1999 and $1.2 million for the year ended December 31, 1998. Operating activities consisted primarily of the net operating income for the year after adding back various non-cash items such as amortization of goodwill and other intangibles and charge for acquired in-process technology and depreciation, increase in accounts payable and other accrued expenses, increase in unearned revenue and deferred maintenance, all partially offset by increases in accounts receivable, prepaid expenses and other current assets. Cash used for investing activities was $220.9 million for the year ended December 31, 2000, $38.6 million for the year ended December 31, 1999 and $6.4 million for the year ended December 31, 1998. Investing activities consisted primarily of capital expenditures and the acquisition of strategic investments. We expect that our capital expenditures will continue to increase in the future. We currently estimate that planned capital expenditures for fiscal 2001 will be approximately $32.0 million. We plan to fund these capital expenditures from cash provided by operations. Cash provided by financing activities was $38.9 million for the year ended December 31, 2000, $223.2 million for the year ended December 31, 1999 and $58.8 million for the year ended December 31, 1998. Financing activities consisted primarily of proceeds from the issuance of stock.

      We believe that our existing cash and cash equivalents and our anticipated cash flows from operations will be sufficient to meet our working capital and operating resource expenditure requirements for at least the next year. Thereafter, we may find it necessary to obtain additional equity or debt financing. In the event additional financing is required, we may not be able to raise it on acceptable terms or at all. We have various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $10.0 million of additional borrowings, based on eligible accounts receivable. As of December 31, 2000 and 1999, outstanding term debt borrowings were $4.9 million and $5.9 million, respectively. As of December 31, 2000 and 1999, we had no outstanding borrowings under our revolving line of credit. However, commitments totaling $2.4 million and $2.8 million, in the form of standby letters of credit were issued under its revolving line of credit facility as of December 31, 2000 and 1999, respectively (see Note 7). Commitments totaling $23.0 million in the form of standby letters of credit were also issued from separate financial institutions as of December 31, 2000.

Quarterly Results of Operations

      The following tables set forth certain unaudited consolidated statement of operations data for the eight quarters ended December 31, 2000, as well as that data expressed as a percentage of our total revenues for the periods indicated.

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

                                                                         Three Months Ended
                                ---------------------------------------------------------------------------------------------------
                                 Dec. 31,     Sep. 30,     June 30,      Mar. 31,     Dec. 31,    Sep. 30,     June 30,    Mar. 31,
                                   2000         2000         2000          2000         1999        1999         1999        1999
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
                                                                        (dollars in thousands)

Statement of Operations
Data:
Revenues:
  Software licenses .........   $  80,926    $  72,351    $  56,848     $  40,713    $  28,161   $  18,954    $  15,484   $  12,783
  Services ..................      55,951       47,843       38,496        20,788       15,582      10,877        7,992       5,681
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
        Total revenues ......     136,877      120,194       95,344        61,501       43,743      29,831       23,476      18,464
Cost of revenues:
  Cost of software licenses .       2,805        1,395        1,563         2,064        1,243         676        1,037         747
  Cost of services ..........      37,838       34,015       30,282        15,673        9,994       7,241        4,624       3,321
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
        Total cost of
         revenues ...........      40,643       35,410       31,845        17,737       11,237       7,917        5,661       4,068
Gross profit ................      96,234       84,784       63,499        43,764       32,506      21,914       17,815      14,396
Operating expenses:
  Research and development ..      21,168       14,988        9,706         5,759        4,582       3,816        3,268       2,901
  Sales and marketing .......      64,846       43,799       33,570        25,200       19,012      12,136       10,019       7,665
  General and
    administrative ..........       9,600        8,198        6,786         3,611        2,969       2,119        1,611       1,271
  Goodwill and intangible
    amortization ............      66,089       66,308       55,351            --           --          --           --          --
  Charge for acquired
    in-process technology ...          --           --       10,100            --           --          --           --          --
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
        Total operating
         expenses ...........     161,703      133,293      115,513        34,570       26,563      18,071       14,898      11,837
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
Operating (loss) income .....     (65,469)     (48,509)     (52,014)        9,194        5,943       3,843        2,917       2,559
Other, net ..................       1,431       (4,247)      (2,857)          842        2,120         651          398         378
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
Net (loss) income ...........   $ (64,038)   $ (52,756)   $ (54,871)    $  10,036    $   8,063   $   4,494    $   3,315   $   2,937
                                =========    =========    =========     =========    =========   =========    =========   =========

As a Percentage of Revenues:
Revenues:
  Software licenses .........          59%          60%          60%           66%          64%         63%          66%         69%
  Services ..................          41           40           40            34           36          37           34          31
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
        Total revenues ......         100          100          100           100          100         100          100         100
Cost of revenues:
  Cost of software licenses .           2            1            1             3            3           2            4           4
  Cost of services ..........          28           28           32            26           23          24           20          18
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
        Total cost of
         revenues ...........          30           29           33            29           26          26           24          22
Gross profit ................          70           71           67            71           74          74           76          78
Operating expenses:
  Research and development ..          16           13           10             9           10          13           14          16
  Sales and marketing .......          47           36           35            41           44          41           43          41
  General & administrative ..           7            7            7             6            7           7            7           7
  Goodwill and intangible
    amortization ............          48           55           58            --           --          --           --          --
  Charge for acquired
    in-process technology ...          --           --           11            --           --          --           --          --
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
        Total operating
         expenses ...........         118          111          121            56           61          61           64          64
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
Operating (loss) income .....         (48)         (40)         (54)           15           14          13           12          14
Other, net ..................           1           (4)          (3)            1            5           2            2           2
                                ---------    ---------    ---------     ---------    ---------   ---------    ---------   ---------
Net (loss) income ...........         (47)%        (44)%        (57)%          16%          19%         15%          14%         16%
                                =========    =========    =========     =========    =========   =========    =========   =========

         Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. It is likely that our operating results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of our common stock almost certainly would decline.

RECENT ACCOUNTING PRONOUNCEMENTS

      In June 1998, the Financial Accounting Standards Board, or FASB, issued Statement of Financial Accounting Standard, or SFAS, No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, we adopted SFAS No. 133, as amended, beginning on January 1, 2001. SFAS No. 133 establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to carry all derivative instruments at fair value on their balance sheets. The accounting for changes in the fair value (i.e., gains or losses) of a derivative instrument depends on whether it has been designated and qualifies as part of a hedging activity and the underlying purpose for it. We do not believe that the adoption of SFAS No. 133 will have a significant impact on our consolidated financial statements or related disclosures. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. FASB Statement No. 138 addresses certain issues related to the implementation of SFAS No. 133, but does not change the basic model of SFAS No. 133 or further delay the implementation of SFAS No. 133.

      In December 1999, the Securities and Exchange Commission, or SEC, issued Staff Accounting Bulletin No. 101, or SAB 101, Revenue Recognition in Financial Statements, which provides guidance on the recognition, presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. We adopted SAB 101 during the fourth quarter of 2000, as required. There was no material effect on our financial position or results of operations as a result of the adoption of SAB 101.

      In March 2000, the FASB issued Interpretation No. 44, or FIN 44, Accounting for Certain Transactions Involving Stock Compensation-an Interpretation of APB 25. This Interpretation clarifies (a) the definition of employee for purposes of applying Opinion 25, (b) the criteria for determining whether a plan qualifies as a non-compensatory plan, (c) the accounting consequence of various modifications to the terms of a previously fixed stock option or award and (d) the accounting for an exchange of stock compensation awards in a business combination. This Interpretation became effective July 1, 2000, but certain conclusions in this Interpretation cover specific events that occur after either December 15, 1998 or January 12, 2000. However, before the effective date of July 1, 2000, the effects of applying this Interpretation are recognized on a prospective basis from July 1, 2000. We adopted FIN 44 in July,2000. There was no material effect on our financial position or results of operations as a result of the adoption of FIN 44.

RISK FACTORS

      The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In that event, the trading price of our common stock could decline.

Risks related to our business

      Fluctuations in our quarterly operating results may cause our stock price to decline and make it difficult for us to forecast quarterly revenue and operating results.

      Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. It is likely that our operating results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of our common stock almost certainly would decline.

      Factors that may affect our quarterly operating results include the following:

                  o the timing of introductions or enhancements of our products and services or our competitors;
                  o     timing of receipt and fulfillment of significant orders;
                  o     market acceptance of new products;
                  o     the mix of products sold by us;
                  o     changes in our pricing policies or our competitors;
                  o     changes in our sales incentive plans;
                  o     the budgeting cycles of our customers;
                  o customer order deferrals in anticipation of new products or enhancements by us or our competitors or because of macro-economic conditions
                  o nonrenewal of our service agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;
                  o     product life cycles;
                  o     changes in strategy;
                  o     seasonal trends;
                  o the mix of distribution channels through which our products are sold;
                  o     the mix of international and domestic sales;
                  o     the rate at which new sales people become productive;
                        and
                  o changes in the level of operating expenses to support projected growth.

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

      Our sales may be subject to macro-economic conditions that could have an effect on the willingness of our customers and prospects to make large capital spending decisions.

      The average size of transactions involving the licensing of our products is over $400,000 and has increased over the last few years. The current macro-economic forecast for the United States and some other countries indicate an economic slowdown. Many customers and prospective customers have issued public announcements regarding workforce reductions and spending controls in response to this slowdown. Because of these corporate pronouncements and economic conditions, our customers and prospects may defer large capital spending decisions that, in turn, could result in shortfalls in our revenue and operating result expectations.

      Our lengthy sales and product implementation cycles could cause delays in revenue recognition and make it difficult to predict ours quarterly results.

      Our sales and product implementation cycles are subject to delays over which we have little or no control. These delays can affect the timing of revenue recognition and make it difficult to predict our quarterly results. Licensing the BroadVision One-to-One application products is often an enterprise-wide decision by prospective customers. The importance of this decision requires that we engage in a lengthy sales cycle with prospective customers. During the sales process, we provide a significant level of education regarding the uses and benefits of our products. Once the decision has been made to implement our products, our customers or our BroadVision Global Services consultants then must commit significant resources over an extended period of time. Slowdowns in general economic conditions may result in decisions by customers to defer decisions to purchase our products. Delays in license transactions due to unusually lengthy sales cycles could cause our operating results to vary significantly from quarter to quarter.

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

      We have substantially expanded our business and operations and will need to manage and support this expansion effectively in order for our business plan to succeed.

      We have substantially expanded our business and operations since our inception in 1993; in particular, we grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000. If we are unable to support this growth effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. Our past expansion has placed significant demands on our administrative, operational, financial and other resources. If our revenues do not increase in proportion to our operating expenses, our management systems do not expand to meet increasing demands or our management otherwise fails to support our expansion effectively, our business plan may not succeed.

      We are dependent on direct sales personnel and third-party distribution channels to achieve revenue growth.

      To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting and training sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and take time to achieve full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, including Hewlett-Packard Company, under which partners have agreed to resell and support our current BroadVision One-to-One product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach. Termination of the Hewlett-Packard or other similar alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to expand our direct sales force or other distribution channels, our revenues may not grow or they may decline.

      Our customers may rely on third-party systems integrators for the success of online marketplaces.

      Our current and prospective customers may rely on third-party systems integrators to develop, deploy and manage online marketplaces. If we are unable to adequately train these systems integrators who, as a result, ineffectively assist customers with their online marketplaces, our reputation may be harmed and we may lose customers. In addition, if for any reason a large number of these integrators adopt a different product or technology instead of the BroadVision One-To-One application products, sales of these products may not grow or they may decline.

      We are susceptible to numerous risks associated with international operations.

      Our international activities expose us to numerous additional risks. In the year ended December 31, 2000, approximately 32% of our revenues were derived from sales outside of North America. We have twenty six offices in Europe and Asia and two offices in Australia. A key component of our business strategy is to expand our international activities.

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

      Because a significant portion of our sales activity occurs at the end of each fiscal quarter, delays in a relatively small number of license transactions could adversely affect our operating results for the quarter.

      Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Gross margins are high for our license transactions. Customers and prospective customers are aware of these facts and use these conditions in an attempt to obtain concessions. While we have consistently avoided making concessions that could result in lower margins, the tactic often results in delays in the closing of license transactions. Small delays in a relatively small number of license deals could have a significant impact on our reported operating results for that quarter.

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

      If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business solutions is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

                  o in-house development efforts by prospective customers or partners;
                  o other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Allaire, Ariba, Art Technology Group Inc., Blue Martini, CommerceOne, InterWorld Corporation, Open Market, Inc., Oracle, Plumtree, Siebel and Vignette Corporation;
                  o Web content developers that develop custom software or integrate other application software into custom solutions;
                  o     International Business Machines Corporation; and
                  o     Microsoft Corporation.

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

      Compared to us, many of these and other current and future competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies also can use their greater name recognition and more extensive customer base to gain market share at our expense. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. We may be unable to compete successfully with current or new competitors.

      Our success and competitive position will depend on our ability to protect our proprietary technology.

      Our success and ability to compete are dependent to a significant degree on our proprietary technology. Although we hold a U.S patent, issued in January 1998, on elements of the BroadVision One-To-One Enterprise product, this patent may not provide an adequate level of intellectual property protection. In addition, litigation like the lawsuit we filed against Art Technology Group, which was settled in February 2000, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

   We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision" and "BroadVision One-To-One" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

      We could be subject to claims of intellectual property infringement, which could divert management resources, cause product delays or require that we enter into licensing or royalty agreements.

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

      We rely in part on technology that we license from third parties, including relational database management systems from Oracle, Sybase, and Informix object request broker software from IONA Technologies PLC, database access technology from Rogue Wave Software Inc. and other software. We integrate or sublicense this technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology licensed from RSA. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. Moreover, the licensed technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could harm our business.

      Our executive officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

      Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees.

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

      We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, bills pending in Congress would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of those regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our BroadVision One-to-One application products.

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

      For example, because our products involve the solicitation of personal data regarding individual consumers, our business could be limited by laws regulating the solicitation, collection or processing of this data. The Telecommunications Act of 1996 prohibits the transmission of some types of information and content over the Internet. The prohibition's scope and the liability associated with a Telecommunications Act violation are currently unsettled. Legislation imposing potential liability upon us for information carried on or disseminated through our products would likely cause us to implement costly measures to reduce our exposure to this liability or to discontinue some of our services.

      Our business could be harmed by the expense involved in reacting to actual or potential liability associated with the Telecommunications Act or other Internet-related laws and regulations. In addition, the increased attention focused upon liability issues as a result of the Telecommunications Act could limit the growth of Internet commerce, which could decrease demand for our products.

      The United States government regulates the export of technology, including encryption technology, which our products incorporate. Export regulations, either in their current form or as may be subsequently enacted, may limit our ability to distribute our software outside the United States. Any revocation or modification of our export authority or adoption of new laws or regulations relating to the export of software and encryption technology could limit our international operations. The unlawful export of our software could also harm our reputation. Although we take precautions against unlawful export of their software, the global nature of the Internet makes it difficult to effectively control the distribution of software.

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

      We believe that, in accordance with current industry practice, most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. However, one or more states or foreign countries may seek to impose sales or other tax collection obligation on out-of-jurisdiction companies that engage in electronic commerce.

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


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2000 and 1999. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. We do not expect any material loss with respect to our investment portfolio.

      Our financial instrument holdings as of December 31, 2000 were analyzed to determine their sensitivity to interest rate changes. In our sensitivity analysis, we assumed an adverse change in interest rates of 500 basis points and the expected effect on net income was insignificant.

Cash and Cash Equivalents

      We consider all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Our cash and cash equivalents consisted of the following (in thousands):

                                                    December 31,
                                               ---------------------
                                                 2000         1999
                                               --------     --------
        Cash                                   $ 43,253     $ 16,945
        Money market funds..............         94,011      125,807
        Corporate notes/bonds...........          2,937            -
        Government notes/bonds..........         10,412            -
        Commercial paper................          2,524      137,071
                                               --------     --------
                                               $153,137     $279,823
                                               ========     ========

Short-term Investments

      Our short-term investments consist of marketable equity and debt securities that are classified as available-for-sale. Our investment in marketable equity securities is carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. As of December 31, 2000, our investment in marketable equity securities had a fair value of $3.1 million and a cost basis of $5.0 million. Our debt securities are carried at fair value. As of December 31, 2000, commercial paper investments consisted of $11.0 million, corporate notes/bonds of $16.9 million and government bonds/notes of $38.4 million. Short-term investments, excluding marketable equity securities, had a weighted average remaining maturity as of December 31, 2000 of approximately three months. Total short-term investment unrealized losses, net, were $26.0 million, net of tax, for the year ended December 31, 2000. Total realized gains during fiscal 2000 were $3.6 million and are included in other income in the accompanying statement of operations.

Concentrations of Credit Risk

      Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with over ten separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We generally do not require collateral on accounts receivable as the majority of our customers are large, well-established companies. We maintain reserves for potential credit losses but historically have not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. For the year ended December 31, 2000 no one customer accounted for more than 10% of fiscal year 2000 total revenue. As of December 31, 2000, two customers individually accounted for more than 10% of our accounts receivable. These customers accounted for 10% and 11% of accounts receivable, respectively.

Fair Value of Financial Instruments

      Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of our financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to us on similar debt issues.

Long-term Investments

      Included in the our long-term investments are investments in debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2000. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. As of December 31, 2000, our long-term investments in debt securities had a fair value of $34.3 million in corporate bonds/notes and $44.6 million in government bonds/notes. The remaining weighted average days to maturity as of December 31, 2000 was approximately twenty three months.

      Also included in our long-term investments are equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the consolidated statement of operations. Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for our equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs.

      The total fair value of our cost method long-term equity investments in public and non-public companies was $19.4 million with a cost basis of $27.3 million. This includes a $750,000 write down of an investment due to an other than temporary decline in fair value. There was also an additional $250,000 write down of an investment due to an other than temporary decline in fair value. The total unrealized loss, net, during the year ended December 31, 2000 in our cost method long-term investments was $4.3 million, net of tax. The total fair value of our equity method long-term investment was $4.4 million as of December 31, 2000. This includes $600,000 of equity in net losses realized during the twelve months ended December 31, 2000. The equity in net losses realized is recorded as a component of other income, net in the accompanying statement of operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of BroadVision, Inc.:

      We have audited the accompanying consolidated balance sheets of BroadVision, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2000 and 1999, and the related consolidated statements of operations, stockholders' equity, and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

      We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

      In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 2000 and 1999, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States.

                                                             Arthur Andersen LLP
San Jose, California
March 30, 2001

                        REPORT OF INDEPENDENT ACCOUNTANTS

The Board of Directors and Stockholders of BroadVision, Inc.:

      We have audited the accompanying consolidated statements of operations, stockholders' equity, and cash flows of BroadVision, Inc. and subsidiaries for the year ended December 31, 1998. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit.

      We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BroadVision, Inc. and subsidiaries for the year ended December 31, 1998, in conformity with accounting principles generally accepted in the United States of America.

                                                       /s/ KPMG LLP

Mountain View, California
January 26, 1999, except as to the section of Note 1
  entitled "Stock Splits," which is as of March 13, 2000

                       BROADVISION, INC. AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS
                    (in thousands, except per share amounts)

                                                                                            December 31,
                                                                                  -------------------------------
                                                                                        2000             1999
                                                                                  --------------   --------------
ASSETS
Current assets:
  Cash and cash equivalents                                                       $      153,137   $      279,823
  Short-term investments                                                                  69,397           68,758
  Accounts receivable, less allowance for doubtful accounts of $4,015 and
   $1,446 as of December 31, 2000 and 1999, respectively                                 104,811           26,540
  Prepaids and other                                                                      17,417            5,085
                                                                                  --------------   --------------
          Total current assets                                                           344,762          380,206
Property and equipment, net                                                               76,685           16,751
Deferred tax asset                                                                         5,579               --
Long-term investments                                                                    102,555            4,414
Goodwill and other intangibles, net                                                      607,501               --
Other assets                                                                               5,942            4,757
                                                                                  --------------   --------------
          Total assets                                                            $    1,143,024   $      406,128
                                                                                  ==============   ==============

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Current portion of long-term debt and capital lease obligations                 $          977   $        1,247
  Accounts payable                                                                        15,711            5,754
  Accrued expenses                                                                        53,676           13,156
  Unearned revenue                                                                        16,330            3,896
  Deferred maintenance                                                                    42,237           15,228
  Deferred income taxes                                                                       --           16,769
                                                                                  --------------   --------------
          Total current liabilities                                                      128,931           56,050
Long-term debt, net of current portion                                                     3,897            4,890
Other noncurrent liabilities                                                                 898               --
                                                                                  --------------   --------------
          Total liabilities                                                              133,726           60,940
                                                                                  --------------   --------------

Commitments (Note 7)

Stockholders' equity:
  Convertible preferred stock, $0.0001 par value;
     10,000 shares authorized; none issued and outstanding                                    --               --
  Common stock, $0.0001 par value; 2,000,000 shares
   authorized; 270,066 and 244,812 shares issued and
   outstanding as of December 31, 2000 and 1999, respectively                                 27               24
  Additional paid-in capital                                                           1,176,042          320,259
  Deferred compensation                                                                       --             (226)
  Accumulated other comprehensive (loss) income                                           (4,348)          25,925
  Accumulated deficit                                                                   (162,423)            (794)
                                                                                  --------------   --------------
          Total stockholders' equity                                                   1,009,298          345,188
                                                                                  --------------   --------------
          Total liabilities and stockholders' equity                              $    1,143,024   $      406,128
                                                                                  ==============   ==============

  The accompanying notes are an integral part of these consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                    (in thousands, except per share amounts)


                                                    Years Ended December 31,
                                              -----------------------------------
                                                 2000         1999         1998
                                              ---------    ---------    ---------

Revenues:
  Software licenses                           $ 250,838    $  75,383    $  36,067
  Services                                      163,078       40,131       14,844
                                              ---------    ---------    ---------
          Total revenues                        413,916      115,514       50,911
Cost of revenues:
  Cost of software licenses                       7,827        3,703        1,001
  Cost of services                              117,808       25,108        8,704
                                              ---------    ---------    ---------
      Total cost of revenues                    125,635       28,811        9,705
                                              ---------    ---------    ---------
          Gross profit                          288,281       86,703       41,206
Operating expenses:
  Research and development                       51,621       14,568        9,227
  Sales and marketing                           167,415       48,903       26,269
  General and administrative                     28,195        7,970        3,786
  Goodwill and intangible amortization          187,748           --           --
  Charge for acquired in-process
    technology                                   10,100           --           --
                                              ---------    ---------    ---------
      Total operating expenses                  445,079       71,441       39,282
                                              ---------    ---------    ---------
         Operating (loss) income               (156,798)      15,262        1,924
Interest income                                  16,706        5,142        2,484
Other income (expense), net                       1,511         (599)        (448)
                                              ---------    ---------    ---------
          (Loss) income before income taxes    (138,581)      19,805        3,960
Income tax provision (benefit)                   23,048          996          (79)
                                              ---------    ---------    ---------
          Net (loss) income                   $(161,629)   $  18,809    $   4,039
                                              =========    =========    =========

Basic (loss) earnings per share               $   (0.62)   $    0.08    $    0.02
                                              =========    =========    =========
Diluted (loss) earnings per share             $   (0.62)   $    0.07    $    0.02
                                              =========    =========    =========

Shares used in computing basic
  earnings (loss) per share                     259,780      229,128      210,114
                                              =========    =========    =========
Shares used in computing diluted
  earnings (loss) per share                     259,780      260,712      230,877
                                              =========    =========    =========

  The accompanying notes are an integral part of these consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES
                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                                 (in thousands)


                                                           Common Stock           Additional
                                                     --------------------------     Paid-in
                                                       Shares         Amount        Capital
                                                     -----------    -----------   -----------

Balances as of December 31, 1997                         183,087    $        18   $    40,350
Comprehensive income:
 Net income
 Unrealized gain on equity securities

       Total comprehensive income

Issuance of common stock from public offering,
net of costs                                              31,104              3        53,742
Issuance of common stock for long-term investments         1,107             --         1,322
Issuance of common stock from exercise of warrants           261             --            --
Issuance of common stock under employee stock              2,052             --         1,599
  purchase plan
Issuance of common stock from exercise of options          5,697             --         2,190
Common stock repurchased                                    (144)            --            (2)
Deferred compensation forfeited due to voluntary
  terminations                                                --             --          (693)
Deferred compensation on stock options                        --             --           240
Amortization of deferred compensation                         --             --            --
                                                     -----------    -----------   -----------
Balances as of December 31, 1998                         223,164             21        98,748
Comprehensive income:
 Net income

 Unrealized gain on equity securities, net of $17,318 tax

       Total comprehensive income



Issuance of common stock under employee stock              1,833             --         3,928
purchase plan
Issuance of common stock from exercise of options         10,038             --         7,201
Issuance of common stock from public offering,
net of offering costs of $2,285                            9,315              3       210,376
Issuance of common stock from exercise of warrants           462             --             6
Amortization of deferred compensation                         --             --            --
                                                     -----------    -----------   -----------

Balances as of December 31, 1999                         244,812    $        24   $   320,259
                                                     ===========    ===========   ===========

Comprehensive loss:
 Net loss
 Unrealized loss on equity securities, net of
   $20,069 tax
       Total comprehensive loss

Issuance of common stock under employee stock              1,088             --        12,155
  purchase plan
Issuance of common stock from exercise of                  9,692              1        49,561
options, including tax benefits of $22,841
Issuance of common stock in connection with
  Interleaf acquisition                                   14,392              2       789,603
Issuance of warrants for common stock                         --             --         1,459
Long-term investment in exchange for common stock             77             --         3,000
Issuance of common stock from exercise of warrants             5             --             5
Amortization of deferred compensation                         --             --            --
                                                     -----------    -----------   -----------
Balances as of December 31, 2000                         270,066    $        27   $ 1,176,042
                                                     ===========    ===========   ===========

                                                                      Accumulated
                                                                         Other                                          Total
                                                        Deferred     Comprehensive    Accumulated   Comprehensive    Stockholders
                                                      Compensation    Income (loss)     Deficit     Income (loss)       Equity
                                                      ------------    -------------   -----------   -------------    ------------

Balances as of December 31, 1997                      $    (1,605)   $         --    $   (23,642)                    $    15,121
Comprehensive income:
 Net income                                                                                4,039    $     4,039            4,039
 Unrealized gain on equity securities                                       3,198                         3,198            3,198
                                                                                                    -----------
       Total comprehensive income                                                                   $     7,237
                                                                                                    ===========
Issuance of common stock from public offering,
net of costs                                                   --              --             --                          53,745
Issuance of common stock for long-term investments             --              --             --                           1,322
Issuance of common stock from exercise of warrants             --              --             --                              --
Issuance of common stock under employee stock                  --              --             --                           1,599
  purchase plan
Issuance of common stock from exercise of options              --              --             --                           2,190
Common stock repurchased                                       --              --             --                              (2)
Deferred compensation forfeited due to voluntary
  terminations                                                693              --             --                              --
Deferred compensation on stock options                       (240)             --             --                              --
Amortization of deferred compensation                         597              --             --                             597
                                                      -----------    ------------    -----------                     -----------
Balances as of December 31, 1998                             (555)          3,198        (19,603)                         81,809
Comprehensive income:
 Net income                                                                               18,809    $    18,809           18,809

 Unrealized gain on equity securities, net of                              22,727                        22,727           22,727
   $17,318 tax                                                                                      -----------

       Total comprehensive income                                                                   $    41,536
                                                                                                    ===========

Issuance of common stock under employee stock                  --              --             --                           3,928
purchase plan
Issuance of common stock from exercise of options              --              --             --                           7,201
Issuance of common stock from public offering,
net of offering costs of $2,285                                --              --             --                         210,379
Issuance of common stock from exercise of warrants             --              --             --                               6
Amortization of deferred compensation                         329              --             --                             329
                                                      -----------    ------------    -----------                     -----------
Balances as of December 31, 1999                      $      (226)   $     25,925    $      (794)                    $   345,188
                                                      ===========    ============    ===========                     ===========

Comprehensive loss:
 Net loss                                                                               (161,629)   $  (161,629)        (161,629)
 Unrealized loss on equity securities, net of                             (30,273)                      (30,273)         (30,273)
   $20,069 tax                                                                                      -----------
       Total comprehensive loss                                                                     $  (191,902)
                                                                                                    ===========
Issuance of common stock under employee stock                  --              --             --                          12,155
  purchase plan
Issuance of common stock from exercise of                      --              --             --                          49,562
options, including tax benefits of $22,841
Issuance of common stock in connection with
  Interface acquisition                                        --              --             --                         789,605
Issuance of warrants for common stock                                                                                      1,459
Long-term investment in exchange for common stock                                                                          3,000
Issuance of common stock from exercise of warrants             --              --             --                               5
Amortization of deferred compensation                         226              --             --                             226
                                                      -----------    ------------    -----------                     -----------
Balances as of December 31, 2000                      $        --    $     (4,348)   $  (162,423)                    $ 1,009,298
                                                      ===========    ============    ===========                     ===========

   The accompanying notes are an integral part of these consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (in thousands)

                                                                                Years Ended December 31,
                                                                          -----------------------------------
                                                                             2000         1999         1998
                                                                          ---------    ---------    ---------

Cash flows from operating activities:
  Net income (loss)                                                       $(161,629)   $  18,809    $   4,039
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization                                            10,477        4,739        2,947
    Amortization of deferred compensation                                       226          329          597
    Provision for doubtful accounts                                           2,687          758          458
    Revenue resulting from non-monetary transactions                             --           --       (2,917)
    Amortization of prepaid royalties                                         1,914          333          250
    Amortization of prepaid compensation                                      1,961          182           --
    Realized loss on cost method long-term investments                        1,000           --           --
    Equity in net loss from unconsolidated subsidiary                           572           --           --
    Amortization of goodwill and other intangibles                          187,748           --           --
    Charge for acquired in-process technology                                10,100           --           --
  Changes in operating assets and liabilities, net of effects from acquired business:
    Income tax benefit from stock option exercises                           22,841           --           --
    Accounts receivable                                                     (68,876)     (11,368)      (7,036)
    Prepaid expenses and other                                              (12,693)        (403)      (2,716)
    Deferred tax asset                                                       (5,579)          --           --
    Accounts payable and accrued expenses                                    39,262       11,602        3,145
    Unearned revenue and deferred maintenance                                28,165       10,930        2,633
    Increase in other noncurrent assets                                      (2,842)      (2,565)        (237)
                                                                          ---------    ---------    ---------
        Net cash provided by operating
          Activities                                                         55,334       33,346        1,163
                                                                          ---------    ---------    ---------
Cash flows from investing activities:
  Purchase of property and equipment                                        (67,515)     (13,291)      (4,198)
  Purchase of long-term investments                                        (106,864)      (1,414)      (3,000)
  Maturity of long-term investments                                           2,952           --           --
  Direct costs of acquisition, net of cash acquired                          (6,039)      (3,765)          --
  Purchase of short-term investments                                       (261,046)     (72,783)          --
  Maturity of short-term investments                                        217,642       52,667          796
                                                                          ---------    ---------    ---------
        Net cash used for investing activities                             (220,870)     (38,586)      (6,402)
                                                                          ---------    ---------    ---------
Cash flows from financing activities:
  Net change in restricted cash                                                  --           --        1,400
  Proceeds from borrowings                                                       --        3,000        1,424
  Repayments of borrowings                                                   (1,220)        (620)        (603)
  Payments on capital lease obligations                                        (270)        (709)        (913)
  Proceeds from issuance of warrants for common stock                         1,459           --           --
  Proceeds from issuance of common stock, net                                38,881      221,514       57,532
                                                                          ---------    ---------    ---------
        Net cash provided by financing activities                            38,850      223,185       58,840
                                                                          ---------    ---------    ---------
Net increase (decrease) in cash and cash equivalents                       (126,686)     217,945       53,601
Cash and cash equivalents, beginning of period                              279,823       61,878        8,277
                                                                          ---------    ---------    ---------
Cash and cash equivalents, end of period                                  $ 153,137    $ 279,823    $  61,878
                                                                          =========    =========    =========


Supplemental cash flow disclosures:
  Cash paid for interest                                                  $     554    $     404    $     394
                                                                          =========    =========    =========
  Cash paid for income taxes                                              $   1,890    $     538    $     428
                                                                          =========    =========    =========

Non-cash investing and financing activities:
  Prepaids and other assets acquired through non-monetary
    Transactions                                                                 --           --        1,250
  Investments acquired through non-monetary
    Transactions                                                                 --           --        4,025
  Unearned revenue and deferred maintenance from
    non-monetary transactions                                                    --           --        2,358
  Equipment acquired under capital leases                                        --           --          316
  Long-term investment acquired in exchange for common
    Stock                                                                     3,000           --        1,322
  Deferred compensation on stock options                                         --           --          240
  Deferred compensation forfeited due to voluntary
    Terminations                                                                 --           --          693
  In connection with the acquisition of Interleaf, the
    following non-cash transaction occurred:
    Fair value of assets acquired, including cash                          (822,562)          --           --
    Liabilities assumed                                                      26,918           --           --
    Issuance of common stock                                                789,605           --           --
                                                                          ---------
    Cash paid for acquisition and acquisition costs                       $   6,039           --           --

  In connection with the acquisition of Fidutec, the
    following non-cash transaction occurred:
    Fair value of assets acquired, including cash                                --       (4,164)          --
    Liabilities assumed                                                          --          399           --
                                                                          ---------    ---------    ---------
    Cash paid for acquisition and acquisition costs                       $      --      $ 3,765    $      --

  The accompanying notes are an integral part of these consolidated financial statements

                       BROADVISION, INC. AND SUBSIDIARIES
                   Notes to Consolidated Financial Statements
                                December 31, 2000

Note 1 -- Organization and Summary of Significant Accounting Policies

Nature of Business

      BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops and sells an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy, and exchange goods, services, and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees, and other constituents in the extended enterprise. BroadVision services, supported by over 190 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education, and support services in more than 34 countries.

Acquisition

On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries ("Interleaf") pursuant to a statutory merger involving a stock-for-stock exchange. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. Net assets were recorded at fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other intangible assets in the accompanying consolidated balance sheet. Amounts allocated to in-process technology were expensed in the period in which the acquisition was consummated; see Note 2.

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

Revenue Recognition

The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable, and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues or post-contract support ("PCS"), including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation, or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

      In December 1999, the Securities and Exchange Commission ("SEC") issued Staff Accounting Bulletin No. 101 ("SAB 101"), REVENUE RECOGNITION IN FINANCIAL STATEMENTS, which provides guidance on the recognition presentation and disclosure of revenue in financial statements filed with the SEC. SAB 101 outlines the basic criteria that must be met to recognize revenue and provides guidance for disclosure related to revenue recognition policies. The Company adopted SAB 101 during the fourth quarter of 2000, as required. There was no material effect on the Company's financial position, results of operations, or cash flows.

      Cost of software licenses includes the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, the Company's products. Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, PCS and instructional training services.

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

Advertising Costs

      Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $2.9 million, $1.8 million and $47,000 in 2000, 1999 and 1998, respectively.

Prepaid Royalties

      Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Cash and Cash Equivalents

      The Company considers all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. The Company's cash equivalents consisted of the following (in thousands):

                                          December 31,
                                       ---------------------
                                         2000         1999
                                       --------     --------
Cash                                   $ 43,253     $ 16,945
Money market funds..............         94,011      125,807
Corporate notes/bonds...........          2,937            -
Government notes/bonds..........         10,412            -
Commercial paper................          2,524      137,071
                                       --------     --------
                                       $153,137     $279,823
                                       ========     ========

Short-term Investments

      The Company's short-term investments consist of marketable equity and debt securities that are classified as available-for-sale. The Company's investment in marketable equity securities is carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. As of December 31, 2000, the Company's investment in marketable equity securities had a fair value of $3.1 million and a cost basis of $5.0 million. The Company's debt securities are carried at fair value. As of December 31, 2000, commercial paper investments consisted of $11.0 million, corporate notes/bonds of $16.9 million and government bonds/notes of $38.4 million. Short-term investments, excluding marketable equity securities, had a weighted average remaining maturity as of December 31, 2000 of approximately three months. Total short-term investment unrealized losses, net, were $26.0 million, net of tax, for the year ended December 31, 2000. Total realized gains during fiscal 2000 were $3.6 million, and are included in other income in the accompanying statement of operations.

Concentrations of Credit Risk

      Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with over ten separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company generally does not require collateral on accounts receivable as the majority of its customers are large, well-established companies. The Company maintains reserves for potential credit losses but historically has not experienced any significant losses related to individual customers or groups of customers in any particular industry or geographic area. For the years ended December 31, 2000, 1999 and 1998, no one customer accounted for more than 10% of fiscal year total revenues. As of December 31, 2000, two customers individually accounted for more than 10% of the Company's accounts receivable. These customers accounted for 10% and 11% of accounts receivable, respectively. No one customer accounted for more than 10% of the Company's accounts receivable as of December 31, 1999.

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

Long-term Investments

      Included in the Company's long-term investments are investments in debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2000. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. As of December 31, 2000, the Company's long-term investments in debt securities had a fair value of $34.3 million in corporate bonds/notes and $44.6 million in government bonds/notes. The remaining weighted average days to maturity as of December 31, 2000 was approximately twenty three months.

      Also included in the Company's long-term investments are equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when the Company has a minority interest and does not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the consolidated statement of operations. Equity investments are accounted for under the equity method of accounting when the Company has a minority interest and has the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for the Company's equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of the Company's investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs.

      The total fair value of the Company's cost method long-term equity investments in public and non-public companies was $19.4 million with a cost basis of $27.3 million. This includes a $750,000 write down of an investment due to an other than temporary decline in fair value. There was also an additional $250,000 write down of an investment due to an other than temporary decline in fair value. The total unrealized loss, net, during the year ended December 31, 2000 in the Company's cost method long-term investments was $4.3 million, net of tax. The total fair value of the Company's equity method long-term investment was $4.4 million as of December 31, 2000. This includes approximately $600,000 of equity in net losses realized during the twelve months ended December 31, 2000. The equity in net losses realized is recorded as a component of other income, net in the accompanying statement of operations.

Property and Equipment

      Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (two to eight years). Leasehold improvements are amortized over the corresponding lease term or their estimated useful lives, whichever is shorter.

Valuation of Long-Lived Assets

      In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of", the Company periodically evaluates the carrying value of long-lived assets and certain identifiable intangibles for impairment, when events and circumstances indicate that the book value of an asset may not be recoverable. Recoverability of assets is measured by a comparison of the carrying amount of an asset to future net cash flows expected to be generated by the asset. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the property and equipment exceeds its fair market value. No SFAS No. 121 impairment losses have been identified to date.

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

Per Share Information

      Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method and shares subject to repurchase. The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented. Excluded from the computation of diluted earnings per share for the year ended December 31, 2000, are options and warrants to acquire 34,816,000 shares of common stock because their effects would be anti-dilutive.

                                                         Years Ended December 31,
                                                    ----------------------------------
                                                       2000          1999       1998
                                                    -----------    --------   --------
                                                 (in thousands, except per share amounts)
Net income (loss) for basic and
  Diluted earnings (loss) per share .............   $  (161,629)   $ 18,809   $  4,039
                                                    ===========    ========   ========
Weighted-average common shares
  outstanding utilized for basic
  earnings (loss) per share .....................       259,780     229,128    210,114
Weighted-average common equivalent
  shares outstanding:
     Employee common stock options ..............            --      31,365     20,592
     Common stock warrant .......................            --         219        171
                                                    -----------    --------   --------
       Total weighted-average common and
         common equivalent shares outstanding
         utilized for diluted earnings (loss) per
         share ..................................       259,780     260,712    230,877
                                                    ===========    ========   ========
Basic earnings (loss) per share .................   $     (0.62)   $   0.08   $   0.02
                                                    ===========    ========   ========
Diluted earnings (loss) per share ...............   $     (0.62)   $   0.07   $   0.02
                                                    ===========    ========   ========

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

      For the years ended December 31, 2000, 1999 and 1998, comprehensive income
(loss) was ($191,902,000), $41,536,000 and $7,237,000, respectively. The components of other comprehensive income (loss) for these periods relate solely to unrealized gains and losses on available-for-sale investments.

Reclassifications

      Certain prior period balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

      In June 1998, the FASB issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137 and SFAS No. 138, effective for all fiscal quarters of fiscal years beginning after June 15, 2000. Accordingly, the Company will adopt SFAS No. 133 beginning on January 1, 2001. SFAS No. 133, as amended, establishes standards for the accounting and reporting of derivative instruments and hedging activities, including certain derivative instruments embedded in other contracts.

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

       In March 2000, the FASB issued Interpretation No. 44, "Accounting for Certain Transactions Involving Stock Compensation", an interpretation of Accounting Principles Board, ("APB"), Opinion No. 25. This interpretation provides guidance regarding the application of APB Opinion No. 25 to stock compensation involving employees. This interpretation was effective July 1, 2000 and did not have a material effect on the Company's financial position, results of operations, or cash flows.

Note 2 -- Acquired Business:

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

      The total purchase price paid for the Interleaf acquisition was allocated as follows (in thousands):

          Property and equipment ....................   $   2,896
          Net tangible liabilities assumed, excluding
          property and equipment ....................      (1,041)
          Identifiable intangible assets ............      28,910
          In-process technology .....................      10,100
          Goodwill ..................................     765,805
                                                        ---------
            Total ...................................   $ 806,670
                                                        =========

      Based upon the Company's estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to acquired in-process technology and $28.9 million was allocated to intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million.

      At December 31, 2000, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $187.6 million. Goodwill amortization was $180.8 million and other intangible asset amortization was $6.8 million. The goodwill and other intangible assets are being amortized over a three-year period.

      The Company estimated that $10.1 million of the purchase price for Interleaf represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations upon consummation of the acquisition. The value assigned to acquired in-process technology was the amounts attributable to the efforts of Interleaf up to the time of acquisition. The amount was estimated through the application of the "stages of completion" by multiplying the estimated present value of future cash flows, excluding, cost of completion, by the percentage of completion of the purchased technology at the time of the acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology.

      The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the twelve-month period ended December 31, 2000 and 1999 assuming Interleaf had been acquired at the beginning of the periods presented (in thousands, except per share data):

                                              For the twelve months ended
                                                     December 31,
                                         --------------------------------------
                                                2000                1999
                                         --------------------  ----------------
Revenue................................. $          427,579    $      167,159
Net loss................................ $         (236,519)   $     (255,180)
Basic and diluted net loss per share.... $            (0.89)   $        (1.06)

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

Purchase price, net of cash acquired                        $ 3,765
Add: fair value of liabilities assumed                          399
                                                            -------
     Total purchase consideration                             4,164
Less: fair value allocated to acquired assets                   798
                                                            -------
     Excess of purchase consideration over acquired
       assets and assumed liabilities                         3,366

Excess allocated to:
     Prepaid compensation                                     2,749
                                                            -------
     Goodwill                                               $   617
                                                            =======

Note 3 -- Property and Equipment (in thousands):

                                                  December 31,
                                              --------------------
                                                2000        1999
                                              --------    --------
          Furniture and fixtures              $  6,136    $  2,323
          Computer and software                 79,020      17,618
          Leasehold improvements                12,099       6,903
                                              --------    --------
                                                97,255      26,844
          Less accumulated depreciation and
            amortization                       (20,570)    (10,093)
                                              --------    --------
                                              $ 76,685    $ 16,751
                                              ========    ========

Note 4 -- Accrued Expenses (in thousands):

                                             December 31,
                                          -----------------
                                            2000      1999
                                          -------   -------
                Employee benefits         $ 3,900   $ 1,340
                Commissions and bonuses    22,790     6,747
                Taxes payable              11,439     1,122
                Other                      15,547     3,947
                                          -------   -------
                                          $53,676   $13,156
                                          =======   =======

Note 5 -- Long-term Debt

      The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $10.0 million of additional borrowings (based on eligible accounts receivable, as defined). As of December 31, 2000 and 1999, outstanding term debt borrowings were $4.9 million and $5.9 million, respectively. Borrowings bear interest at the bank's prime rate (9.50% as of December 31, 2000). Principal and interest is due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

      As of December 31, 2000 and 1999, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2.4 million and $2.8 million, in the form of standby letters of credit were issued under its revolving line of credit facility as of December 31, 2000 and 1999, respectively. Commitments totaling $23.0 million in the form of standby letters of credit were also issued from separate financial institutions as of December 31, 2000 for the Company's various facilities and leasehold improvements; see Note 7. The Company had no outstanding capital leases as of December 31, 2000.

      The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and debt service coverage ratio. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. The Company was in compliance with its financial covenants as of December 31, 2000 and December 31, 1999.

NOTE 6 -- INCOME TAXES

      The components of income tax provision (benefit) are as follows (in thousands):

                                         YEARS ENDED DECEMBER 31,
                                     ------------------------------
                                        2000        1999       1998
                                     ----------  ---------- -------
Current:
  Federal                            $  20,491     $  458     $  192
  State                                  5,149          2         13
  Foreign                                2,987        536        416
                                     ---------     ------     ------
          Total current              $  28,627     $  996     $  621
Deferred:
  Federal                               (3,160)        --       (600)
  State                                 (2,419)        --       (100)
                                     ---------     ------     ------
          Total deferred             $  (5,579)    $   --     $ (700)
                                     ---------     ------     ------
                                     $   23,048    $  996     $  (79)
                                     ==========    ======     ======

      The differences between the income tax provision (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax provision (benefit) for the periods presented are as follows (in thousands):

                                                            YEARS ENDED DECEMBER 31,
                                                       ------------------------------
                                                          2000        1999       1998
                                                       ----------  ---------- -------
Expected income tax provision (benefit)                $ (48,503)    $ 6,930    $ 1,346
Expected state income taxes (benefit), net of
federal tax benefit                                       (7,621)        853        (58)
Foreign taxes                                              2,987      (1,009)       416
Alternative minimum tax                                       --          --         97
Utilization of foreign net operating loss
carryforwards                                               (555)     (4,124)    (2,471)
Change in valuation allowance                                 --          --       (600)
Foreign losses not benefited                                 177          --        988
Non deductible Goodwill and Intangible amortization       76,038          --         --
Write off of acquired In process Technology                4,091          --         --
Research and development tax credits                      (2,877)     (1,492)        --
Foreign tax credits                                       (1,412)         --         --
Other                                                        723        (162)       203
                                                       ----------    --------   -------
Income tax provision (benefit)                         $   23,048    $   996    $   (79)
                                                       ==========    ========   =======

     The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):

                                                                          DECEMBER 31,
                                                                       --------------------
                                                                         2000        1999
                                                                       ---------   --------
                   Deferred tax assets:
                     Depreciation and amortization                     $   1,490   $    895
                     Accrued liabilities                                   3,751      1,058
                     Capitalized research and development                  1,371        158
                     Net operating losses                                 50,470     18,935
                     Tax credits                                          14,212      4,190
                     Other                                                   463         --
                   Unrealized loss on Marketable securities                4,349         --
                                                                       ---------   --------
                          Total deferred tax assets                       76,106     25,236
                     Less valuation allowance                            (63,894)   (24,536)
                                                                       ---------   --------
                                                                          12,212        700
                   Deferred tax liabilities
                       State tax liability                                (1,584)        --
                       Unrealized gain on
                       Marketable securities                                  --    (17,318)
                                                                       ---------   --------
                          Net deferred tax asset (liability)           $  10,628   $(16,618)
                                                                       =========   ========

The Company has provided a valuation allowance for a significant portion of its deferred tax assets as of December 31, 2000. The total valuation allowance increased $39,358,000 from December 31, 1999 to December 31, 2000. Approximately $15,010,000 of the increase in the valuation allowance relating to income tax benefits arising from the exercise of stock options will be credited directly to stockholders' equity and will not be available to benefit the income tax provision in any future periods. The remaining increase in the valuation allowance relates to net operating losses and credit carryforwards from the Interleaf acquisition. The income tax benefits arising from the deferred tax assets acquired from Interleaf will be credited to Goodwill and will not be available to benefit the income tax provision in any future periods.

      As of December 31, 2000, the Company had federal and state net operating loss carryforwards of approximately $138,400,000 and $22,800,000, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company has federal and state research and development and foreign tax credit carryforwards of approximately $11,990,000 and $2,222,000 respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2001 through 2019, if not utilized. The state net operating loss carryforwards expire in the years 2001 through 2019. The state research and development credits can be carried forward indefinitely. As of December 31, 2000 the Company's foreign subsidiaries had net operating loss carryforwards in foreign jurisdictions of approximately $2,500,000 that can be used to offset future foreign income.

      Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. An ownership change, as defined, has occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards acquired from Interleaf may be limited in their annual usage.

Note 7 -- Commitments

Leases

      The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

      A summary of future minimum lease payments is as follows (in thousands):

                                                       Operating
               Year Ended December 31,                  leases
               -----------------------                 --------
               2001                                    $ 37,126
               2002                                      36,620
               2003                                      34,842
               2004                                      35,325
               2005                                      35,024
               2006 and thereafter                       97,802
                                                       --------
               Total minimum lease payments            $276,739
                                                       ========

      Rental expense relating to operating leases was approximately $14,045,000, $2,716,000, $1,101,000 for the years ended December 31, 2000, 1999 and 1998, respectively. Minimum sublease payments to be received in the future under noncancelable subleases total $82,000.

Standby Letter of Credit Commitments

      As of December 31, 2000, the Company had various outstanding commitments in the form of standby letters of credit, $25,380,000 in favor of the Company's various landlords to secure obligations under the Company's facility leases.

Note 8 -- Stockholders' Equity

Convertible Preferred Stock

      As of December 31, 2000, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have approved authorized shares of convertible preferred stock to 10,000,000 shares.

Warrants

      As of December 31, 2000, there were warrants outstanding to acquire 86,667 shares of common stock at an average price of $20.84. These warrants were issued in connection with revenue transactions. The warrants were valued using the Black-Scholes option-pricing model and revenues recorded net of the fair value of the warrants.

Common Stock

      During April, 2000, the Company completed an acquisition in which it acquired Interleaf in a stock-for-stock transaction. Please see Note 2, Acquired Business, to Consolidated Financial Statements.

      In September 1999, the stockholders approved an increase to the Company's authorized number of shares of Common Stock from 50,000,000 to 500,000,000, further, during May 2000, the stockholders approved an increase in the authorized shares of common stock to 2,000,000,000 shares.

      During May 2000, the Board of Directors and the stockholders approved an increase in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan by 13,125,000 shares. In addition, the Board of Directors approved 6,000,000 shares of common stock available to be issued under the Company's Non-Officer Stock Option Plan

      The Company applies APB Opinion No. 25 and related interpretations when accounting for its stock option and stock purchase plans. As of December 31, 2000, the Company had reserved 84,000,000 shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. No unvested shares were repurchased by the Company during the year ended December 31, 2000. As of December 31, 2000, 612,845 shares were subject to repurchase at a weighted-average price of $0.81. 1,438,200 and 2,119,635 shares were subject to repurchase as of December 31, 1999 and 1998, respectively.

      The Company's President and Chief Executive Officer ("CEO") has options to purchase 9,000,000 shares of common stock at an average exercise price of $3.56 per share. On April 1, 1995, the Company's President and CEO was granted options to purchase 4,500,000 shares of common stock at an exercise price of $0.44 per share. These options vest ratably over a 60-month period commencing on grant whereas the first year is subject to cliff vesting. As of December 31, 2000, all of the 4,500,000 options were vested. On June 23, 1999, the CEO was granted additional options to purchase 4,500,000 shares of common stock at an exercise price of $6.67 per share. The options vest ratably, 20% after year 1 and the remainder ratably over the next 48 months, over a 60-month period commencing on grant. As of December 31, 2000, 1,350,000 of the 4,500,000 additional options were vested.

      Activity in the Company's stock option plan is as follows:

                                                                 Years ended December 31,
                                         -------------------------------------------------------------------------
                                                  2000                     1999                      1998
                                         ----------------------   ----------------------    ----------------------
                                                      Weighted-                Weighted-                 Weighted-
                                                      Average                  Average                   Average
                                         Options      Exercise     Options     Exercise     Options      Exercise
Fixed Options                            (000's)       Price       (000's)      Price       (000's)       Price
- -------------                            -------      ---------   --------     ---------    --------     ---------

Outstanding at beginning of period        39,978       $ 6.36       31,482       $ 0.96       26,163       $0.50

Granted                                   10,899        30.93       20,565        11.42       14,292        1.52

Exercised                                 (7,378)        1.83       (9,759)        0.71       (5,193)       0.40

Forfeited                                 (3,105)       14.21       (2,310)        1.67       (3,780)       0.64
                                          ------                   -------                   -------

Outstanding at end of period              40,394       $13.23       39,978       $ 6.36       31,482       $0.96
                                          ======       ------      =======                   =======

Options exercisable at end of period      10,115       $ 5.63        6,195       $ 0.82        7,227       $0.48
                                          ======       ------      =======                   =======

Weighted-average fair value of options
  Granted during the period                            $28.67                    $ 9.36                    $0.99
                                                       ------                    ------                    =====

      The following table summarizes stock options outstanding under the plan as of December 31, 2000:

                                              Outstanding
                              ---------------------------------------------           Exercisable
                                              Weighted-Avg.                   ----------------------------
                                               Remaining      Weighted-Avg.                  Weighted-Avg.
Range of                         Options    Contractual Life    Exercise         Options       Exercise
Exercise Prices                  (000's)       In Years          Price           (000's)        Price
- ---------------               ------------  ----------------  ------------    ------------   -------------
$0.01 -- $ 1.22                   8,052           6.33            0.69            4,565         $ 0.59
 1.29 --   4.40                   7,857           7.69            2.51            1,891           2.49
 4.42 --   6.67                   8,266           8.44            5.85            2,158           5.97
13.55 --  28.00                   8,395           9.25           19.93              992          19.35
29.33 --  52.83                   7,824           8.49           37.50              509          34.41
                                 ------                                          ------
                                 40,394           8.05           13.23           10,115         $ 5.63
                                 ======                                          ======

      The Company grants options outside of the Company's stock option plan. The terms of these options are generally identical to those granted under the Company's plan. A summary of options outside of the plan is presented below:

                                                                     Years ended December 31,
                                             ----------------------------------------------------------------------------
                                                    2000                       1999                          1998
                                             --------------------      ----------------------      ----------------------
                                                        Weighted-                   Weighted-                   Weighted-
                                                        Average                     Average                     Average
                                             Options    Exercise       Options      Exercise       Options      Exercise
Fixed Options                                (000's)     Price         (000's)       Price         (000's)       Price
- -------------                                -------     -----         -------       -----         -------       -----
Outstanding at beginning of period           15,657      $ 6.06          6,651       $ 0.47          7,155       $ 0.45
Granted                                      11,569       23.54          9,405         9.84             --           --
Exercised                                    (2,384)       6.28           (333)        0.74           (504)        0.21
Forfeited                                    (2,544)      13.36            (66)        7.49             --           --
                                             ------                     ------                       -----
Outstanding at end of period                 22,298      $14.27         15,657       $ 6.06          6,651       $ 0.47
                                                                        ======                       =====
Options exercisable at end of Period          8,210      $ 3.06          5,433       $ 0.45          4,473       $ 0.45
                                                                        ======                       =====
Weighted-average fair value of options
     granted during the period                           $31.04                      $ 8.06                      $  --
                                                         ======                      ======                      ======

The following table summarizes stock options, granted outside the plan, outstanding as of December 31, 2000:

                                          Outstanding
                       -------------------------------------------------
                                          Weighted-Avg.                            Exercisable
                                           Remaining                        -------------------------
Range of                  Options      Contractual Life    Weighted-Avg.    Options     Weighted-Avg.
Exercise Prices           (000's)          In Years       Exercise Price    (000's)    Exercise Price
- ---------------        ------------    ----------------   --------------   ---------   --------------
$0.09 --  $0.44            4,950             5.16             $ 0.41         4,950         $ 0.41
 0.61 --   7.16            4,352             5.57               4.19         2,115           2.76
 7.22 --  12.97            5,494             8.68              11.36           932          10.65
13.48 --  26.88            5,087             9.28              26.68            78          23.24
28.74 --  50.38            2,415             9.09              41.36           135          40.94
                          ------                                             -----
                          22,298             7.47             $14.27         8,210         $ 3.06
                          ======                                             =====

Pro Forma Disclosure

Employee Stock Purchase Plan

      As of December 31, 2000, the Company had reserved 9,900,000 shares for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued approximately 1,088,000, 1,833,000, and 2,052,000 shares to employees in the years ended December 31, 2000, 1999 and 1998, respectively. Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of approximately 7 months, and the following weighted-average assumptions:


                                                      Years ended December 31,
                                                     ---------------------------
                                                     2000       1999       1998
                                                     ----       ----       ----
Risk-free interest rate                              4.50%      6.00%      4.48%
Volatility                                            136%        97%       112%

      The weighted-average fair value of the purchase rights granted in the years ended December 31, 2000, 1999, and 1998, was $12.87, $3.24, and $0.46,
respectively.

      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

                                                Years ended December 31,
                                          --------------------------------------
                                            2000          1999          1998
                                          ---------     ---------     ---------
Expected life                             4.4 years     4.1 years     3.0 years
Risk-free interest rate                        4.75%         6.55%         4.70%
Volatility                                      136%           97%          112%

      Had compensation cost for the Company's stock option plan and stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

                                                   Years ended December 31,
                                         -----------------------------------------
                                             2000           1999           1998
                                         -----------    -----------    -----------
Net income (loss):
  As reported                            $  (161,629)   $    18,809    $     4,039
  Pro forma                              $  (484,587)   $   (25,015)   $    (1,885)
Basic net income (loss) per share:
  As reported                            $     (0.62)   $      0.08    $      0.02
  Pro forma                              $     (1.87)   $     (0.11)   $     (0.01)
Diluted net income (loss) per share:
  As reported                            $     (0.62)   $      0.07    $      0.02
  Pro forma                              $     (1.87)   $     (0.11)   $     (0.01)

Note 9 -- Employee Benefit Plan

      The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 20% of their annual compensation, subject to certain limitations ($10,500 for the year ended December 31, 2000).

      Effective January 1, 2000, the Company provided a 50% match for all employee contributions, up to 6% of the employees' annual compensation subject to certain limitations ($5,100 per employee for the year ended December 31, 2000). Employees vest in Company matching contributions based on years of service with the company, 50% upon the employees' first anniversary and 100% on the second anniversary and thereafter. The Company contributed $2.2 million for the year ended December 31, 2000, all of which has been funded or accrued as of December 31, 2000.

Note 10 -- Geographic, Segment and Significant Customer Information

      The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas, and major customers. The method for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company's chief operating decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The Company operates in one segment, electronic business commerce solutions.

   The disaggregated revenue information on a product basis reviewed by the CEO is as follows (in thousands):

                                          Years Ended December 31,
                                    ------------------------------------
                                      2000          1999         1998
                                    ---------     ---------    -------
Software licenses:
  One-To-One Enterprise              $ 18,599      $ 14,569     $ 19,303
  One-To-One Packaged Solutions       232,239        60,814       16,764
Services                              116,928        26,737        9,739
Maintenance                            46,150        13,394        5,105
                                     --------      --------     --------
  Total Company                      $413,916      $115,514     $ 50,911
                                     ========      ========     ========

      The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and application service providers ("ASPs"). In addition, the sales of the Company's products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. The Company currently operates in three primary geographical territories, NASA, which includes North and South America, Europe which includes Europe, the Middle East, Africa and India and Asia/Pacific/Japan ("APJ") which includes the Pacific Rim and the Far East.

      Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

                                                Years Ended December 31,
                                      ------------------------------------------
                                        2000             1999             1998
                                      --------         --------         --------

Revenues:
  Americas                            $281,331         $ 79,323         $ 29,330
  Europe                               103,611           26,211           16,944
  Asia/Pacific                          28,974            9,980            4,637
                                      --------         --------         --------
  Total Company                       $413,916         $115,514         $ 50,911
                                      ========         ========         ========

                                                           December 31,
                                                  ------------------------------
                                                     2000                1999
                                                  ----------          ----------
Identifiable assets:
  Americas                                        $1,102,343          $  400,858
  Europe                                              33,254               4,122
  Asia/Pacific                                         7,427               1,148
                                                  ----------          ----------
  Total Company                                   $1,143,024          $  406,128
                                                  ==========          ==========

      During the years ended December 31, 2000, 1999 and 1998 no customer accounted for 10% or more of the Company's revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

      None

                                    PART III

   Certain information required by Part III is incorporated by reference in this Report from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                        DIRECTORS AND EXECUTIVE OFFICERS

     OUR DIRECTORS AND EXECUTIVE OFFICERS AND THEIR AGES AS OF APRIL 1, 2001 ARE AS FOLLOWS:

NAME                                                             Age                          Position
- ----                                                             ---        --------------------------------------
Pehong Chen..........................................            43         Chief Executive Officer, President and
                                                                            Chairman of the Board
David L. Anderson (3)................................            57         Director
Yogen K. Dalal (1)(2)................................            50         Director
Todd A. Garrett......................................            59         Director
Koh Boon Hwee (3)....................................            50         Director
Klaus Luft...........................................            59         Director
Carl Pascarella......................................            58         Director
Randall C. Bolten....................................            48         Chief Financial Officer and Executive Vice
                                                                            President, Operations
Chris Grejtak (4)....................................            52         Executive Vice President, Marketing and
                                                                            Business Development, and Chief Marketing
                                                                            Officer
Nancy Mills-Turner (5)...............................            48         Executive Vice President and General
                                                                            Manager, Worldwide Products and Services
                                                                            Organization
James Thanos (5).....................................            52         Executive Vice President and General
                                                                            Manager, Worldwide Field Organization


(1) Dr. Dalal is not standing for re-election of the Board of Directors in 2001.
(2) Members of the Audit Committee - Upon the expiration of Dr. Dalal's term as a director, he will no longer serve on the Audit Committee.
(3)  Members of the Compensation Committee.
(4)  Became an executive officer in 2001.
(5)  Became an executive officer in 2000.

Set forth below is biographical information for members of the Board of Directors whose biography information is not provided in Item 1. See Item 1 for the biographical information of the executive officers.

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

YOGEN K. DALAL has served as a director of the Company since November 1993. He joined Mayfield Fund ("Mayfield"), a venture capital firm, in September 1991 and has been a general partner of several venture capital funds affiliated with Mayfield since November 1992. Dr. Dalal holds a B.S. in Electrical Engineering from the India Institute of Technology, Bombay, and an M.S. and a Ph.D. in Electrical Engineering and Computer Science from Stanford University. Dr. Dalal sits on the boards of directors of Nuance Communications, Inc. and TIBCO Software, Inc.

TODD A. GARRETT has served as director of the Company since January 1999. Mr. Garrett is currently a private consultant. In 1999, Mr. Garrett retired from Procter & Gamble Company where he held various key executive positions within the company since joining it in 1985. These positions included: Vice President, Asia/Pacific; Vice President, US Beauty Care; Group President, President of Worldwide Strategic Planning, Beauty Care Products and Senior Vice President. In October 1996, he was appointed to the post of Chief Information Officer. Mr. Garrett holds a B.A. from the University of Rochester and an M.B.A. from Xavier University.

KOH BOON HWEE has served as a director of the Company since February 1996. Since 1991, Mr. Koh has been Executive Chairman of the Wuthelam Group of Companies, a diversified Singapore company with subsidiaries engaged in, among other things, real estate development, hotel management and high technology. Since 1992, he has also served as Chairman of the Board of Singapore Telecommunications, Ltd. Mr. Koh currently serves on the Board of Directors of Excel Machine Tools Ltd., Raffles Medical Group Ltd. and Qad Inc. Mr. Koh holds a B.S. in Mechanical Engineering from the University of London and an M.B.A. from Harvard University.

KLAUS LUFT has served as a director of the Company since February 2000. Mr. Luft is the founder, owner and President of MATCH (Market Access for Technology Services GmbH), a private company in Munich, Germany that provides sales and marketing services to high technology companies. He is also the founder and Chairman of the supervisory board of Artedona AG, a privately held e-commerce company established in 1999 and headquartered in Munich. Since August 1990, Mr. Luft has served as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. He also serves on the Board of Directors of Dell Computer Corporation and Sagent Technology Inc. Mr. Luft is a member of the International Advisory Board of the Business School of International University of Germany. Mr. Luft received his German Arbitur in Bruchsal, Germany.

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

      1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.
      Independent Auditors' Report
      Consolidated Balance Sheets as of December 31, 2000 and 1999 Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2000.
      Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2000.
      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2000.
      Notes to Consolidated Financial Statements

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

(b) Reports on Form 8-K.

      1. On January 31, 2000 we filed a Current Report on Form 8-K (File No. 0-28252) as notice of our definitive agreement to acquire Interleaf, Inc. ("Interleaf") in a stock-for-stock transaction announced on January 26, 2000.
      2. On March 1, 2000 we filed a Current Report on Form 8-K (File No. 0-28252) as notice that the Company effected a three-for-one stock split in the form of a two-for-one stock dividend on October 11, 1999.
      3. On May 1, 2000 we filed a Current Report on Form 8-K (File No. 0-28252) as notice that the Company completed an acquisition of Interleaf, Inc. ("Interleaf") in a stock-for-stock transaction.

                                   SIGNATURES

      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 30th day of March 2001.

                                        BroadVision, Inc.


                                        By: /s/ Pehong Chen
                                           -------------------------------------
                                           Chairman of the Board, President
                                           And Chief Executive Officer

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

          Signature                                Title                         Date
          ---------                                -----                         ----
/s/ Pehong Chen                          Chairman of the Board, President   March 30, 2001
- -----------------------------------      and Chief Executive Officer
Pehong Chen                              (Principal Executive Officer)


/s/ Randall C. Bolten                   Executive Vice President,           March 30, 2001
- -----------------------------------      Operations, Chief Financial
Randall C. Bolten                        Officer (Principal Financial
                                         and Accounting Officer)


/s/ David L. Anderson                            Director                   March 30, 2001
- -----------------------------------
David L. Anderson

/s/ Yogen K. Dalal                               Director                   March 30, 2001
- -----------------------------------
Yogen K. Dalal

/s/ Todd A. Garrett                              Director                   March 30, 2001
- -----------------------------------
Todd A. Garrett

/s/ Koh Boon Hwee                                Director                   March 30, 2001
- -----------------------------------
Koh Boon Hwee

/s/ Klaus Luft                                   Director                   March 30, 2001
- -----------------------------------
Klaus Luft

/s/ Carl Pascarella                              Director                   March 30, 2001
- -----------------------------------
Carl Pascarella

                     REPORT ON FINANCIAL STATEMENT SCHEDULE
                        OF INDEPENDENT PUBLIC ACCOUNTANTS

The Board of Directors and Stockholders
BroadVision, Inc.:

      We have audited in accordance with auditing standards generally accepted in the United States, the consolidated financial statements of BroadVision, Inc. and subsidiaries included in this annual report on Form 10-K for the years ended December 31, 2000 and 1999 and have issued our report thereon dated March 30, 2001. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, Schedule II, is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

                                        ARTHUR ANDERSEN LLP

San Jose, California
March 30, 2001

                       BROADVISION, INC. AND SUBSIDIARIES

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                                 (in thousands)

                                 Balance at    Charged to
                                Beginning of   Costs and                      Balance at
                                   Period       Expenses   Deductions (1)   End of Period
                                ------------   ----------  --------------   -------------
Year Ended December 31, 2000      $1,446        $2,687        $  118             $4,015
                                  ======        ======        ======             ======

Year Ended December 31, 1999      $  788        $  758        $  100             $1,446
                                  ======        ======        ======             ======

Year Ended December 31, 1998      $  671        $  458        $  341             $  788
                                  ======        ======        ======             ======

(1) Represents net charge-offs of specific receivables.

                                BROADVISION, INC.
                           ANNUAL REPORT ON FORM 10-K
                                DECEMBER 31, 2000

                                INDEX TO EXHIBITS

Exhibit    Description
- -------    -----------

3.1(1)     Amended and Restated Certificate of Incorporation.
3.2(6) Certificate of Amendment of Certificate of Incorporation, dated June 28, 2000.
3.3(1)     Amended and restated Bylaws.
4.1(1)     References are hereby made to Exhibits 3.1 to 3.2.
4.3(1) Second Amended and Restated Investor's Rights Agreement dated April 15, 1997 among the Company and certain of its stockholders.
10.1(1)(a) Form of Indemnity Agreement between the Company and each of its directors.
10.2(6)(a) Equity Incentive Plan as amended February 8, 2000 (the "Equity
           Incentive Plan").
10.3(1)(a) Form of Incentive Stock Option under the Equity Incentive Plan. 10.4(1)(a) Form of Nonstatutory Stock Option under the Equity Incentive Plan. 10.5(1)(a) Form of Nonstatutory Stock Option (Performance-Based).
10.6(1)(a) 1997 Employee Stock Purchase Plan (the "Employee Stock Purchase
           Plan").
10.7(1)(a) Employee Stock Purchase Plan Offering (Initial Offering).
10.8(1)(a) Employee Stock Purchase Plan Offering (Subsequent Offering). 10.9(1)(b) Terms and Conditions dated January 1, 1997 between IONA Technologies
           LTD and the Company.
10.10(1) Series D Preferred Stock Option Agreement dated February 27, 1997 between the Company and Pehong Chen.
10.11(1)(a) Stock Option Plan.
10.12(1)(a) Form of Incentive Stock Option under the Stock Option Plan. 10.13(1)(a) Form of Nonstatutory Stock Option under the Stock Option Plan.
10.14(1) Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.15(2) Loan and Security, dated July 2, 1997, between Silicon Valley Bank and the Company.
10.16(3) First Amendment to Loan and Security Agreement, dated as of February 5, 1998 between the Company and Silicon Valley Bank.
10.17(4) Agreement and Plan of Merger and Reorganization dated January 26, 2000 among the Company, Infiniti Acquisition Sub, Inc. and Interleaf, Inc.
10.18(5) Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.
10.19(5) Triple Net Building Lease dated February 16, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.
10.20(5) Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.
10.21(5)(a) 2000 Non-Officer Incentive Plan
10.22(6) Building Lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.23(6) Amendment, dated April 26, 2000, of lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts
21.1       Subsidiaries of the Company.
23.1 Report on Financial Statement Schedule and Consent of KPMG LLP, Independent Auditors.
23.2       Consent of Arthur Andersen LLP.
24.1       Power of Attorney.
           (See page 60)


(1) Incorporated by reference to the Company's Proxy Statement filed on September 13, 1999.

(2) Incorporated by reference to the Company's 10-Q for the quarter ended September 30, 1997 filed on November 12, 1997.

(3) Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 1998.

(4) Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 6, 2000.

(5) Incorporated by reference to the Company's 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(6) Incorporated by reference to the Company's 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(a)   Represents a management contract or compensatory plan or arrangement.

(b)   Confidential treatment requested.