Form 10-Q
period 2001-03-31
BROADVISION INC
filed 2001-05-15
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2001

OR

☐      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0–28252
(Commission File Number)

BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94–3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

585 Broadway,
Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

(650) 261–5100
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             As of May 9, 2001, there were 273,565,216 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10–Q
Quarter Ended March 31, 2001

PART I.  FINANCIAL INFORMATION

Item 1.              Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2001 (unaudited)	December 31, 2000
ASSETS

Cash and cash equivalents	$134,731	$153,137
Short-term investments	41,597	69,397
Accounts receivable, less reserves of $4,717 and $4,015, for 2001 and 2000, respectively	86,474	104,811
Prepaids and other	17,721	17,417
Total current assets	280,523	344,762

Property and equipment, net	109,746	76,685
Deferred tax asset	5,579	5,579
Long-term investments	72,571	78,769
Equity investments	21,398	23,786
Goodwill and other intangibles	541,221	607,501
Other assets	6,123	5,942
Total assets	$1,037,161	$1,143,024
LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$19,706	$15,711
Accrued expenses	40,736	53,676
Unearned revenue	20,868	16,330
Deferred maintenance	38,178	42,237
Current portion of long-term debt	977	977
Total current liabilities	120,465	128,931

Long-term debt, net of current portion	3,653	3,897
Other noncurrent liabilities	885	898
Total liabilities	125,003	133,726

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000 shares authorized; 272,965 and 270,066 shares issued and outstanding for 2001 and 2000, respectively	27	27
Additional paid-in capital	1,183,393	1,176,042
Accumulated other comprehensive loss, net of tax	(3,694)	(4,348)
Accumulated deficit	(267,568)	(162,423)
Total stockholders’ equity	912,158	1,009,298
Total liabilities and stockholders’ equity	$1,037,161	$1,143,024

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)

	Three Months Ended March 31,
	2001	2000
	(unaudited)
Revenues:
Software licenses	$43,140	$40,713
Services	47,979	20,788
Total revenues	91,119	61,501

Cost of revenues:
Cost of software licenses	2,240	2,064
Cost of services	37,368	15,673
Total cost of revenues	39,608	17,737
Gross profit	51,511	43,764

Operating expenses:
Research and development	26,971	5,759
Sales and marketing	52,481	25,200
General and administrative	10,590	3,611
Goodwill and intangible amortization	66,280	-
Total operating expenses	156,322	34,570
Operating (loss) income	(104,811)	9,194
Other income, net	497	7,248
(Loss) income before provision for income taxes	(104,314)	16,442
Provision for income taxes	831	6,406
Net (loss) income	$(105,145)	$10,036
Basic (loss) earnings per share	$(0.39)	$0.04
Diluted (loss) earnings per share	$(0.39)	$0.04
Shares used in computing:
Basic (loss) earnings per share	271,011	245,495
Diluted (loss) earnings per share	271,011	284,688
Comprehensive (loss) income:
Net (loss) income	$(105,145)	$10,036
Other comprehensive income, net of tax:
Unrealized long-term investment gains	654	1,188
Total comprehensive (loss) income	$(104,491)	$11,224

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Three Months Ended March 31,
	2001	2000
	(unaudited)
Cash flows from operating activities:
Net (loss) income	$(105,145)	$10,036
Adjustments to reconcile net (loss) income to net cash provided by (used for) operating activities:
Depreciation and amortization	5,791	1,943
Amortization of deferred compensation	-	79
Accounts receivable reserves	702	300
Amortization of prepaid royalties	1,136	296
Amortization of prepaid compensation	192	511
Realized loss on cost method long-term investments	1,281	-
Equity in net loss from unconsolidated subsidiary	1,107	-
Amortization of goodwill and other intangibles	66,280	-
Changes in operating assets and liabilities:
Accounts receivable	17,635	(11,766)
Prepaids and other	(1,267)	(4,728)
Accounts payable and accrued expenses	(9,364)	5,400
Unearned revenue and deferred maintenance	479	22,348
Income taxes	-	6,036
Other noncurrent assets	(546)	(1,406)
Net cash provided by (used for) operating activities	(21,719)	29,049

Cash flows from investing activities:
Purchase of property and equipment	(38,852)	(7,174)
Purchase of long-term investments	(24,029)	(8,794)
Sales/maturity of long-term investments	30,820	-
Purchase of short-term investments	(17,666)	(16,915)
Sales/maturity of short-term investments	45,946	1,072
Net cash used for investing activities	(3,781)	(31,811)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	7,351	7,247
Repayments of borrowings	(257)	(275)
Payments on capital lease obligations	-	(125)
Net cash provided by financing activities	7,094	6,847

Net (decrease) increase in cash and cash equivalents	(18,406)	4,085
Cash and cash equivalents at beginning of period	153,137	279,823
Cash and cash equivalents at end of period	$134,731	$283,908

Supplemental disclosures of cash flow information:
Cash paid for interest	$118	$125
Cash paid for income taxes	$831	$314

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.              Organization and Summary of Significant Accounting Policies

Nature of Business

             BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops and sells an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education and support services in more than 34 countries.

             The BroadVision e-business application suite allows businesses to tailor Web and wireless content to the needs and interests of individual users by personalizing content and transactions on a real-time basis. The Company offers enterprise-class solutions to connect companies to their customers, suppliers, partners and employees. These solutions enable companies to maintain and expand existing relationships in an online environment via a single, integrated e-business platform.

             BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of the Company’s customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement the Company’s products and provide solutions that meet customers' unique business requirements. By using these services, customers are able to build customized application solutions to maximize the benefits of one-to-one relationship management and self-service.

             A significant element of the Company’s sales strategy is to engage in strategic business alliances to assist in marketing, selling and developing customer applications.

             As of March 31, 2001, the Company had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett-Packard Consulting, IBM Global Services, KPMG Consulting, Leapnet, PricewaterhouseCoopers and Roundarch. The Company’s platform alliances are partnerships formed to integrate technologies to drive business growth. Additionally, the Company has developed key technology partnerships with leading Web- and wireless-focused companies in areas complementary to the Company’s solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance the Company’s ability to base products on industry standards and to take advantage of current and emerging technologies. These alliances now include companies such as BEA Systems, Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

             The Company markets its products primarily through a direct sales organization with operations in North America, South America, Europe, Australia and Asia/Pacific. A component of the Company’s strategy is continued expansion of international activities. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements. The Company also contracts with third-party resellers, distributors and systems integrators in North America, South America, Europe, Australia and Asia /Pacific. The Company intends to increase the use of this distribution channel.

             There has been a general downturn in the economy over the last several months. This downturn may continue in the future and could have an impact on our future financial results. Comparisons of financial performance made in this document are not necessarily indicative of future performance. Based upon the current economic environment, the Company had adjusted its estimates of expected fiscal 2001 revenue. The Company also reported a corporate-wide reorganization and reduction in force and will incur a charge in the second quarter of 2001, estimated to be in the $30.0 million to $50.0 million range.

Basis of Presentation and Use of Estimates

             The accompanying consolidated financial statements include the accounts of the Company. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of March 31, 2001 and for the three months ended March, 2001 and 2000 are unaudited. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles. In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

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

             Revenue Recognition—The Company's revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using the Company's software. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

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

             The Company's professional services are delivered through BVGS, presently comprised of the Strategic Services Group, the Technical Services Group, the Content and Creative Services Group, the Client Services, Project and Program Management Group, the Partner Services Group, the Education Services Group and the Technical Support Services Group. The first three groups provide consulting services, the fourth group manages projects and client relationships, the fifth group manages the needs of our partner community, the sixth group provides training-related services to employees, customers and partners, and the last group provides software maintenance services, including technical support, to the Company's customers and partners. Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period.

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

             The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2001	2000
Net (loss) income	$(105,145)	$10,036
Weighted-average common shares outstanding utilized for basic (loss) earnings per share	271,011	245,495
Weighted-average common equivalent shares outstanding:
Employee common stock options	-	39,168
Common stock warrants	-	25
Total weighted-average common and common equivalent shares outstanding utilized for diluted (loss) earnings per share	271,011	284,688
Basic (loss) earnings per share	$(0.39)	$0.04
Diluted (loss) earnings per share	$(0.39)	$0.04

             At March 31, 2001, 17,711,682 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive. At March 31, 2000, there were no potential common shares excluded from the determination of diluted earnings per share.

             Fair Value of Financial Instruments--The Company's financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, long-term investments, equity investments, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short term investments, accounts receivable and payable, and based on the current rates available to the Company on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for permanent impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value. The Company's equity investments are comprised of investments in public and non-public technology-related companies. The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies. During the three months ended March 31, 2001 the Company recorded $1.3 million in impairment charges on its cost method long-term investments. There was no such charge during the three months ended March 31, 2000.

             New Accounting Pronouncements—The Financial Accounting Standards Board (“FASB”) issued SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended by SFAS No. 137. SFAS No. 133 addresses the accounting for derivative instruments, including certain derivative instruments embedded in other contracts. Under SFAS No. 133, entities are required to record and carry all derivative instruments at fair value as either assets or liabilities. The accounting for changes in fair value (i.e., gains or losses) of a derivative instrument depends on whether it qualifies as part of a hedging relationship, has been so designated as such and the underlying reason for holding it. The Company adopted SFAS No. 133, as amended, on January 1, 2001 as required. To date, the Company has not invested in derivative instruments and has not engaged in hedging activities. Accordingly, the effects of adopting SFAS No. 133 did not have an impact on the Company’s financial position, results of operations or cash flows. In June 2000, the FASB issued Statement No. 138, Accounting for Certain Derivative Instruments and Certain Hedging Activities. FASB No. 138 addresses certain issues related to the implementation of SFAS No. 133, but did not change the basic model of SFAS No. 133 or further delay the implementation of SFAS No. 133.

Note 2.              Selective Balance Sheet Detail

             Property and equipment consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Furniture and fixtures	$9,493	$6,136
Computers and software	66,080	56,654
Leasehold improvements	60,533	34,465
	136,106	97,255
Less accumulated depreciation and amortization	(26,360)	(20,570)
	$109,746	$76,685

             Accrued expenses consisted of the following (in thousands):

	March 31, 2001	December 31, 2000
Employee benefits	$4,962	$3,900
Commissions and bonuses	14,027	22,790
Sales and other taxes	8,618	11,439
Other	13,129	15,547
	$40,736	$53,676

Note 3.              Commercial Credit Facilities

             The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $10,000,000 of additional borrowings based on eligible accounts receivable. As of March 31, 2001 and December 31, 2000, outstanding term debt borrowings were approximately $4.6 million and $4.9 million, respectively. Borrowings bear interest at the bank’s prime rate (8.0% and 9.5% as of March 31, 2001 and December 31, 2000, respectively). Principal and interest are due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of March 31, 2001 and December 31, 2000, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2.4 million in the form of standby letters of credit were issued under its revolving line of credit facility as of March 31, 2001 and December 31, 2000, respectively. Commitments totaling $23.0 million in the form of standby letters of credit were also issued from separate financial institutions as of March 31, 2001. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to maintain monthly financial covenants, including a minimum quick ratio, tangible net worth ratio and debt service coverage ratio. Borrowings are collateralized by a security interest in substantially all of the Company’s owned assets. As of March 31, 2001, the Company was not in compliance with one of its financial covenants due to its net operating loss for the three months then ended. In May 2001, the Company signed an amendment to the loan agreement and is now in compliance with its financial covenants.

Note 4.              Commitments

             The Company currently has $4.6 million of outstanding term debt under its existing credit facility with a commercial bank. Capital expenditures were $38.9 million and $7.2 million for the three months ended March 31, 2001 and 2000, respectively. The Company's capital expenditures consisted of purchases of operating resources to manage its operations and consisted of computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements. In February and April 2000, the Company entered into new facility lease agreements for approximately 519,000 square feet currently under construction. The Company expects possession to occur in phases during the second and third quarters of 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million. The Company will also have to contribute a significant amount towards construction costs of the facility. As of March 31, 2001, the Company had paid $44.5 million for improvements to the facility. The total estimated cost of improvements is approximately $56.7 million, but is subject to change. The Company has no other significant capital commitments. In connection with the restructuring of the Company's operations in the quarter ending June 30, 2001, the Company is currently assessing its facilities needs and may incur charges due to closure of facilities as a result of the restructuring. See Note 7 of Notes to Condensed Consolidated Financial Statements.

Note 5.                           Geographic, Segment and Significant Customer Information

             The Company adopted the provisions of SFAS No. 131, Disclosure about Segments of an Enterprise and Related Information, during 1998. SFAS No. 131 establishes standards for the reporting by public business enterprises of information about operating segments, products and services, geographic areas and major customers. The methodology for determining what information to report is based on the way that management organizes the operating segments within the Company for making operational decisions and assessments of financial performance. The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer, or CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The Company operates in one segment, electronic business commerce solutions.

             The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide directly through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs and system integrators. The Company currently operates in three primary geographical territories: NASA, which includes North and South America; EMEA, which includes Europe, the Middle East and Africa; and Asia/Pacific/Japan (APJ), which includes the Pacific Rim, the Far East and India. Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Three Months Ended March 31,
	2001	2000
Software licenses:
One-To-One Enterprise	$2,472	$5,704
One-To-One Packaged Solutions	40,668	35,009
Services	31,499	13,678
Maintenance	16,480	7,110
Total Revenues	$91,119	$61,501
Revenues:
NASA	$61,513	$47,285
EMEA	22,571	11,623
APJ	7,035	2,593
Total Company	$91,119	$61,501

	March 31, 2001	December 31, 2000
Identifiable assets:
NASA	$993,138	$1,102,343
EMEA	35,590	33,254
APJ	8,433	7,427
Total Company	$1,037,161	$1,143,024

             Prior periods have been restated to reflect changes in software license classifications. During the three months ended March 31, 2001, one customer accounted for more than 10% of the Company's total revenues. During the three months ended March 31, 2000, no single customer accounted for more than 10% of the Company's total revenues.

 Note 6.             Acquisition

             On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries (“Interleaf”) pursuant to a statutory merger involving a stock-for-stock exchange. Interleaf’s software products and related services enable automated electronic business, or e-business, and also enable the extension of e-business to wireless users. Interleaf provides customers with an integrated, easily implemented e-business solution based on extensible Markup Language, or XML, that enables the design, creation and management of XML-based content for transformation and delivery over the Web and related services. As a result of the acquisition, the Company will have the ability to combine technological resources to develop a robust Web-based business solution and reduce time to market for the combined Company’s products. Through the acquisition of all of the equity securities of Interleaf, BroadVision acquired all of the assets and assumed liabilities of Interleaf and its existing operations which included in-process technology. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 26, 2000, each outstanding share of Interleaf common stock was exchanged for 1.0395 shares of Company common stock and all options to purchase shares of Interleaf common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase shares of Company common stock.

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

             The total purchase price paid for the Interleaf acquisition was allocated as follows (in thousands):

Property and equipment	$2,896
Net liabilities assumed, excluding property and equipment	(1,041)
Identifiable intangible assets	28,910
In-process technology	10,100
Goodwill	765,805
Total	$806,670

             Based upon the Company’s estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to acquired in-process technology and $28.9 million was allocated to intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million.

             At March 31, 2001, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $253.9 million. Goodwill amortization was $244.6 million and other intangible asset amortization was $9.3 million. The goodwill and other intangible assets are being amortized over a three-year period.

             The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three month period ended March 31, 2000 assuming Interleaf had been acquired at the beginning of the period presented (in thousands, except per share data):

For the three months ended March 31, 2000
Revenue	$73,857
Net loss	(61,636)
Basic and diluted net loss per share	$(0.24)

             The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in-process technology have not been included in the unaudited pro forma results because they are nonrecurring. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information concerning the acquisition of Interleaf.

Note 7.              Subsequent Events

             On April 20, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of the Company between January 26, 2001 and April 2, 2001. The complaints allege that the Company and the individual defendants violated federal securities laws in connection with the Company’s reporting of financial results during such period. The Company expects that all of the lawsuits will eventually be consolidated into a single action, as is customary in such cases. The Company believes that the lawsuits are without merit and it will defend itself vigorously.

             On April 24, 2001, the Company announced a restructuring of its operations, aggressive containment of discretionary spending and a workforce reduction of approximately 15%. As part of this reorganization, the Company will incur a charge in the second quarter of 2001 estimated to be between $30.0 million and $50.0 million.

             On April 25, 2001, the Company announced a voluntary stock option exchange program, or Offer, for its employees and directors. Under the program, Company employees and directors have the opportunity, if they so choose, to cancel outstanding “underwater” stock options, which are options that have an exercise price that is higher than the price of the Company's Common Stock on the date that the Offer expires, previously granted to them in exchange for an equal number of new options to be granted at a future date. The Offer will remain outstanding until 5:00 p.m., Pacific Daylight Time, on May 25, 2001, or such later date if the offer is extended (the “Expiration Date”). The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of grant, which is expected to be November 27, 2001 or a later date if the Offer is extended. Acceptance of the Offer requires a participant electing to exchange any underwater options to also exchange any other options granted to him or her during the six months before or after the Expiration Date. The exchange program has been designed to comply with FASB Interpretation No. 44 “Accounting for Certain Transactions Involving Stock Compensation” and is not expected to result in any additional compensation charges or variable plan accounting. Employees located in Sweden and options granted on November 2, 1999 under the Company's Employee Stock Purchase Plan in connection with the listing and sale of the Company's common stock on the Neuer Market segment of the Frankfurt Stock Exchange are not eligible for this program.

             On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publication Corporation, a wholly-owned subsidiary of the Company, and the subsidiaries of E-Publication Corporation, which the Company acquired as part of the acquisition of Interleaf in April 2000, (see Note 6 of Notes to Condensed Consolidated Financial Statements). The Company expects to incur losses on the sales in the range of $1.0 million to $3.0 million. The Company is currently evaluating the amount of goodwill associated with E-Publication Corporation, and these and other related charges will be included in the losses associated with the sale of the business. The losses will be reflected in the results of operations for the quarter ended June 30, 2001.

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

Overview

             BroadVision, Inc. (collectively with its subsidiaries, the "Company", "us" or "we") was incorporated in the state of Delaware on May 13, 1993. We develop and sell an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education and support services in more than 34 countries.

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

             BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of our customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customers' unique business requirements. By using these services, customers are able to build customized application solutions to maximize the benefits of one-to-one relationship management and self-service.

             A significant element of our sales strategy is to engage in strategic business alliances to assist in marketing, selling and developing customer applications.

             As of March 31, 2001, we had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett-Packard Consulting, IBM Global Services, KPMG Consulting, Leapnet, PricewaterhouseCoopers and Roundarch. Our platform alliances are partnerships formed to integrate technologies to drive business growth. Additionally, we have developed key technology partnerships with leading Web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base products on industry standards and to take advantage of current and emerging technologies. These alliances now include companies such as BEA Systems, Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

             We market our products primarily through a direct sales organization with operations in North America, South America, Europe, Australia and Asia/Pacific. A component of our strategy is continued expansion of international activities. We intend to broaden our presence in international markets by expanding our international sales force and by entering into additional distribution agreements. We also contract with third-party resellers, distributors and systems integrators in North America, South America, Europe, Australia and Asia /Pacific. We intend to increase the use of this distribution channel.

             There has been a general downturn in the economy over the last several months. This downturn may continue in the future and could have an impact on our future financial results. Comparisons of financial performance made in this document are not necessarily indicative of future performance. Based upon the current economic environment, we had adjusted our estimates of expected fiscal 2001 revenues. We also announced a corporate-wide reorganization and reduction in force and will incur a charge in the second quarter of 2001, estimated to be in the $30.0 million to $50.0 million range.

Results of Operations

Revenues

             Our revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using our software. Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to us. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that we provide are not essential to the functionality of the software.

             We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

             Our professional services are delivered through BVGS, presently comprised of the Strategic Services Group, the Technical Services Group, the Content and Creative Services Group, the Client Services, Project and Program Management Group, the Partner Services Group, the Education Services Group and the Technical Support Services Group. The first three groups provide consulting services, the fourth group manages projects and client relationships, the fifth group manages the needs of our partner community, the sixth group provides training-related services to employees, customers and partners, and the last group provides software maintenance services, including technical support, to our customers and partners. Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period.

             Total revenues increased 48% during the quarter ended March 31, 2001 to $91.1 million as compared to $61.5 million for the quarter ended March 31, 2000. A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:

March 31, 2001
NASA	$28,186	65%	$33,327	69%	$61,513	67%
EMEA	11,606	27	10,965	23	22,571	25
APJ	3,348	8	3,687	8	7,035	8
Total	$43,140	100%	$47,979	100%	$91,119	100%

March 31, 2000
NASA	$31,760	78%	$15,525	75%	$47,285	77%
EMEA	7,259	18	4,364	21	11,623	19
APJ	1,694	4	899	4	2,593	4
Total	$40,713	100%	$20,788	100%	$61,501	100%

             There has been a general economic decline during the past several months that may continue. Therefore, financial comparisons discussed herein may not be indicative of future performance.

             Software license revenues increased 6% during the current quarter ended March 31, 2001 to $43.1 million as compared to $40.7 million for the quarter ended March 31, 2000. The increase is primarily attributable to continued market acceptance of and demand for our products, an increase in our customer base, expansion of our business in EMEA and APJ, expansion of our product offerings, additional sales for products acquired in the Interleaf acquisition, and the establishment of strategic relationships.

             Software license revenues for our Enterprise applications decreased to $2.5 million for the quarter ended March 31, 2001 as compared to $5.7 million for the quarter ended March 31, 2000. This is a result of a greater number of customers who are utilizing our packaged solutions, which include our Enterprise applications along with web applications and various tools, as opposed to utilizing only our Enterprise application. Software license revenues for our packaged solutions increased to $40.7 million for the quarter ended March 31, 2001 as compared to $35.0 million for the quarter ended March 31, 2000. This is a result of continued demand by existing and new customers for our product line and a one-time fee from a significant customer that accounted for greater than 10% of our total revenues for the three months ended March 31, 2001.

             During the quarter ended March 31, 2001, we signed license agreements with 46 new customers (37 end-user customers and 9 partner organizations) as compared to 110 new customers (102 end users and 8 partner organizations) for the quarter ended March 31, 2000. As of March 31, 2001, we had a total installed base of 1,009 end-user customers and 206 partners as compared to 972 end-user customers and 197 partners as of December 31, 2000 and 517 end-user customers and 131 partners as of March 31, 2000.

             Total services revenues increased 131% during the current quarter ended March 31, 2001 to $48.0 million as compared to $20.8 million for the quarter ended March 31, 2000.

          The increase in professional services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $16.5 million for the quarter ended March 31, 2001 as compared to $7.1 million for the quarter ended March 31, 2000. The increase in maintenance revenues is a result of increased license revenues as noted above and renewals of recurring maintenance.

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

             A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended March 31,
	2001	%	2000	%
	(in thousands)

Cost of software licenses (1)	$2,240	5%	$2,064	5%
Cost of services (2)	37,368	78	15,673	75
Total cost of revenues (3)	$39,608	43%	$17,737	29%

             (1)         Percentage is calculated based on total software license revenues for the period indicated
             (2)         Percentage is calculated based on total services revenues for the period indicated
             (3)         Percentage is calculated based on total revenues for the period indicated

             Cost of software licenses increased 9% in absolute dollar terms during the current quarter ended March 31, 2001 to $2.2 million as compared to $2.1 million for the quarter ended March 31, 2000.

             In absolute dollar terms, the increase in cost of software licenses was principally a result of increased sales of our products and of royalty-bearing third party products.

             Cost of services increased 138% during the current quarter ended March 31, 2001 to $37.4 million as compared to $15.7 million for the quarter ended March 31, 2000. In absolute dollar terms, the increases in cost of services was a result of higher business volumes as evidenced by increased services revenues. Overall costs increased as a result of opening new training and customer support facilities as well as additions to our professional services staff and the employment of outside consultants to meet short-term consulting demands. As a percentage of services revenue, the increase in cost of services is a result of hiring new employees within BVGS who do not generate revenue during their internal training period and higher use of outside consultants as compared to the prior year period.

Operating Expenses and Other Income, net

             Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, we have not capitalized any costs related to the development of software for external use.

             Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as collateral materials, trade shows, public relations, advertising and creative services.

          General and administrative expenses consist primarily of salaries, employee-related benefit costs and professional service fees.

	Three Months Ended March 31,
	2001	% (1)	2000	% (1)
	(in thousands)

Research and development	$26,971	30%	$5,759	9%
Sales and marketing	52,481	57	25,200	41
General and administrative	10,590	12	3,611	6
Goodwill and intangible amortization	66,280	73	-	-
Total Operating Expenses	$156,322	172%	$34,570	56%

             (1)         Expressed as a percent of total revenues for the period indicated

             Research and development expenses increased 368% during the current quarter ended March 31, 2001 to $27.0 million as compared to $5.8 million for the quarter ended March 31, 2000. The increase in research and development expenses is primarily attributable to increased personnel involved in the enhancement of existing applications and the development of our next generation of products. In addition, research and development expenses increased as a result of an increase in use of third party consultants.

             Sales and marketing expenses increased 108% during the current quarter ended March 31, 2001 to $52.5 million as compared to $25.2 million for the quarter ended March 31, 2000. The increases in sales and marketing expenses reflect the cost of increased sales and marketing personnel from additional hires, increased sales commissions paid on the greater sales levels, expenditures made to develop and expand sales distribution channels, and costs incurred for increased training activities.

             General and administrative expenses increased 193% during the current quarter ended March 31, 2001 to $10.6 million as compared to $3.6 million for the quarter ended March 31, 2000. The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional fees, additional infrastructure to support the expansion of our operations and increases in the general reserves of our increased accounts receivable balance due to the increase in revenue.

             We are attempting to reduce expenses in an effort to return to profitability during a period when revenues have been less than originally expected and therefore operating costs may decline in the near future but there can be no assurance that such decline will be enough to return the Company to profitability. Should revenues increase significantly, we would expect our expenses to increase commensurate with increases in revenues once we have reached an appropriate level of spending as a percentage of total revenues.

             Amortization of goodwill and other intangibles. As described in Note 6 in the Notes to the Condensed Consolidated Financial Statements above, we acquired Interleaf in the quarter ended June 30, 2000. We have accounted for the acquisition as a purchase business combination. As a result of this transaction, we had recorded goodwill and other intangible assets on the balance sheet of $794.7 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $66.3 million in the quarter ended March 31, 2001. The remaining $540.9 million of goodwill and other intangible assets will be amortized on a straight-line basis through the quarter ended June 30, 2003.

Other Income, net

             Other income, net consists of interest income, interest expense and other non-operating expenses. Other income, net decreased to $497,000 for the three months ended March 31, 2001 as compared to $7.2 million during the three months ended March 31, 2000. The decrease of $6.8 million is primarily attributable to a decrease in the gain on sale of investments of $3.4 million, an increase in realized losses on cost-method investments of $1.3 million, an increase in equity in net loss from an unconsolidated subsidiary of $1.1 million and an increase in foreign currency loss of $1.0 million.

Income Taxes

             During the quarter ended March 31, 2001, we recognized tax expense of $831,000. The tax expense mainly related to the Company’s international operations.

Litigation Settlement

             On February 22, 2000, we reached a settlement agreement and entered into a license agreement with Art Technology Group (“ATG”) in connection with the lawsuit filed by us on December 11, 1998 against ATG alleging infringement of our U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, we granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and we were paid $8.0 million by ATG at the effective date of the settlement and have begun to receive a total of $7.0 million payable in quarterly installments commencing February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002).

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2001	December 31, 2000
	(in thousands)
Cash, cash equivalents and liquid short-term investments	$176,328	$222,534
Long-term liquid investments	72,571	78,769
Working capital	$160,058	$215,831
Working capital ratio	2.3 : 1	2.7 : 1

             At March 31, 2001, we had $176.3 million of cash, cash equivalents and liquid short-term investments, which represents a decrease of $46.2 million as compared to December 31, 2000. We currently have $4.6 million of outstanding term debt under our existing credit facility with a commercial bank.

             Cash used for operating activities was $21.7 million for the three months ended March 31, 2001 and cash provided by operating activities was $29.0 million for the three months ended March 31, 2000. Net cash used for operating activities for the three months ended March 31, 2001 was primarily attributed to a decrease in accounts payable and accrued expenses, a decrease in prepaid expenses, the net loss for the three months (less non-cash expenses) all partially offset by a decrease in accounts receivable. Cash used for investing activities was $3.8 million and $31.8 million for the three months ended March 31, 2001 and 2000, respectively, and was primarily for capital expenditures for our new facilities and purchase of short-term and long-term investments. In the three months ended March 31, 2001, the cash used for investing activities was offset by sales and maturities of our short-term and long-term investments. Cash provided by financing activities was $7.1 million and $6.8 million for the three months ended March 31, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of common stock.

             Capital expenditures were $38.9 million and $7.2 million for the three months ended March 31, 2001 and 2000, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted of computer hardware and software, communications equipment, office furniture and fixtures and leasehold improvements. In February and April 2000, we entered into new facility lease agreements for approximately 519,000 square feet currently under construction. The Company expects possession to occur in phases during the second and third quarters of 2001. Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million. We will also have to contribute a significant amount towards construction costs of the facility. As of March 31, 2001, we have paid $44.5 million for improvements to the facility. The total estimated cost of improvements is approximately $56.7 million, but is subject to change.

             We believe that our available cash and short-term investment resources, cash generated from operations and amounts available under our commercial credit facilities will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under “Factors Affecting Quarterly Operating Results” below and elsewhere herein. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Factors Affecting Quarterly Operating Results

             We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2000 and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

             Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, nonrenewal of service agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90-days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance.

             It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock. We anticipate that our operating expenses will continue to be substantial in relation to total revenues as we continue the development of our technology, increase our sales and marketing activities, create and expand our distribution channels, grow our professional services organization and implement the administrative infrastructure to support those operations.

          Some of these risks and uncertainties relate to the new and rapidly evolving nature of the markets in which we operate. These related market risks include, among other things, the early stage of the developing online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties relate to our ability to, among other things, successfully implement our marketing strategies, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors, and commercialize our products and services by incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks.

             There has been a general downturn in the economy. We had missed our originally estimated results for the three months ended March 31, 2001 and as a result revised our projected estimate of revenue range for fiscal 2001. If the economic environment continues to decline, our future results may be significantly impacted.

Item 3.     Quantitative and Qualitative Disclosures about Market Risk

             We develop products in the United States and market our products throughout the world. As a result, our financial results could be affected by factors such as changes in currency exchange rates or weak economic conditions in foreign markets. The majority of our sales are made in United States dollars. Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2001 or December 31, 2000. We invest in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. We do not expect any material loss with respect to the investment portfolio. Investments are carried at market value. The following represents our investment portfolio as of March 31, 2001 by maturity:

(in thousands)	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Thereafter	Total

Cash equivalents	$ 61,476	$ -	$ -	$ -	$ -	$ -	$ 61,476
Short-term investments	$ 26,669	$ 10,683	$ -	$ -	$ -	$ -	$ 37,352
Long-term investments	$ -	$ 43,296	$ 18,421	$ 10,854	$ -	$ -	$ 72,571
Total investment securities	$ 88,145	$ 53,979	$ 18,421	$ 10,854	$ -	$ -	$ 171,399

             Not included in the above are checking and money market accounts of $73.3 million of cash and cash equivalents, $4.2 million of short term marketable securities in common stock and $21.4 million in equity investments.

Equity Investments

             Equity investments consist of investments in non-public and publicly traded companies that are accounted for under either the cost method of accounting or the equity method of accounting.

             Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significent influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive (loss) income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the condensed consolidated statements of operations. During the three months ended March 31, 2001, we recorded an impairment charge related to equity investments of $1.3 million. There was no such charge during the three months ended March 31, 2000.

             Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for our equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs. During the three months ended March 31, 2001 we recorded our share of our equity investee’s net loss of $1.1 million. There was no such charge during the three months ended March 31, 2000.

PART II. OTHER INFORMATION

Item 1.    Legal Proceedings

On April 20, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of the Company between January 26, 2001 and April 2, 2001. The complaints allege that the Company and the individual defendants violated federal securities laws in connection with the Company's reporting of financial results during such period. The Company expects that all of the lawsuits will eventually be consolidated into a single action, as is customary in such cases. The Company believes that the lawsuits are without merit and it will defend itself vigorously.

Item 2.    Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.    Defaults Upon Senior Securities

             Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

             Not applicable.

Item 5.    Other Information

             Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

             (a)         Exhibits

Exhibit	Description
3.1	Amended and Restated Certificate of Incorporation.(1)
3.2	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2000.(2)
3.3	Amended and restated Bylaws.(1)
4.1	References are hereby made to Exhibits 3.1 to 3.2.(1)

             (1) Incorporated by reference to the Company's Proxy Statement filed on September 13, 1999.

             (2) Incorporated by reference to the Company's 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

             (b)        Reports on Form 8-K

                           Not applicable.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.

Date: May 15, 2001	By: /s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2001	By: /s/ Randall C. Bolten
Randall C. Bolten
Executive Vice President, Operations and Chief Financial Officer (Principal Financial and Accounting Officer)