Form 10-Q
period 2001-06-30
BROADVISION INC
filed 2001-08-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0–28252
(Commission File Number)

BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94–3184303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 Broadway, Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

(650) 261–5100
(Registrant’s telephone number, including area code)

             Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

             As of  August 8, 2001, there were 278,578,696 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10–Q
Quarter Ended June 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2001 (unaudited)	December 31, 2000

ASSETS

Cash and cash equivalents	$137,641	$153,137
Short-term investments	48,465	69,397
Accounts receivable, less reserves of $6,312 and $4,015 for 2001 and 2000, respectively	55,810	104,811
Prepaids and other	22,714	17,417

Total current assets	264,630	344,762

Property and equipment, net	85,713	76,685
Deferred tax asset	5,579	5,579
Long-term investments	53,138	78,769
Equity investments	11,221	23,786
Goodwill and other intangibles	476,951	607,501
Other assets	6,151	5,942

Total assets	$903,383	$1,143,024

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$20,454	$15,711
Accrued expenses	73,804	53,676
Unearned revenue	29,564	16,330
Deferred maintenance	35,001	42,237
Current portion of long-term debt	977	977

Total current liabilities	159,800	128,931

Long-term debt, net of current portion	3,410	3,897
Other noncurrent liabilities	55,860	898

Total liabilities	219,070	133,726

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000 shares authorized; 278,208 and 270,066 shares issued and outstanding for 2001 and 2000, respectively	28	27
Additional paid-in capital	1,202,828	1,176,042
Accumulated other comprehensive loss, net of tax	(8,133)	(4,348)
Accumulated deficit	(510,410)	(162,423)

Total stockholders’ equity	684,313	1,009,298

Total liabilities and stockholders’ equity	$903,383	$1,143,024

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Revenues:
Software licenses	$21,029	$56,848	$64,169	$97,562
Services	36,416	38,496	84,395	59,283

Total revenues	57,445	95,344	148,564	156,845

Cost of revenues:
Cost of software licenses	2,655	1,563	4,895	3,626
Cost of services	30,005	30,282	67,373	45,956

Total cost of revenues	32,660	31,845	72,268	49,582

Gross profit	24,785	63,499	76,296	107,263

Operating expenses:
Research and development	20,616	9,706	47,587	15,465
Sales and marketing	41,766	33,570	94,247	58,770
General and administrative	14,268	6,786	24,858	10,344
Goodwill and intangible amortization	66,297	55,351	132,577	55,404
Charge for acquired in-process technology	-	10,100	-	10,100
Restructuring charge	123,473	-	123,473	-

Total operating expenses	266,420	115,513	422,742	150,083

Operating loss	(241,635)	(52,014)	(346,446)	(42,820)

Other (expense) income, net	(876)	3,940	(379)	11,187

Loss before provision for income taxes	(242,511)	(48,074)	(346,825)	(31,633)

Provision for income taxes	331	6,797	1,162	13,204

Net loss	$(242,842)	$(54,871)	$(347,987)	$(44,837)

Basic loss per share	$(0.89)	$(0.21)	$(1.28)	$(0.18)

Diluted loss per share	$(0.89)	$(0.21)	$(1.28)	$(0.18)

Shares used in computing:
Basic loss per share	273,426	258,935	272,205	252,288

Diluted loss per share	273,426	258,935	272,205	252,288

Comprehensive loss:
Net loss	$(242,842)	$(54,871)	$(347,987)	$(44,837)
Other comprehensive loss, net of tax:
Unrealized investment losses	(4,439)	(22,097)	(3,785)	(20,909)

Total comprehensive loss	$(247,281)	$(76,968)	$(351,772)	$(65,746)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Six Months Ended June 30,

	2001	2000

	(unaudited)

Cash flows from operating activities:
Net loss	$(347,987)	$(44,837)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	12,159	4,481
Amortization of deferred compensation	-	159
Accounts receivable reserves	2,297	696
Amortization of prepaid royalties	2,368	592
Amortization of prepaid compensation	366	1,034
Realized loss on cost method long-term investments	3,142	-
Equity in net loss from unconsolidated subsidiary	2,438	-
Charge for acquired in-process technology	-	10,100
Amortization of goodwill and other intangibles	132,577	55,404
Restructuring charge, non cash	118,883	-
Changes in operating assets and liabilities:
Accounts receivable	46,505	(30,108)
Prepaids and other	1,787	(3,205)
Accounts payable and accrued liabilities	(12,515)	4,841
Unearned revenue and deferred maintenance	5,998	24,291
Income tax benefit from stock option exercises	-	13,131
Other noncurrent assets	(986)	(1,990)

Net cash (used for) provided by operating activities	(32,968)	34,589

Cash flows from investing activities:
Purchase of property and equipment	(47,510)	(17,168)
Purchase of long-term investments	(38,063)	(14,218)
Sales/maturity of long-term investments	62,107	-
Direct costs of purchase transaction, net of cash acquired	-	(4,428)
Cash acquired in purchase transaction	7,171	-
Purchase of short-term investments	(29,200)	(200,122)
Sales/maturity of short-term investments	50,786	55,607

Net cash provided by (used for) investing activities	5,291	(180,329)

Cash flows from financing activities:
Proceeds from issuance of common stock, net	12,694	15,539
Repayments of borrowings	(513)	(542)
Payments on capital lease obligations	-	(250)

Net cash provided by financing activities	12,181	14,747

Net decrease in cash and cash equivalents	(15,496)	(130,993)
Cash and cash equivalents at beginning of period	153,137	279,823

Cash and cash equivalents at end of period	$137,641	$148,830

Supplemental disclosures of cash flow information:
Cash paid for interest	$186	$283

Cash paid for income taxes	$1,162	$593

Non-cash investing and financing activities:
Long-term investment acquired in exchange for common stock	-	3,000
In connection with the acquisition of Interleaf, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	-	(822,609)
Liabilities assumed	-	28,576
Issuance of common stock	-	789,605

Cash paid for acquisition and acquisition costs	$-	$4,428
In connection with the acquisition of Keyeon, the following non-cash transaction occurred:
Fair value of assets acquired, excluding cash	(9,396)	-
Liabilities assumed	3,001	-
Issuance of common stock	13,566	-

Cash acquired in purchase transaction	$7,171	$-

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

             BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops and sells an integrated suite of packaged applications for conducting e–business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e–business application suite enables an entity to establish and sustain high–yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education and support services in more than 34 countries.

             The BroadVision e–business application suite allows businesses to tailor Web and wireless content to the needs and interests of individual users by personalizing content and transactions on a real–time basis.   The Company offers enterprise–class solutions to connect companies to their customers, suppliers, partners and employees. These solutions enable companies to maintain and expand existing relationships in an online environment via a single, integrated e–business platform.

             BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of the Company’s customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement the Company’s products and provide solutions that meet customers' unique business requirements. By using these services, customers are able to build customized application solutions to maximize the benefits of one–to–one relationship management and self–service.

             A significant element of the Company’s sales strategy is to engage in strategic business alliances to assist in marketing, selling and developing customer applications.

             As of June 30, 2001, the Company had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett–Packard Consulting, IBM Global Services, KPMG Consulting, Leapnet, PricewaterhouseCoopers and Roundarch.  The Company’s platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, the Company has developed key technology partnerships with leading Web– and wireless–focused companies in areas complementary to the Company’s solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance the Company’s ability to base products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as BEA Systems, Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

             The Company markets its products primarily through a direct sales organization with operations in North America, South America, Europe, Australia and Asia/Pacific.  A component of the Company’s strategy is continued expansion of international activities. The Company intends to broaden its presence in international markets by expanding its international sales force and by entering into additional distribution agreements. The Company also contracts with third–party resellers, distributors and systems integrators in North America, South America, Europe, Australia and Asia /Pacific. The Company intends to increase the use of this distribution channel.

             There has been a general downturn in the economy over the last several months.  This downturn may continue in the future and could have an impact on the Company’s future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  Based upon the current economic environment, the Company had adjusted its estimates of expected fiscal 2001 revenues.  The Company also announced a corporate-wide reorganization and reduction in force and incurred a charge in the second quarter of 2001 of approximately $123.5 million related to these actions and a consolidation of the Company’s facilities.  Included in this charge is approximately $26.6 million of asset impairments related to certain long-lived assets. Please see Note 7 of Notes to Condensed Consolidated Financial Statements.

Basis of Presentation and Use of Estimates

             The accompanying consolidated financial statements include the accounts of the Company. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10–Q and Article 10 of Regulation S–X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of June 30, 2001 and for the three and six months ended June 30, 2001 and 2000 are unaudited. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles. In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

             The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s Form 10–K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future interim periods.

             Reclassifications—Certain prior period balances have been reclassified to conform to the current period presentation.

             Revenue Recognition—The Company’s revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using the Company’s software. The Company’s revenue recognition policies are in accordance with Statement of Position ("SOP") 97–2, Software Revenue Recognition, as amended and SOP 98–9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non–cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post–contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple–element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

             The Company records unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

             The Company’s professional services are delivered through BVGS, which consists of consulting, customer support and BroadVision University.    These  groups provide consulting services, manage projects and client relationships, manage the needs of the Company’s partner community, provide training–related services to employees, customers and partners, and also provide software maintenance services, including technical support, to the Company’s customers and partners. Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period.

             Net Earnings (Loss) Per Share—Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share are calculated by dividing net income available to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares whereas diluted earnings per share include common equivalent shares, as determined under the treasury stock method.

             The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000

Net loss	$(242,842)	$(54,871)	$(347,987)	$(44,837)

Weighted average common shares outstanding utilized for basic loss per share	273,426	258,935	272,205	252,288

Weighted average common equivalent shares outstanding:
Employee common stock options	—	—	—	—
Common stock warrants	—	—	—	—

Total weighted average common and common equivalent shares outstanding utilized for diluted loss per share	273,426	258,935	272,205	252,288

Basic loss per share	$(0.89)	$(0.21)	$(1.28)	$(0.18)

Diluted loss per share	$(0.89)	$(0.21)	$(1.28)	$(0.18)

             11,940 and 15,116 potential common shares are excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2001, respectively, as the effect of such shares is anti-dilutive.  36,436 and 38,618 potential common shares are excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2000, respectively, as the effect of such shares is anti-dilutive.

             Foreign Currency Transactions—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Resulting foreign exchange gains and losses are included in the Condensed Consolidated Statements of Operations and, to date, have not been significant.

             Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, long-term investments, equity investments, accounts payable and debt.  The Company does not have any derivative financial instruments.  The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short term investments, accounts receivable and payable, and based on the current rates available to the Company on similar debt issues.  Additionally, the Company periodically evaluates the carrying value of all of its investments for permanent impairment when events and circumstances indicate that the book value of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.  The Company’s equity investments are comprised of investments in public and non-public technology-related companies.  The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.  During the three and six months ended June 30, 2001, the Company recorded $1.9 million and $3.1 million in impairment charges on its cost method long-term investments.  There were no such charges during the three and six months ended June 30, 2000.

             New Accounting Pronouncements—On June 29, 2001, the Financial Accounting  Standard Board (FASB) approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001;  intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold,  transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or  liability;  goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment annually using a fair value approach, except in certain circumstances,  and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment  reporting;  effective  January 1, 2002, existing goodwill will no longer be subject to amortization.  Goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization.

             Upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill, thereby eliminating annual goodwill amortization of approximately $256.2 million, based on anticipated amortization for 2002.  Amortization for the six months ended June 30, 2001 was $127.6 million.

Note 2.              Selective Balance Sheet Detail

             Property and equipment consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Furniture and fixtures	$7,284	$6,136
Computers and software	70,002	56,654
Leasehold improvements	66,747	34,465

	144,033	97,255
Less: accumulated depreciation and amortization	(58,320)	(20,570)

	$85,713	$76,685

             Accrued expenses consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Employee benefits	$4,384	$3,900
Commissions and bonuses	13,627	22,790
Sales and other taxes	7,576	11,439
Restructuring (See Note 7)	36,107	-
Other	12,110	15,547

	$73,804	$53,676

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2001	December 31, 2000

Restructuring (See Note 7)	$55,386	$-
Other	474	898

	$55,860	$898

Note 3.              Commercial Credit Facilities

             The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit that provides for up to $10.0 million of additional borrowings based on eligible accounts receivable. As of June 30, 2001 and December 31, 2000, outstanding term debt borrowings were approximately $4.4 million and $4.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (6.75% and 9.5% as of June 30, 2001 and December 31, 2000, respectively). Principal and interest are due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of June 30, 2001 and December 31, 2000, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2.4 million in the form of standby letters of credit were issued under its revolving line of credit facility as of June 30, 2001 and December 31, 2000, respectively. Commitments totaling $22.9 million in the form of standby letters of credit were also issued from separate financial institutions as of June 30, 2001. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and requires the Company to meet a financial covenant. Borrowings are collateralized by a security interest in substantially all of the Company’s owned assets.  As of June 30, 2001, the Company was not in compliance with its financial covenant due to its net operating loss for the three and six months then ended.  In August, 2001 this covenant was waived by the commercial lender.  Also in August, 2001 the Company has signed an amendment to the loan agreement which removes the financial covenant and requires the Company to maintain a $10.0 million deposit in the bank.  Additionally, no other advances will be made under the revolving line of credit.

Note 4.              Commitments

             The Company currently has $4.4 million of outstanding term debt under its existing credit facility with a commercial bank.  Capital expenditures were $47.5 million and $17.2 million for the six months ended June 30, 2001 and 2000, respectively.  The Company’s capital expenditures consisted of purchases of operating resources to manage its operations and consisted of computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements.  In February and April 2000, the Company entered into new facility lease agreements for approximately 519,000 square feet currently under construction.  Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million.  As of June 30, 2001, the Company had paid approximately $49 million for improvements to the facility.  The total estimated cost of improvements is approximately $52 million, but is subject to change.  The Company has no other significant capital commitments.  The Company has consolidated various facilities as part of its restructuring plan for the three and six months ended June 30, 2001.  Please refer to Note 7 for additional information regarding the restructuring and related asset impairment.

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

             The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value–added resellers (“VARs”) and application service providers (“ASPs”). In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide directly through its BroadVision Global Services organization and indirectly through distributors, VARs, ASPs and system integrators. The Company currently operates in three primary geographical territories: NASA, which includes North and South America; EMEA, which includes Europe, the Middle East and Africa; and Asia/Pacific/Japan “APJ”, which includes the Pacific Rim, the Far East and India. Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,

	2001	2000	2001	2000
Software licenses:
One–To–One Enterprise	$1,641	$8,031	$4,113	$13,735
One–To–One Packaged Solutions	19,388	48,817	60,056	83,827
Services	21,346	28,491	52,845	42,168
Maintenance	15,070	10,005	31,550	17,115

Total Revenues	$57,445	$95,344	$148,564	$156,845

Revenues:
NASA	$33,905	$64,028	$93,621	$111,313
EMEA	16,961	21,646	40,836	33,269
APJ	6,579	9,670	14,107	12,263

Total Company	$57,445	$95,344	$148,564	$156,845

	June 30, 2001	December 31, 2000
Identifiable assets:
NASA	$858,234	$1,102,343
EMEA	35,196	33,254
APJ	9,953	7,427

Total Company	$903,383	$1,143,024

             Prior periods have been restated to reflect changes in software license classifications.  During the three months ended June 30, 2001 and 2000 and during the six months ended June 31, 2000, no single customer accounted for more than 10% of the Company’s total revenues.  During the six months ended June 31, 2001, one customer accounted for more than 10% of the Company’s total revenues.

Note 6.              Acquisitions

Interleaf

             On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries (“Interleaf”) pursuant to a statutory merger involving a stock–for–stock exchange. Interleaf’s software products and related services enable automated electronic business, or e–business, and also enable the extension of e–business to wireless users. Interleaf provides customers with an integrated, easily implemented e–business solution based on extensible Markup Language, or XML, that enables the design, creation and management of XML–based content for transformation and delivery over the Web and related services. As a result of the acquisition, the Company will have the ability to combine technological resources to develop a robust Web–based business solution and reduce time to market for the combined Company’s products. Through the acquisition of all of the equity securities of Interleaf, BroadVision acquired all of the assets and assumed liabilities of Interleaf and its existing operations which included in–process technology. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 26, 2000, each outstanding share of Interleaf common stock was exchanged for 1.0395 shares of Company common stock and all options to purchase shares of Interleaf common stock outstanding immediately prior to the consummation of the merger were converted into options to purchase shares of Company common stock.

             The Company issued 14,391,991 shares of Company common stock with a fair market value of $686.9 million and exchanged options to purchase 2,338,342 shares of Company common stock with a fair market value of $102.7 million. The fair market value of the exchanged options to purchase 2,338,342 shares of Company common stock was valued using the Black–Scholes option–pricing model. In connection with the acquisition, the Company incurred transaction costs consisting primarily of financial advisor, legal and accounting professional fees of $14.8 million, severance costs of $1.0 million and office closure costs of $1.3 million, resulting in a total purchase price of $806.7 million. The results of operations of Interleaf have been included with the Company’s results of operations since the April 14, 2000 acquisition date.

             The acquisition was accounted for as a purchase business combination.  Under this accounting treatment, the purchase price is allocated to the assets acquired and liabilities assumed based on the estimated fair values on the date of acquisition.

             The total purchase price paid for the Interleaf acquisition was allocated as follows (in thousands):

Property and equipment	$2,896
Net liabilities assumed, excluding property and equipment	(1,041)
Identifiable intangible assets	28,910
In–process technology	10,100
Goodwill	765,805

Total	$806,670

             Based upon the Company’s estimates prepared in conjunction with a third–party valuation consultant, $10.1 million was allocated to acquired in–process technology and $28.9 million was allocated to intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million.

             At June 30, 2001, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $320.1 million. Goodwill amortization was $308.5 million and other intangible asset amortization was $11.6 million. The goodwill and other intangible assets are being amortized over a three–year period.

             The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six month period ended June 30, 2000 assuming Interleaf had been acquired at the beginning of the period presented (in thousands, except per share data):

For the six months ended June 30,
2000

Revenue	$170,508
Net loss	(120,121)
Basic and diluted net loss per share	$(0.47)

             The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for in–process technology have not been included in the unaudited pro forma results because they are nonrecurring. See Management’s Discussion and Analysis of Financial Condition and Results of Operations for more information concerning the acquisition of Interleaf.

             On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, formerly a wholly-owned subsidiary of the Company, which the Company added as part of the acquisition of Interleaf in April, 2000.  The Company recorded a loss on sale of assets of approximately $1.3 million which is included in other expense in the Condensed Consolidated Statements of Operations.

Keyeon

             On June 29, 2001, the Company completed its acquisition of Keyeon, LLC, formerly a joint venture in which the Company previously held an interest of approximately 36%.  As consideration for the acquisition, the Company issued 2,713,280 shares of its common stock to the other former participants in the joint venture to result in the Company owning 100% of the outstanding member interests  of Keyeon, LLC.  The acquisition was accounted for as a purchase.  The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition.  The preliminary purchase price allocation based on estimated fair values, was as follows (in thousands):

Purchase price, net of cash acquired	$6,395
Add: fair value of liabilities assumed	3,001

Total purchase consideration	9,396
Less: fair value allocated to acquired assets	7,388

Excess of purchase consideration over acquired assets and assumed liabilities	2,008
Excess allocated to:
Goodwill and other intangible assets	$2,008

             The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six month period ended June 30, 2001 assuming Keyeon had been acquired at the beginning of the period presented (in thousands, except per share data):

For the six months ended June 30,
2001

Revenue	$148,564
Net Loss	$(352,505)
Basic and diluted net loss per share	$(1.29)

             The six months ended June 30, 2000 is not presented as Keyeon did not commence operations until the fourth quarter of 2000.  The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

             The Company expects to amortize the goodwill and other intangible assets over its estimated life of three years through December 31, 2001.

Note 7.              Restructuring Charges and Asset Impairments

             During the second quarter of 2001, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $123.5 million was recorded in the second quarter to provide for these actions and other related items.  The Company recorded the low-end of a range of assumptions modeled for the restructuring charge, in accordance with SFAS No. 5, Accounting for Contingencies, which yielded a restructuring charge of $123.5 million.  The high-end of the range was estimated at approximately $137.2 million.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table summarizes charges recorded during the second quarter for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total
Restructuring charges	$5,070	$118,351	$52	$123,473
Cash charges	(3,757)	(814)	(19)	(4,590)
Non-cash charges	(527)	(26,563)	-	(27,090)

Reserve balances, June 30, 2001	$786	$90,974	$33	$91,793

The nature of the charges summarized above is as follows:

             Severance and benefits – The Company recorded a charge of approximately $5.1 million related to severance benefits to terminated employees in the United States and various international locations.  Approximately $3.8 million was paid out as of June 30, 2001 and $527,000 relates to non-cash charges.  The Company terminated approximately 418 employees in North and South America and approximately 77 employees throughout Europe and the Asia Pacific. Terminations occurred in all employee groups.

             Facilities/Excess Assets – The Company recorded a charge of approximately $118.4 million related to the consolidation of facilities and impairment of certain assets.  Included in this charge is approximately $26.6 million of asset impairments related to certain long-lived assets that were either abandoned during the quarter or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.  $25.7 million of the $26.6 million relates to assets associated with facilities consolidation and approximately $852,000 relates to other operating and capital assets.  Also included in the charge is approximately $91.8 million related to the consolidation of facilities and represents remaining lease commitments, net of expected sublease income.

             Other – The Company recorded a charge of approximately $52,000 for various incremental costs incurred as a direct result of the restructuring.

Note 8.              Stock Option Exchange Program

             On April 25, 2001, the Company announced a voluntary stock option exchange program, or Offer, for its employees and directors.  Under the program, Company employees had the opportunity, if they so chose, to cancel outstanding “underwater” stock options, which are options that have an exercise price that is higher than the price of the Company’s common stock on the date that the Offer expires, previously granted to them in exchange for an equal number of new options to be granted at a future date.  The Offer was open until 5:00 p.m., Pacific Daylight Time, on May 25, 2001.  The exercise price of these new options will be equal to the fair market value of the Company’s common stock on the date of grant, which will be November 27, 2001.  Acceptance of the Offer required a participant electing to exchange any underwater options to also exchange any other options granted to him or her during the six months before or after the Expiration Date.  The exchange program was designed to comply with Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.  Employees located in Sweden were not eligible to participate in this program.

Note 9.              Subsequent Events

             On July 25, 2001 the Company announced initial plans of additional cost controls, including an additional workforce reduction of approximately 15% to 20% of the Company’s approximately 1,500 employees as of June 30, 2001.  The Company also plans additional consolidation of various offices and expects to complete the plan by September 30, 2001.

Note 10.            Legal Proceedings

             On April 20, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed in the United States District Court for the Northern California District of California against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of the Company between January 26, 2001 and April 2, 2001. The complaints allege that the Company and the individual defendants violated federal securities laws in connection with the Company’s reporting of financial results during such period. The Company expects that all of the lawsuits will eventually be consolidated into a single action, as is customary in such cases. The Company believes that the lawsuits are without merit and it will defend itself vigorously.

             On June 7, 2001, Verity, Inc. filed suit in the United States District Court for the Northern California District of California against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and will defend itself vigorously.

Item 2.              Management’s Discussion and Analysis of Financial Condition and Results of Operations

             Except for the historical information contained herein, the following discussion contains forward–looking statements that involve risks and uncertainties. The Company’s actual results could differ significantly from those discussed herein. Factors that could cause or contribute to such differences include, but are not limited to, those discussed herein and in the Company’s annual report on Form 10–K and other documents filed with the Securities and Exchange Commission. Any such forward–looking statements speak only as of the date such statements are made.

Overview

             BroadVision, Inc. (collectively with its subsidiaries, the "Company", “us” or “we”) was incorporated in the state of Delaware on May 13, 1993. We develop and sell an integrated suite of packaged applications for conducting e–business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e–business application suite enables an entity to establish and sustain high–yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education and support services in more than 34 countries.

             The BroadVision e–business application suite allows businesses to tailor Web and wireless content to the needs and interests of individual users by personalizing content and transactions on a real–time basis.   We offer enterprise–class solutions to connect companies to their customers, suppliers, partners and employees. These solutions enable companies to maintain and expand existing relationships in an online environment via a single, integrated e–business platform.

             BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of our customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customers' unique business requirements. By using these services, customers are able to build customized application solutions to maximize the benefits of one–to–one relationship management and self–service.

             A significant element of our sales strategy is to engage in strategic business alliances to assist in marketing, selling and developing customer applications.

             As of June 30, 2001, we had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett–Packard Consulting, IBM Global Services, KPMG Consulting, Leapnet, PricewaterhouseCoopers and Roundarch.  Our platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, we have developed key technology partnerships with leading Web– and wireless–focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as BEA Systems, Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

             We market our products primarily through a direct sales organization with operations in North America, South America, Europe, Australia and Asia/Pacific.  A component of our strategy is continued expansion of international activities. We intend to broaden our presence in international markets by expanding our international sales force and by entering into additional distribution agreements. We also contract with third–party resellers, distributors and systems integrators in North America, South America, Europe, Australia and Asia /Pacific. We intend to increase the use of this distribution channel.

Recent Events

             On April 25, 2001, we announced a voluntary stock option exchange program, or Offer, for our employees and directors.  Under the program, our employees had the opportunity, if they so chose, to cancel outstanding “underwater” stock options, which are options that had an exercise price that was higher than the price of our common stock on the date that the Offer expired, previously granted to them in exchange for an equal number of new options to be granted at a future date.  The Offer was open until 5:00 p.m., Pacific Daylight Time, on May 25, 2001.  The exercise price of these new options will be equal to the fair market value of our common stock on the date of grant, which will be November 27, 2001.  Acceptance of the Offer required a participant electing to exchange any underwater options to also exchange any other options granted to him or her during the six months before or after the Expiration Date.  The exchange program was designed to comply with Financial Accounting Standards Board, or FASB, Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting.  Employees located in Sweden were not eligible to participate in this program.

             On April 30, 2001 and May 15, 2001, we entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, formerly a wholly-owned subsidiary of the Company, which we added as part of the acquisition of Interleaf in April, 2000.  We recorded a loss on sale of assets of approximately $1.3 million which is included in other expense in the Condensed Consolidated Statements of Operations.

             On June 29, 2001, we completed our acquisition of Keyeon, LLC, formerly a joint venture in which we previously held an interest of approximately 36%.  As consideration for the acquisition, we issued 2,713,280 shares of our common stock to the other former participants in the joint venture, which resulted in our owning 100% of the outstanding member interests in Keyeon, LLC.  The acquisition was accounted for as a purchase.  The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements from the date of acquisition.  See Note 6 of Notes to Condensed Consolidated Financial Statements for additional information.

             During the second quarter of 2001, we approved a restructuring plan to, among other things, reduce our workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of approximately $123.5 million was recorded in the second quarter to provide for these actions and other related items.  Included in the pre-tax charge of $123.5 million is $26.6 million for asset write-downs related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.  Please see Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

             There has been a general downturn in the economy over the last several months.  This downturn may continue in the future and could have an impact on our future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  Based upon the current economic environment, we had adjusted our estimates of expected fiscal 2001 revenues. We plan to implement additional cost controls, including an additional workforce reduction of approximately 15% to 20% of our approximately 1,500 employees as of June 30, 2001. We also plan additional consolidation of various offices and expect to complete implementation of the plan by September 30, 2001.

Results of Operations

Revenues

             Our revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using our software. Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97–2, Software Revenue Recognition, as amended and SOP 98–9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non–cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post–contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple–element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, post contract customer support, installation or training. The determination of fair value is based on objective evidence which is specific to us. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that we provide are not essential to the functionality of the software.

             We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

             Our professional services are delivered through BVGS, which consists of consulting, customer support and BroadVision University.  These groups provide consulting services, manage projects and client relationships, manage the needs of our partner community, provide training-related services to employee, customers and partners, and also provide software maintenance services, including technical support, to our customers and partners.   Revenue from consulting services is typically recognized as services are performed. Maintenance fees relating to technical support and upgrades are recognized ratably over the maintenance period.

Three and six months ended June 30, 2001 and June 30, 2000

             Total  revenues decreased 40% during the quarter ended June 30, 2001 to $57.4 million as compared to $95.3 million for the quarter ended June 30, 2000. Total revenues decreased 5% during the six months ended June 30, 2001 to $148.6 million as compared to $156.8 million for the six months ended June 30, 2000.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%

	(dollars in thousands)
Three Months Ended:

June 30, 2001
NASA	$9,574	46%	$24,331	67%	$33,905	59%
EMEA	8,116	39	8,845	24	16,961	30
APJ	3,339	15	3,240	9	6,579	11

Total	$21,029	100%	$36,416	100%	$57,445	100%

June 30, 2000
NASA	$34,368	60%	$29,660	77%	$64,028	67%
EMEA	14,819	26	6,827	18	21,646	23
APJ	7,661	14	2,009	5	9,670	10

Total	$56,848	100%	$38,496	100%	$95,344	100%

Six Months Ended:

June 30, 2001
NASA	$35,991	56%	$57,630	68%	$93,621	63%
EMEA	21,130	33	19,706	23	40,836	28
APJ	7,048	11	7,059	9	14,107	9

Total	$64,169	100%	$84,395	100%	$148,564	100%

June 30, 2000
NASA	$66,129	68%	$45,184	76%	$111,313	71%
EMEA	22,078	23	11,191	19	33,269	21
APJ	9,355	9	2,908	5	12,263	8

Total	$97,562	100%	$59,283	100%	$156,845	100%

             There has been a general economic decline during the past several months that may continue.  Therefore, financial comparisons discussed herein may not be indicative of future performance.

             Software license revenues decreased 63% during the current quarter ended June 30, 2001 to $21.0 million as compared to $56.8 million for the quarter ended June 30, 2000.   Software license revenues decreased 34% during the six months ended June 30, 2001 to $64.2 million as compared to $97.6 million for the six months ended June 30, 2000.  The decreases are attributable to an overall decline in the economy throughout the first half of 2001 in comparison to the same period of 2000.  Continued uncertainty surrounding the economic and information technology spending environment significantly affected our license revenue during the first half of 2001.  Software license revenues for our Enterprise applications decreased to $1.6 million for the quarter ended June 30, 2001 and $4.1 for the six months ended June 30, 2001 as compared to $8.0 million for the quarter ended June 30, 2000 and $13.7 million for the six months ended June 30, 2000.  Software license revenues for our packaged solutions decreased to $19.4 million and $60.1 million for the quarter ended and six months ended June 30, 2001, respectively, as compared to $48.8 million and $83.8 million for the quarter ended and six months ended June 30, 2000, respectively.   During the quarter ended June 30, 2001, we signed license agreements with 36 new customers as compared to 161 new customers for the quarter ended June 30, 2000.   During the six months ended June 30, 2001, we signed license agreements with 82 new customers as compared to 271 new customers for the six months ended June 30, 2000.  As of June 30, 2001, we had a total installed base of more than 1,250 accounts as compared to 1,169 accounts as of December 31, 2000 and 920 accounts as of June 30, 2000.

             Total services revenues decreased 5% during the current quarter ended June 30, 2001 to $36.4 million as compared to $38.5 million for the quarter ended June 30, 2000.  Total services revenues increased 42% during the six months ended June 30, 2001 to $84.4 million as compared to $59.3 million for the six months ended June 30, 2000. The decrease in services revenues for the three months ended June 30, 2001 is primarily a result of the continued decline in the overall economy and uncertainty surrounding the economic and information technology spending environment.

             The increase in professional services revenue for the six months ended June 30, 2001 is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $15.1 million for the quarter ended June 30, 2001 as compared to $10.0 million for the quarter ended June 30, 2000.  Maintenance related fees for technical support and product upgrades were $31.6 million for the six months ended June 30, 2001 as compared to $17.1 million for the six months ended June 30, 2000.  The increase in maintenance revenues is a result of license revenues as noted above and renewals of recurring maintenance.

Cost of Revenues

             Cost of license revenues include the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

             Cost of services consists primarily of employee–related costs, third–party consultant fees incurred on consulting projects, post–contract customer support and instructional training services.

             A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,

	2001	%	2000	%	2001	%	2000	%

	(dollars in thousands)
Cost of software licenses (1)	$2,655	13%	$1,563	3%	$4,895	8%	$3,626	4%
Cost of services (2)	30,005	82	30,282	79	67,373	80	45,956	78

Total cost of revenues (3)	$32,660	57%	$31,845	33%	$72,268	49%	$49,582	32%

             (1)         Percentage is calculated based on total software license revenues for the period indicated
             (2)         Percentage is calculated based on total services revenues for the period indicated
             (3)         Percentage is calculated based on total revenues for the period indicated

             Cost of software licenses increased 70% in absolute dollar terms during the current quarter ended June 30, 2001 to $2.7 million as compared to $1.6 million for the quarter ended June 30, 2000.  Cost of software licenses increased 35% during the six months ended June 30, 2001 to $4.9 million as compared to $3.6 million for the six months ended June 30, 2000.

             In absolute dollar terms, the increases in cost of software licenses were principally a result of a higher level of sales with associated royalties due with third party products.

             Cost of services decreased 1% during the current quarter ended June 30, 2001 to $30.0 million as compared to $30.3 million for the quarter ended June 30, 2000. Cost of services increased 47% during the six months ended June 30, 2001 to $67.4 million as compared to $46.0 million during the six months ended June 30, 2000.  The decrease in cost of services for the three months ended June 30, 2001 is primarily a result of a decrease in services related revenues for the same period. In absolute dollar terms, the increase in cost of services for the six months ended June 30, 2001 was a result of higher business volumes as evidenced by increased services revenues. Overall, costs increased as a result of opening new training and customer support facilities as well as additions to our professional services staff and the employment of outside consultants to meet short–term consulting demands. As a percentage of services revenue, the increase in cost of services is a result of hiring new employees within BVGS who do not generate revenue during their internal training period and an excess of staff throughout the first quarter which was subsequently reduced by the second quarter reduction in force.

Operating Expenses and Other Income, net

             Research and development expenses consist primarily of salaries, employee–related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, we have not capitalized any costs related to the development of software for external use.

             Sales and marketing expenses consist primarily of salaries, employee–related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as collateral materials, trade shows, public relations, advertising and creative services.

             General and administrative expenses consist primarily of salaries, employee–related benefit costs and professional service fees.

	Three Months Ended June 30,				Six Months Ended June 30,

	2001	% (1)	2000	% (1)	2001	% (1)	2000	% (1)

	(dollars in thousands)
Research and development	$20,616	36%	$9,706	10%	$47,587	32%	$15,465	10%
Sales and marketing	41,766	73	33,570	35	94,247	64	58,770	38
General and administrative	14,268	25	6,786	7	24,858	17	10,344	7
Goodwill and intangible amortization	66,297	115	55,351	58	132,577	89	55,404	35
Charge for acquired in–process technology	—	—	10,100	11	—	—	10,100	6
Restructuring charge	123,473	215	—	—	123,473	83	—	—

Total Operating Expenses	$266,420	464%	$115,513	121%	$422,742	285%	$150,083	96%

             (1)        Expressed as a percent of total revenues for the period indicated

             Research and development expenses increased 112% during the current quarter ended June 30, 2001 to $20.6 million as compared to $9.7 million for the quarter ended June 30, 2000.  Research and development expenses increased 208% during the six months ended June 30, 2001 to $47.6 million as compared to $15.5 million for the six months ended June 30, 2000.  The increase in research and development expenses is primarily attributable to increased personnel involved in the enhancement of existing applications and the development of our next generation of products.

             Sales and marketing expenses increased 24% during the current quarter ended June 30, 2001 to $41.8 million as compared to $33.6 million for the quarter ended June 30, 2000.  Sales and marketing expenses increased 60% during the six months ended June 30, 2001 to $94.2 million as compared to $58.8 million during the six months ended June 30, 2000.  The increases in sales and marketing expenses reflect the cost of increased sales and marketing personnel from additional hires and expenditures made to develop and expand sales distribution channels.

             General and administrative expenses increased 110% during the current quarter ended June 30, 2001 to $14.3 million as compared to $6.8 million for the quarter ended June 30, 2000.  General and administrative expenses increased 140% during the six months ended June 30, 2001 to $24.9 million as compared to $10.3 million during the six months ended June 30, 2000.  The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional fees, additional infrastructure to support the expansion of our operations and increases in the general reserves of our accounts receivable balance.

             We are attempting to reduce expenses in an effort to return to profitability during a period when revenues have been less than originally expected.  Therefore, operating costs may decline in the near future but there can be no assurance that such decline will be enough to return us to profitability.  Should revenues increase significantly, we would expect our expenses to increase commensurate with increases in revenues once we have reached an appropriate level of spending as a percentage of total revenues.

             Amortization of goodwill and other intangibles.As described in Note 6 in the Notes to the Condensed Consolidated Financial Statements above, we acquired Interleaf in the quarter ended June 30, 2000. We have accounted for the acquisition as a purchase business combination. As a result of this transaction, we had recorded goodwill and other intangible assets on the balance sheet of $794.7 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $66.2 million and $132.5 million for the quarter ended and the six months ended June 30, 2001, respectively.  As also reported in Note 6, we acquired Keyeon on June 29, 2001.  We have accounted for this acquisition as a purchase business combination.  As a result of this transaction, we had recorded goodwill and other intangible assets on the balance sheet of $2.0 million.  There has been no amortization of the goodwill and other intangible assets associated with the Keyeon transaction because the transaction was completed at the end of the second quarter.

             Restructuring.  During the second quarter of 2001, we approved a restructuring plan to, among other things, reduce our workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization.  We recorded a pre-tax charge of $123.5 million which included $26.6 million for asset write-downs related to the impairment of certain long-lived assets that were either abandoned during the quarter, or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.

             In connection with the restructuring plan, we expect to save approximately $40.0 million in salary expense over the next twelve months.  We expect facility related cash outlays associated with the restructuring charge to be approximately $35.5 million over the next twelve months.  Additionally, we expect sublease income associated with these facilities of approximately $3.7 million over the next twelve months. Please see Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

             Other (Expense) Income, net  Other (expense) income, net consists of interest income, interest expense and other non-operating expenses.  Other (expense) income, net decreased to ($876,000) for the three months ended June 30, 2001 as compared to $3.9 million during the three months ended June 30, 2000.  Other (expense) income, net decreased to ($379,000) for the six months ended June 30, 2001 as compared to $11.2 million for the six months ended June 30, 2000.  Interest income decreased approximately $900,000 to $3.0 million for the quarter ended June 30, 2001 as compared to $3.9 million for the quarter ended June 30, 2000 and interest income decreased $1.3 million to $6.6 million for the six months ended June 30, 2001 as compared to $7.9 million for the six months ended June 30, 2000 as a result of a decrease in overall cash and investments.  Losses on asset disposals increased approximately $1.4 million and $1.5 million for the three and six months ended June 30, 2001, respectively, as compared to the same periods in 2000.  This increase is primarily related to a loss of approximately $1.3 million on the sale of various computers and related equipment and furniture of E-Publishing Corporation, formerly our wholly owned subsidiary.  Gains on sales of investments increased $963,000 for the quarter ended June 30, 2001 as compared to the quarter ended June 30, 2000.  Gains on sales of investments decreased approximately $1.9 million during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000.  We also experienced an increase in equity in net losses from an unconsolidated subsidiary of $1.3 million for the quarter ended June 30, 2001 and $2.4 million for the six months ended June 30, 2001 and an increase in realized losses on cost-method investments of $1.9 million for the quarter ended June 30, 2001 and $3.1 million for the six months ended June 30, 2001.  Foreign currency exchange losses decreased approximately $526,000 during the three months ended June 30, 2001.  Foreign currency exchange losses increased approximately $552,000 during the six months ended June 30, 2001 as compared to the six months ended June 30, 2000. Other expense increased by approximately $805,000 and $814,000 for the three and six months ended June 30, 2001, respectively, as a result of various other items.

Income Taxes

             During the quarter ended June 30, 2001, we recognized tax expense of $331,000.   We recognized income tax expense of $1.2 million during the six months ended June 30, 2001.  The tax expense during both periods mainly relates to foreign withholding taxes and state income taxes.

Litigation Settlement

             On February 22, 2000, we reached a settlement agreement and entered into a license agreement with Art Technology Group, or ATG, in connection with the lawsuit filed by us on December 11, 1998 against ATG alleging infringement of our U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, we granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and we were paid $8.0 million by ATG at the effective date of the settlement and began to receive quarterly installment payments commencing on February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002) which will total $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2001	December 31, 2000

	(in thousands)
Cash, cash equivalents and liquid short–term investments	$186,106	$222,534

Long-term liquid investments	$53,138	$78,769

Working capital	$104,830	$215,831

Working capital ratio	1.7:1	2.7:1

             At June 30, 2001, we had $239.2 million of cash, cash equivalents and liquid short–term and long-term investments, which represents a decrease of $62.1 million as compared to December 31, 2000. We currently have $4.4 million of outstanding term debt under our existing credit facility with a commercial bank.

             Cash used for operating activities was $33.0 million for the six months ended June 30, 2001 and cash provided by operating activities was $34.6 million for the six months ended June 30, 2000. Net cash used for operating activities for the six months ended June 30, 2001 was primarily attributed to a decrease in accounts payable and accrued liabilities and increase in other noncurrent assets, the net loss for the period less non-cash charges and, all partially offset by a decrease in accounts receivable and prepaid expenses along with an increase in unearned revenue and deferred maintenance.  Cash provided by investing activities was $5.3 million for the six months ended June 30, 2001 and cash used for investing activities was $180.3 million for the six months ended June 30, 2000.  Cash provided by investing activities for the six months ended June 30, 2001 was primarily due to cash acquired in a purchase transaction of approximately $7.2 million, net sales/maturities of investments of approximately $45.6 million, partially offset by approximately $47.5 million in purchases of property and equipment.  Cash provided by financing activities was $12.2 million and $14.7 million for the six months ended June 30, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of common stock.

             Capital expenditures were $47.5 million and $17.2 million for the six months ended June 30, 2001 and 2000, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted of computer hardware and software, office furniture and fixtures and leasehold improvements.  In February and April 2000, we entered into new facility lease agreements for approximately 519,000 square feet currently under construction.  Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million.  As of June 30, 2001, we have paid approximately $49 million for improvements to the facility.  The total estimated cost of improvements is approximately $52 million , but is subject to change.

             In connection with the restructuring plan described in Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements, we expect to pay out approximately $786,000 of severance related costs and approximately $32,000 of other restructuring costs throughout the remainder of 2001.  We expect facility related cash outlays associated with the restructuring charge to be approximately $35.5 million over the next twelve months and an additional $150.6 million from July 1, 2002 through December 31, 2008.  Additionally, we expect sublease income associated with  these facilities of approximately $3.7 million over the next twelve months, and $102.3 million from July 1, 2002 through December 31, 2008.  The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations.

             We believe that our available cash and short–term investment resources, cash generated from operations and amounts available under our commercial credit facilities will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward–looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under “Factors Affecting Quarterly Operating Results” below and elsewhere herein. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

Factors That May Affect Future Operating Results

             We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10–K for the year ended December 31, 2000  and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

             Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, nonrenewal of service agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90–days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period–to–period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance.  It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

             Our success depends largely on the skills, experience and performance of key personnel.  If we lose one or more key personnel, our business could be harmed.  Our future success depends on our ability to continue attracting and retaining highly skilled personnel.  We may not be successful in attracting, assimilating and retaining qualified personnel in the future.

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

             There has been a general downturn in the economy.  We had revised our projected estimate of revenue range for fiscal 2001.  If the economic environment continues to decline, our future results may be significantly impacted.  We believe that the current economic decline has increased the average length of our sales cycle and our operating results could suffer and our stock price could decline if we do not achieve the level of revenues we expect.

Item 3.              Quantitative and Qualitative Disclosures about Market Risk

             We develop products in the United States and market our products throughout the world.  As a result, our financial results could be affected by factors such as changes in currency exchange rates or weak economic conditions in foreign markets.  The majority of our sales are made in United States dollars.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2001 or December 31, 2000. We invest in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. We do not expect any material loss with respect to the investment portfolio. Investments are carried at market value.  The following represents our investment portfolio as of June 30, 2001 by maturity:

(in thousands)	Year Ended December 31, 2001	Year Ended December 31, 2002	Year Ended December 31, 2003	Year Ended December 31, 2004	Year Ended December 31, 2005	Thereafter	Total

Cash equivalents	$52,302	$-	$-	$-	$-	$-	$52,302
Short-term investments	$18,276	$28,822	$-	$-	$-	$-	$47,098
Long-term investments	$-	$24,216	$17,994	$10,928	$-	$-	$53,138

Total investment Securities	$70,578	$53,038	$17,994	$10,928	$-	$-	$152,538

             Not included in the above are checking and money market accounts of $85.3 million of cash and cash equivalents, $1.4 million of short term marketable securities in common stock and $11.2 million in equity investments.

Equity Investments

             Equity investments consist of investments in non-public and publicly traded companies that are accounted for under either the cost method of accounting or the equity method of accounting.

             Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence.  These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or cost when such market values do not exist.  Adjustments to fair value are recorded as a component of other comprehensive (loss) income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the condensed consolidated statements of operations.  During the three and six months ended June 30, 2001, we recorded impairment charges related to cost-method equity investments of $1.9 million and $3.1 million, respectively.  There were no such charges during the three and six months ended June 30, 2000.

             Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence.  These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for our equity in net income (loss) of the equity investee.  Such adjustments are recorded as a component of other income, net.  Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs.  During the three and six months ended June 30, 2001 we recorded our share of our equity investee’s net loss of $1.3 million and $2.4 million, respectively.  There were no such charges during the three and six months ended June 30, 2000.

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

             On April 20, 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed in the United States District Court for the Northern California District of California against us and certain of our officers and directors.  In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased our securities between January 26, 2001 and April 2, 2001.  The complaints allege that the Company and the individual defendants violated federal securities laws in connection with our reporting of financial results during such period.  We expect that all of the lawsuits will eventually be consolidated into a single action, as is customary in such cases.  We believe that the lawsuits are without merit and we will defend ourselves vigorously.

             On June 7, 2001, Verity, Inc. filed suit in the United States District Court for the Northern California District of California against us alleging copyright infringement, breach of contract, unfair competition and other claims.  We have answered the complaint denying all allegations and will defend ourselves vigorously.

Item 2.              Changes in Securities and Use of Proceeds

             Not applicable.

Item 3.              Defaults Upon Senior Securities

             Not applicable.

Item 4.              Submission of Matters to a Vote of Security Holders

(a)	The Annual Meeting of Stockholders of the Company was held on May 24, 2001.
(b)	Pehong Chen, David Anderson, Koh Boon Hwee, Todd Garrett, Klaus Luft and Carl Pascarella were elected as Directors.
(c)	The matters voted upon and the voting of stockholders with respect thereto are as follows:

i.           The election of Directors:
	For	Withheld

Pehong Chen	198,717,316	1,415,218
David Anderson	198,836,461	1,296,073
Koh Boon Hwee	198,770,021	1,362,513
Todd Garrett	198,778,978	1,353,556
Klaus Luft	198,831,381	1,301,153
Carl Pascarella	198,826,994	1,305,540

ii.          To approve the Company’s Equity Incentive Plan, as amended, to increase the number of shares of common stock authorized for issuance thereunder by 12,000,000 shares:
For:	166,332,928	Against:	32,877,282
Abstain:	922,324	Not Voted:

iii.         To approve the Company’s Employee Stock Purchase Plan, as amended, to increase the number of shares of common stock authorized for issuance thereunder by 1,500,000 shares:
For:	196,620,569	Against:	2,621,904
Abstain:	890,061	Not Voted:

iv.         To ratify the appointment of Arthur Andersen LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2001:
For:	198,717,154	Against:	576,057
Abstain:	839,321	Not Voted:	2

Item 5.              Other Information

             Not applicable.

Item 6.              Exhibits and Reports on Form 8-K

(a)	Exhibits

		Exhibits	Description

		3.1	Amended and Restated Certificate of Incorporation. (1)
		3.2	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2000. (2)
		3.3	Amended and restated Bylaws. (1)
		3.4	Independent Software Vendor Agreement between IONA Technologies, PLC and the Company, dated June 26, 1998 (as amended). (3)
		4.1	References are hereby made to Exhibits 3.1 to 3.2. (1)

	(1)	Incorporated by reference to the Company’s Proxy Statement filed on September 13, 1999.
	(2)	Incorporated by reference to the Company’s 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.
	(3)	Certain portions have been deleted pursuant to a confidential treatment request.
(b)	Reports on Form 8–K

A current report on Form 8-K was filed with the Securities and Exchange Commission by the Company on April 20, 2001,  reporting that several purported class action lawsuits had been filed  against the Company and certain of its officers and directors.

SIGNATURES

             Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.
Date:	August 14, 2001	By:	/s/ Pehong Chen

Pehong Chen Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2001	By:	/s/ Terence A. Davis

Terence A. Davis Corporate Treasurer, Interim Chief Financial Officer (Principal Financial and Accounting Officer)