Form 10-Q
period 2001-09-30
BROADVISION INC
filed 2001-11-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2001

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 9, 2001 there were 284,042,106 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2001

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
ASSETS
Cash and cash equivalents	$123,703	$153,137
Short-term investments	65,879	69,397
Accounts receivable, less reserves of $8,593 and $4,015 for 2001 and 2000, respectively	34,988	104,811
Prepaids and other	15,397	17,417
Total current assets	239,967	344,762

Property and equipment, net	80,464	76,685
Deferred tax asset	5,579	5,579
Long-term investments	32,581	78,769
Equity investments	9,329	23,786
Goodwill and other intangibles	74,305	607,501
Other assets	7,394	5,942
Total assets	$449,619	$1,143,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,696	$15,711
Accrued expenses	69,640	53,676
Unearned revenue	22,470	16,330
Deferred maintenance	29,015	42,237
Current portion of long-term debt	977	977
Total current liabilities	133,798	128,931

Long-term debt, net of current portion	3,166	3,897
Other noncurrent liabilities	55,107	898
Total liabilities	192,071	133,726

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000 shares authorized; 283,888 and 270,066 shares issued and outstanding for 2001 and 2000, respectively	28	27
Additional paid-in capital	1,205,842	1,176,042
Accumulated other comprehensive loss, net of tax	(8,491)	(4,348)
Accumulated deficit	(939,831)	(162,423)
Total stockholders’ equity	257,548	1,009,298
Total liabilities and stockholders’ equity	$449,619	$1,143,024

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Revenues:
Software licenses	$19,673	$72,351	$83,842	$169,913
Services	31,557	47,843	115,952	107,126
Total revenues	51,230	120,194	199,794	277,039
Cost of revenues:
Cost of software licenses	1,713	1,395	6,608	5,021
Cost of services	14,636	34,015	82,009	79,971
Total cost of revenues	16,349	35,410	88,617	84,992
Gross profit	34,881	84,784	111,177	192,047
Operating expenses:
Research and development	16,230	14,988	63,817	30,453
Sales and marketing	25,895	43,799	120,142	102,569
General and administrative	10,849	8,198	35,707	18,595
Goodwill and intangible amortization	66,493	66,308	199,070	121,659
Charge for acquired in-process technology	-	-	-	10,100
Restructuring charge	9,847	-	133,320	-
Impairment of goodwill and other intangibles	336,379	-	336,379	-
Total operating expenses	465,693	133,293	888,435	283,376
Operating loss	(430,812)	(48,509)	(777,258)	(91,329)
Other income, net	1,797	4,318	1,418	15,505
Loss before provision for income taxes	(429,015)	(44,191)	(775,840)	(75,824)
Provision for income taxes	406	8,565	1,568	21,769
Net loss	$(429,421)	$(52,756)	$(777,408)	$(97,593)
Basic and diluted net loss per share	$(1.54)	$(0.20)	$(2.83)	$(0.38)
Shares used in computing:
Basic and diluted net loss per share	278,464	266,368	274,343	257,254
Comprehensive loss:
Net loss	$(429,421)	$(52,756)	$(777,408)	$(97,593)
Other comprehensive loss, net of tax: Unrealized investment losses	(358)	(5,160)	(4,143)	(26,070)
Total comprehensive loss	$(429,779)	$(57,916)	$(781,551)	$(123,663)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2001	2000
	(unaudited)
Cash flows from operating activities:
Net loss	$(777,408)	$(97,593)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	19,238	7,347
Amortization of deferred compensation	-	226
Accounts receivable reserves	4,578	1,359
Amortization of prepaid royalties	2,763	996
Amortization of prepaid compensation	512	1,456
Realized loss on cost method long-term investments	3,979	-
Equity in net loss from unconsolidated subsidiary	2,438	-
Charge for acquired in-process technology	-	10,100
Amortization of goodwill and other intangibles	199,070	121,659
Stock-based compensation charge	350	-
Restructuring charge, non cash	121,547	-
Loss on sale of assets	1,147	-
Impairment of goodwill and other intangibles	336,379	-
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	65,046	(56,470)
Prepaids and other	8,563	(7,510)
Accounts payable and accrued expenses	(29,028)	21,675
Unearned revenue and deferred maintenance	(7,057)	23,620
Income tax benefit from stock option exercises	-	21,079
Other noncurrent assets	(2,258)	(2,838)
Net cash (used for) provided by operating activities	(50,141)	45,106
Cash flows from investing activities:
Purchase of property and equipment	(50,304)	(29,934)
Purchase of long-term investments	(39,573)	(76,033)
Sales/maturity of long-term investments	84,299	-
Direct costs of purchase transaction, net of cash acquired	-	(6,039)
Cash acquired in purchase transaction	7,171	-
Purchase of short-term investments	(95,853)	(175,947)
Sales/maturity of short-term investments	100,367	92,956
Net cash provided by (used for) investing activities	6,107	(194,997)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,331	27,757
Repayments of borrowings	(731)	(1,018)
Payments on capital lease obligations	-	(270)
Net cash provided by financing activities	14,600	26,469
Net decrease in cash and cash equivalents	(29,434)	(123,422)
Cash and cash equivalents at beginning of period	153,137	279,823
Cash and cash equivalents at end of period	$123,703	$156,401
Supplemental disclosures of cash flow information:
Cash paid for interest	$347	$422
Cash paid for income taxes	$1,568	$1,165

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, “BroadVision” or "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops and sells an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education and support services.

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

As of September 30, 2001, the Company had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett-Packard Consulting, IBM Global Services, KPMG Consulting, PricewaterhouseCoopers and Roundarch.  The Company’s platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, the Company has developed key technology partnerships with leading Web- and wireless-focused companies in areas complementary to the Company’s solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance the Company’s ability to base products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as BEA Systems, Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

The Company markets its products primarily through a direct sales organization with operations in North America, South America, Europe and Asia/Pacific. The Company also contracts with third-party resellers, distributors and systems integrators in North America, South America, Europe and Asia/Pacific. The Company intends to increase the use of this distribution channel.

There has been a general downturn in the economy since the beginning of 2001.  This downturn may continue in the future and has and could continue to have an impact on the Company’s future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  The Company announced a corporate-wide reorganization and reduction in force and incurred a charge in the third quarter of 2001 of approximately $9.8 million and approximately $123.5 million in the second quarter of 2001, related to these actions and a consolidation of the Company’s facilities.  Please see Note 7 of Notes to Condensed Consolidated Financial Statements.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. They have been prepared in accordance with the established guidelines for interim financial information as provided by the instructions to Form 10-Q and Article 10 of Regulation S-X. All significant intercompany transactions have been eliminated in consolidation. The financial results and related information as of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000 are unaudited. The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with accounting principles generally accepted in the United States. In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations, and cash flows for the periods indicated. The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from estimates.

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

Revenue Recognition—The Company’s revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using the Company’s software. The Company’s revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, PCS, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

In December 1999 the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, “Revenue Recognition in Financial Statements.” SAB No. 101 provides guidance for revenue recognition under certain circumstances. SAB No. 101 became effective in the quarter beginning October 1, 2000. The adoption of SAB No. 101 did not have a material impact on the Company’s results of operations, financial position or cash flows.

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

The Company’s professional services are delivered through BVGS, which consists of consulting, customer support and training.  These groups provide consulting services, manage projects and client relationships, manage the needs of the Company’s partner community, provide training-related services to employees, customers and partners, and also provide software maintenance services, including technical support, to the Company’s customers and partners.

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

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(429,421)	$(52,756)	$(777,408)	$(97,593)
Weighted average common shares outstanding utilized for basic and diluted net loss per share	278,464	266,368	274,343	257,254
Basic and diluted net loss per share	$(1.54)	$(0.20)	$(2.83)	$(0.38)

6,766 and 12,328 potential common shares are excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2001, respectively, as the effect of such shares is anti-dilutive.  32,687 and 36,627 potential common shares are excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2000, respectively, as the effect of such shares is anti-dilutive.

Foreign Currency Transactions—The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Resulting foreign exchange gains and losses are included in the Condensed Consolidated Statements of Operations and, to date, have not been significant.

Impairment of Long-Lived Assets—The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121, “Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of.”  The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 17, “Intangible Assets.”  An impairment review is performed whenever events or changes in circumstances indicate that the carrying value may not be recoverable.  Factors the Company considers important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected future operating results, significant changes in the manner of use of the acquired assets or the strategy for the Company’s overall business, significant negative industry or economic trends, a significant decline in the Company’s stock price for a sustained period and the Company’s market capitalization relative to net book value.  When the Company determines that the carrying value of goodwill or other intangible assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flow method using a discount rate commensurate with the risk inherent in its current business model.

Fair Value of Financial Instruments—The Company’s financial instruments consist of cash and cash equivalents, short-term investments, accounts receivable, long-term investments, equity investments, accounts payable and debt.  The Company does not have any derivative financial instruments.  The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to the Company on similar debt issues.  Additionally, the Company periodically evaluates the carrying value of all of its investments for permanent impairment when events and circumstances indicate that the book value of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.  The Company’s equity investments are comprised of investments in public and non-public technology-related companies.  The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.  During the three and nine months ended September 30, 2001, respectively, the Company recorded $837,000 and $4.0 million in impairment charges on its cost method long-term investments.  There were no such charges during the three and nine months ended September 30, 2000.

New Accounting Pronouncements— On June 29, 2001, the Financial Accounting Standard Board (“FASB”) approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives except assembled workforce which, pursuant to SFAS No. 141, will not be recognized as an intangible asset apart from goodwill; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment  reporting;  effective  January 1, 2002, existing goodwill will no longer be subject to amortization.  Goodwill arising between July 1, 2001 and December 31, 2001 will not be subject to amortization.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill and, thereby eliminating annual goodwill amortization of approximately $43.2 million, based on anticipated amortization for 2002.  Amortization for the nine months ended September 30, 2001 was $191.8 million.  Additionally, upon adoption of SFAS No. 141 and 142, the Company will no longer amortize its non-technology based intangible asset, or assembled workforce, thereby eliminating annual amortization of approximately $2.2 million based on anticipated amortization for 2002.  Amortization for the non technology based intangible asset was $2.1 million for the nine months ended September 30, 2001.  During the third quarter of 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition which closed on April 14, 2000.  Please see Note 8 for additional information.

Note 2.           Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Furniture and fixtures	$10,982	$6,136
Computers and software	67,020	56,654
Leasehold improvements	41,280	34,465
	119,282	97,255
Less accumulated depreciation and amortization	(38,818)	(20,570)
	$80,464	$76,685

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Employee benefits	$4,431	$3,900
Commissions and bonuses	6,593	22,790
Sales and other taxes	7,015	11,439
Restructuring (See Note 7)	40,503	-
Other	11,098	15,547
	$69,640	$53,676

Other noncurrent liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Restructuring (See Note 7)	$54,107	$-
Other	1,000	898
	$55,107	$898

Note 3.           Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. As of September 30, 2001 and December 31, 2000, outstanding term debt borrowings were approximately $4.1 million and $4.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (6.0% and 9.5% as of September 30, 2001 and December 31, 2000, respectively). Principal and interest are due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of September 30, 2001 and December 31, 2000, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2.4 million in the form of standby letters of credit were issued under its revolving line of credit facility as of September 30, 2001 and December 31, 2000. Commitments totaling $22.7 million in the form of standby letters of credit were also issued from separate financial institutions as of September 30, 2001. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and required the Company to meet a financial covenant. Borrowings are collateralized by a security interest in substantially all of the Company’s owned assets.  In August 2001 the Company signed an amendment to the loan agreement which removes the financial covenant and requires the Company to maintain a $10.0 million deposit in the bank.  No other advances will be available under the revolving line of credit.

Note 4.           Commitments

The Company currently has $4.1 million of outstanding term debt under its existing credit facility with a commercial bank.  Capital expenditures were $50.3 million and $29.9 million for the nine months ended September 30, 2001 and 2000, respectively.  The Company’s capital expenditures consisted of purchases of operating resources to manage its operations and included computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements.  In February and April 2000, the Company entered into new facility lease agreements for approximately 519,000 square feet.  Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million, payable through the third quarter of 2013.  Portions of these lease payments, along with expected sublease income, have been recorded as part of the Company’s restructuring change recorded during the second quarter of 2001.  The Company has no other significant capital commitments.  The Company has consolidated various facilities as part of its restructuring plan for the three and nine months ended September 30, 2001.  Please refer to Note 7 for additional information.

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2001	2000	2001	2000
Software licenses:
One-To-One Enterprise	$1,766	$7,941	$5,879	$21,676
One-To-One Packaged Solutions	17,907	64,410	77,963	148,237
Services	16,339	35,054	69,184	77,223
Maintenance	15,218	12,789	46,768	29,903
Total Revenues	$51,230	$120,194	$199,794	$277,039
Revenues:
NASA	$27,358	$79,607	$120,978	$190,920
EMEA	18,253	30,921	59,089	64,190
APJ	5,619	9,666	19,727	21,929
Total Company	$51,230	$120,194	$199,794	$277,039

	September 30, 2001 (unaudited)	December 31, 2000
Identifiable assets:
NASA	$401,961	$1,102,343
EMEA	36,305	33,254
APJ	11,353	7,427
Total Company	$449,619	$1,143,024

During the three and nine months ended September 30, 2001 and 2000, no single customer accounted for more than 10% of the Company’s total revenues.

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

The Company issued 14,391,991 shares of Company common stock with a fair market value of $686.9 million and exchanged options to purchase 2,338,342 shares of Company common stock with a fair market value of $102.7 million. The fair market value of the exchanged options to purchase 2,338,342 shares of Company common stock was calculated using the Black-Scholes option-pricing model. In connection with the acquisition, the Company incurred transaction costs consisting primarily of financial advisor, legal and accounting professional fees of $14.8 million, severance costs of $1.0 million and office closure costs of $1.3 million, resulting in a total purchase price of $806.7 million. The results of operations of Interleaf have been included with the Company’s results of operations since the April 14, 2000 acquisition date.

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

At September 30, 2001, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $386.3 million.  Goodwill amortization was $372.3 million and other intangible asset amortization was $14.0 million. The goodwill and other intangible assets are being amortized over a three-year period.

During the third quarter of 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets recorded as part of the Company’s various acquisitions, primarily the Interleaf acquisition.  See Note 8 for additional information.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month period ended September 30, 2000 assuming Interleaf had been acquired at the beginning of the period presented (in thousands, except per share data):

For the nine months ended September 30,
2000
Revenue	$290,702
Net loss	(172,584)
Basic and diluted net loss per share	$(0.65)

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

On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, formerly a wholly-owned subsidiary of the Company, which the Company acquired as part of the acquisition of Interleaf in April 2000.  The Company recorded a loss on sale of assets of approximately $1.3 million which is included in other expense in the Condensed Consolidated Statements of Operations.

Keyeon

On June 29, 2001, the Company completed its acquisition of Keyeon, LLC, formerly a joint venture in which the Company previously held an interest of approximately 36%.  As consideration for the acquisition, the Company issued 2,713,280 shares of its common stock valued at $13.6 million to the other former participants in the joint venture which resulted in the Company owning 100% of the outstanding shares of Keyeon, LLC.  The acquisition was accounted for as a purchase.  The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition.  The preliminary purchase price allocation is as follows (in thousands):

Purchase price, net of cash acquired	$6,395
Add: fair value of liabilities assumed	3,199
Total purchase consideration	9,594
Less: fair value allocated to acquired assets	7,388
Excess of purchase consideration over acquired assets and assumed liabilities	2,206
Excess allocated to:
Goodwill	$2,206

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month period ended September 30, 2001 assuming Keyeon had been acquired at the beginning of the period presented (in thousands, except per share data):

For the nine months ended September 30, 2001
Revenue	$199,794
Net loss	(781,959)
Basic and diluted net loss per share	$(2.85)

The nine months ended September 30, 2000 is not presented as Keyeon did not commence operations until the fourth quarter of 2000.  The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

Note 7.           Restructuring Charges and Asset Impairments

During the third quarter and second quarter of 2001, the Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $9.8 million was recorded in the third quarter of 2001 and a pre-tax charge of $123.5 million was recorded in the second quarter of 2001 to provide for these actions and other related items.  The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, “Accounting for Contingencies.”  The high-end of the range was estimated at approximately $11.1 million for the third quarter charge and $137.2 million for the second quarter charge.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table summarizes charges recorded during the second quarter and third quarter of 2001 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total
Restructuring charges, quarter ended June 30, 2001	$5,070	$118,351	$52	$123,473
Cash payments	(3,757)	(814)	(19)	(4,590)
Non-cash portion	(527)	(26,563)	-	(27,090)
Reserve balances, June 30, 2001	$786	$90,974	$33	$91,793
Restructuring charges, quarter ended September 30, 2001	1,906	7,818	123	9,847
Cash payments	(2,044)	(5,048)	(91)	(7,183)
Non-cash portion	(30)	183	-	153
Reserve balances, September 30, 2001	$618	$93,927	$65	$94,610

The nature of the charges summarized above is as follows:

Severance and benefits – During the third quarter and second quarter of 2001, the Company recorded charges of approximately $1.9 million and $5.1 million, respectively, related to severance benefits to terminated employees in the United States and various international locations.  Approximately $5.8 million was paid out as of September 30, 2001 and $557,000 relates to non-cash compensation.  The Company terminated approximately 539 employees in North and South America and approximately 147 employees throughout Europe and the Asia Pacific during the second and third quarters of 2001.

Facilities/Excess Assets – The Company recorded a charge of approximately $7.8 million and $118.4 million during the third quarter and second quarter of  2001, respectively, related to the consolidation of facilities and impairment of certain assets.  Included in these charges are approximately $26.4 million of asset impairments related to certain long-lived assets that were either abandoned during the quarter or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.  $25.5 million of the $26.4 million relates to assets associated with facilities consolidation and approximately $852,000 relates to other operating and capital assets.  The remainder of the charges related to the consolidation of facilities and represents remaining lease commitments, net of expected sublease income.

Other – The Company recorded a charge of approximately $123,000 and $52,000 during the third quarter and second quarter of 2001, respectively, for various incremental costs incurred as a direct result of the restructuring.

Note 8.           Impairment of Goodwill and Other Intangible Assets

The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121.  The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of APB Opinion No. 17.    Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

As part of its review of its third quarter financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its various acquisitions.  The impairment assessment was performed primarily due to the significant decline in the Company’s stock price, the net book value of assets significantly exceeding the Company’s market capitalization and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rate. Also, current economic indicators indicate that this trend may continue for an indefinite period.  As a result, the Company recorded a $336.4 million impairment charge in the third quarter of 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with the Company’s acquisitions, primarily the Interleaf acquisition, to their estimated fair value.  To determine other than temporary impairment for identifiable intangibles, the sum of the undiscounted cash flows was compared to the current carrying value.  If the undiscounted cash flows were greater than or equal to the current carrying value the asset is deemed not to be impaired. If the undiscounted cash flows are less than the current carrying value then the asset is deemed impaired. A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121. To determine the impairment loss for goodwill, the Company determined the fair value using a business enterprise methodology which includes a terminal value assigned to the entity. This value is then compared to the carrying value, and if less, the difference represents the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management's best estimates.  It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term, resulting in the need to further write-down the goodwill and other long-lived assets.  In addition, it is reasonably possible that we may have additional reductions in goodwill if our market capitalization is less than our net assets in future periods.

Note 9.           Subsequent Events

On October 24, 2001 the Company announced initial plans of an additional reduction of the Company’s workforce to occur during the fourth quarter of 2001.

Note 10.         Legal Proceedings

On April 20, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed  against the Company and certain of its officers and directors.  In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of the Company between January 26, 2001 and April 2, 2001.  The complaints allege that the Company and the individual defendants violated federal securities laws in connection with the Company’s reporting of financial results during such period.  The  lawsuits have been consolidated into a single action, as is customary in such cases.  On November 5, 2001, the Company and the individual defendants filed motions to dismiss the consolidated complaint.  The Company believes that the lawsuits are without merit and continues to  defend itself vigorously.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims.  The Company has answered the complaint denying all allegations and is defending itself vigorously.

In the Company’s opinion, these legal matters are not likely to have a material adverse effect on the Company’s result of operations or financial position.

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

Overview

BroadVision, Inc. (collectively with its subsidiaries, “BroadVision”, the "Company", “us” or “we”) was incorporated in the state of Delaware on May 13, 1993. We develop and sell an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision's customers through consulting, education, and support services.

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

As of September 30, 2001, we had developed key strategic business alliances with over 200 systems integration, design, consulting and other services organizations throughout the world, including Accenture, Deloitte Consulting, Hewlett-Packard Consulting, IBM Global Services, KPMG Consulting, PricewaterhouseCoopers and Roundarch.  Our platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, we have developed key technology partnerships with leading Web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base products on industry standards and to take advantage of current and emerging technologies. These alliances now include companies such as BEA Systems, Broadbase, Documentum, E.Piphany, Genesys, i2, Interwoven, Nuance, Tibco, WebMethods and Yantra.

We market our products primarily through a direct sales organization with operations in North America, South America, Europe and Asia/Pacific. We also contract with third-party resellers, distributors and systems integrators in North America, South America, Europe and Asia /Pacific. We intend to increase the use of this distribution channel.

Recent Events

During the third quarter of 2001, based on a variety of factors and methodology as discussed in Note 8, the Company recorded an impairment charge related to goodwill and other intangible assets recorded primarily as a result of the Interleaf acquisition on April 14, 2000.  The Company recorded an impairment charge of $336.4 million during the three months ended September 30, 2001.

During the third quarter of 2001, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $9.8 million was recorded in the third quarter to provide for these actions and other related items.  Please see Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

There has been a general downturn in the economy, our industry and our business, since the beginning of 2001.  This downturn may continue in the future and has had and could continue to have an impact on our future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.

Results of Operations

Revenues

Our revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer's website. Deployment licenses are generally based on the number of persons who register on a customer's website using our software. Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, PCS, installation or training. The determination of fair value is based on objective evidence which is specific to us. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that we provide are not essential to the functionality of the software.

In December 1999, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 101, "Revenue Recognition in Financial Statements." SAB No. 101 provides guidance for revenue recognition under certain circumstances. SAB No. 101 became effective in the quarter beginning October 1, 2000. The adoption of SAB No. 101 did not have a material impact on our results of operations, financial position or cash flows.

We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Our professional services are delivered through BVGS, which consists of consulting, customer support and training.  These groups provide consulting services, manage projects and client relationships, manage the needs of our partner community, provide training-related services to employee, customers and partners, and also provide software maintenance services, including technical support, to the Company’s customers and partners.

Three and nine months ended September 30, 2001 and September 30, 2000

Total  revenues decreased 57% during the quarter ended September 30, 2001 to $51.2 million as compared to $120.2 million for the quarter ended September 30, 2000. Total revenues decreased 28% during the nine months ended September 30, 2001 to $199.8 million as compared to $277.0 million for the nine months ended September 30, 2000.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:
September 30, 2001
NASA	$7,498	38%	$19,860	63%	$27,358	53%
EMEA	8,857	45	9,396	30	18,253	36
APJ	3,318	17	2,301	7	5,619	11
Total	$19,673	100%	$31,557	100%	$51,230	100%
September 30, 2000
NASA	$42,005	58%	$37,602	78%	$79,607	66%
EMEA	22,840	32	8,081	17	30,921	26
APJ	7,506	10	2,160	5	9,666	8
Total	$72,351	100%	$47,843	100%	$120,194	100%
Nine Months Ended:
September 30, 2001
NASA	$43,489	52%	$77,489	67%	$120,978	61%
EMEA	29,987	36	29,102	25	59,089	30
APJ	10,366	12	9,361	8	19,727	9
Total	$83,842	100%	$115,952	100%	$199,794	100%
September 30, 2000
NASA	$108,134	64%	$82,786	77%	$190,920	69%
EMEA	44,918	26	19,272	18	64,190	23
APJ	16,861	10	5,068	5	21,929	8
Total	$169,913	100%	$107,126	100%	$277,039	100%

There has been a general economic decline since the beginning of 2001 that may continue.  Therefore, financial comparisons discussed herein may not be indicative of future performance.

Software  license revenues decreased 73% during the current quarter ended September 30, 2001 to $19.7 million as compared to $72.4 million for the quarter ended September 30, 2000.   Software license revenues decreased 51% during the nine months ended September 30, 2001 to $83.8 million as compared to $169.9 million for the nine months ended September 30, 2000.  The decreases are attributable to an overall decline in the economy throughout the first three quarters of 2001 in comparison to the same period of 2000.  Continued economic uncertainty surrounding the economic and information technology spending environment significantly affected our license revenue during the first three quarters of 2001.  Software license revenues for our Enterprise applications decreased to $1.8 million for the quarter ended September 30, 2001 and $5.9 for the nine months ended September 30, 2001 as compared to $7.9 million for the quarter ended September 30, 2000 and $21.7 million for the nine months ended September 30, 2000.  Software license revenues for our packaged solutions decreased to $17.9 million and $78.0 million for the quarter ended and nine months ended September 30, 2001, respectively, as compared to $64.4 million and $148.2 million for the quarter ended and nine months ended September 30, 2000, respectively.   During the quarter ended September 30, 2001, we signed license agreements with 33 new customers as compared to 142 new customers for the quarter ended September 30, 2000.   During the nine months ended September 30, 2001, we signed license agreements with 115 new customers as compared to 413 new customers for the nine months ended September 30, 2000.  As of September 30, 2001, we had a total installed base of more than 1,280 accounts as compared to 1,169 accounts as of December 31, 2000 and 1,062 accounts as of September 30, 2000.

Total services revenues decreased 34% during the current quarter ended September 30, 2001 to $31.6 million as compared to $47.8 million for the quarter ended September 30, 2000.  Total services revenues increased 8% during the nine months ended September 30, 2001 to $116.0 million as compared to $107.1 million for the nine months ended September 30, 2000.

The decrease in professional services revenue during the third quarter of 2001 is a result of decreased business volume associated with decreased software license revenues over the past three quarters and an overall decline in the economy.  The increase in professional services revenue during the nine months ended September 30, 2001 is a result of higher levels of consulting related services and higher customer support revenues derived from  increased license revenues in fiscal 2000. Maintenance related fees for technical support and product upgrades were $15.2 million for the quarter ended September 30, 2001 as compared to $12.8 million for the quarter ended September 30, 2000.  Maintenance related fees for technical support and product upgrades were $46.8 million for the nine months ended September 30, 2001 as compared to $29.9 million for the nine months ended September 30, 2000.  The increase in maintenance revenues is due to an increased installed base consisting of maintenance revenues associated with current transactions as well as renewal maintenance for license transactions recorded in prior periods.

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

A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	%	2000	%	2001	%	2000	%
	(dollars in thousands)
Cost of software licenses (1)	$1,713	9%	$1,395	2%	$6,608	8%	$5,021	3%
Cost of services (2)	14,636	46	34,015	71	82,009	71	79,971	75
Total cost of revenues (3)	$16,349	32%	$35,410	29%	$88,617	44%	$84,992	31%

(1)   Percentage is calculated based on total software license revenues for the period indicated

(2)   Percentage is calculated based on total services revenues for the period indicated

(3)   Percentage is calculated based on total revenues for the period indicated

Cost of software licenses increased 23% in absolute dollar terms during the current quarter ended September 30, 2001 to $1.7 million as compared to $1.4 million for the quarter ended September 30, 2000.  Cost of software licenses increased 32% during the nine months ended September 30, 2001 to $6.6 million as compared to $5.0 million for the nine months ended September 30, 2000.

In absolute dollar terms, the increase in cost of software licenses was principally a result of a higher level of sales with associated royalties due with third party products.

Cost of services decreased 57% during the current quarter ended September 30, 2001 to $14.6 million as compared to $34.0 million for the quarter ended September 30, 2000. Cost of services increased 3% during the nine months ended September 30, 2001 to $82.0 million as compared to $80.0 million during the nine months ended September 30, 2000.  In absolute dollar terms, the decrease in cost of services for the three months ended September 30, 2001 was the result of reductions in force that occurred in the second and third quarter of 2001 resulting in decreased salary and salary related expenses and a decrease in the use of third party consultants.  The increase in cost of services in absolute dollar terms for the nine months ended September 30, 2001 was a result of higher business volumes in early 2001 as evidenced by increased services revenues.  As a percentage of services revenue, the decrease in cost of services is a result of reductions in force during the second and third quarters of 2001 resulting in lower salary related costs.

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

General and administrative expenses consist primarily of salaries, employee-related benefit costs, accounts receivable reserves expense and professional service fees.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	% (1)	2000	% (1)	2001	% (1)	2000	% (1)
	(dollars in thousands)
Research and development	$16,230	32%	$14,988	13%	$63,817	32%	$30,453	11%
Sales and marketing	25,895	50	43,799	36	120,142	60	102,569	37
General and administrative	10,849	21	8,198	7	35,707	18	18,595	7
Goodwill and intangible amortization	66,493	130	66,308	55	199,070	100	121,659	44
Charge for acquired in-process technology	—	—	—	—	—	—	10,100	3
Restructuring charge	9,847	19	—	—	133,320	67	—	—
Impairment of goodwill and other intangibles	336,379	657	—	—	336,379	168	—	—
Total Operating Expenses	$465,693	909%	$133,293	111%	$888,435	445%	$283,376	102%

(1)   Expressed as a percent of total revenues for the period indicated

Research and development expenses increased 8% during the current quarter ended September 30, 2001 to $16.2 million as compared to $15.0 million for the quarter ended September 30, 2000.  Research and development expenses increased 110% during the nine months ended September 30, 2001 to $63.8 million as compared to $30.5 million for the nine months ended September 30, 2000.  The increase in research and development expenses is primarily attributable to increased efforts involved in the enhancement of existing applications and the development of our next generation of products partially offset by compensation reductions and cost-cutting efforts put in place during the second and third quarter of 2001.

Sales and marketing expenses decreased 41% during the current quarter ended September 30, 2001 to $25.9 million as compared to $43.8 million for the quarter ended September 30, 2000.  Sales and marketing expenses increased 17% during the nine months ended September 30, 2001 to $120.1 million as compared to $102.6 million during the nine months ended September 30, 2000.  Sales and marketing expenses decreased during the three months ended September 30, 2001 as a result of decreased salary expense as a result of the second and third quarter reductions in force in addition to decreased commission expense as a result of decreases in license revenue.  The increase in sales and marketing expense during the nine months ended September 30, 2001 reflect the cost of increased sales and marketing personnel from additional hires throughout the fourth quarter of 2000,  expenditures made to develop and expand sales distribution channels, and costs incurred for increased training activities all partially offset by decreases in salary related expenses as a result of the second and third quarter reductions in force and decreased commission expense as a result of decreased license revenues.

General and administrative expenses increased 32% during the current quarter ended September 30, 2001 to $10.8 million as compared to $8.2 million for the quarter ended September 30, 2000.  General and administrative expenses increased 92% during the nine months ended September 30, 2001 to $35.7 million as compared to $18.6 million during the nine months ended September 30, 2000.  The increase in general and administrative expenses is attributable to higher professional fees primarily due to increased legal expenses and  increases in the general reserves of our accounts receivable balance.

We are attempting to reduce expenses in an effort to return to profitability during a period when revenues have been less than originally expected.  Therefore, operating costs may decline in the near future but there can be no assurance that such decline will be enough to return the Company to profitability.  Should revenues increase significantly, we would expect our expenses to increase commensurate with increases in revenues.

Amortization of goodwill and other intangibles.As described in Note 6 in the Notes to the Condensed Consolidated Financial Statements above, we acquired Interleaf in the quarter ended June 30, 2000. We have accounted for the acquisition as a purchase business combination. As a result of this transaction, we had recorded goodwill and other intangible assets on the balance sheet of $794.7 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $66.2 million and $198.7 million for the quarter ended and the nine months ended September 30, 2001, respectively.  As reported in Note 6, we acquired Keyeon LLC on June 29, 2001.  We have accounted for this acquisition as a purchase business combination.  As a result of this transaction, we recorded goodwill and other intangible assets on the balance sheet of $2.2 million.  Amortization of goodwill and other intangible assets related to the Keyeon acquisition was $184,000 during the three and nine months ended September 30, 2001.  As reported in Note 8, we recorded an impairment charge on goodwill and other intangible assets during the third quarter ended September 30, 2001 of $336.4 million.

Restructuring.  During the third and second quarters of 2001, we approved a restructuring plan to, among other things, reduce our workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization.  Pre-tax charges of $9.8 million and $123.5 million were recorded in the third quarter and second quarter of 2001, respectively, to provide for these actions and other related items.

In connection with the restructuring plan recorded in the third quarter, we expect to save approximately $15 million in salary expense over the next twelve months.  We expect facility related cash outlays associated with the third quarter restructuring charge to be approximately $4.6 million over the next twelve months.  Additionally, we expect sublease income associated with these facilities or approximately $1.2 million over the next twelve months.   Please see Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

Impairment of Goodwill and Other Intangible Assets. During the third quarter of 2001, we determined that the goodwill and other intangible assets related to our various acquisitions may have become impaired.  In accordance with SFAS No. 121 and APB No. 17, we performed an impairment analysis.  These standards require that goodwill and other intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Because we had integrated the acquired companies' operations, we were required to test for impairment at an overall enterprise level.  Our policy is to use a discounted cash flow approach.  This approach includes analyzing estimated future cash flows over the remaining life of the goodwill and other intangible assets as well as a disposition value at the end of the life of the goodwill and other intangible assets.  The resulting value was then compared to the carrying value of stockholders’ equity and the difference represents goodwill and other intangible assets impairment measured on a discounted basis.  Accordingly, we recorded an impairment charge of $336.4 million during the three months ended September 30, 2001.  Please see Note 8 for additional information.

Other Income, net

Other income, net consists of interest income, interest expense net of other non-operating expenses.  Other income, net decreased to $1.8 million for the three months ended September 30, 2001 as compared to $4.3 million during the three months ended September 30, 2000.  The main reason for the decrease is a decrease in interest income of approximately $2.1 million to $2.7 million for the quarter ended September 30, 2001 as compared to $4.8 million for the quarter ended September 30, 2000 as a result of a decrease in available cash and investments.  Other income, net decreased to $1.4 million for the nine months ended September 30, 2001 as compared to $15.5 million for the nine months ended September 30, 2000.  Interest income decreased approximately $3.5 million to $9.3 million for the nine months ended September 30, 2001 as compared to $12.8 million for the nine months ended September 30, 2000 as a result of a decrease in overall cash and investments.  Losses on asset disposals increased approximately $1.1 million for the nine months ended September 30, 2001 as compared to the same period in 2000.  This increase is due to a loss of approximately $1.1 million on the sale of various computers and related equipment and furniture of E-Publishing Corporation, formerly our wholly-owned subsidiary recorded during the second quarter of 2000.  Gains on sales of investments decreased $3.4 million for the nine months ended September 30, 2001 as compared to the same period during 2000.  We experienced an increase in net losses from an unconsolidated subsidiary of $2.4 million for the nine months ended September 30, 2001 and an increase in realized losses on cost method investments of $3.9 million for the nine months ended September 30, 2001.

Income Taxes

During the quarter ended September 30, 2001, we recognized tax expense of $406,000.   We recognized income tax expense of $1.6 million during the nine months ended September 30, 2001.  The tax expense during both periods mainly relates to foreign withholding taxes and state income taxes.

Litigation Settlement

On February 22, 2000, we reached a settlement agreement and entered into a license agreement with Art Technology Group (“ATG”) in connection with the lawsuit filed by us on December 11, 1998 against ATG alleging infringement of our U.S. Patent No. 5,710,887. In accordance with the terms of the agreement, we granted ATG a nonexclusive, nontransferable, worldwide, perpetual license and we were paid $8.0 million by ATG at the effective date of the settlement and began to receive in quarterly installment payments commencing on February 24, 2000 (four consecutive quarterly payments of $750,000 during 2000 and eight consecutive quarterly payments of $500,000 during 2001 and 2002) which will total $7.0 million.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2001	December 31, 2000
	(in thousands)
Cash, cash equivalents and liquid short-term investments	$189,582	$222,534
Long-term liquid investments	$32,581	$78,769
Working capital	$106,169	$215,831
Working capital ratio	1.8 : 1	2.7 : 1

At September 30, 2001, we had $222.2 million of cash, cash equivalents and liquid short-term and long-term investments, which represents a decrease of $79.1 million as compared to December 31, 2000. We currently have $4.1 million of outstanding term debt under our existing credit facility with a commercial bank.

Cash used for operating activities was $50.1 million for the nine months ended September 30, 2001 and cash provided by operating activities was $45.1 million for the nine months ended September 30, 2000. Net cash used for operating activities for the nine months ended September 30, 2001 was primarily attributed to a decrease in accounts payable and accrued expenses, the net loss for the nine months (less non-cash expenses), all partially offset by a decrease in accounts receivable and prepaid expenses.  Cash provided by investing activities was $6.1 million for the nine months ended September 30, 2001 and cash used for investing activities was $195.0 million for the nine months ended September 30, 2000.  Cash provided by investing activities for the nine months ended September 30, 2001 was primarily due to cash acquired in a purchase transaction of approximately $7.2 million, net sales/maturities of investments of approximately $49.2 million, partially offset by approximately $50.3 million in purchases of property and equipment.  Cash provided by financing activities was $14.6 million and $26.5 million for the nine months ended September 30, 2001 and 2000, respectively, and consists primarily of proceeds from the issuance of common stock.

Capital expenditures were $50.3 million and $29.9 million for the nine months ended September 30, 2001 and 2000, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.  In February and April 2000, we entered into new facility lease agreements for approximately 519,000 square feet.  Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million, payable through the third quarter of 2013. Portions of these lease payments, along with expected sublease income, have been recorded as part of our restructuring charge recorded during the second quarter of 2001.

In connection with the third quarter restructuring plan described in Note 7 of the accompanying Notes to Condensed Consolidated Financial Statements, we expect to pay out approximately $618,000 of severance related costs and approximately $65,000 of other restructuring costs over the next twelve months.  We expect facility related cash outlays associated with the third quarter restructuring charge to be approximately $4.6 million over the next twelve months and an additional $7.6 million from October 1, 2002 through September 30, 2006.  Additionally, we expect sublease income associated with these facilities of approximately $1.2 million over the next twelve months and $5.0 million from October 1, 2002 through September 30, 2006. We expect cash outlays, net of expected sublease income, totaling approximately $77.0 million relating to our restructuring charge recorded in the second quarter of 2001, payable through the fourth quarter of 2008. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations.

We believe that our available cash and short-term investment resources and cash generated from operations will be sufficient to meet our expected working capital and capital expenditure requirements for at least the next 12 months. This estimate is a forward-looking statement that involves risks and uncertainties, and actual results may vary as a result of a number of factors, including those discussed under “Factors Affecting Quarterly Operating Results” below and elsewhere herein. We may need to raise additional funds in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. No other advances will be available under our revolving line of credit. If additional funds are raised through the issuance of equity securities, the percentage ownership of the stockholders of the Company will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and operating results.

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

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the recent terrorist attacks on the United States, including potential worsening or extension of the current global slowdown, the economic consequences of military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce.  Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products.  Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

We develop products in the United States and market our products throughout the world.  As a result, our financial results could be affected by factors such as changes in currency exchange rates or weak economic conditions in foreign markets.  The majority of our sales are made in United States dollars.  Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2001 or December 31, 2000. We invest in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. We do not expect any material loss with respect to the investment portfolio. Investments are carried at market value.  The following represents our investment portfolio as of September 30, 2001 by maturity:

(in thousands)	Year Ending December 31, 2001	Year Ending December 31, 2002	Year Ending December 31, 2003	Year Ending December 31, 2004	Total
Cash equivalents	$38,586	$-	$-	$-	$38,586
Short-term investments	$14,445	$51,397	$-	$-	$65,842
Long-term investments	$-	$13,196	$11,448	$7,937	$32,581
Total investment securities	$53,031	$64,593	$11,448	$7,937	$137,009

Not included in the above are $85.1 million in checking and money market accounts, $37,000 of short-term marketable securities in common stock and $9.3 million in equity investments.

Equity Investments

Equity investments consist of investments in non-public and publicly traded companies that are accounted for under either the cost method of accounting or the equity method of accounting.

Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence.  These investments are classified as available-for-sale and are carried at fair value when readily determinable market values exist or cost when such market values do not exist.  Adjustments to fair value are recorded as a component of other comprehensive (loss) income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income, net in the condensed consolidated statements of operations.  During the three and nine months ended September 30, 2001, we recorded realized losses related to cost method equity investments of $837,000 and $4.0 million, respectively.  There were no such charges during the three and nine months ended September 30, 2000.

Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence.  These investments are classified as available-for-sale and are carried at cost with periodic adjustments to carrying value for our equity in net income (loss) of the equity investee.  Such adjustments are recorded as a component of other income, net.  Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs.  During the nine months ended September 30, 2001 we recorded our share of our equity investee’s net loss of $2.4 million. There were no such charges during the three and nine months ended September 30, 2000.  We had no such charge in the third quarter of 2001 as  we purchased 100% of the remaining outstanding shares of this equity investee during the second quarter of 2001.

PART II.  OTHER INFORMATION

Item 1.   Legal Proceedings

On April 20, 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed  against the Company and certain of its officers and directors.  In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of the Company between January 26, 2001 and April 2, 2001.  The complaints allege that the Company and the individual defendants violated federal securities laws in connection with the Company’s reporting of financial results during such period.  The  lawsuits have been consolidated into a single action, as is customary in such cases.  On November 5, 2001, the Company and the individual defendants filed motions to dismiss the consolidated complaint.  The Company believes that the lawsuits are without merit and continues to  defend itself vigorously.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims.  The Company has answered the complaint denying all allegations and is defending itself vigorously.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.   Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits Description

10.25       Fourth Loan Modification Agreement with Silicon Valley Bank dated August 3, 2001.

10.26       Loan Modification Agreement with Silicon Valley Bank dated November 1, 2001.

(b)    Reports on Form 8-K

Not applicable.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.

Date:	November 14, 2001	By:	/s/ Pehong Chen
Pehong Chen Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	November 14, 2001	By:	/s/ Francis Barton
Francis Barton Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)