Form 10-Q/A
period 2001-09-30
BROADVISION INC
filed 2002-04-01
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

AMENDMENT NO. 1

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of March 26, 2002 there were 286,844,515 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q/A
Quarter Ended September 30, 2001

TABLE OF CONTENTS

BroadVision, Inc.

EXPLANATORY NOTE

This Form 10-Q/A amends the Registrant’s quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001 and is being filed to reflect the restatement of the Registrant’s consolidated financial statements for that period.  The restatement relates to amounts under a single contract with a customer, which amounts we have subsequently determined should not have been recognized as revenue in the third quarter but should be recognized ratably over a four year period.  This Form 10-Q/A revises the Consolidated Statements of Operations for the three months ended September 30, 2001 and the Consolidated Statements of Operations for the nine months ended September 30, 2001 as follows: software license revenues have been decreased by $3,381,000 and services revenues have been decreased by $145,000 for the three and nine months ended September 30, 2001.  The dollar value, percentage of revenue and percentage changes over prior year revenue in Management’s Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect the change in revenue.  In addition, this Form 10-Q/A revises the Consolidated Balance Sheet as of September 30, 2001 as follows: unearned revenue has increased by $3,526,000.  The unearned revenue in the related notes and Management’s Discussion and Analysis of Financial Condition and Results of Operations have been changed to reflect these changes.

For purposes of this Form 10-Q/A, and in accordance with Rule 12B-15 under the Securities Exchange Act of 1934, as amended, each item of the 2001 third quarter Form 10-Q as filed on November 14, 2001 that was affected by the restatement has been amended and restated in its entirety.  No attempt has been made in this Form 10-Q/A to modify or update other disclosures as presented in the original Form 10-Q except as required to reflect the effects of the restatement.  In particular, and without limitation, in “Item 2 — Management’s Discussion and Analysis of Financial Condition and Results of Operations,” the Company has given certain information about the business environment applicable to the Company, the business outlook and certain forward-looking information.  This information has not been revised from the information provided in the Form 10-Q for the quarter ended September 30, 2001 because it was not affected by the restatement.

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets-September 30, 2001and December 31, 2000
Condensed Consolidated Statements of Operations and Comprehensive Loss-Three and nine months ended September 30, 2001 and 2000
Condensed Consolidated Statements of Cash Flows-Nine months ended September 30, 2001 and 2000
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2001	December 31, 2000
	(unaudited)
	(as restated, See Note 1)
ASSETS
Cash and cash equivalents	$123,703	$153,137
Short-term investments	65,879	69,397
Accounts receivable, less reserves of $8,593 and $4,015 for 2001 and 2000, respectively	34,988	104,811
Prepaids and other	15,397	17,417
Total current assets	239,967	344,762

Property and equipment, net	80,464	76,685
Deferred tax asset	5,579	5,579
Long-term investments	32,581	78,769
Equity investments	9,329	23,786
Goodwill and other intangibles	74,305	607,501
Other assets	7,394	5,942
Total assets	$449,619	$1,143,024
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$11,696	$15,711
Accrued expenses	69,640	53,676
Unearned revenue	25,996	16,330
Deferred maintenance	29,015	42,237
Current portion of long-term debt	977	977
Total current liabilities	137,324	128,931

Long-term debt, net of current portion	3,166	3,897
Other noncurrent liabilities	55,107	898
Total liabilities	195,597	133,726

Commitments
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 283,888 and 270,066 shares issued and outstanding for 2001 and 2000, respectively	28	27
Additional paid-in capital	1,205,842	1,176,042
Accumulated other comprehensive loss, net of tax	(8,491)	(4,348)
Accumulated deficit	(943,357)	(162,423)
Total stockholders’ equity	254,022	1,009,298
Total liabilities and stockholders’ equity	$449,619	$1,143,024

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
	(as restated, See Note 1)		(as restated, See Note 1)
Revenues:
Software licenses	$16,292	$72,351	$80,461	$169,913
Services	31,412	47,843	115,807	107,126
Total revenues	47,704	120,194	196,268	277,039
Cost of revenues:
Cost of software licenses	1,713	1,395	6,608	5,021
Cost of services	14,636	34,015	82,009	79,971
Total cost of revenues	16,349	35,410	88,617	84,992
Gross profit	31,355	84,784	107,651	192,047
Operating expenses:
Research and development	16,230	14,988	63,817	30,453
Sales and marketing	25,895	43,799	120,142	102,569
General and administrative	10,849	8,198	35,707	18,595
Goodwill and intangible amortization	66,493	66,308	199,070	121,659
Charge for acquired in-process technology	—	—	—	10,100
Restructuring charge	9,847	—	133,320	—
Impairment of goodwill and other intangibles	336,379	—	336,379	—
Total operating expenses	465,693	133,293	888,435	283,376
Operating loss	(434,338)	(48,509)	(780,784)	(91,329)
Other income, net	1,797	4,318	1,418	15,505
Loss before provision for income taxes	(432,541)	(44,191)	(779,366)	(75,824)
Provision for income taxes	406	8,565	1,568	21,769
Net loss	$(432,947)	$(52,756)	$(780,934)	$(97,593)
Basic and diluted net loss per share	$(1.55)	$(0.20)	$(2.85)	$(0.38)
Shares used in computing:
Basic and diluted net loss per share	278,464	266,368	274,343	257,254
Comprehensive loss:
Net loss	$(432,947)	$(52,756)	$(780,934)	$(97,593)
Other comprehensive loss, net of tax: Unrealized investment losses	(358)	(5,160)	(4,143)	(26,070)
Total comprehensive loss	$(433,305)	$(57,916)	$(785,077)	$(123,663)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2001	2000
	(unaudited)
	(as restated, See Note 1)
Cash flows from operating activities:
Net loss	$(780,934)	$(97,593)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	19,238	7,347
Amortization of deferred compensation	—	226
Accounts receivable reserves	4,578	1,359
Amortization of prepaid royalties	2,763	996
Amortization of prepaid compensation	512	1,456
Realized loss on cost method long-term investments	3,979	—
Equity in net loss from unconsolidated subsidiary	2,438	—
Charge for acquired in-process technology	—	10,100
Amortization of goodwill and other intangibles	199,070	121,659
Stock-based compensation charge	350	—
Restructuring charge, non cash	121,547	—
Loss on sale of assets	1,147	—
Impairment of goodwill and other intangibles	336,379	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	65,046	(56,470)
Prepaids and other	8,563	(7,510)
Accounts payable and accrued expenses	(29,028)	21,675
Unearned revenue and deferred maintenance	(3,531)	23,620
Income tax benefit from stock option exercises	—	21,079
Other noncurrent assets	(2,258)	(2,838)
Net cash (used for) provided by operating activities	(50,141)	45,106
Cash flows from investing activities:
Purchase of property and equipment	(50,304)	(29,934)
Purchase of long-term investments	(39,573)	(76,033)
Sales/maturity of long-term investments	84,299	—
Direct costs of purchase transaction, net of cash acquired	—	(6,039)
Cash acquired in purchase transaction	7,171	—
Purchase of short-term investments	(95,853)	(175,947)
Sales/maturity of short-term investments	100,367	92,956
Net cash provided by (used for) investing activities	6,107	(194,997)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	15,331	27,757
Repayments of borrowings	(731)	(1,018)
Payments on capital lease obligations	—	(270)
Net cash provided by financing activities	14,600	26,469
Net decrease in cash and cash equivalents	(29,434)	(123,422)
Cash and cash equivalents at beginning of period	153,137	279,823
Cash and cash equivalents at end of period	$123,703	$156,401
Supplemental disclosures of cash flow information:
Cash paid for interest	$347	$422
Cash paid for income taxes	$1,568	$1,165

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(As Restated)

Note 1.   Restatement of the Three and Nine Months Ended September 30, 2001

The restatement relates to amounts under a single contract with a customer, which amounts we have subsequently determined should not have been recognized as revenue in the third quarter but should be recognized ratably over a four year period.  As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10Q filed on November 14, 2001 have been restated.  The restatement has resulted in an increase in net loss for the three and nine months ended September 30, 2001 of $3,526,000 ($0.01 per share) and $3,526,000 ($0.02 per share), respectively.  Specifically, the restatement resulted in: reduction of $3,381,000 in software license revenues, reduction of $145,000 in services revenue and an increase of $3,526,000 in unearned revenues as of and for the three and nine months ended September 30, 2001.

Statement of Operations Data

(in thousands)

	Three Months Ended September 30, 2001
	As Originally Reported	Restatement Adjustments	As Restated
Software licenses revenues	$19,673	$(3,381)	$16,292
Services revenues	31,557	(145)	31,412
Gross profit	34,881	(3,526)	31,355
Net loss	(429,421)	(3,526)	(432,947)
Basic and diluted net loss per share	$(1.54)	$(0.01)	$(1.55)

	Nine Months Ended September 30, 2001
	As Originally Reported	Restatement Adjustments	As Restated
Software licenses revenues	$83,842	$(3,381)	$80,461
Services revenues	115,952	(145)	115,807
Gross profit	111,177	(3,526)	107,651
Net loss	(777,408)	(3,526)	(780,934)
Basic and diluted net loss per share	$(2.83)	$(0.02)	$(2.85)

Balance Sheet Data

(in thousands)

	September 30, 2001
	As Originally Reported	Restatement Adjustments	As Restated
Unearned revenue	$22,470	$3,526	$25,996
Accumulated deficit	(939,831)	(3,526)	(943,357)

Note 2.           Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, “BroadVision” or “Company”) was incorporated in the state of Delaware on May 13, 1993. The Company develops and sells an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision’s customers through consulting, education and support services.

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

BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of the Company’s customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement the Company’s products and provide solutions that meet customers’ unique business requirements. By using these services, customers are able to build customized application solutions to maximize the benefits of one-to-one relationship management and self-service.

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

There has been a general downturn in the economy since the beginning of 2001.  This downturn may continue in the future and has and could continue to have an impact on the Company’s future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  The Company announced a corporate-wide reorganization and reduction in force and incurred a charge in the third quarter of 2001 of approximately $9.8 million and approximately $123.5 million in the second quarter of 2001, related to these actions and a consolidation of the Company’s facilities.  Please see Note 8 of Notes to Condensed Consolidated Financial Statements.

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

Revenue Recognition—The Company’s revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer’s website. Deployment licenses are generally based on the number of persons who register on a customer’s website using the Company’s software. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, PCS, installation or training. The determination of fair value is based on objective evidence which is specific to the Company. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that the Company provides are not essential to the functionality of the software.

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

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2001	2000	2001	2000
Net loss	$(432,947)	$(52,756)	$(780,934)	$(97,593)
Weighted average common shares outstanding utilized for basic and diluted net loss per share	278,464	266,368	274,343	257,254
Basic and diluted net loss per share	$(1.55)	$(0.20)	$(2.85)	$(0.38)

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

Upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill and, thereby eliminating annual goodwill amortization of approximately $43.2 million, based on anticipated amortization for 2002.  Amortization for the nine months ended September 30, 2001 was $191.8 million.  Additionally, upon adoption of SFAS No. 141 and 142, the Company will no longer amortize its non-technology based intangible asset, or assembled workforce, thereby eliminating annual amortization of approximately $2.2 million based on anticipated amortization for 2002.  Amortization for the non technology based intangible asset was $2.1 million for the nine months ended September 30, 2001.  During the third quarter of 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition which closed on April 14, 2000.  Please see Note 9 for additional information.

Note 3.           Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Furniture and fixtures	$10,982	$6,136
Computers and software	67,020	56,654
Leasehold improvements	41,280	34,465
	119,282	97,255
Less accumulated depreciation and amortization	(38,818)	(20,570)
	$80,464	$76,685

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Employee benefits	$4,431	$3,900
Commissions and bonuses	6,593	22,790
Sales and other taxes	7,015	11,439
Restructuring (See Note 7)	40,503	—
Other	11,098	15,547
	$69,640	$53,676

Other noncurrent liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2001	2000
	(unaudited)
Restructuring (See Note 7)	$54,107	$—
Other	1,000	898
	$55,107	$898

Note 4.           Commercial Credit Facilities

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

Note 5.           Commitments

The Company currently has $4.1 million of outstanding term debt under its existing credit facility with a commercial bank.  Capital expenditures were $50.3 million and $29.9 million for the nine months ended September 30, 2001 and 2000, respectively.  The Company’s capital expenditures consisted of purchases of operating resources to manage its operations and included computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements.  In February and April 2000, the Company entered into new facility lease agreements for approximately 519,000 square feet.  Lease payments will be made on an escalating basis with the total future minimum lease payments amounting to $316.4 million, payable through the third quarter of 2013.  Portions of these lease payments, along with expected sublease income, have been recorded as part of the Company’s restructuring change recorded during the second quarter of 2001.  The Company has no other significant capital commitments.  The Company has consolidated various facilities as part of its restructuring plan for the three and nine months ended September 30, 2001.  Please refer to Note 8 for additional information.

Note 6.           Geographic, Segment and Significant Customer Information

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

	Three Months Ended September 30, (unaudited)		Nine Months Ended September 30, (unaudited)
	2001	2000	2001	2000
Software licenses:
One-To-One Enterprise	$1,766	$7,941	$5,879	$21,676
One-To-One Packaged Solutions	14,526	64,410	74,582	148,237
Services	16,194	35,054	69,039	77,223
Maintenance	15,218	12,789	46,768	29,903
Total Revenues	$47,704	$120,194	$196,268	$277,039
Revenues:
NASA	$23,832	$79,607	$117,452	$190,920
EMEA	18,253	30,921	59,089	64,190
APJ	5,619	9,666	19,727	21,929
Total Company	$47,704	$120,194	$196,268	$277,039

	September 30, 2001 (unaudited)	December 31, 2000
Identifiable assets:
NASA	$401,961	$1,102,343
EMEA	36,305	33,254
APJ	11,353	7,427
Total Company	$449,619	$1,143,024

During the three ended September 30, 2001 and 2000 and during the nine months ended September 30, 2000, no single customer accounted for more than 10% of the Company’s total revenues. During the nine months ended September 30, 2001, one customer accounted for approximately 10% of the Company’s total revenues.

Note 7.           Acquisitions

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

During the third quarter of 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets recorded as part of the Company’s various acquisitions, primarily the Interleaf acquisition.  See Note 9 for additional information.

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

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month period ended September 30, 2001 assuming Keyeon had been acquired at the beginning of the period presented (in thousands, except per share data):

For the nine months ended September 30, 2001
Revenue	$196,268
Net loss	(785,485)
Basic and diluted net loss per share	$(2.86)

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

Note 8.           Restructuring Charges and Asset Impairments

During the third quarter and second quarter of 2001, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $9.8 million was recorded in the third quarter of 2001 and a pre-tax charge of $123.5 million was recorded in the second quarter of 2001 to provide for these actions and other related items.  The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, “Accounting for Contingencies.”  The high-end of the range was estimated at approximately $11.1 million for the third quarter charge and $137.2 million for the second quarter charge.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table summarizes charges recorded during the second quarter and third quarter of 2001 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total
Restructuring charges, quarter ended June 30, 2001	$5,070	$118,351	$52	$123,473
Cash payments	(3,757)	(814)	(19)	(4,590)
Non-cash portion	(527)	(26,563)	—	(27,090)
Reserve balances, June 30, 2001	$786	$90,974	$33	$91,793
Restructuring charges, quarter ended September 30, 2001	1,906	7,818	123	9,847
Cash payments	(2,044)	(5,048)	(91)	(7,183)
Non-cash portion	(30)	183	—	153
Reserve balances, September 30, 2001	$618	$93,927	$65	$94,610

The nature of the charges summarized above is as follows:

Severance and benefits — During the third quarter and second quarter of 2001, the Company recorded charges of approximately $1.9 million and $5.1 million, respectively, related to severance benefits to terminated employees in the United States and various international locations.  Approximately $5.8 million was paid out as of September 30, 2001 and $557,000 relates to non-cash compensation.  The Company terminated approximately 539 employees in North and South America and approximately 147 employees throughout Europe and the Asia Pacific during the second and third quarters of 2001.

Facilities/Excess Assets — The Company recorded a charge of approximately $7.8 million and $118.4 million during the third quarter and second quarter of  2001, respectively, related to the consolidation of facilities and impairment of certain assets.  Included in these charges are approximately $26.4 million of asset impairments related to certain long-lived assets that were either abandoned during the quarter or for which the resulting estimated future reduced cash flows were insufficient to cover the carrying amounts.  $25.5 million of the $26.4 million relates to assets associated with facilities consolidation and approximately $852,000 relates to other operating and capital assets.  The remainder of the charges related to the consolidation of facilities and represents remaining lease commitments, net of expected sublease income.

Other — The Company recorded a charge of approximately $123,000 and $52,000 during the third quarter and second quarter of 2001, respectively, for various incremental costs incurred as a direct result of the restructuring.

Note 9.           Impairment of Goodwill and Other Intangible Assets

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

As part of its review of its third quarter financial results, the Company performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its various acquisitions.  The impairment assessment was performed primarily due to the significant decline in the Company’s stock price, the net book value of assets significantly exceeding the Company’s market capitalization and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rate. Also, current economic indicators indicate that this trend may continue for an indefinite period.  As a result, the Company recorded a $336.4 million impairment charge in the third quarter of 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with the Company’s acquisitions, primarily the Interleaf acquisition, to their estimated fair value.  To determine other than temporary impairment for identifiable intangibles, the sum of the undiscounted cash flows was compared to the current carrying value.  If the undiscounted cash flows were greater than or equal to the current carrying value the asset is deemed not to be impaired. If the undiscounted cash flows are less than the current carrying value then the asset is deemed impaired. A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121. To determine the impairment loss for goodwill, the Company determined the fair value using a business enterprise methodology which includes a terminal value assigned to the entity. This value is then compared to the carrying value, and if less, the difference represents the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management’s best estimates.  It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term, resulting in the need to further write-down the goodwill and other long-lived assets.  In addition, it is reasonably possible that we may have additional reductions in goodwill if our market capitalization is less than our net assets in future periods.

Note 10.         Subsequent Events

On October 24, 2001 the Company announced initial plans of an additional reduction of the Company’s workforce to occur during the fourth quarter of 2001.

Note 11.         Legal Proceedings

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

Restatement of the Three and Nine Months Ended September 30, 2001

The restatement relates to amounts under a single contract with a customer, which amounts we have subsequently determined should not have been recognized as revenue in the third quarter but should be recognized ratably over a four year period.  As a result, the condensed consolidated financial statements included in the Quarterly Report on Form 10-Q filed on November 14, 2001 have been restated.  The restatement has resulted in an increase in net loss for the three and nine months ended September 30, 2001 of $3,526,000 ($0.01 per share) and $3,526,000 ($0.02 per share), respectively.  Specifically, the restatement resulted in: reduction of $3,381,000 in software license revenues, reduction of $145,000 in services revenue and an increase of $3,526,000 in unearned revenues as of and for the three and nine months ended September 30, 2001.

Overview

BroadVision, Inc. (collectively with its subsidiaries, “BroadVision”, the “Company”, “us” or “we”) was incorporated in the state of Delaware on May 13, 1993. We develop and sell an integrated suite of packaged applications for conducting e-business interactions, transactions and services. Global enterprises and government entities use these applications to sell, buy and exchange goods, services and information over the Web and on wireless devices. The BroadVision e-business application suite enables an entity to establish and sustain high-yield relationships with customers, suppliers, partners, distributors, employees and other constituents in the extended enterprise. BroadVision services, supported by over 200 partner organizations worldwide, transform these applications into business value for BroadVision’s customers through consulting, education, and support services.

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

BroadVision Global Services, or BVGS, provides a broad range of consulting, training and technical support services to all of our customers and implementation partners. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customers’ unique business requirements. By using these services, customers are able to build customized application solutions to maximize the benefits of one-to-one relationship management and self-service.

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

Recent Events

During the third quarter of 2001, based on a variety of factors and methodology as discussed in Note 9, the Company recorded an impairment charge related to goodwill and other intangible assets recorded primarily as a result of the Interleaf acquisition on April 14, 2000.  The Company recorded an impairment charge of $336.4 million during the three months ended September 30, 2001.

During the third quarter of 2001, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $9.8 million was recorded in the third quarter to provide for these actions and other related items.  Please see Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

There has been a general downturn in the economy, our industry and our business, since the beginning of 2001.  This downturn may continue in the future and has had and could continue to have an impact on our future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.

Results of Operations

Revenues

Our revenues are derived from software licensing arrangements and fees charged for services. Software is generally licensed for development use and for its use in deployment of the customer’s website. Deployment licenses are generally based on the number of persons who register on a customer’s website using our software. Our revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, Software Revenue Recognition, as amended and SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable; professional services revenues are recognized as such services are performed; and maintenance revenues, or post-contract customer support, or PCS, including revenues bundled with software agreements which entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related contract period, generally twelve months. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as software products, PCS, installation or training. The determination of fair value is based on objective evidence which is specific to us. If evidence of fair value does not exist for all elements of a license agreement and PCS is the only undelivered element, then all revenue for the license arrangement is recognized ratably over the term of the agreement as license revenue. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. Services that we provide are not essential to the functionality of the software.

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

Three and nine months ended September 30, 2001 and September 30, 2000

Total  revenues decreased 60% during the quarter ended September 30, 2001 to $47.7 million as compared to $120.2 million for the quarter ended September 30, 2000. Total revenues decreased 29% during the nine months ended September 30, 2001 to $196.3 million as compared to $277.0 million for the nine months ended September 30, 2000.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:
September 30, 2001
NASA	$4,117	25%	$19,715	63%	$23,832	50%
EMEA	8,857	54	9,396	30	18,253	38
APJ	3,318	21	2,301	7	5,619	12
Total	$16,292	100%	$31,412	100%	$47,704	100%
September 30, 2000
NASA	$42,005	58%	$37,602	78%	$79,607	66%
EMEA	22,840	32	8,081	17	30,921	26
APJ	7,506	10	2,160	5	9,666	8
Total	$72,351	100%	$47,843	100%	$120,194	100%
Nine Months Ended:
September 30, 2001
NASA	$40,108	50%	$77,344	67%	$117,452	60%
EMEA	29,987	37	29,102	25	59,089	30
APJ	10,366	13	9,361	8	19,727	10
Total	$80,461	100%	$115,807	100%	$196,268	100%
September 30, 2000
NASA	$108,134	64%	$82,786	77%	$190,920	69%
EMEA	44,918	26	19,272	18	64,190	23
APJ	16,861	10	5,068	5	21,929	8
Total	$169,913	100%	$107,126	100%	$277,039	100%

There has been a general economic decline since the beginning of 2001 that may continue.  Therefore, financial comparisons discussed herein may not be indicative of future performance.

Software  license revenues decreased 77% during the current quarter ended September 30, 2001 to $16.3 million as compared to $72.4 million for the quarter ended September 30, 2000.   Software license revenues decreased 53% during the nine months ended September 30, 2001 to $80.5 million as compared to $169.9 million for the nine months ended September 30, 2000.  The decreases are attributable to an overall decline in the economy throughout the first three quarters of 2001 in comparison to the same period of 2000.  Continued economic uncertainty surrounding the economic and information technology spending environment significantly affected our license revenue during the first three quarters of 2001.  Software license revenues for our Enterprise applications decreased to $1.8 million for the quarter ended September 30, 2001 and $5.9 for the nine months ended September 30, 2001 as compared to $7.9 million for the quarter ended September 30, 2000 and $21.7 million for the nine months ended September 30, 2000.  Software license revenues for our packaged solutions decreased to $14.5 million and $74.6 million for the quarter ended and nine months ended September 30, 2001, respectively, as compared to $64.4 million and $148.2 million for the quarter ended and nine months ended September 30, 2000, respectively.   During the quarter ended September 30, 2001, we signed license agreements with 33 new customers as compared to 142 new customers for the quarter ended September 30, 2000.   During the nine months ended September 30, 2001, we signed license agreements with 115 new customers as compared to 413 new customers for the nine months ended September 30, 2000.  As of September 30, 2001, we had a total installed base of more than 1,280 accounts as compared to 1,169 accounts as of December 31, 2000 and 1,062 accounts as of September 30, 2000.

Total services revenues decreased 34% during the current quarter ended September 30, 2001 to $31.4 million as compared to $47.8 million for the quarter ended September 30, 2000.  Total services revenues increased 8% during the nine months ended September 30, 2001 to $115.8 million as compared to $107.1 million for the nine months ended September 30, 2000.

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

A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	%	2000	%	2001	%	2000	%
	(dollars in thousands)
Cost of software licenses (1)	$1,713	11%	$1,395	2%	$6,608	8%	$5,021	3%
Cost of services (2)	14,636	47	34,015	71	82,009	71	79,971	75
Total cost of revenues (3)	$16,349	34%	$35,410	29%	$88,617	45%	$84,992	31%

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2001	% (1)	2000	% (1)	2001	% (1)	2000	% (1)
	(dollars in thousands)
Research and development	$16,230	34%	$14,988	13%	$63,817	33%	$30,453	11%
Sales and marketing	25,895	54	43,799	36	120,142	61	102,569	37
General and administrative	10,849	23	8,198	7	35,707	18	18,595	7
Goodwill and intangible amortization	66,493	139	66,308	55	199,070	102	121,659	44
Charge for acquired in-process technology	—	—	—	—	—	—	10,100	3
Restructuring charge	9,847	21	—	—	133,320	68	—	—
Impairment of goodwill and other intangibles	336,379	705	—	—	336,379	171	—	—
Total Operating Expenses	$465,693	976%	$133,293	111%	$888,435	453%	$283,376	102%

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

Amortization of goodwill and other intangibles. As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements above, we acquired Interleaf in the quarter ended June 30, 2000. We have accounted for the acquisition as a purchase business combination. As a result of this transaction, we had recorded goodwill and other intangible assets on the balance sheet of $794.7 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $66.2 million and $198.7 million for the quarter ended and the nine months ended September 30, 2001, respectively.  As reported in Note 7, we acquired Keyeon LLC on June 29, 2001.  We have accounted for this acquisition as a purchase business combination.  As a result of this transaction, we recorded goodwill and other intangible assets on the balance sheet of $2.2 million.  Amortization of goodwill and other intangible assets related to the Keyeon acquisition was $184,000 during the three and nine months ended September 30, 2001.  As reported in Note 9, we recorded an impairment charge on goodwill and other intangible assets during the third quarter ended September 30, 2001 of $336.4 million.

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

In connection with the restructuring plan recorded in the third quarter, we expect to save approximately $15 million in salary expense over the next twelve months.  We expect facility related cash outlays associated with the third quarter restructuring charge to be approximately $4.6 million over the next twelve months.  Additionally, we expect sublease income associated with these facilities or approximately $1.2 million over the next twelve months.   Please see Note 8 of Notes to Condensed Consolidated Financial Statements for additional information.

Impairment of Goodwill and Other Intangible Assets. During the third quarter of 2001, we determined that the goodwill and other intangible assets related to our various acquisitions may have become impaired.  In accordance with SFAS No. 121 and APB No. 17, we performed an impairment analysis.  These standards require that goodwill and other intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  Because we had integrated the acquired companies’ operations, we were required to test for impairment at an overall enterprise level.  Our policy is to use a discounted cash flow approach.  This approach includes analyzing estimated future cash flows over the remaining life of the goodwill and other intangible assets as well as a disposition value at the end of the life of the goodwill and other intangible assets.  The resulting value was then compared to the carrying value of stockholders’ equity and the difference represents goodwill and other intangible assets impairment measured on a discounted basis.  Accordingly, we recorded an impairment charge of $336.4 million during the three months ended September 30, 2001.  Please see Note 9 for additional information.

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

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2001	December 31, 2000
	(in thousands)
Cash, cash equivalents and liquid short-term investments	$189,582	$222,534
Long-term liquid investments	$32,581	$78,769
Working capital	$102,643	$215,831
Working capital ratio	1.8 : 1	2.7 : 1

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

In connection with the third quarter restructuring plan described in Note 8 of the accompanying Notes to Condensed Consolidated Financial Statements, we expect to pay out approximately $618,000 of severance related costs and approximately $65,000 of other restructuring costs over the next twelve months.  We expect facility related cash outlays associated with the third quarter restructuring charge to be approximately $4.6 million over the next twelve months and an additional $7.6 million from October 1, 2002 through September 30, 2006.  Additionally, we expect sublease income associated with these facilities of approximately $1.2 million over the next twelve months and $5.0 million from October 1, 2002 through September 30, 2006. We expect cash outlays, net of expected sublease income, totaling approximately $77.0 million relating to our restructuring charge recorded in the second quarter of 2001, payable through the fourth quarter of 2008. The total cash outlay is expected to be funded from existing cash balances and internally generated cash flows from operations.

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

BROADVISION, INC.

Date:	April 1, 2002	By:	/s/ Pehong Chen
Pehong Chen Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	April 1, 2002	By:	/s/ Francis Barton
Francis Barton Executive Vice President and Chief Financial Officer (Principal Financial and Chief Accounting Officer)