Form 10-K405
period 2001-12-31
BROADVISION INC
filed 2002-04-01
CIK 920448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 0-28252

BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	94-3184303 (I.R.S. Employer Identification No.)
585 Broadway, Redwood City, California (Address of principal executive offices)	94063 (Zip Code)

(650) 261-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Based on the closing sales price of $1.87 on March 26, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $445,913,949.

        As of March 26, 2002, registrant had outstanding 286,844,515 shares of Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders to be held June 5, 2002 are incorporated by reference in Part III of this Form 10-K Report.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2001

TABLE OF CONTENTS

        BroadVision® and BroadVision One-to-One® are registered trademarks of BroadVision and Business Commerce™, Retail Commerce™, Billing™, Enterprise™, Command Center™, InfoExchange Portal™, One-to-One Content™, Publishing Center™, Instant Publisher™, QuickSilver™, LiveCycle™, iGuide™ and BroadVision-Amadeus Travel Commerce™ are trademarks of BroadVision.

PART I. ITEM 1. BUSINESS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements set forth or incorporated by reference in this Form 10-K, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those risk factors set forth under "Risk Factors" and elsewhere in this Form 10-K. We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview and Industry Background	4
The BroadVision Solution	4
BroadVision Business Strategies	5
Extend and Expand our Product Portfolio	5
Develop Targeted Application Solutions	5
Enhance our Service and Support Infrastructure	5
Leverage Alliances with Key Business Partners	5
Support Diverse Customer Business Models	6
BroadVision Solutions	6
BroadVision Commerce Solutions	6
BroadVision Enterprise Self-Service Platform and Tools	7
BroadVision Portal	7
BroadVision Content Management	8
Key Capabilities of BroadVision's Solutions	8
Other Products	9
Product Development	9
BroadVision Global Services	10
BroadVision Solution Value Proposition	10
Consulting	10
Support Services	10
Training	11
Delivery Methodology	11
iGuide	11
Strategic Alliances	11
Platform Partners	11
System Integrators and Consulting Partners	12
Application Service Providers	12
Technology Partners	12
Customers and Markets	13
Sales and Marketing	13
Competition	14
Intellectual Property and Other Proprietary Rights	15
Recent Acquisitions and Dispositions	15
Employees	16
Executive officers	16

Restatement of Financial Statements

        On April 1, 2002 we filed a Form 10-Q/A to amend our quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001. This Form 10-Q/A was filed to reflect the restatement of our consolidated financial statements for that period. The restatement relates to amounts under a single contract with a customer, which amounts we have subsequently determined should not have been recognized as revenue in the third quarter but should be recognized ratably over a four year period. The Form 10-Q/A revised the Consolidated Statements of Operations for the three months ended September 30, 2001 and the Consolidated Statements of Operations for the nine months ended September 30, 2001 as follows: software license revenues have been decreased by $3,381,000 and services revenues have been decreased by $145,000 for the three and nine months ended September 30, 2001. In addition, the Form 10-Q/A revised the Consolidated Balance Sheet as of September 30, 2001 as follows: unearned revenue has increased by $3,526,000.

Overview and Industry Background

        We develop and sell a comprehensive suite of enterprise self-service ("ESS") applications and technology that enable organizations to conduct interactions, transactions and services in a personalized self-service model. As of December 31, 2001, more than 1,200 leading companies and government entities around the globe use our applications to enable their enterprise self-service initiatives. They are leveraging the web and wireless technology in conjunction with our software to unify and extend their legacy applications, information and business processes to better serve their employees, partners and customers in a personalized and collaborative way.

        BroadVision, which was founded in 1993 and has been a publicly traded company since 1996, has more than 1,200 customers as of December 31, 2001. International Data Corporation ("IDC") ranks BroadVision as the world's leading provider of e-commerce sales and marketing applications (IDC, 2001). AMR recently recognized BroadVision as a leader in customer relationship management ("CRM") (June 2001), and Forrester Research ranked BroadVision's Commerce Suite as the top-ranked online commerce product (August 2001). In addition, BroadVision One-To-One Publishing was named Content Management Product of the Year by readers of InfoWorld Magazine (June 2001).

The BroadVision Solution

        BroadVision's enterprise self-service solutions allow organizations to unify and extend their key business applications, information, and business processes by taking full advantage of the power of the web and the new emerging wireless and mobile devices to allow customers, partners, and employees to do business on their own terms, in a personalized and collaborative way. It allows customers, partners, and employees to serve themselves from anywhere, at anytime, through any device. BroadVision enterprise self-service applications enable organizations to create immediate business value by transforming the way they do business—transforming business interactions from a manual, human-assisted paradigm to an automated, personalized self-service model that enhances growth, reduces costs, and improves productivity.

        Our products enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver personalized content and execute transactions securely. Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of the open architecture of our applications, they are easily integrated with our customers' existing systems and easily expanded as our customers' needs and businesses grow.

        Supporting this application infrastructure as of December 31, 2001 are more than 100 partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools and services offerings that extend and enhance customers' BroadVision implementations.

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

BroadVision Business Strategies

Our objective is to be the leading provider of enterprise self-service applications. In order to achieve this objective, we have adopted the following key strategic elements:

        Extend and Expand our Product Portfolio.    In order to enable our customers to effectively manage all of their key enterprise self-service initiatives, we have focused our product development and marketing efforts in the following areas:

  •
  continuing to enhance our core technology through heavy investment in research and development activities;

  •
  leveraging industry-leading application components into our products; and

  •
  partnering with leading technology, platform and services providers.

        Develop Targeted Application Solutions.    We were among the first companies to introduce packaged web-based applications for electronic commerce, financial services and knowledge management. We are extending our "best of breed" self-service applications with new applications designed for specific vertical industries. These applications are being developed in conjunction with industry leaders, system integration firms and key technology vendors.

        Enhance our Service and Support Infrastructure to Help Customers Maximize their Return on Investment.    BroadVision Global Services Organization, or ("BVGS"), provides a broad range of consulting, training and technical support services for all of our products. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customer business requirements. By using BVGS, customers and business partners are able to customize their application solutions to maximize the benefits of our enterprise self-service model.

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

        Leverage Alliances with Key Business Partners.    We partner with leading systems integrators, technology partners, value-added resellers ("VARs"), application service providers ("ASP"), software partners and hardware platform partners. These alliances provide additional sales and marketing channels for our products, enable us to more rapidly incorporate additional functions and platforms into our products and facilitate the successful deployment of customer applications.

        To accelerate the acceptance of our products, we have developed the BroadVision Partner Program. This Partner Program is a comprehensive, structured partnership relationship designed to drive effective partner alliances and ensure the success of these relationships by jointly identifying and pursuing specific business objectives. The BroadVision Partner Program operates within a framework of proactive business planning, revenue targeting initiatives, structured sales enablement and enhanced BroadVision training as well as marketing and sales engineering support. The Partner Program is intended to help our partners successfully develop, promote, and sell their services and solutions in close coordination with our newly expanded network of sales engineering, channel and partner marketing and professional consulting services. The Partner Program assists our partners in growing their businesses by incorporating our core competency and personalizing interactions and transactions with a wide range of constituencies into a focused execution matrix.

        Support Diverse Customer Business Models.    We intend to continue our commitment to flexibility by offering our customers choices for the deployment of our applications. Customers can choose to deploy our applications using their own in-house technical resources, engaging with BVGS or working with a BroadVision-trained systems integrator or distribution partner, or applying a combination of our resources and those of a partner to assist with implementation.

        Our strategies involve substantial risks. We may be unable to implement our strategies and our strategies, even if implemented, may not lead to successful achievement of our objective. If we are unable to implement our strategies effectively, our business may be harmed.

BroadVision Solutions

        BroadVision provides a complete line of enterprise self-service software products for enabling large-scale e-business. All BroadVision products reflect the principles of excellence that drive our company's culture: adherence to open standards, scalability and performance, data and transaction security, high-powered functionality based on expert business logic and rigorous testing for quality assurance.

  BroadVision Commerce Solutions

  BroadVision Business Commerce

  BroadVision Business Commerce is a B2B direct solution for online marketing, sales and service. With BroadVision Business Commerce, customers can buy from businesses in one of three ways: directly from their web site, through their own procurement software or through a public marketplace. Large-scale business-to-business sellers use BroadVision Business Commerce to create e-businesses that integrate with a structured back-end business system.

  BroadVision Retail Commerce

  BroadVision Retail Commerce provides a thorough solution for empowering retailers to deepen relationships with and better understand customers; complete merchandising functions with ease; increase revenues by offering the best service for the best customers; and conduct real-time, targeted transactions from any device—wireless, web, kiosk and so on. BroadVision Retail Commerce is used by Fortune 500 retailers to maximize the profitability and efficiency of the online retailing channel.

  BroadVision Finance

  BroadVision Finance combines business rules and intelligent matching to dynamically customize content, news, quotes and service recommendations according to a customer's profile or a visitor's behavior. These advanced personalization capabilities can result in more transactions, increased opportunities for cross-selling and up-selling and greater customer loyalty.

  BroadVision-Amadeus Travel Commerce

  BroadVision-Amadeus Travel Commerce provides a comprehensive set of features to support both consumer and business related travel in a single, integrated, and personalized solution. Its customizable interface and personalization capabilities make online travel transactions for visitors to a website as comfortable as working with their favorite travel agency.

  BroadVision Billing

  BroadVision Billing is a comprehensive electronic bill presentment and payment (EBPP) application that allows organizations to transform billing operations over the Internet. It automates the business processes associated with presenting bills to customers and empowers them with capabilities to view, pay or dispute their bills online.

  BroadVision Enterprise Self-Service Platform and Tools

  BroadVision One-To-One Enterprise

  BroadVision One-To-One Enterprise, a highly scalable, reliable and mature application platform, enables organizations to deploy and manage enterprise self-service applications that maximize growth, reduce costs and enhance productivity. The BroadVision platform offers powerful tools for establishing personalized marketing and service over the Internet and wireless devices.

  BroadVision Command Center

  BroadVision Command Center is a rule-based personalization system for online businesses. It delivers a rich set of personalization features. This easy-to-use tool lets business users design online marketing personalization strategies. It lets businesses define communities of web site visitors with similar demographics, transaction value or other attributes. Web site visitors see content tailored to their interests, making their web experience relevant and compelling.

  BroadVision Mobile Solution

  BroadVision Mobile Solution personalizes content for users and their devices so they can get what they need quickly. The product includes multi-channel features, open architecture and use of advanced Internet standards of Extensible Markup Language, or "XML", Extensible Stylesheet Language, or "XSL", Java and JavaScript.

  BroadVision Portal

  BroadVision InfoExchange Portal

  BroadVision's next generation of e-business and portal technology transforms the way companies can use the web to reduce IT and overall business costs, increase revenue and improve the productivity of all of their key constituents—including employees, business partners, suppliers and customers. BroadVision InfoExchange Portal provides personalized access to information along with a powerful, collaborative business process environment.

  BroadVision Content Management

  BroadVision One-To-One Content

  BroadVision One-To-One Content allows organizations to maximize the value of their content assets by delivering highly personalized content to customers, employees, and partners exactly the way they want it via web, wireless or print. This end-to-end content solution effectively manages all types of business content throughout its entire lifecycle from design, creation, and management through deployment and distribution.

  BroadVision Publishing Center

  BroadVision Publishing Center is a tool with a web-based interface for managing distributed, collaborative online content development. It allows a distributed team of non-technical content experts to manage every aspect of site content, including creation, editing, staging, production and archiving.

  BroadVision Instant Publisher

  BroadVision Instant Publisher allows casual content contributors to leverage the functionality of BroadVision Publishing Center without extensive training. It uses customized, business-specific forms that permit easy data entry and are usually specific to a content type.

  BroadVision QuickSilver

  BroadVision QuickSilver is a full-featured software package for creating and publishing long, complex documents in multiple output formats (including HTML, PDF, Postscript and ASCII) across different platforms and networks. The XML Publisher extends the power and versatility of QuickSilver to include XML file interchange support.

  Key Capabilities of BroadVision's Solutions

        We have designed all BroadVision solutions for use in mission-critical, high-performance environments by companies with demanding architecture, deployment and maintenance requirements. Some of the key capabilities of the applications include:

  •
  Ease of use—tools designed with graphical user interfaces allowing non-technical business managers to modify business rules and content in real time.

  •
  Scalability—robust embedded application server functionality allows BroadVision One-To-One applications to support large numbers of concurrent customers and transactions.

  •
  Flexible integration—a comprehensive set of application programming interface ("APIs") allows integration with a variety of legacy business systems such as Oracle, PeopleSoft, SAP, and custom mainframe systems.

  •
  Open standards-based architecture—object-oriented application code written in J2EE programming environments, including Java and JavaScript, and where appropriate C++, allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements. Support for the CORBA standard for object-oriented computing enables high-volume performance, flexible application deployment and easy integration with other third-party or legacy applications. Our applications fully support XML, which is the emerging standard for managing and exchanging data between e-business systems as well as for re-purposing and sending information to wireless devices. In addition, we use other widely accepted standards in developing our products, including Web Services, Structured Query Language ("SQL") for

    accessing relational database management systems; Common Gateway Interface ("CGI") and Hypertext Transfer Protocol ("HTTP") for web access; Netscape Application Programming Interface ("NAPI") for access to Netscape's web servers; Secure Socket Layer ("SSL") for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA. Our applications can be operated in conjunction with relational database management systems provided by IBM Corporation, Informix, Microsoft, Oracle and Sybase.

  •
  Secure transaction processing—secure handling of a wide range of commercial and financial services transactions includes order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with other products.

  •
  Multi-platform availability—BroadVision One-To-One Enterprise and its associated applications are available on a variety of platforms including IBM AIX, Sun Solaris, Microsoft Windows NT and Hewlett-Packard's HP-UX. Supported databases include Oracle, Sybase, Informix and Microsoft SQL Server.

  •
  Multilingual/Multicurrency—availability of content display and interface in Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages and support for a wide range of currencies, including the Euro, enable worldwide use of our applications.

Other Products

        In addition to our products, we have entered into agreements that enable us to resell selected other third-party software products from KANA, IONA Technologies, FAST, BEA Systems, and IBM Corporation. These are sublicensed to end users and either incorporated in or sold as options to our products. Of total software license revenues, license revenue from these third-party products constituted approximately 4% in the year ended December 31, 2001, 5% in the year ended December 31, 2000 and 7% in the year ended December 31, 1999.

Product Development

        We believe that our future success will depend in large part on our ability to enhance and extend the BroadVision enterprise self-service applications suite and enterprise self-service platform and associated technologies, maintain technological leadership and satisfy an evolving range of customer requirements for large-scale interactive online relationship management applications.

        Our product development organization is responsible for developing product architecture and core technology, product testing, quality assurance, writing product user documentation and expanding the ability of BroadVision products to operate with the leading hardware platforms, operating systems, database management systems and key electronic commerce transaction processing standards.

        Since inception, we have made substantial investments in product development and related activities. Certain technologies have been acquired and integrated into BroadVision products through licensing arrangements.

        As of December 31, 2001, we had 305 employees in our product development organization. Our research and development expenses were $78.7 million in the year ended December 31, 2001, $51.6 million in the year ended December 31, 2000 and $14.6 million in the year ended December 31, 1999.

        To date, we have not capitalized any software development costs as products are made available for general release relatively concurrently with the establishment of technological feasibility. We expect to continue to devote substantial resources to our product development activities.

BroadVision Global Services

        BroadVision provides a full spectrum of global services to help ensure success for businesses, including our up-front Solution Value Proposition, consulting services, and ongoing training and support. The BroadVision Global Services organization consists of business, content and creative and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.

  BroadVision Solution Value Proposition

  The BroadVision Solution Value Proposition is a new service designed to help organizations bring focus to their vision and quantify the potential return on their strategic e-business initiatives. It includes an evaluation of an organization's e-business strategy and recommendations on how organizations can transform interactions and transactions with key constituents to quickly increase growth and productivity while reducing business and IT costs.

  Consulting

  A summary of the consulting services provided by BVGS is as follows:

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

  Interactive Services.    We provide technical services for development of customized BroadVision applications, custom interfaces, data conversions and system integration. These consultants participate in a wide range of activities, including requirements definition, solution design, development and implementation and performance planning, architecture and tuning. These consultants also provide advanced technology services focused on application development for custom objects and templates and database administration and tuning.

  Content and Creative Services.    This group specializes in information architecture, content management, sourcing, workflow processes and user experience design. The group is made up of BroadVision product design experts and a variety of leading third-party design companies. This team combines extensive interactive design and marketing experience to build effective user experiences.

  Support Services

  We have tiered our support programs to better serve the needs of our worldwide customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases as necessary, as well as product enhancements.

  Training

  Under the banner of BroadVision University, we deliver training solutions that ensure our customers and partners have access to timely and effective training for successful implementation of BroadVision applications globally. Our advanced delivery infrastructure allows us to deliver courses throughout the world at our facilities or at customer locations. In addition to instructor led courses, BroadVision University has launched a global e-learning platform to facilitate the delivery of web-based on-demand courses. BroadVision University also delivers an extensive training program to BroadVision employees to ensure high-quality and consistent training of our own personnel. This program provides a series of foundation courses that are general in content for all audiences as well as specific courses.

  Delivery Methodology

  BroadVision One-To-One LiveCycle is a multi-disciplinary process that integrates business, content management and creative and technical expertise to take sites live efficiently. Structured into four phases—Define, Design, Develop, Deploy—each phase has a suggested best practice set of tasks and deliverables formulated to identify all the key issues required to launch a high-performance and profitable site.

  iGuide

  iGuide is a web-based application that draws on the functionality of BroadVision One-To-One Enterprise and InfoExchange Portal to help customers and partners implement solutions built on BroadVision software. It provides easy access to expertise and methodology to ensure faster, lower-cost and more successful implementations.

Strategic Alliances

        We recognize that today's organizations require an open, partner-based approach to e-business. That is why we have assembled a team of best-of-breed partners with the skills, services and value-added products necessary to design, deploy and manage a global e-business. Working together, BroadVision and our partners can help organizations go live quickly with dynamic, interactive applications.

Platform Partners

        Our platform partners are industry-leading firms that possess significant market share and technology leadership. Their products include hardware, operating systems, network products and services and database systems. With BroadVision, they integrate their products with our suite of enterprise self-service applications and commit globally to develop joint technology, marketing and selling programs with BroadVision.

        BEA Systems.    In November 2000, BroadVision and BEA Systems announced a strategic alliance under which BEA Systems' WebLogic Server would be marketed in conjunction with BroadVision One-To-One Enterprise. This arrangement is intended to allow users to combine BEA's leading Java-based application server technology with our leading e-business software applications.

        Hewlett-Packard.    In April 1999, we announced a strategic alliance with Hewlett-Packard in which Hewlett-Packard agreed to resell and support the current BroadVision product suite and to co-develop, sell and support integrated business-portal solutions. In June 2000, the companies deepened their strategic relationship by signing a consulting Systems Integration Partner Agreement, which engaged more than 400 consultants trained by HP Consulting for more than 40 BroadVision customer implementations worldwide. In February 2002, the companies signed an agreement, which terminated

Hewlett-Packard's rights to resell our software. The companies plan to continue a marketing relationship and we will continue to sell next-generation e-commerce applications based on Hewlett-Packard's technology.

        IBM.    BroadVision and IBM have formed a partnership in September 2000 to integrate our full suite of BroadVision applications on IBM's RS/6000 servers in conjunction with IBM's DB2 data management software. The resulting application platform provides customers with more choices for building and deploying their e-business web sites. BroadVision and IBM will work to integrate the solutions with IBM WebSphere for Enterprise Java Beans integration with back-end systems. In addition, IBM Global Services has created a practice of service professionals around the world to help customers implement BroadVision applications. In December 2001, IBM and BroadVision entered into an agreement whereby, we could resell IBM's WebSphere Application Server product as a component of BroadVision Solutions.

        Intel.    BroadVision and Intel have had a marketing alliance since November 2000, focused on advancing both companies' commitment to deliver cost-effective, enterprise-class e-business solutions on Intel-based platforms.

        NCR Corporation.    In November 2000, data warehousing and automatic teller machine, or ATM, leader NCR Corporation and BroadVision announced a worldwide agreement to enable companies to drive business growth with personalized communications to consumers and businesses. Through this agreement, NCR and BroadVision plan to work together to develop software adapters between our enterprise self-service applications and NCR's world-class Teradata database, Customer Relationship Management solutions and ATMs.

        Sun Microsystems.    BroadVision and Sun Microsystems formed an alliance in March 2000 that provides for joint engineering, marketing, and sales initiatives to develop, promote, and sell next-generation e-commerce applications based on Sun's premier Java 2 Enterprise Edition (J2EE) technology.

System Integrators and Consulting Partners

        Our system integrators and consulting partners help customers plan and implement their enterprise self-service strategies—including integration with front- and back-office systems. They have developed their own industry-leading technologies and best practices that complement our applications.

Application Service Providers

        Our application service provider partners develop, host and support value-added application products based on our technology. These application products typically extend our technology into new areas or leverage our applications by adding industry-specific functionality, providing targeted solutions that address specific market needs. In March 2001, BroadVision and SprintE--Solutions entered into a strategic relationship for ASP and hosted services for BroadVision-based solutions.

Technology Partners

        Additionally, we have developed key technology partnerships with leading web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base our products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as KANA, Genesys, SeeBeyond, WebMethods and Yantra.

Customers and Markets

        As of December 31, 2001, we had licensed our products to over 1,200 end-user customers and partners. During the years ended December 31, 2001, 2000 and 1999, no customer accounted for more than 10% of our total revenues.

        Our primary target customers are Global 2000 organizations that are at the forefront of building innovative enterprise self-service applications to increase revenues, improve productivity and reduce operational costs.

        A sample listing of our customers by industry is as follows:

  •
  Financial Services: Achema, Answer Financial, Banca Popolare, Bank of America, CIBC, Citibank, e-Trade, FleetBoston, ING Bank, Lloyds TSB Bank, Northern Trust, Tatra Bank, State Bank of India, Unicredito Italia.

  •
  Manufacturing/Industrial Equipment/Distribution: Agilent, Boeing, Crown Equipment, Dickson Cyber Concepts, GE Supply, Hilti, Holcim Group, Invacare, Intel, ISTARK, Merck Medco, Molex, Motorola, NEXANS, NCR, Northrup Grumman, Owens Corning, Schneider Electronics, Solectron, Sony, Toshiba, WETHAI, WW Grainger, Xilinx.

  •
  Oil/Gas/Utilities: Aramco Service Company, Centrica, Energis.

  •
  Public Sector: Cardinal Health, Department of the Air Force, Ministry of Defense, US Coast Guard, US General Services Administration, US Postal Service.

  •
  Retail: Circuit City, Home Depot, Maytag, OfficeMax, Pitney Bowes, RedEnvelope, Sears Roebuck, Wal*Mart.

  •
  Telecom: British Telecom, ConnectOne, Japan Telecom, KPN, MCI Worldcom, Mobile Business Communications, Voicestream, and Vodafone.

  •
  Travel/Leisure: Aer Lingus, Air Canada, Cendant, EGET, Iberia, OPODO, RailEurope.

Sales and Marketing

        We market our products primarily through a direct sales organization with operations in North America, Europe, and Asia/Pacific. On December 31, 2001, our direct sales organization included 229 sales representatives, managers and sales support.

        We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas sales and marketing organizations, offices are located in the United States in Arizona, California, Colorado, Georgia, Illinois, Indiana, Kansas, Massachusetts, Michigan, Minnesota, Missouri, New York, Ohio, Pennsylvania, Texas, Virginia and Washington; in Canada, in Ontario and Vancouver, British Columbia; in Argentina and Mexico.

        Sales and marketing offices for our Europe region are located in Austria, Denmark, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

        Our sales and marketing offices in the Asia Pacific/Japan/India/Middle East region are located in India, Japan, the People's Republic of China, including Hong Kong, the Republic of China (Taiwan), and Singapore.

        Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our enterprise self-service capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at our headquarters. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the application. Our global services organization helps customers to design, and then develop and deploy, their applications.

        As of December 31, 2001, 89 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

        Our marketing efforts are targeted at:

  •
  building market awareness through press and industry analyst relations;

  •
  creating brand awareness and visibility;

  •
  producing and maintaining marketing collateral and sales tools;

  •
  generating and developing marketing and sales leads;

  •
  developing and supporting marketing programs associated with various alliance partners; and

  •
  developing materials associated with industry solutions.

Competition

        If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business solutions is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

  •
  in-house development efforts by prospective customers or partners;

  •
  other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Art Technology Group Inc., Blue Martini, IBM Corporation, Microsoft, Oracle, PeopleSoft, Plumtree, SAP, Siebel and Vignette Corporation and

  •
  web content developers that develop custom software or integrate other application software into custom solutions.

        The principal competitive factors affecting the market for our products are:

  •
  depth and breadth of functionality offered;

  •
  ease of application development;

  •
  availability of knowledgeable developers;

  •
  time required for application development;

  •
  reliance on industry standards;

  •
  product reliability;

  •
  proven track record;

  •
  scalability;

  •
  maintainability;

  •
  personalization and other features;

  •
  product quality;

  •
  price; and

  •
  technical support.

        Compared to BroadVision, many of these and other current and future competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies also can use their greater name recognition and more extensive customer base to gain market share at our expense. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. We may be unable to compete successfully with current or new competitors.

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

Recent Acquisitions and Dispositions

        On June 29, 2001, we completed our acquisition of Keyeon, LLC, formerly a joint venture in which we previously held an interest of approximately 36%. As consideration for the acquisition, we issued 2,713,280 shares of our common stock valued at $13.6 million to the other former participants in the joint venture which resulted in us owning 100% of the outstanding shares of Keyeon, LLC. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in our consolidated financial statements from the date of acquisition.

        On April 30, 2001 and May 15, 2001, we entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, a wholly-owned subsidiary of ours, which we acquired as part of the acquisition of Interleaf in April 2000. We recorded a loss on sale of assets of approximately $1.3 million.

        On April 14, 2000, we acquired Interleaf, Inc. and its subsidiaries ("Interleaf") pursuant to a statutory merger involving a stock-for-stock exchange. We acquired Interleaf primarily to enable us to add significant wireless technology capabilities and substantially increase our ability to provide enhanced personalized e-business applications across multi-touch points.

        See "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note 2 of "Notes to Consolidated Financial Statements" for more detailed information.

Employees

        As of December 31, 2001, we employed a total of 1,102 full-time employees, of whom 762 are based in North America and South America, 262 in Europe and 78 in Asia. Of these full-time employees, 318 are in sales and marketing, 305 are in product development, 394 are in global services and client support, and 85 are in finance, administration and operations. As of December 31, 2000 we employed 2,412 full-time employees and 652 full-time employees as of December 31, 1999.

        We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

  Executive Officers

        The following table sets forth certain information regarding our current executive officers.

Name	Age	Position
Pehong Chen	44	Chairman of the Board, Chief Executive Officer and President
Francis Barton	55	Executive Vice President and Chief Financial Officer
James W. Thanos	53	Executive Vice President and General Manager, Worldwide Field Operations
Chris M. Grejtak	53	Executive Vice President, Worldwide Marketing and Business Development, and Chief Marketing Officer

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

        Francis Barton has served as our Chief Financial Officer ("CFO") since October 15, 2001. He previously held the positions of Senior Vice President and CFO for Advanced Micro Devices, a semiconductor manufacturer, from 1998 to 2001 and CFO for Amdahl Corporation, an integrator of computing solutions, from 1996 to 1998. Prior to Amdahl, Mr. Barton was with Digital Equipment Corporation for 22 years. Mr. Barton is a veteran of the US Army and served in the 1st Special Forces Group. He holds an M.B.A. in Finance from Northeastern University and a B.S. in Chemical Engineering from Worcester Polytechnic Institute.

        James W. Thanos has served as our Executive Vice President and General Manager, Worldwide Field Operations, since January 2000 and as our Vice President and General Manager, Americas since January 1998. From January 1995 to January 1998, Mr. Thanos served as Vice President of North American Operations of Aurum Software, a sales force automation company. From May 1994 to January 1995, Mr. Thanos served as Vice President of Sales of Digital Equipment Corporation, a provider of information technology products, services and solutions. From January 1993 to December 1994, Mr. Thanos served as Vice President of Sales of Harvest Software, an optical character recognition software company. From December 1988 to January 1993, Mr. Thanos served as Vice President of Sales Operations of Metaphor, a decision support software company. Mr. Thanos holds a B.A. in International Relations from Johns Hopkins University.

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

ITEM 2. PROPERTIES

        Our principal administration, research and development, sales, consulting, training and support facilities are located in Redwood City, California, where we occupy approximately 115,000 square feet pursuant to leases expiring through 2007. In April 2000 we also entered into a lease for a new 530,000 square foot headquarters facility located in Redwood City, California, which was available for occupancy as of December 31, 2001. We have not yet occupied this facility. We have plans to occupy the facility in stages commencing October of 2004. We have included some of the remaining lease terms in our restructuring plan. We expect to sublet this facility for some of the remaining lease term. As of December 31, 2001, we had sublet approximately 37,000 square feet through December 2006.

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

ITEM 3. LEGAL PROCEEDINGS

        In April, 2001 we filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits were filed against us and certain of our officers and directors. In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints allege that BroadVision and the individual defendants violated federal securities laws in connection with our reporting of financial results during such period. The lawsuits have been consolidated into a single action, as is customary in such cases. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of our board of directors as additional defendants. We anticipate to file a motion to dismiss the Second Amended Consolidated Complaint in May 2002. A hearing on this motion to dismiss has yet to be scheduled. We believe that the lawsuits are without merit and continue to defend ourselves vigorously.

        On June 7, 2001, Verity, Inc. filed suit against us alleging copyright infringement, breach of contract, unfair competition and other claims. We have answered the complaint denying all allegations and are defending ourselves vigorously.

        We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations of financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Nasdaq National Market under the symbol "BVSN." The following table shows high and low sale prices per share of the common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year 2001
First Quarter	$18.50	$4.75
Second Quarter	8.48	2.50
Third Quarter	5.29	0.68
Fourth Quarter	3.96	0.79
Fiscal Year 2000
First Quarter	$93.29	$37.38
Second Quarter	63.69	25.25
Third Quarter	56.88	25.50
Fourth Quarter	37.13	11.00

        As of March 26, 2002, there were 1,992 holders of record of our common stock. On March 26, 2002, the last sale price reported on the Nasdaq National Market System for our common stock was $1.87 per share.

        We have never declared or paid cash dividends on our common stock, and it is our present intention to retain earnings to finance the expansion of our business. In addition, our credit facility with our commercial lender contains certain covenants that may limit our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of BroadVision and Notes thereto, and other financial information included elsewhere in of this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	Years Ended December 31,
	2001	2000	1999	1998	1997
	(In Thousands, Except Per Share Data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$101,480	$250,838	$75,383	$36,067	$18,973
Services	143,018	163,078	40,131	14,844	8,132

Total revenues	244,498	413,916	115,514	50,911	27,105
Cost of revenues:
Cost of software licenses	9,895	7,827	3,703	1,001	1,664
Cost of services	93,714	117,808	25,108	8,704	4,284

Total cost of revenues	103,609	125,635	28,811	9,705	5,948

Gross profit	140,889	288,281	86,703	41,206	21,157
Operating expenses:
Research and development	78,677	51,621	14,568	9,227	7,392
Sales and marketing	139,799	167,415	48,903	26,269	18,413
General and administrative	42,311	28,088	7,970	3,786	2,990
Goodwill and intangible amortization	211,216	187,855	—	—	—
Charge for acquired in-process technology	6,418	10,100	—	—	—
Restructuring charge	153,284	—	—	—	—
Impairment of goodwill and other intangibles	336,379	—	—	—	—

Total operating expenses	968,084	445,079	71,441	39,282	28,795
Operating (loss) income	(827,195)	(156,798)	15,262	1,924	(7,638)

Other, net	(9,064)	(4,831)	3,547	2,115	265

Net (loss) income	$(836,259)	$(161,629)	$18,809	$4,039	$(7,373)

Net (loss) earnings per share:
Basic (loss) earnings per share	$(3.02)	$(0.62)	$0.08	$0.02	$(0.04)

Shares used in computation—basic (loss) earnings per share	276,733	259,780	229,128	210,114	181,872

Diluted (loss) earnings per share	$(3.02)	$(0.62)	$0.07	$0.02	$(0.04)

Shares used in computation—diluted (loss) earnings per share	276,733	259,780	260,712	230,877	181,872

	As of December 31,
	2001	2000	1999	1998	1997
	(In Thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$75,758	$153,137	$279,823	$61,878	$8,277
Working capital	97,114	217,998	324,156	63,620	11,485
Total assets	392,417	1,143,024	406,128	101,562	26,539
Debt and capital leases, less current portion	2,922	3,897	4,890	3,194	3,005
Accumulated deficit	(998,682)	(162,423)	(794)	(19,603)	(23,642)
Total stockholders' equity	203,147	1,009,298	345,188	81,809	15,121

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop and sell a comprehensive suite of enterprise self-service (ESS) applications and technology that enable organizations to transform the way they do business by conducting interactions, transactions and services on a personalized self-service model. As of December 31, 2001 more than 1,200 leading companies and government entities around the globe use our applications to enable their enterprise self-service initiatives. They are leveraging the web and wireless technology in conjunction with our software to unify and extend their legacy applications, information and business processes to better serve their employees, partners and customers in a personalized and collaborative way.

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

        At December 31, 2001, supporting this application infrastructure are more than 100 partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools, and services offerings that extend and enhance customers' BroadVision implementations.

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

        We sell our products and services worldwide through a direct sales force and a channel of independent distributors, value-added resellers, or VARs, and application service providers, or ASPs. In addition, our sales are promoted through independent professional consulting organizations, known as systems integrators, or consulting partners and through members of a global network of strategic business relationships with key industry platform and web developer partners. We also engage in strategic business alliances to assist with the marketing, selling and development of our customers' applications. We place a strategic emphasis on technology alliances to ensure that our products are based on industry standards and to position us to take advantage of current and emerging technologies. All of these independent entities are often referred to in this document as "partners." The benefits of this approach include enabling us to focus on our core competencies while reducing time to market and simplifying the task of designing and developing applications for us and our customers. We have operations in North America, South America, Europe, and Asia/Pacific.

Recent Events

        We experienced a general downturn in the economy, our industry and our business, since the beginning of 2001. This downturn may continue in the future and has had and could continue to have an impact on our future financial results. As discussed in Note 9 of Notes to Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001. A pre-tax charge of $153.3 million was recorded in the year ended December 31, 2001 to provide for these actions and other related items. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates which was based upon market trend information analyses. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        During the second quarter of 2001, we announced a voluntary stock option exchange program, or Offer, for our employees and directors. Under the program, our employees and directors had the opportunity, if they so chose, to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. The Offer remained outstanding until 5:00 p.m., Pacific Daylight Time, on May 25, 2001 (the "Expiration Date"). These elections were required to include all options granted during the prior six-month period. A total of 937 individuals elected to participate in the Offer. These individuals tendered a total of 23.5 million options to purchase common stock in return for our promise to grant new options on the grant date of November 27, 2001. A total of 9.4 million options were granted at the fair market value of $3.89 per share, the opening price of our common stock on November 27, 2001, to those employees who had been continuously employed with us from the date they tendered their original options through November 27, 2001. The exchange program complies with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. Employees located in Sweden were not eligible for this program.

        During the third quarter of 2001, as discussed in Note 4 of Notes to Consolidated Financial Statements, we recorded an impairment charge related to goodwill and other intangible assets. The impairment assessment was performed primarily due to the significant decline in our stock price, the net book value of assets significantly exceeding our market capitalization and the overall decline in industry growth rates which have negatively impacted our revenues and forecasted revenue growth rate. Also, various economic indicators suggest that this trend may continue for an indefinite period. As a result, we recorded a $336.4 million impairment charge during 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with our acquisitions, primarily the Interleaf acquisition, to their estimated fair value.

        Comparisons of financial performance made in this document are not necessarily indicative of future performance.

Critical Accounting Policies

        BroadVision management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes, restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions.

        We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

  Revenue Recognition

        Overview—Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training. Software is generally licensed for development use and for its use in deployment of the customer's website. Fees for deployment licenses are generally based on the number of persons who register on a customer's website using our software. Our revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended; SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission's Staff Accounting Bulleting, or SAB, No. 101, Revenue Recognition in Financial Statements. SAB No. 101 became effective in the quarter beginning October 1, 2000. The adoption of SAB No. 101 did not have a material impact on our results of operations, financial position, or cash flows.

        Software License Revenue—We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue. We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

        Services Revenue—Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months. Our professional services are delivered through BVGS, which consists of consulting, maintenance and training. Services that we provide are not essential to the functionality of our software. This group provides consulting services, manages projects and client relationships, manages the needs of our partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to our customers and partners. We record reimbursement by our customers for out-of-pocket expenses as a reduction to cost of sales.

  Allowances and Reserves

        Occasionally, our customers experience financial difficulty after we record the sale but before we are paid. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record estimated reductions to revenue for potential returns of products by our customers. If market conditions were to decline, we may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

  Impairment Assessments

        We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses or an inability to recover the carrying value of our investments that may not be reflected in our investments' current carrying value, thereby possibly requiring an impairment charge in the future. We periodically assess the value of goodwill and intangible assets to ensure that the carrying amount of the assets are recoverable. It is possible that the estimates and assumptions used in our assessment may change in the short term, which would result in further impairments of goodwill and intangible assets. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value. As described in "Recent Accounting Pronouncements" in this document, our accounting for goodwill will change in 2002 upon adoption of SFAS No. 142.

  Deferred Tax Assets

        We analyze our deferred tax assets with regards to potential realization. We have established a valuation allowance on a significant portion of our deferred tax assets based upon the uncertainty of their realization. We have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

  Restructuring

        Based on the downturn in the economy, our industry and our business, we have recorded restructuring charges to align our cost structure with these changing market conditions and to create a more efficient organization. To the extent actual events and circumstances, such as the amount and timing of future sublease income, differ from estimates made when the restructuring charges are recorded, we may increase or decrease income in the period such changes are noted.

  Legal Matters

        Management's current estimated range of liability related to pending litigation is based on claims for which our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the potential liability related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Statement of Operations as a Percent of Total Revenues

        The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Years Ended December 31,
	2001	2000	1999
Revenues:
Software licenses	42%	61%	65%
Services	58	39	35

Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	4	2	3
Cost of services	38	28	22

Total cost of revenues	42	30	25

Gross profit	58	70	75
Operating expenses:
Research and development	32	13	13
Sales and marketing	57	41	42
General and administrative	17	7	7
Goodwill and intangible amortization	86	45	—
Charge for acquired in-process technology	3	2	—
Restructuring charge	63	—	—
Impairment of goodwill and other intangibles	138	—	—

Total operating expenses	396	108	62

Operating (loss) income	(338)	(38)	13

Other (expense) income, net	(3)	4	4

(Loss) income before provision for income taxes	(341)	(33)	17

Provision for income taxes	1	6	1

Net (loss) income	(342)%	(39)%	16%

Results of Operations

Revenues

        A summary of our software and services revenues by geographic region for the periods indicated is as follows:

	Software	%	Services	%	Total	%
	(Dollars in Thousands)
Year Ended December 31, 2001:
Americas	$51,863	51%	$95,243	66%	$147,106	61%
Europe	37,606	37	36,741	26	74,347	30
Asia/Pacific	12,011	12	11,034	8	23,045	9

Total	$101,480	100%	$143,018	100%	$244,498	100%

Year Ended December 31, 2000:
Americas	$145,277	58%	$126,756	78%	$272,033	66%
Europe	80,531	32	27,011	16	107,542	26
Asia/Pacific	25,030	10	9,311	6	34,341	8

Total	$250,838	100%	$163,078	100%	$413,916	100%

Year Ended December 31, 1999:
Americas	$48,822	65%	$30,501	76%	$79,323	69%
Europe	18,918	25	7,293	18	26,211	22
Asia/Pacific	7,643	10	2,337	6	9,980	9

Total	$75,383	100%	$40,131	100%	$115,514	100%

2001 versus 2000

        Total revenues for the year ended December 31, 2001 decreased $169.4 million or 41% on a year-over-year basis, and consisted of a decrease in software license revenue of $149.4 million or 60% and a decrease in services revenue of $20.0 million or 12%.

        The 60% decrease in software license revenues is attributable to an overall decline in the economy throughout the 2001 fiscal year in comparison to the 2000 fiscal year. Continued economic uncertainty affected the spending on information technology, which significantly affected our license revenue during 2001. Software product license revenues for our One-to-One Enterprise decreased to $7.7 million in 2001 as compared to $18.6 million in 2000. Software license revenues for our web applications and tools, or packaged solutions, decreased to $93.8 million in 2001 as compared to $232.2 million in 2000. Included in the One-to-One Enterprise and web application and tool numbers are deployment license revenues, which decreased to $31.6 million in 2001 as compared to $81.8 million in 2000. During the year ended December 31, 2001, we licensed 115 new end-user customers and 26 new partners which compares with approximately 557 new end-user customers and 74 new partners for the year ended December 31, 2000. As of December 31, 2001, we had a total installed base of 1,310 consisting of 1,087 end-user customers and 223 partners, which compares with 972 end-user customers and 197 partners as of December 31, 2000.

        The 12% decrease in services revenue is a result of decreased business volume associated with decreased software license revenues over the past year and an overall decline in the economy. The decrease in overall services revenue was partially offset by an increase in maintenance related revenue derived from maintenance renewal agreements and new software license agreements in fiscal 2001. Maintenance related fees for technical support and product upgrades were $59.9 million in 2001 which compares to $46.2 million in 2000.

2000 versus 1999

        Total revenues for the year ended December 31, 2000 increased $298.4 million or 258% on a year-over-year basis, and consisted of an increase in software license revenue of $175.5 million or 233% and an increase in services revenue of $122.9 million or 306%.

        The 233% increase in software license revenues was a result of continued strong demand by existing and new customers for our expanding product line and core competencies and the growing market for business-to-business and business-to-consumer e-commerce software application solutions. Our aggressive growth and enhanced presence in global markets were contributing factors in our overall increase in revenues. Also contributing to increased revenues were sales of software licenses of products acquired in the Interleaf transaction. Revenues attributed to the sales of software licenses for products acquired as a result of the Interleaf acquisition were approximately $11 million from the date of acquisition through December 31, 2000. During the year, we continued to expand the functionality and personalization attributes of our application products that contributed to a broadened customer base and an increased level of repeat business. In addition, our deployment license revenues, which are based upon related user profiles, continued to accelerate as a result of an increasingly large number of live sites.

        Software product license revenues for our One-to-One Enterprise increased to $18.6 million in 2000 as compared to $14.6 million in 1999. Software license revenues for our web applications and tools, or packaged solutions, increased to $232.2 million in 2000 as compared to $60.8 million in 1999. Deployment license revenues increased to $81.8 million in 2000 as compared to $31.2 million in 1999. During the year ended December 31, 2000, we licensed 557 new end-user customers, including customers acquired as part of the Interleaf acquisition, and 74 new partners which compares with approximately 217 new end-user customers and 47 new partners for the year ended December 31, 1999. As of December 31, 2000, we had a total installed base of 1,169 consisting of 972 end-user customers, including customers acquired as part of the Interleaf acquisition, and 197 partners, which compares with 415 end-user customers and 123 partners as of December 31, 1999.

        The 306% increase in services revenue is a result of higher levels of consulting related services associated with increased business volumes and higher customer support revenues derived from a larger installed customer base. Maintenance related fees for technical support and product upgrades were $46.2 million in 2000 which compares to $13.4 million in 1999. We also experienced increases in services and maintenance revenues as a result of the Interleaf acquisition. Total services revenues related to customers acquired as a result of the Interleaf acquisition were approximately $17 million. During fiscal 2000, we expanded our corporate training facilities by building new training centers in Chicago, Illinois, the United Kingdom and Taipei, Taiwan.

Cost of Revenues

        Cost of software licenses includes the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

        Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, maintenance support and instructional training services.

	Years Ended December 31,
	2001	%	2000	%	1999	%
	(Dollars in Thousands)
Cost of software licenses(1)	$9,895	10%	$7,827	3%	$3,703	5%
Cost of services(2)	93,714	66	117,808	72	25,108	63

Total cost of revenues(3)	$103,609	42%	$125,635	30%	$28,811	25%

(1)
Percentage is calculated based on total software license revenues for the period indicated.
(2)
Percentage is calculated based on total services revenues for the period indicated.
(3)
Percentageis calculated based on total revenues for the period indicated.

2001 versus 2000

        For the year ended December 31, 2001, cost of software licenses increased $2.1 million or 26% on a year-over-year basis. Cost of software licenses as a percent of license revenues was 10% in 2001 as compared to 3% in 2000. The increases in the 2001 fiscal year from the 2000 fiscal year are due to a higher level of sales with associated royalties due on third-party products. In addition, during the year ended December 31, 2001, we recorded expense for a prepaid royalty of $500,000 to third parties for products that we do not expect to sell in future years.

        Cost of services during 2001 decreased $24.1 million or 20% on a year-over-year basis. Cost of services as a percent of services revenues was 66% in 2001 as compared to 72% in 2000. The decrease in cost of services in absolute dollar terms and as a percentage of revenue during 2001 as compared to 2000 was the result of reductions in force that occurred during the 2001 fiscal year, which resulted in decreased salary and salary-related expenses as well as a decreased use of third party consultants. Total employees in BVGS were 394 as of December 31, 2001 as compared to 1,135 as of December 31, 2000.

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

        Cost of services revenues during 2000 increased $92.7 million or 369% on a year-over-year basis. Cost of services as a percent of services revenues was 72% in 2000 as compared to 63% in 1999. The increase in cost of services revenues in absolute dollar terms during 2000 as compared to 1999 is a result of higher business volumes as evidenced by increased services revenues. The increase in cost of services as a percentage of revenues can primarily be attributed to an increase in personnel who do not generate revenue during their initial training period. Total employees in BVGS were 1,135 as of December 31, 2000 as compared to 246 as of December 31, 1999. This includes employees added as a result of the Interleaf acquisition. In addition, we increased our use of outside consultants from the prior year in order to meet short-term demands.

Operating Expenses and Other Income (Expense), net

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

        Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as collateral materials, trade shows, public relations, advertising, and creative services.

        General and administrative expenses consist primarily of salaries, employee-related benefit costs, accounts receivable reserves expense, and professional service fees.

        A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues.

	Years Ended December 31,
	2001	%	2000	%	1999	%
	(Dollars in Thousands)
Research and development	$78,677	32%	$51,621	13%	$14,568	13%
Sales and marketing	139,799	57	167,415	41	48,903	42
General and administrative	42,311	17	28,088	7	7,970	7
Goodwill and intangible amortization	211,216	86	187,855	45	—	—
Charge for acquired in-process technology	6,418	3	10,100	2	—	—
Restructuring charge	153,284	63	—	—	—	—
Impairment of goodwill and other intangibles	336,379	138	—	—	—	—

Total operating expenses	$968,084	396%	$445,079	108%	$71,441	62%

Interest income	$11,404	5%	$16,706	4%	$5,142	4%

Other (expense) income, net	$(18,332)	(7)%	$1,511	0%	$(599)	(1)%

2001 versus 2000

        Research and development expenses for the year were $78.7 million in 2001 as compared to $51.6 million in 2000, which represents an increase of 52% year-over-year. The increase in research and development expenses is primarily attributable to increased efforts involved in the enhancement of existing applications and the development of our next generation of products partially offset by compensation reductions and cost-cutting efforts put in place during the 2001 fiscal year.

        Sales and marketing expenses for the year were $139.8 million in 2001 as compared to $167.4 million in 2000 which represents an decrease of 16% year-over-year. Sales and marketing expenses decreased as a result of decreased salary expense related to 2001 fiscal year reductions in force, in addition to decreased commission expense as a result of decreases in license revenue from 2000 to 2001.

        General and administrative expenses for the year were $42.3 million in 2001 as compared to $28.1 million in 2000, which represents an increase of 51% year-over-year. The increase in general and administrative expenses is attributable to higher professional fees primarily due to increased legal expenses and increases in the general reserves of our accounts receivable balances as a result of the effects of the economic slowdown and its impact on the operations of certain emerging electronic commerce customers, partially offset by decreased salary expense as a result of reductions in workforce.

        Goodwill and intangible amortization—On June 29, 2001, we completed our acquisition of Keyeon LLC ("Keyeon"), a joint venture in which we previously held an interest of approximately 36%. As consideration for the acquisition, we issued 2,713,280 shares of our common stock valued at $13.6 million to the other participants in the joint venture, which resulted in our owning 100% of the outstanding shares of Keyeon. The acquisition was accounted for as a purchase. As a result of the Keyeon acquisition, we recorded goodwill of $880,000. Amortization of goodwill related to the Keyeon acquisition was approximately $246,000 in 2001. We acquired Interleaf on April 14, 2000. We accounted for the acquisition as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $210.8 million in 2001 as compared to $187.6 million in 2000. On November 24, 1999, we acquired all of the registered shares of Fidutec Information Technology SA. We have accounted for this acquisition as a purchase business combination. Amortization of goodwill related to Fidutec was approximately $214,000 in 2001 and 2000. See Note 2 of Notes to Consolidated Financial Statements for additional information. As reported in Note 4 in Notes to Consolidated Financial Statements, we recorded a $336.4 million impairment charge during 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with our acquisitions, primarily the Interleaf acquisition, to their estimated fair value. Additionally, as reported in Note 1 of Notes to Consolidated Financial Statements, upon adoption of SFAS No. 142 on January 1, 2002, we will no longer amortize goodwill and the non-technology based intangible asset. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 15 months, subject to certain effects of the new accounting pronouncements described below under Recent Accounting Pronouncements. Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003. It is possible that we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

        Charge for acquired in-process technology—In connection with the Keyeon acquisition in 2001, $6.4 million was allocated to acquired in-process technology and $880,000 was allocated to goodwill and intangible assets. The acquired in-process technology includes a project to develop an employee portal product. We estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations. The income approach methodology was used to value the acquired in-process technology. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. These cash flows are discounted at a rate appropriate for the risk of the asset. The rate of return depends upon the stage of completion, which was estimated at 50 percent. An overall after tax discount rate of 30% was applied to the cash flows expected to be generated by the products incorporating technology currently under development. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The costs to complete this project were included in the year ending December 31, 2001 and there are no expected remaining costs.

        Restructuring charge—During the 2001 fiscal year, we approved a restructuring plan to restructure our worldwide operations including a reduction in workforce of approximately 859 employees and the consolidation of our operating facilities. These restructuring actions were taken to align our cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $153.3 million was recorded in 2001 which includes severance and benefits charges, lease abandonment costs, asset impairment charges and other charges incurred as a direct result of the restructuring. We determined a range of expected losses on lease abandonment. We accrued for losses at the low-end of a range in accordance with Statement of Financial Accounting Standards ("SFAS") No. 5, Accounting for Contingencies. The high-end of the range is estimated at $243.1 million, an increase in the restructuring charge of $89.8 million. Total severance and benefits costs were $9.1 million and included $662,000 of non-cash charges. Approximately $7.6 million of severance and benefits had been paid as of December 31, 2001 and the remaining $817,000 will be paid out in full during fiscal 2002. We terminated approximately 654 employees in North and South America and approximately 205 employees throughout Europe and Asia Pacific. The reduction in workforce occurred through all of our departments. Total facilities and excess assets charges were $143.8 million and included $36.8 million of asset impairment charges. Approximately $17.1 million of facilities charges had been paid as of December 31, 2001 and the remaining $89.9 million is expected to be paid out through 2008. Other restructuring charges of $405,000 are for various incremental costs incurred as a direct result of the restructuring. Approximately $292,000 had been paid as of December 31, 2001 with the remaining $113,000 to be paid in full during fiscal 2002. Actual future cash requirements may differ materially from the accrual at December 31, 2001, particularly if actual sublease income is significantly different from current estimates. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        Interest Income—Interest income decreased to $11.4 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000. The decrease is attributable to decreased cash balances.

        Other (expense) income, net for the 2001 fiscal year was an expense of $18.3 million as compared to income of $1.5 million in 2000. The main reason for the decrease is due to a decrease in short term investment gains on sale of $1.6 million, an increase in cost method investment realized losses of $11.7 million, an increase in equity in net loss from unconsolidated subsidiaries of $1.9 million and an increase in losses on asset disposals of $3.1 million.

        Impairment of goodwill and other intangible assets—During the third quarter of 2001, we determined that the goodwill and other intangible assets related to our various acquisitions may have been impaired. In accordance with Statement of Financial Accounting Standards No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and Accounting Principles Board Opinion No. 17, Intangible Assets, we performed an impairment analysis. These standards require that goodwill and other intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. We recorded a charge of $6.2 million related to specific intangible assets. Because we had integrated the acquired companies' operations, we performed the test for impairment of goodwill at an overall enterprise level. Our policy is to use a discounted cash flow approach. This approach includes analyzing estimated future cash flows over the remaining life of the goodwill as well as a disposition value at the end of the life of the goodwill. The resulting value was then compared to the carrying value of stockholders' equity and the difference represents goodwill and other intangible assets impairment measured on a discounted basis. Accordingly, we recorded an impairment charge of $330.2 million during the 2001 fiscal year for goodwill. Please see Note 4 of Notes to Consolidated Financial Statements for additional information.

        We are attempting to reduce expenses in an effort to return to profitability during a period when revenues have been less than originally expected. Therefore, operating costs may decline in the near future, but there can be no assurance that such decline will be enough to return BroadVision to profitability. Should revenues increase significantly, we would expect our expenses to increase commensurate with increases in revenues.

2000 versus 1999

        Research and development expenses for the year were $51.6 million in 2000 as compared to $14.6 million in 1999 which represents an increase of 254% year-over-year. Sales and marketing expenses for the year were $167.4 million in 2000 as compared to $48.9 million in 1999 which represents an increase of 242% year-over-year. General and administrative expenses for the year were $28.1 million in 2000 as compared to $8.0 million in 1999, which represents an increase of 252% year-over-year. Interest income for the year was $16.7 million in 2000 as compared to $5.1 million in 1999 that represents an increase of 225% year-over-year. Net other income (expense) for the year was $1.5 million in 2000 as compared to $(599,000) in 1999 that represents an increase of 352% year-over-year.

        Research and development expenses    The increase in research and development expenses is primarily attributable to personnel costs for added headcount within those operations involved in the enhancement of existing applications and the development of our next generation of products. We added personnel and a development facility in Waltham, Massachusetts in conjunction with the Interleaf acquisition.

        Sales and marketing expenses    The increases in sales and marketing expenses reflect the cost of hiring additional sales and marketing personnel including sales commissions, the continued development of sales distribution channels and the expansion of promotional activities and marketing-related programs.

        General and administrative expenses    The increase in general and administrative expenses is attributable to additional administrative and management personnel, higher professional fees, increase in bad debt reserve as a result of an increase in accounts receivable due to our rapid growth, and additional infrastructure to support the expansion of our operations. The increase in interest income is attributable to a higher level of investment income during the year as a result of an increase in investments and cash in interest bearing accounts. The increase in other income, net is primarily a result of realized gains on the sale of investments partially offset by realized losses on investments due to impairment as well as interest expense.

        Goodwill and intangible amortization    Our acquisition of Interleaf was accounted for under the purchase method of accounting. Accordingly, we recorded goodwill and other intangible assets representing the excess of the purchase price paid over the fair value of net assets acquired of approximately $1.9 million. Gross goodwill recorded as a result of the acquisition was $765.8 million. The aggregate amortization of goodwill and other intangible assets related to the Interleaf acquisition was $187.6 million in fiscal 2000. The goodwill and other intangible assets are being amortized on a straight-line basis over the expected useful life of three years and will amount to $210.8 million in 2001. As discussed in Note 1 of Notes to Consolidated Financial Statements, upon adoption of Statement of Financial Accounting Standards ("SFAS") No. 142, we will no longer amortize goodwill as of January 1, 2002. As further discussed in Note 1, we will no longer amortize its non-technology based intangible asset as of January 1, 2002. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful lives of 15 months. Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.

        On November 24, 1999, we acquired all of the registered shares of Fidutec Information Technology SA for a cash payment of 6,000,000 Swiss Francs (equivalent U.S. dollar value of $3,765,000, net of cash acquired). The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in our consolidated financial statements of the Company from the date of acquisition. The name of the acquired business has been subsequently changed to BroadVision Professional Services. Amortization of goodwill was approximately $214,000 in fiscal 2000.

        Charge for acquired in-process technology—In connection with the Interleaf acquisition, we recorded a charge of $10.1 million in the quarter ended June 30, 2000 for acquired in-process technology that had not reached technological feasibility. Based upon our estimates prepared in conjunction with a third-party valuation consultant, $10.1 million was allocated to acquired in-process technology and $794.7 million was allocated to goodwill and intangible assets. The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million. We used the cost approach to estimate the value of the assembled workforce and the income approach to estimate the value of the business and technology projects acquired. The income approach takes into consideration the expected future cash flows attributable to the technology projects and discounts these cash flows to present value at a rate that appropriately reflects their risk. The value assigned to in-process technology was the amount attributable to the efforts of Interleaf up to the time of acquisition. This amount was estimated through application of the "stage of completion" calculation by multiplying the estimated present value of future cash flows, excluding costs of completion, by the percentage of completion of the purchased technology projects at the time of acquisition. The cash flows for the completed and in-process technologies were discounted using discount rates of 15% to 35%.

        The fair market value of the technologies acquired have been grouped in three classifications. Completed technology represents technology that has successfully completed final Beta test. In-process technology represents technology that, as of the valuation date, has not yet entered Beta test or has commenced but not yet successfully completed final Beta test and has no alternative future use. Core technology is technology that is being used in not only the current products and in-process technology projects, but also in future, not yet defined projects. Completed technologies are defined as those that have reached technological feasibility. We define technological feasibility as the point at which a working model is completed.

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

        As part of the Interleaf acquisition, non-compete agreements (the "Agreements") were executed with certain Interleaf employees. No value of the aggregate purchase price was allocated to the Agreements based upon numerous facts and circumstances such as the likelihood of employees leaving BroadVision and the effect on our performance these employees would have should they leave BroadVision and were not barred from competing.

Income Taxes

        For the year ended December 31, 2001, we recorded a current income tax provision of $2.1 million relating to state and foreign income taxes. For the year ended December 31, 2000, we recorded an income tax provision of $23.0 million consisting of current expense of $28.6 million and deferred tax benefit of $5.6 million relating to federal, state and foreign income taxes. For the year ended December 31, 1999, we recorded an income tax provision of $996,000 consisting solely of current expense relating to federal and foreign income taxes.

Liquidity and Capital Resources

	December 31,
	2001	2000	1999
	(Dollars in Thousands)
Cash, cash equivalents and liquid short-term investments	$171,412	$222,534	$348,581
Long-term liquid investments	$22,135	$78,769	—
Working capital	$97,114	$217,998	$324,156
Working capital ratio	1.8	2.7	6.8

        As of December 31, 2001, cash, cash equivalents and liquid short-term investments totaled $171.4 million, which represents a decrease of $51.1 million as compared to December 31, 2000. This decrease is primarily attributed to net cash used for operations. We currently have $3.9 million of outstanding term debt under our existing credit facility with our commercial bank. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and required us to meet a financial covenant. Borrowings are collateralized by a security interest in substantially all of our owned assets. In August 2001 we signed an amendment to the loan agreement which removes the financial covenant and requires us to maintain a $10.0 million deposit in the bank. No other advances will be available under the revolving line of credit.

        We have funded our operations by cash generated from operations and public offerings of our common stock. We netted proceeds from public stock offerings of $20.7 million during June 1996, $53.5 million during March 1998 and $210.4 million during November 1999.

Cash (Used for) Provided By Operating Activities

        Cash (used for) provided by operating activities was ($77.9) million for the year ended December 31, 2001, $55.3 million for the year ended December 31, 2000 and $33.3 million for the year ended December 31, 1999. Net cash used for operating activities for the year ended December 31, 2001 was primarily attributed to the net loss for the year less non-cash charges such as goodwill and intangible amortization, fixed asset depreciation and amortization, impairment of goodwill and other intangibles, charge for acquired in-process technology and the non-cash portion of the restructuring charge. Other key contributors include decreases in accounts payable and accrued expenses, unearned revenue and deferred maintenance and increases in other noncurrent assets, all partially offset by decreases in accounts receivable and prepaid expenses. Net cash provided by operating activities for the year ended December 31, 2000 was a result of the net loss for the year after adding back certain non-cash charges such as amortization of goodwill and intangibles and the charge for acquired in-process technology as well as the income tax benefit from stock option exercises. Net cash provided by operating activities for the year ended December 31, 1999 was primarily attributable to net income for the year as well as increases in accounts payable and accrued expenses and unearned revenue and deferred maintenance partially offset by increases in accounts receivable and prepaid expenses. We expect to continue to use net cash for operating activities but at reduced levels during 2002.

Cash Used For Investing Activities

        Cash used for investing activities was $15.0 million for the year ended December 31, 2001, $220.9 million for the year ended December 31, 2000 and $38.6 million for the year ended December 31, 1999. Investing activities for the year ended December 31, 2001 consist of purchases of property and equipment of $55.7 million, partially offset by net sales of investments of $32.8 million and cash acquired in the Keyeon acquisition of $7.2 million. Investing activities for the year ended December 31, 2000 consisted primarily of net purchases of investments of $147.3 million, purchases of property, plant and equipment of $67.5 million and direct costs of acquisition, net of cash acquired of $6.0 million. Investing activities for the year ended December 31, 1999 consisted of net purchases of investments of $21.5 million, purchases of property, plant and equipment of $13.3 million and direct costs of acquisition, net of cash acquired of $3.8 million. We expect net cash used for investing activities to decline in 2002, primarily as a result of reduced expenditures of property and equipment.

Cash Provided By Financing Activities

        Cash provided by financing activities was $15.5 million for the year ended December 31, 2001, $38.9 million for the year ended December 31, 2000 and $223.2 million for the year ended December 31, 1999. Financing activities consisted primarily of proceeds from the issuance of common stock.

        Capital expenditures were $55.7 million for the year ended December 31, 2001, $67.5 million for the year ended December 31, 2000 and $13.3 million for the year ended December 31, 1999. Our capital expenditures consisted primarily of leasehold improvements for our facilities in Redwood City, California and to a lesser extent computer hardware, software, office furniture and equipment. As of December 31, 2001, we had no significant capital expenditure commitments other than facilities lease commitments.

        In April 2000 we entered into a lease for a new 530,000 square foot facility located in Redwood City, California. The lease term commenced in phases from July through October 2001 and ends during the third and fourth quarters of 2013. Minimum monthly lease payments are $1.8 million and will escalate annually with the total future minimum lease payments amounting to $310.2 million over the lease term. As of December 31, 2001, we paid approximately $55.5 million for leasehold improvement costs of the facility. There are currently no significant remaining leasehold improvement costs associated with this facility.

        In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities, including, for a certain amount of time, the April 2000 Redwood City facility lease discussed above. Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms. This cost totaled $143.8 million, which includes the impairment of leasehold improvements related to the abandoned leased facilities totaling $36.8 million. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income. The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by us. As of December 31, 2001, $89.9 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by fiscal 2008. See Note 9 of Notes to Consolidated Financial Statements for additional information.

        We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. As discussed in Note 8 of Notes to Consolidated Financial Statements, our operating lease commitments, which exclude facilities that are included in our restructuring plan, consist of the following future minimum lease payments (in thousands):

Year Ended December 31,
2002	$6,910
2003	5,915
2004	8,338
2005	17,594
2006	16,635
2007 and thereafter	175,038

Total minimum loan payments	$230,430

        We anticipate that such operating expenses, as well as capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to restructure operations successfully and our ability to manage infrastructure costs.

        We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources and our anticipated cash flows from operations. However, we may find it necessary to obtain additional equity or debt financing in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. We could experience unforeseen circumstances such as a worsening economic downturn, legal or lease settlements and less than anticipated cash inflows that may increase our use of available cash or need to obtain additional financing.

        Outstanding term debt was $3.9 million as of December 31, 2001 and $4.9 million as of December 31, 2000. As of December 31, 2000 and 1999, we had no outstanding borrowings under our revolving line of credit. However, commitments totaling $2.4 million, in the form of standby letters of credit were issued under our revolving line of credit facility as of December 31, 2001 and 2000 (see Note 8 of Notes to Consolidated Financial Statements). No other advances will be made available under our revolving line of credit. Commitments in the form of standby letters of credit were also issued from separate financial institutions totaling $22.6 million as of December 31, 2001 and $23.0 million as of December 31, 2000.

Quarterly Results of Operations

Restatement of Financial Statements

        On April 1, 2002 we filed a Form 10-Q/A to amend our quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001. This Form 10-Q/A was filed to reflect the restatement of our consolidated financial statements for that period. The restatement relates to amounts under a single contract with a customer, which amounts we have subsequently determined should not have been recognized as revenue in the third quarter but should be recognized ratably over a four year period. The Form 10-Q/A revised the Consolidated Statements of Operations for the three months ended September 30, 2001 and the Consolidated Statements of Operations for the nine months ended September 30, 2001 as follows: software license revenues have been decreased by $3,381,000 and services revenues have been decreased by $145,000 for the three and nine months ended September 30, 2001. In addition, the Form 10-Q/A revised the Consolidated Balance Sheet as of September 30, 2001 as follows: unearned revenue has increased by $3,526,000.

        The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2001, as well as that data expressed as a percentage of our total revenues for the periods indicated.

        This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

        The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included elsewhere herein on this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001	Dec. 31, 2000	Sep. 30, 2000	June 30, 2000	Mar. 31, 2000
		(as restated)
	(Dollars in Thousands)
Statement of Operations Data:
Revenues:
Software licenses	$21,019	$16,292	$21,029	$43,140	$80,926	$72,351	$56,848	$40,713
Services	27,211	31,412	36,416	47,979	55,951	47,843	38,496	20,788

Total revenues	48,230	47,704	57,445	91,119	136,877	120,194	95,344	61,501
Cost of revenues:
Cost of software licenses	3,287	1,713	2,655	2,240	2,805	1,395	1,563	2,064
Cost of services	11,705	14,636	30,005	37,368	37,838	34,015	30,282	15,673

Total cost of revenues	14,992	16,349	32,660	39,608	40,643	35,410	31,845	17,737

Gross profit	33,238	31,355	24,785	51,511	96,234	84,784	63,499	43,764
Operating expenses:
Research and development	14,860	16,230	20,616	26,971	21,168	14,988	9,706	5,759
Sales and marketing	19,657	25,895	41,766	52,481	64,846	43,799	33,570	25,200
General and administrative	6,604	10,849	14,268	10,590	9,598	8,123	6,809	3,558
Goodwill and intangible amortization	12,146	66,493	66,297	66,280	66,091	66,383	55,328	53
Charge for acquired in-process technology	6,418	—	—	—	—	—	10,100	—
Restructuring charge	19,964	9,847	123,473	—	—	—	—	—
Impairment of goodwill and other intangibles	—	336,379	—	—	—	—	—	—

Total operating expenses	79,649	465,693	266,420	156,322	161,703	133,293	115,513	34,570

Operating (loss) income	(46,411)	(434,338)	(241,635)	(104,811)	(65,469)	(48,509)	(52,014)	9,194

Other, net	(8,914)	1,391	(1,207)	(334)	1,431	(4,247)	(2,857)	842

Net (loss) income	$(55,325)	$(432,947)	$(242,842)	$(105,145)	$(64,038)	$(52,756)	$(54,871)	$10,036

As a Percentage of Revenues:
Revenues:
Software licenses	44%	34%	37%	47%	59%	60%	60%	66%
Services	56	66	63	53	41	40	40	34

Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	7	3	5	2	2	1	1	3
Cost of services	24	31	52	41	28	28	32	26

Total cost of revenues	31	34	57	43	30	29	33	29

Gross profit	69	66	43	57	70	71	67	71
Operating expenses:
Research and development	31	34	36	30	16	13	10	9
Sales and marketing	41	54	73	57	47	36	35	41
General and administrative	14	23	25	12	7	7	7	6
Goodwill and intangible amortization	25	139	115	73	48	55	58	—
Charge for acquired in-process technology	13	—	—	—	—	—	11	—
Restructuring charge	41	21	215	—	—	—	—	—
Impairment of goodwill and other intangibles	—	705	—	—	—	—	—	—

Total operating expenses	165	976	464	172	118	111	121	56

Operating (loss) income	(96)	(910)	(421)	(115)	(48)	(40)	(54)	15

Other, net	(18)	3	(2)	—	1	(4)	(3)	1

Net (loss) income	(114)%	(907)%	(423)%	(115)%	(47)%	(44)%	(57)%	16%

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

RECENT ACCOUNTING PRONOUNCEMENTS

        On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives except assembled workforce which, pursuant to SFAS No. 141, will not be recognized as an intangible asset apart from goodwill; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting; effective January 1, 2002, existing goodwill will no longer be subject to amortization. Goodwill arising between July 1, 2001 and December 31, 2001 is not subject to amortization.

        Upon adoption of SFAS No. 142, on January 1, 2002, we will no longer amortize goodwill thereby eliminating annual goodwill amortization of approximately $42.7 million, based on anticipated amortization for 2002. Amortization for the year ending December 31, 2001 was $202.5 million. We have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142. Amortization for the non-technology based intangible asset was $2.7 million for the year ended December 31, 2001. During fiscal 2001, we recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition which closed on April 14, 2000. Please see Note 4 for additional information.

        Pursuant to SFAS No. 142, we are required to test our remaining goodwill for impairment upon adoption and, if impairment is indicated, we will record such impairment as a cumulative effect of an accounting change. We have evaluated the effect the adoption of SFAS No. 142 would have on our consolidated results of operation and financial position and determined there would be no accounting charge to record upon adoption.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS Statement No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations-Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. We are required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plan to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on our financial statements.

        In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. We are currently recording reimbursement by our customers for out-of-pocket expenses as a reduction to cost of sales. Thus, there will be no impact on our gross margin or net income but adoption will increase our services revenue and our services cost of revenue.

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

        Our future financial performance will depend, in significant part, on the successful development and sale of new and enhanced versions of our products and other new products. We may be unable to upgrade and continue to market products. We may be unable to successfully develop new products and new products may not achieve market acceptance.

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

  •
  develop leading technologies;

  •
  enhance our existing products and services;

  •
  develop new products and services that address the increasingly sophisticated and varied needs of our prospective customers; and

  •
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

        The current macro-economic forecast for the United States and some other countries indicate a continuation of the economic slowdown. Many customers and prospective customers have issued public announcements regarding workforce reductions and spending controls in response to this slowdown. Because of these corporate pronouncements and economic conditions, our customers and prospects may defer large capital spending decisions that, in turn, could result in shortfalls in our revenue and operating result expectations.

Our lengthy sales and product implementation cycles could cause delays in revenue recognition and make it difficult to predict our quarterly results.

        Our sales and product implementation cycles are subject to delays over which we have little or no control. These delays can affect the timing of revenue recognition and make it difficult to predict our quarterly results. Licensing our products is often an enterprise-wide decision by prospective customers. The importance of this decision requires that we engage in a lengthy sales cycle with prospective customers. During the sales process, we provide a significant level of education regarding the uses and benefits of our products. Once the decision has been made to implement our products, our customers or our BroadVision Global Services consultants then must commit significant resources over an extended period of time. Slowdowns in general economic conditions may result in decisions by customers to defer decisions to purchase our products. Delays in license transactions due to unusually lengthy sales cycles could cause our operating results to vary significantly from quarter to quarter.

The market for our products and services is in a rapidly evolving environment and may fail to remain a viable market

        Our products and services facilitate online commerce and communication over public and private networks. The market for these products and services rapidly evolving. A viable market may fail to be sustainable. We cannot predict the level of demand for and market acceptance of our products and services, especially because acquisition of our products and services requires a large capital or other significant resource commitment. If the market for our products and services does not continue to mature, we will be unable to execute successfully our business plan. Adoption of electronic commerce and knowledge management, particularly by those individuals and companies that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and different methods of conducting business and exchanging information. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. In the marketplace of Internet commerce, our products and services involve a new approach to the conduct of online business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products and services, thereby generating demand. Companies that have already invested substantial resources in other methods of conducting business may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability. In addition, the security and privacy concerns of existing and potential online purchasers may inhibit the growth of online business generally and the market's acceptance of our products and services in particular. Accordingly, a viable market for our products and services may not be sustainable.

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

  •
  the timing of introductions or enhancements of our products and services or our competitors;

  •
  timing of receipt and fulfillment of significant orders;

  •
  market acceptance of new products;

  •
  the mix of products sold by us;

  •
  changes in our pricing policies or our competitors;

  •
  changes in our sales incentive plans;

  •
  the budgeting cycles of our customers;

  •
  customer order deferrals in anticipation of new products or enhancements by us or our competitors or because of macro-economic conditions;

  •
  nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;

  •
  product life cycles;

  •
  changes in strategy;

  •
  seasonal trends;

  •
  the mix of distribution channels through which our products are sold;

  •
  the mix of international and domestic sales;

  •
  the rate at which new sales people become productive; and

  •
  changes in the level of operating expenses to support projected growth.

        Due to these and other factors, it is difficult to accurately forecast our quarterly revenues and operating results. We believe that period-to-period comparisons of our operating results may not be meaningful and you should not rely upon them as any indication of our future performance.

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

        We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and have reduced our numbers to 1,102 at the end of 2001. If we are unable to support these changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses do not track our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We are dependent on direct sales personnel and third-party distribution channels to achieve revenue growth.

        To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting, training and retaining sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and take time to achieve full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire and retain sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, under which partners have agreed to resell and support our current BroadVision One-to-One product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach. Termination of any of these alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to maintain and expand our direct sales force or other distribution channels, our revenues may not grow or they may decline.

Our customers may rely on third-party systems integrators for the success of online marketplaces.

        Our current and prospective customers may rely on third-party systems integrators to develop, deploy and manage online marketplaces. If we are unable to adequately train these systems integrators who, as a result, ineffectively assist customers with their online marketplaces, our reputation may be harmed and we may lose customers. In addition, if for any reason a large number of these integrators adopt a different product or technology instead of the BroadVision products, sales of these products may not grow or they may decline.

We are susceptible to numerous risks associated with international operations.

        Our international activities expose us to numerous additional risks. In the year ended December 31, 2001, approximately 40% of our revenues were derived from sales outside of North America. We have twenty offices in Europe, the Americas and Asia.

        As we continue to expand internationally, we will be increasingly subject to risks of doing business internationally, including:

  •
  unexpected changes in regulatory requirements;

  •
  export controls relating to encryption technology and other export restrictions;

  •
  tariffs and other trade barriers;

  •
  difficulties in staffing and managing foreign operations;

  •
  political and economic instability;

  •
  fluctuations in currency exchange rates;

  •
  reduced protection for intellectual property rights in some countries;

  •
  cultural barriers;

  •
  seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

  •
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

        Sophisticated software products, like those sold by us, may contain undetected errors that will not become apparent until after the products are introduced or when the volume of provided services increases. It is possible that, despite testing by us and our prospective customers, errors will be found in our products. Product defects could result in all or any of the following consequences to our business:

  •
  loss of revenues;

  •
  delay in market acceptance;

  •
  diversion of development resources;

  •
  damage to our reputation; or

  •
  increased service and warranty costs.

Because a significant portion of our sales activity occurs at the end of each fiscal quarter, delays in a relatively small number of license transactions could adversely affect our operating results for the quarter.

        Like most software companies, a significant proportion of our sales are concentrated near the end of each fiscal quarter. Gross margins are high for our license transactions. Customers and prospective customers are aware of these facts and use these conditions in an attempt to obtain concessions. While we have tried to avoid making concessions that could result in lower margins, the tactic often results in delays in the closing of license transactions. Small delays in a relatively small number of license deals could have a significant impact on our reported operating results for that quarter.

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

        If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business solutions is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

  •
  in-house development efforts by prospective customers or partners;

  •
  other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Art Technology Group Inc., Blue Martini, IBM Corporation, Microsoft, Oracle, PeopleSoft, Plumtree, SAP, Siebel and Vignette Corporation and

  •
  web content developers that develop custom software or integrate other application software into custom solutions.

        The principal competitive factors affecting the market for our products are:

  •
  depth and breadth of functionality offered;

  •
  ease of application development;

  •
  availability of knowledgeable developers;

  •
  time required for application development;

  •
  reliance on industry standards;

  •
  product reliability;

  •
  proven track record;

  •
  scalability;

  •
  maintainability;

  •
  personalization and other features;

  •
  product quality;

  •
  price; and

  •
  technical support.

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

        If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including public key cryptography technology licensed from RSA Security Inc., to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.

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

        One of the principal features of the BroadVision products is the ability to develop and maintain profiles of online users to assist business managers in determining the nature of the content to be provided to these online users. Typically, profile information is captured when consumers, business customers and employees visit a web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Profiles can be augmented over time through the subsequent collection of usage data.

        Although BroadVision products are designed to enable the development of applications that permit web site visitors to prevent the distribution of any of their personal data beyond that specific web site, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. The mere perception by prospective customers that substantial security and privacy concerns exist among online users, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them.

        We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, bills pending in Congress would extend online privacy protections to adults. Laws and regulations of this kind may include requirements that we establish procedures to disclose and notify users of privacy and security policies, obtain consent from users for collection and use of information, or provide users with the ability to access, correct and delete personal information stored by us. Even in the absence of those regulations, the Federal Trade Commission has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

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

        The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. Congress has passed the Internet Tax Freedom Act, which places a moratorium through November, 2003 on state and local taxes on Internet access, unless the tax was already imposed prior to October 1, 1998, and discriminatory taxes on electronic commerce.

        We believe that, in accordance with current industry practice, most companies that sell products over the Internet do not currently collect sales or other taxes on shipments of their products into states or foreign countries where they are not physically present. It is possible that one or more states or foreign countries may seek to impose sales or other tax collection obligation on out-of-jurisdiction companies that engage in electronic commerce.

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

        The trading price of our common stock has been and is likely to continue to be highly volatile. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

  •
  quarterly variations in operating results;

  •
  announcements of technological innovations;

  •
  announcements of new software or services by us or our competitors;

  •
  changes in financial estimates by securities analysts; or

  •
  other events or factors that are beyond our control.

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many high technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies.

        Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of our common stock. In the past, following declines in the market price of a company's securities, securities class action litigation, such as the class action lawsuits filed against us and certain of our officers and directors in early 2001, has often been instituted against that company. Litigation could result in substantial costs and a diversion of management's attention and resources.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2001 and 2000. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        We consider all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents.

        Our short-term investments consist of debt securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. Included in the our long-term investments are investments in debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2001. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

        All short term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were approximately $2.1 million and ($43.2) million for the years ended December 31, 2001 and 2000. Total realized gains during fiscal 2001 and 2000 were $2.0 and $3.6 million and are included in other income in the accompanying Consolidated Statements of Operations.

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$25,874	$—	$—	$25,874
Money market	36,299	364	(1)	36,662
Corporate notes/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121

	$191,807	$1,766	$(26)	$193,547

Included in cash and cash equivalents	$75,393	$366	$(1)	$75,758
Included in short-term investments	94,773	895	(14)	95,654
Included in long-term investments	21,641	505	(11)	22,135

	$191,807	$1,766	$(26)	$193,547

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2000 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash	$43,253	$—	$—	$43,253
Money market	93,888	145	(22)	94,011
Corporate note/bonds	53,292	1,565	(692)	54,165
Government notes/bonds	92,011	1,532	(276)	93,267
Commercial paper	13,476	95	(48)	13,523
Marketable securities	5,021	59,002	(60,939)	3,084

	$300,941	$62,339	$(61,977)	$301,303

Included in cash and cash equivalents	$152,877	$652	$(392)	$153,137
Included in short-term investments	70,599	60,132	(61,334)	69,397
Included in long-term investments	77,465	1,555	(251)	78,769

	$300,941	$62,339	$(61,977)	$301,303

        Remaining maturities of our long-term investments as of December 31, 2001 are as follows:

	2003	2004	Total
Corporate notes/bonds	$9,621	$7,515	$17,136
Government notes/bonds	4,999	—	4,999

	$14,620	$7,515	$22,135

Concentrations of Credit Risk

        Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and trade accounts receivable. We analyzed our cash, short-term and long-term investment holdings for interest rate risk and estimate that the impact of a change in interest rates of one-half of one percent would be approximately $460,000 on annual interest income. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the years ended December 31, 2001, 2000 and 1999 no one customer accounted for more than 10% of total revenue. As of December 31, 2001, no customer individually accounted for more than 10% of our accounts receivable. As of December 31, 2000, two customers individually accounted for more than 10% of our accounts receivable. These customers accounted for 10% and 11% of accounts receivable, respectively.

Fair Value of Financial Instruments

        Our financial instruments consist of cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of our financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to us on similar debt issues.

Equity Investments

        Our equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. We review financial information on all of our investees at each reporting period. Such financial information may consist of financial statements, current stock prices, subsequent rounds of financing and other relevant information such as investor updates and press releases. Adjustments to fair value are recorded as a component of other comprehensive income (loss) unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the Consolidated Statement of Operations. Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for our equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income (expense), net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the permanent impairment is evident.

        The total fair value of our cost method long-term equity investments in public and non-public companies was $5.6 million with a cost basis of $27.7 million as of December 31, 2001. This includes $11.5 million and $1.0 million of write-downs during 2001 and 2000, respectively, of investments due to an other than temporary decline in fair value. The total unrealized loss in our cost method long-term equity investments was $2.3 million during the year ended December 31, 2001. We did not hold any equity method investments as of December 31, 2001. However, we did hold one equity method investment during the year ended December 31, 2001. The total equity in net losses realized during the twelve months ended December 31, 2001 was $2.4 million. The equity in net losses realized is recorded as a component of other income (expense), net in the accompanying Consolidated Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements and the related notes thereto of BroadVision, Inc. and the Report of Independent Public Accountants are filed as a part of this Form 10K.

Report of Independent Public Accountants	page 53
Consolidated Balance Sheets as of December 31, 2001 and 2000	page 54
Consolidated Statements of Operations for the years ended December 31, 2001, 2000 and 1999	page 55
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2001, 2000 and 1999	page 56
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999	page 57
Notes to Consolidated Financial Statements	page 59

REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BroadVision, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of BroadVision, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2001 and 2000, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

/s/  ARTHUR ANDERSEN LLP

San Jose, California
March 29, 2002

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In Thousands, Except Per Share Amounts)

	December 31,
	2001	2000
ASSETS
Current assets:
Cash and cash equivalents	$75,758	$153,137
Short-term investments	95,654	69,397
Accounts receivable, less allowance for doubtful accounts of $8,194 and $4,015 as of December 31, 2001 and 2000, respectively	39,768	104,811
Prepaids and other	12,816	19,584

Total current assets	223,996	346,929
Property and equipment, net	67,219	76,685
Deferred tax asset	2,857	3,412
Long-term investments	22,135	78,769
Equity investments	5,583	23,786
Goodwill and other intangibles, net	60,867	607,501
Other assets	9,760	5,942

Total assets	$392,417	$1,143,024

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$977	$977
Accounts payable	11,276	15,711
Accrued expenses	61,712	53,676
Unearned revenue	22,580	16,330
Deferred maintenance	30,337	42,237

Total current liabilities	126,882	128,931
Long-term debt, net of current portion	2,922	3,897
Other noncurrent liabilities	59,466	898

Total liabilities	189,270	133,726

Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 284,794 and 270,066 shares issued and outstanding as of December 31, 2001 and 2000, respectively	28	27
Additional paid-in capital	1,207,046	1,176,042
Accumulated other comprehensive loss	(5,245)	(4,348)
Accumulated deficit	(998,682)	(162,423)

Total stockholders' equity	203,147	1,009,298

Total liabilities and stockholders' equity	$392,417	$1,143,024

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(In Thousands, Except Per Share Amounts)

	Years Ended December 31,
	2001	2000	1999
Revenues:
Software licenses	$101,480	$250,838	$75,383
Services	143,018	163,078	40,131

Total revenues	244,498	413,916	115,514
Cost of revenues:
Cost of software licenses	9,895	7,827	3,703
Cost of services	93,714	117,808	25,108

Total cost of revenues	103,609	125,635	28,811

Gross profit	140,889	288,281	86,703
Operating expenses:
Research and development	78,677	51,621	14,568
Sales and marketing	139,799	167,415	48,903
General and administrative	42,311	28,088	7,970
Goodwill and intangible amortization	211,216	187,855	—
Charge for acquired in-process technology	6,418	10,100	—
Restructuring charge	153,284	—	—
Impairment of goodwill and other intangibles	336,379	—	—

Total operating expenses	968,084	445,079	71,441

Operating (loss) income	(827,195)	(156,798)	15,262
Interest income	11,404	16,706	5,142
Other (expense) income, net	(18,332)	1,511	(599)

(Loss) income before provision for income taxes	(834,123)	(138,581)	19,805
Provision for income taxes	2,136	23,048	996

Net (loss) income	$(836,259)	$(161,629)	$18,809

Basic (loss) earnings per share	$(3.02)	$(0.62)	$0.08

Diluted (loss) earnings per share	$(3.02)	$(0.62)	$0.07

Shares used in computing basic (loss) earnings per share	276,733	259,780	229,128

Shares used in computing diluted (loss) earnings per share	276,733	259,780	260,712

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In Thousands)

	Common Stock				Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 1998	223,164	$21	$98,748	$(555)	$3,198	$(19,603)		$81,809
Comprehensive income:
Net income						18,809	$18,809	18,809
Unrealized gain on available-for-sale securities, net of $17,318 tax					22,727		22,727	22,727

Total comprehensive income							$41,536

Issuance of common stock under employee stock purchase plan	1,833	—	3,928	—	—	—		3,928
Issuance of common stock from exercise of options	10,038	—	7,201	—	—	—		7,201
Issuance of common stock from public offering, net of offering costs of $2,285	9,315	3	210,376	—	—	—		210,379
Issuance of common stock from exercise of warrants	462	—	6	—	—	—		6
Amortization of deferred compensation	—	—	—	329	—	—		329

Balances as of December 31, 1999	244,812	$24	$320,259	$(226)	$25,925	$(794)		$345,188

Comprehensive loss:
Net loss						(161,629)	$(161,629)	(161,629)
Unrealized loss on available-for-sale securities, net of $20,069 tax					(30,273)		(30,273)	(30,273)

Total comprehensive loss							$(191,902)

Issuance of common stock under employee stock purchase plan	1,088	—	12,155	—	—	—		12,155
Issuance of common stock from exercise of options, including tax benefits of $22,841	9,692	1	49,561	—	—	—		49,562
Issuance of common stock and options to purchase common stock in connection with Interleaf acquisition	14,392	2	789,603	—	—	—		789,605
Issuance of warrants for common stock	—	—	1,459					1,459
Long-term investment in exchange for common stock	77	—	3,000					3,000
Issuance of common stock from exercise of warrants	5	—	5	—	—	—		5
Amortization of deferred compensation	—	—	—	226	—	—		226

Balances as of December 31, 2000	270,066	$27	$1,176,042	$—	$(4,348)	$(162,423)		$1,009,298

Comprehensive loss:
Net loss						(836,259)	$(836,259)	(836,259)
Unrealized loss on available-for-sale securities, net of $701 tax					(897)		(897)	(897)

Total comprehensive loss							$(837,156)

Issuance of common stock under employee stock purchase plan	2,390	—	6,975	—	—	—		6,975
Issuance of common stock from exercise of options	9,625	1	9,449	—	—	—		9,450
Issuance of common stock in connection with Keyeon acquisition	2,713	—	13,566	—	—	—		13,566
Compensation charge	—	—	1,014	—	—	—		1,014

Balances as of December 31, 2001	284,794	$28	$1,207,046	$—	$(5,245)	$(998,682)		$203,147

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In Thousands)

	Years Ended December 31,
	2001	2000	1999
Cash flows from operating activities:
Net (loss) income	$(836,259)	$(161,629)	$18,809
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	25,440	10,477	4,739
Deferred tax asset	—	(5,579)	—
Income tax benefit from stock option exercises	—	22,841	—
Amortization of deferred compensation	—	226	329
Stock-based compensation charge	350	—	—
Provision for doubtful accounts	6,846	2,687	758
Provision for sales returns	2,975	—	—
Amortization of prepaid royalties	3,853	1,914	333
Amortization of prepaid compensation	609	1,961	182
Realized loss on cost method long-term investments	12,625	1,000	—
Equity in net loss from unconsolidated subsidiary	2,438	572	—
Loss on sale of assets	3,113	—	—
Goodwill and intangible amortization	211,216	187,855	—
Impairment of goodwill and other intangibles	336,379	—	—
Charge for acquired in-process technology	6,418	10,100	—
Non-cash restructuring charge	37,460	—	—
Changes in operating assets and liabilities, net of effects from acquired business:
Accounts receivable	54,340	(68,876)	(11,368)
Prepaids and other	9,332	(12,693)	(403)
Restructuring reserve	90,789	—	—
Accounts payable and accrued expenses	(34,548)	39,262	11,602
Unearned revenue and deferred maintenance	(5,625)	28,165	10,930
Increase in other noncurrent assets	(5,618)	(2,949)	(2,565)

Net cash (used for) provided by operating activities	(77,867)	55,334	33,346

Cash flows from investing activities:
Purchase of property and equipment	(55,697)	(67,515)	(13,291)
Proceeds from sale of assets	761	—	—
Purchase of long-term investments	(45,728)	(106,864)	(1,414)
Sales/maturity of long-term investments	103,251	2,952	—
Direct costs of acquisition, net of cash acquired	—	(6,039)	(3,765)
Cash acquired in purchase transaction	7,171	—	—
Purchase of short-term investments	(118,971)	(261,046)	(72,783)
Sales/maturity of short-term investments	94,251	217,642	52,667

Net cash used for investing activities	(14,962)	(220,870)	(38,586)

Cash flows from financing activities:
Proceeds from borrowings	—	—	3,000
Repayments of borrowings	(975)	(1,220)	(620)
Payments on capital lease obligations	—	(270)	(709)
Proceeds from issuance of warrants for common stock	—	1,459	—
Proceeds from issuance of common stock, net	16,425	38,881	221,514

Net cash provided by financing activities	15,450	38,850	223,185

Net (decrease) increase in cash and cash equivalents	(77,379)	(126,686)	217,945
Cash and cash equivalents, beginning of period	153,137	279,823	61,878

Cash and cash equivalents, end of period	$75,758	$153,137	$279,823

Supplemental cash flow disclosures:
Cash paid for interest	$500	$554	$404

Cash paid for income taxes	$2,136	$1,890	$538

Non-cash investing and financing activities:
Long-term investment acquired in exchange for common stock	—	3,000	—
In connection with the acquisition of Keyeon, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	(17,573)	—	—
Liabilities assumed	4,007	—	—
Issuance of common stock	13,566	—	—

Cash paid for acquisition and acquisition costs	—	—	—
In connection with the acquisition of Interleaf, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	—	(822,562)	—
Liabilities assumed	—	26,918	—
Issuance of common stock	—	789,605	—

Cash paid for acquisition and acquisition costs	—	6,039	—
In connection with the acquisition of Fidutec, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	—	—	(4,164)
Liabilities assumed	—	—	399

Cash paid for acquisition and acquisition costs	—	—	3,765

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2001

Note 1—Organization and Summary of Significant Accounting Policies

Nature of Business

        BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993. The Company develops and sells a comprehensive suite of enterprise self-service ("ESS") applications and technology that enable organizations to conduct interactions, transactions and services in a personalized self-service model. The Company's products enable companies to organize dynamic profiles of Web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions. As of December 31, 2001, more than 100 partner firms around the world are working to ensure the Company's joint customers' success through complementary technology, applications, tools, and services offerings that extend and enhance customers' BroadVision implementations.

Restatement of Financial Statements

        On April 1, 2002 we filed a Form 10-Q/A to amend our quarterly Form 10-Q for the third fiscal quarter ended September 30, 2001 as filed on November 14, 2001. This Form 10-Q/A was filed to reflect the restatement of our consolidated financial statements for that period. The restatement relates to amounts under a single contract with a customer, which amounts we have subsequently determined should not have been recognized as revenue in the third quarter but should be recognized ratably over a four year period. The Form 10-Q/A revised the Consolidated Statements of Operations for the three months ended September 30, 2001 and the Consolidated Statements of Operations for the nine months ended September 30, 2001 as follows: software license revenues have been decreased by $3,381,000 and services revenues have been decreased by $145,000 for the three and nine months ended September 30, 2001. In addition, the Form 10-Q/A revised the Consolidated Balance Sheet as of September 30, 2001 as follows: unearned revenue has increased by $3,526,000.

Acquisitions

        On June 29, 2001, the Company completed its acquisition of Keyeon LLC, or "Keyeon", formerly a joint venture in which the Company held an interest of approximately 36%. As consideration for the acquisition, the Company issued 2,713,280 shares of its common stock valued at $13.6 million to the other former participants in the joint venture, which resulted in the Company owning 100% of the outstanding shares of Keyeon. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. Net assets were recorded at fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other intangible assets in the accompanying consolidated balance sheet. Amounts allocated to acquired in-process technology were expensed in the period in which the acquisition was consummated (see Note 2).

        On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries ("Interleaf") pursuant to a statutory merger involving a stock-for-stock exchange. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. Net assets were recorded at fair value at the acquisition date. The excess of the purchase price over the fair value of net assets acquired is included in goodwill and other intangible assets in the accompanying consolidated balance sheet. Amounts allocated to in-process technology were expensed in the period in which the acquisition was consummated (see Note 2).

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

Revenue Recognition

  Overview

        The Company's revenue consists of fees for licenses of the Company's software products, maintenance, consulting services, and customer training. Software is generally licensed for development use and for its use in deployment of the customer's website. Fees for deployment licenses are generally based on the number of persons who register on a customer's website using the Company's software. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") 97-2, Software Revenue Recognition, as amended.

  Software License Revenue

        The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period.

        Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

        The Company records unearned revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under the Company's revenue recognition policy. The Company records accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

  Services Revenue

        Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company's products, are deferred and recognized ratably over the related agreement period, generally twelve months.

        The Company's consulting services are delivered through BroadVision Global Services ("BVGS"), which consists of consulting, maintenance, and training. Services that the Company provides are not essential to the functionality of the software. This group provides consulting services, manages projects and client relationships, manages the needs of the Company's partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to the Company's customers and partners. The Company records reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales.

Allowances and Reserves

        Occasionally, the Company's customers experience financial difficulty after the Company records the sale but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's normal payment terms are 30 to 90 days from invoice date. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their inability to make payments, additional allowances may be required. The Company records estimated reductions to revenue for potential returns of products by our customers. If market conditions were to decline, the Company may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

Restructuring

        Based on the downturn in the economy, the Company's industry and its business, the Company has recorded restructuring charges to align its cost structure with these changing market conditions and to create a more efficient organization. To the extent actual events and circumstances, such as the amount and timing of future sublease income, differ from estimates made when the restructuring charges are recorded, the Company may increase or decrease income in the period such changes are noted.

Legal Matters

        The Company's current estimated range of liability related to pending litigation is based on claims for which it can estimate the amount and range of loss. The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the liability that could result from an unfavorable outcome. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary. Such revisions in the Company's estimates of the potential liability could materially impact the Company's results of operations and financial position.

Research and Development and Software Development Costs

        Under the criteria set forth in Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any costs related to the development of software for external use. Costs related to internally developed software and software purchased for internal use are capitalized in accordance with Statement of Position 98-1, Accounting for Costs of Computer Software Developed or Obtained for Internal Use. During fiscal 2001, the Company completed development of an employee intranet. At December 31, 2001, approximately $2.1 million in capitalized costs related to this system were included in property and equipment. These costs will be depreciated over a term of 2 years.

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $1.8 million, $2.9 million and $1.8 million in 2001, 2000 and 1999, respectively.

Prepaid Royalties

        Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        The Company considers all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents.

        The Company's short-term investments consist of debt and equity securities that are classified as available-for-sale. The Company's debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. The Company's long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2001. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

        All short term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were $2.1 million and ($43.2) million for the years ended December 31, 2001 and 2000, respectively. Total realized gains during fiscal 2001 and 2000 were $2.0 million and $3.6 million, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        The Company's cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$25,874	$—	$—	$25,874
Money market	36,299	364	(1)	36,662
Corporate notes/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121

	$191,807	$1,766	$(26)	$193,547

Included in cash and cash equivalents	$75,393	$366	$(1)	$75,758
Included in short-term investments	94,773	895	(14)	95,654
Included in long-term investments	21,641	505	(11)	22,135

	$191,807	$1,766	$(26)	$193,547

        The Company's cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2000 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash	$43,253	$—	$—	$43,253
Money market	93,888	145	(22)	94,011
Corporate note/bonds	53,292	1,565	(692)	54,165
Government notes/bonds	92,011	1,532	(276)	93,267
Commercial paper	13,476	95	(48)	13,523
Marketable securities	5,021	59,002	(60,939)	3,084

	$300,941	$62,339	$(61,977)	$301,303

Included in cash and cash equivalents	$152,877	$652	$(392)	$153,137
Included in short-term investments	70,599	60,132	(61,334)	69,397
Included in long-term investments	77,465	1,555	(251)	78,769

	$300,941	$62,339	$(61,977)	$301,303

        Remaining maturities of the Company's long-term investments are as follows:

	2003	2004	Total
Corporate notes/bonds	$9,621	$7,515	$17,136
Government notes/bonds	4,999	—	4,999

	$14,620	$7,515	$22,135

Concentrations of Credit Risk

        Financial assets that potentially subject the Company to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and trade accounts receivable. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the years ended December 31, 2001, 2000 and 1999, no one customer accounted for more than 10% of fiscal year total revenue. As of December 31, 2001 and 1999, no one customer individually accounted for more than 10% of the Company's accounts receivable. As of December 31, 2000, two customers individually accounted for more than 10% of the Company's accounts receivable. These customers accounted for 10% and 11% of accounts receivable, respectively.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash equivalents, short-term investments, long-term investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.

Equity Investments

        The Company's equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when the Company has a minority interest and does not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income (loss) unless the investments are considered other than temporarily impaired in which case the adjustment is recorded as a component of other income (expense), net in the Consolidated Statement of Operations. Equity investments are accounted for under the equity method of accounting when the Company has a minority interest and has the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income (expense), net. Any decline in value of the Company's investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs.

        The total fair value of the Company's cost method long-term equity investments in public and non-public companies was $5.6 million with a cost basis of $27.7 million. This includes $11.5 million and $1.0 million of write-downs during 2001 and 2000, respectively, of investments due to an other than temporary decline in fair value. The total unrealized loss, net, during the year ended December 31, 2001 in the Company's cost method long-term equity investments was $2.3 million. The Company did not hold any equity method investments as of December 31, 2001. However, the Company did hold an equity method investment during the year ended December 31, 2001 prior to the acquisition of the remaining interest in Keyeon as discussed in Note 2. The total equity in net losses realized during the twelve months ended December 31, 2001 was $2.4 million. The equity in net losses realized is recorded as a component of other income (expense), net in the accompanying Consolidated Statements of Operations.

Property and Equipment

        Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (two to eight years). Leasehold improvements are amortized over the lesser of the remaining life of the lease term or their estimated useful lives. Depreciation expense for the year ended December 31, 2001 was $25.4 million. The Company recorded asset impairments of approximately $36.8 million in connection with the Company's restructuring plan, which is included in the Company's restructuring charge recorded in the Company's Consolidated Statement of Operations. The Company also recorded a $3.1 million loss on sale and disposal of excess assets which is included in other income (expense) in the accompanying Consolidated Statement of Operations.

Note 1—Organization and Summary of Significant Accounting Policies (Continued)

Valuation of Long-Lived Assets

        The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of. The Company determines that an impairment occurred when the asset's undiscounted future cash flows are less than the carrying amount of the asset. The Company calculates the impairment loss as the amount that the carrying value of the asset exceeds the discounted future cash flows. The Company recorded a charge of $6.2 million related to specific intangible assets. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provisions of Accounting Principles Board ("APB") Opinion No. 17, Intangible Assets. The Company asseses goodwill for impairment whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors the Company considers important which could trigger an impairment include, but are not limited to, significant underperformance relative to historical or projected operating results, significant changes in the manner or use of the acquired assets or the strategy for the Company's overall business, significant negative industry or economic trends, a significant decline in the Company's stock price for a sustained period and the Company's market capitalization relative to net book value. When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flows using a discount rate commensurate with the risk inherent in its current business model. During the year ended December 31, 2001 the Company recorded a goodwill impairment charge of of $330.2 million (See Note 4).

Employee Stock Option and Purchase Plans

        The Company accounts for employee stock-based awards in accordance with the provisions of APB Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force ("EITF") 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

Stock Splits

        On February 8, 2000, the Company's Board of Directors declared a three-for-one common stock split in the form of a stock dividend for Stockholders of record as of February 21, 2000. The stock dividend payment date was March 13, 2000 and the Company's common stock traded ex-dividend starting March 14, 2000, reflecting the three-for-one stock split.

        On September 29, 1999, the Company's Board of Directors declared a three-for-one common stock split in the form of a stock dividend for Stockholders of record as of October 11, 1999. The stock dividend payment date was October 25, 1999 and the Company's common stock traded ex-dividend starting October 26, 1999, reflecting the three-for-one stock split.

        The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the February 2000 and September 1999 stock splits.

Per Share Information

        Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method and shares subject to repurchase. The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented. Excluded from the computation of diluted earnings per share for the years ended December 31, 2001 and 2000, are options and warrants to acquire 10,772,000 and 34,816,000 shares of common stock, respectively, because their effects would be anti-dilutive.

	Years Ended December 31,
	2001	2000	1999
	(In Thousands, Except Per Share Amounts)
Net (loss) income for basic and Diluted (loss) earnings per share	$(836,259)	$(161,629)	$18,809

Weighted-average common shares outstanding to compute basic (loss) earnings per share	276,733	259,780	229,128
Weighted-average common equivalent shares outstanding:
Employee common stock options	—	—	31,365
Common stock warrant	—	—	219

Total weighted-average common and common equivalent shares outstanding to compute diluted (loss) earnings per share	276,733	259,780	260,712

Basic (loss) earnings per share	$(3.02)	$(0.62)	$0.08

Diluted (loss) earnings per share	$(3.02)	$(0.62)	$0.07

Foreign Currency Transactions

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Resulting foreign exchange gains and losses are included in other income (expense), net in the Consolidated Statements of Operations and, to date, have not been significant.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes the Company's net income (loss) and all changes in equity during a period except those resulting from investments by or distributions to owners.

        For the years ended December 31, 2001, 2000 and 1999, comprehensive income (loss) was ($837.2) million, ($191.9) million, and $41.5 million, respectively. The components of other comprehensive income (loss) for these periods relate solely to net income (loss) and unrealized gains and losses on available-for-sale investments.

Income Taxes and Deferred Tax Assets

        Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.

        The Company analyzes its deferred tax assets with regards to potential realization. The Company has established a valuation allowance on a significant portion of its deferred tax assets based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Segment and Geographic Information

        The Company operates in one segment, electronic commerce business solutions. The Company's chief operating decision maker is considered to be the Company's Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

Reclassifications

        Certain prior period balances have been reclassified to conform to the current period presentation.

New Accounting Pronouncements

        On June 29, 2001, the Financial Accounting Standards Board ("FASB") approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives except assembled workforce which, pursuant to SFAS No. 141, will not be recognized as an intangible asset apart from goodwill; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002, existing goodwill will no longer be subject to amortization.

        Upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill. Amortization for the year ended December 31, 2001 was $202.5 million. Additionally, upon adoption of SFAS No. 141 and 142, the Company will no longer amortize its non-technology based intangible asset, or assembled workforce. Amortization for the non-technology based intangible asset was $2.7 million for the year ended December 31, 2001. During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition which closed on April 14, 2000 (see Note 4).

        Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. The Company has evaluated the effect the adoption of SFAS No. 142 may have on its consolidated results of operation and financial position and determined there would be no accounting charge to record upon adoption.

        In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company is required to adopt SFAS No. 144 no later than the fiscal year beginning after December 15, 2001, and plans to adopt its provisions for the quarter ending March 31, 2002. Management does not expect the adoption of SFAS No. 144 to have a material impact on the Company's consolidated results of operations and financial position.

        In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. The Company is currently recording reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales. Thus, there will be no impact on the Company's gross margin or net income but adoption will increase its services revenue and its services cost of revenue.

Note 2—Acquired and Disposed Businesses

Keyeon

        On June 29, 2001, the Company completed its acquisition of Keyeon, formerly a corporate joint venture in which the Company held an interest of approximately 36%. The acquisition was completed primarily to obtain technology to extend functionality of the Company's existing products. As consideration for the remaining interest in Keyeon, the Company issued 2,713,280 shares of its common stock valued at $13.6 million to the other participants in the joint venture which resulted in the Company owning 100% of the outstanding shares of Keyeon. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. The purchase price allocation is as follows (in thousands):

Purchase price, net of cash acquired	$6,395
Add: fair value of liabilities assumed	4,007

Total purchase consideration	10,402
Less: fair value allocated to acquired assets	3,104

Excess of purchase consideration over acquired assets and assumed liabilities	7,298
Excess allocated to:
Acquired in-process technology	6,418
Goodwill	880

        At December 31, 2001, accumulated amortization related to goodwill acquired in the Keyeon acquisition totaled $246,000. As discussed in Note 1, the Company will no longer amortize goodwill in accordance with SFAS No. 142 but will periodically test for impairment under the provisions of SFAS No. 142. The Company estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations. The income approach methodology was used to value the acquired in-process technology. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. These cash flows are discounted at a rate appropriate for the risk of the asset. The rate of return depends upon the stage of completion which was estimated at fifty percent. An overall after-tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development.

        The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the twelve-month period ended December 31, 2001 and December 31, 2000 assuming Keyeon had been acquired at the beginning of the periods presented (in thousands, except per share data):

	2001	2000
Revenue	$244,498	$413,916
Net loss	$(834,071)	$(163,511)
Basic and diluted net loss per share	$(3.02)	$(0.63)

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the periods presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations. The charges for acquired in-process technology have not been included in the unaudited pro forma results because they are nonrecurring.

Interleaf

        On April 14, 2000, the Company completed its acquisition of Interleaf, Inc. and its subsidiaries ("Interleaf") pursuant to a statutory merger involving a stock-for-stock exchange. Interleaf's software products and related services enable automated electronic business, or e-business, and also enable the extension of e-business to wireless users. Interleaf provides customers with an integrated, easily implemented e-business solution based on extensible Markup Language, or XML, that enables the design, creation and management of XML-based content for transformation and delivery over the Web and related services. As a result of the acquisition, the Company has the ability to combine technological resources to develop a robust Web-based business solution and reduce time to market for the combined Company's products. Through the acquisition of all of the equity securities of Interleaf, BroadVision acquired all of the assets and assumed liabilities of Interleaf and its existing operations which included in-process technology. Pursuant to the terms of the Agreement and Plan of Merger and Reorganization, dated as of January 26, 2000, each outstanding share of Interleaf common stock was exchanged for 1.0395 shares of Company common stock and all options to purchase shares of Interleaf common stock outstanding immediately prior to the consummation of the Merger were converted into options to purchase shares of Company common stock.

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

        The total purchase price paid for the Interleaf acquisition was allocated as follows (in thousands):

Property and equipment	$2,896
Net tangible liabilities assumed, excluding property and equipment	(1,041)
Identifiable intangible assets	28,910
In-process technology	10,100
Goodwill	765,805

Total	$806,670

        The amounts allocated to intangible assets include completed technologies of $20.4 million and assembled workforces of $8.5 million.

        At December 31, 2001, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $398.3 million. Goodwill amortization was $382.8 million and other intangible asset amortization was $15.5 million. The goodwill and other intangible assets are being amortized over a three-year period.

        The Company estimated that $10.1 million of the purchase price for Interleaf represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations upon consummation of the acquisition. The value assigned to acquired in-process technology was the amount attributable to the efforts of Interleaf up to the time of acquisition. The amount was estimated through the application of the "stages of completion" by multiplying the estimated present value of future cash flows, excluding, cost of completion, by the percentage of completion of the purchased technology at the time of the acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology.

        The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the twelve-month period ended December 31, 2000 and 1999 assuming Interleaf had been acquired at the beginning of the periods presented (in thousands, except per share data):

	2000	1999
Revenue	$427,579	$167,159
Net loss	$(236,519)	$(255,180)
Basic and diluted net loss per share	$(0.89)	$(1.06)

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

        On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, formerly a wholly-owned subsidiary of the Company, which was acquired as part of the acquisition of Interleaf in April 2000. The Company recorded a loss on sale of assets of approximately $1.3 million related to the disposition.

Fidutec

        On November 24, 1999, the Company acquired all of the registered shares of Fidutec Information Technology SA for a cash payment of 6,000,000 Swiss Francs (equivalent U.S. dollar value of $3,765,000, net of cash acquired). The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. The name of the acquired business has been subsequently changed to BroadVision Professional Services. The purchase price was allocated based on fair values as follows (in thousands):

Purchase price, net of cash acquired	$3,765
Add: fair value of liabilities assumed	399

Total purchase consideration	4,164
Less: fair value allocated to acquired assets	798

Excess of purchase consideration over acquired assets and assumed liabilities	3,366
Excess allocated to:
Prepaid compensation	2,749
Goodwill	$617

        Pro forma revenue, net loss and basic and diluted net loss per share data, assuming Fidutec had been acquired at the beginning of 1999 and 1998 is not materially different from actual results excluding the effect of Fidutec.

Note 3—Property and Equipment (in thousands):

	December 31,
	2001	2000
Furniture and fixtures	$9,646	$6,136
Computer and software	59,182	79,020
Leasehold improvements	38,440	12,099

	107,268	97,255
Less accumulated depreciation and amortization	(40,049)	(20,570)

Total property and equipment, net	$67,219	$76,685

Note 4—Goodwill and Other Intangibles

        Goodwill and other intangibles consist of the following:

	December 31,
	2001	2000
Goodwill	$437,206	$766,446
Completed technology	15,236	20,400
Assembled workforce	7,496	8,510

	459,938	795,356

Less:
Accumulated amortization	(399,071)	(187,855)

Goodwill and other intangibles, net	$60,867	$607,501

        The Company periodically assesses the impairment of long-lived assets, including identifiable intangibles, in accordance with the provisions of SFAS No. 121. The Company also periodically assesses the impairment of enterprise level goodwill in accordance with the provision of APB Opinion No. 17. Based on quantitative and qualitative measures, the Company assesses the need to record impairment losses on long-lived assets used in operations when impairment indicators are present.

        During the third quarter of fiscal 2001, the Company performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its various acquisitions. The impairment assessment was performed primarily as a result of the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the underperformance of the Interleaf acquisition relative to projections, and the overall decline in industry growth rates which have negatively impacted the Company's revenues and forecasted revenue growth rate which indicate that this trend might continue for an indefinite period. Also, current economic indicators forecast that this trend may continue for an indefinite period. As a result, the Company recorded a $336.4 million impairment charge during the third quarter of 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with the Company's acquisitions, primarily the Interleaf acquisition, to their estimated fair value. To determine other than temporary impairment for identifiable intangibles, the sum of the current undiscounted cash flows was compared to the current carrying value. If the undiscounted cash flows were greater than or equal to the current carrying value the asset is deemed not to be impaired. If the undiscounted cash flows are less than the current carrying value then the asset is deemed impaired. A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121. To determine the impairment loss for goodwill, the Company determined the fair value using a business enterprise methodology which includes a terminal value assigned to the entity. This value is then compared to the carrying value of stockholders' equity, and if less, the difference represents the impairment to be recorded. The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management's best estimates. The discount rate was based upon the weighted average cost of capital for comparable companies.

        It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term, resulting in the need to further write-down the goodwill and other long-lived assets. The Company assessed the carrying value of goodwill and other intangible assets during the fourth quarter of 2001 and no further impairment was deemed necessary.

        As discussed in Note 1, upon adoption of SFAS No. 142, on January 1, 2002, the Company will no longer amortize goodwill. The Company has identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 15 months, subject to certain effects of the new accounting pronouncements described in Note 1. Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.

Note 5—Accrued Expenses (in thousands):

	December 31,
	2001	2000
Employee benefits	$3,121	$3,900
Commissions and bonuses	5,543	22,790
Taxes payable	7,620	11,439
Royalties	3,478	1,326
Restructuring	32,454	—
Other	9,496	14,221

	$61,712	$53,676

Note 6—Long-term Debt and Other Noncurrent Liabilities

        The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. As of December 31, 2001 and December 31, 2000, outstanding term debt borrowings were approximately $3.9 million and $4.9 million, respectively. Borrowings bear interest at the bank's prime rate (4.75% and 9.5% as of December 31, 2001 and 2000, respectively). Principal and interest are due in consecutive monthly payments through maturity based on the term of the facility. Principal payments of $977,000 are due annually through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006. As of December 31, 2001 and 2000, the Company had no outstanding borrowings under its revolving line of credit. However, commitments totaling $2.4 million in the form of standby letters of credit were issued under its revolving line of credit facility as of December 31, 2001 and 2000. Commitments totaling $22.6 million and $23.0 million in the form of standby letters of credit were also issued from separate financial institutions as of December 31, 2001 and 2000, respectively. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and required the Company to meet a financial covenant. Borrowings are collateralized by a security interest in substantially all of the Company's owned assets. In August 2001 the Company signed an amendment to the loan agreement which removes the financial covenant and requires the Company to maintain a $10.0 million deposit in the bank. No other advances will be available under the revolving line of credit.

        Other noncurrent liabilities consist of the following (in thousands):

	December 31,
	2001	2000
Restructuring	$58,335	$—
Other	1,131	898

	$59,466	$898

Note 7—Income Taxes

        Income before taxes includes losses from foreign operations of approximately $20.6 million for the year ended December 31, 2001, income of $6.5 million for the year ended December 31, 2000 and income of $1.1 million for the year ended December 31, 1999.

        The components of the income tax provision are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Current:
Federal	$—	$20,491	$458
State	121	5,149	2
Foreign	2,015	2,987	536

Total current	$2,136	$28,627	$996
Deferred:
Federal	—	(3,160)	—
State	—	(2,419)	—

Total deferred	$—	(5,579)	—

	$2,136	$23,048	$996

        The differences between the income tax provision (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Expected income tax provision (benefit)	$(291,943)	$(48,503)	$6,930
Expected state income taxes (benefit), net of federal tax benefit	(45,697)	(7,621)	853
Foreign taxes	2,015	2,987	(1,009)
Utilization of foreign net operating loss carryforwards	(390)	(555)	(4,124)
Change in valuation allowance	110,948	—	—
Foreign losses not benefited	2,154	177	—
Non deductible goodwill and intangible amortization	221,724	76,038	—
Write off of acquired in-process technology	2,599	4,091	—
R&D tax credits	—	(2,877)	(1,492)
Foreign tax credits	—	(1,412)	—
Other	726	723	(162)

Income tax provision	$2,136	$23,048	$996

        The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2001	2000
Deferred tax assets:
Depreciation and amortization	$2,278	$1,490
Accrued liabilities	62,049	3,751
Capitalized research and development	957	1,371
Net operating losses	100,895	50,470
Tax credits	14,436	14,212
Other	238	463
Unrealized loss on marketable securities	777	1,477

Total deferred tax assets	181,630	73,234
Less valuation allowance	(169,071)	(63,894)

	12,559	9,340
Deferred tax liabilities
State tax liability	(5,503)	(1,584)

Net deferred tax asset	$7,056	$7,756

        The Company has provided a valuation allowance for a significant portion of its deferred tax assets as of December 31, 2001 due to the uncertainty regarding their realization. The total valuation allowance increased $105,177,000 from December 31, 2000 to December 31, 2001. Approximately $1,600,000 of the increase in the valuation allowance relates to income tax benefits arising from the exercise of stock options that will be credited directly to stockholders' equity and will not be available to benefit the income tax provision in any future periods. The remaining increase in the valuation allowance relates to net operating losses and accrued liabilities.

        As of December 31, 2001, the Company had federal and state net operating loss carryforwards of approximately $283,224,000 and $47,326,600 respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $9,948,815 and $2,221,653 respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2002 through 2020, if not utilized. The state net operating loss carryforwards expire in the years 2004 through 2010. The state research and development credits can be carried forward indefinitely. As of December 31, 2001 the Company's foreign subsidiaries had net operating loss carryforwards in foreign jurisdictions of approximately $3,500,000 that can be used to offset future foreign income.

        Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state net operating loss carryforwards may be limited in their annual usage.

Note 8—Commitments and Contingencies

        On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard's rights to resell BroadVision software effective February 15, 2002. In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision's business-to-business customer portals software products and a limited use license for BroadVision's One-to-One Enterprise software product. Hewlett-Packard's license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12,000,000.

Leases

        The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

        A summary of future minimum lease payments is as follows (in thousands); properties that are part of the restructuring have been excluded:

Year Ended December 31,
2002	$6,910
2003	5,915
2004	8,338
2005	17,594
2006	16,635
2007 and thereafter	175,038

Total minimum lease payments	$230,430

        Rental payments relating to operating leases was approximately $18.5 million, $14.0 million and $2.7 million for the years ended December 31, 2001, 2000 and 1999, respectively.

Standby Letter of Credit Commitments

        As of December 31, 2001, the Company had $25.0 million of outstanding commitments in the form of standby letters of credit in favor of the Company's various landlords to secure obligations under the Company's facility leases.

Legal Proceedings

        In April 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints allege that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results during such period. The lawsuits have been consolidated into a single action, as is customary in such cases. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company's board of directors as additional defendants. The Company anticipates that it will file a motion to dismiss the Second Amended Consolidated Complaint during May 2002. The hearing on this motion to dismiss has yet to be scheduled. The Company believes that the lawsuits are without merit and continues to defend itself vigorously.

        On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

        The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations of financial condition

Note 9—Restructuring

        During 2001, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $153.3 million was recorded during 2001 which includes severance and benefits charges, lease abandonment costs, asset impairment charges and other incremental costs incurred as a direct result of the restructuring. The Company recorded the restructuring charge at the low-end of a range, in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range is estimated at $243.1 million, an increase in the restructuring charge of $89.8 million. Actual future cash requirements may differ materially from the accrual at December 31, 2001, particularly if actual sublease income is significantly different from current estimates. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        The following table summarizes restructuring charges recorded during fiscal 2001 (in thousands):

	Severance and Benefits	Facilities/Asset Impairment	Other	Total
Restructuring charges, year ended December 31, 2001	$9,121	$143,758	$405	$153,284
Cash payments	(7,642)	(17,103)	(292)	(25,037)
Non-cash charges	(662)	(36,796)	—	(37,458)

Reserve balance, December 31, 2001	$817	$89,859	$113	$90,789

Less: current portion				32,454

Accrued restructuring costs, less current portion				$58,335

        The nature of the restructuring charges summarized above is as follows:

        Severance and benefits—During the year ended December 31, 2001, the Company recorded a charge of approximately $9.1 million related to severance benefits to terminated employees in the United States and various international locations. Costs incurred include severance, payroll taxes and COBRA benefits. Approximately $7.6 million was paid out as of December 31, 2001 and $662,000 relates to non-cash compensation. The Company terminated approximately 654 employees in North and South America and approximately 205 employees throughout Europe and the Asia Pacific during 2001 under the restructuring plan. All departments of the Company were included in the reduction in workforce. The remaining $817,000 of severance, payroll taxes and COBRA benefits will be paid in full during fiscal 2002.

        Facilities/asset impairment—During the second quarter of fiscal 2001, the Company adopted a plan to consolidate its operating facilities and recorded restructuring expense of $118.4 million. Lease termination costs relate to the abandonment of certain excess leased facilities in Arkansas, California, Colorado, Georgia, Illinois, Maryland, Texas, Virginia, Washington, Australia, France, Hong Kong, Italy, Japan, Netherlands, Singapore, Switzerland, Taiwan, Toronto and the United Kingdom. Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated costs to sublease, were based on market information analyses provided by a commercial real estate brokerage firm retained by the Company.

Note 9—Restructuring (Continued)

        During the third and fourth quarter of fiscal 2001, the Company revised its estimates and expectations with respect to its facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates based upon actual events and circumstances. Based on the factors above, an additional facilities/asset impairment charge of $7.8 million was recorded in the third quarter of 2001 and $17.6 million during the fourth quarter of 2001. For the year ended December 31, 2001, lease abandonment costs totaled $143.8 million, which includes the impairment of assets totaling $36.8 million.

        Net cash payments through December 31, 2001 related to abandoned facilities amounted to $17.1 million. Actual future cash requirements may differ materially from the accrual at December 31, 2001, particularly if actual sublease income is significantly different from current estimates. As of December 31, 2001, $89.9 million of lease termination costs, net of anticipated sublease income, is expected to be utilized by the end of fiscal 2008.

        Other—The Company recorded a charge of approximately $405,000 for various incremental costs incurred as a direct result of the restructuring. The remaining $113,000 will be paid in full during fiscal 2002.

Note 10—Stockholders' Equity

Convertible Preferred Stock

        As of December 31, 2001, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have approved authorized shares of convertible preferred stock to 10.0 million shares.

Warrants

        As of December 31, 2001, there were warrants outstanding to acquire 86,667 shares of common stock at an average price of $20.84. These warrants were issued in connection with revenue transactions. The warrants were valued using the Black-Scholes option-pricing model and revenues were recorded net of the fair value of the warrants.

Common Stock

        During June 2001, the Company completed a transaction in which it acquired the remaining ownership of Keyeon (see Note 2).

        During April 2000, the Company completed the acquisition of Interleaf in a stock-for-stock transaction (see Note 2).

        During May 2000, the stockholders approved an increase in the authorized shares of common stock to 2 billion shares.

        During May 2000, the Board of Directors and the stockholders approved an increase in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan by 13,125,000 shares. In addition, the Board of Directors approved 6 million shares of common stock available to be issued under the Company's Non-Officer Stock

Option Plan. During May 2001, the Board of Directors and the stockholders approved an increase in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan by 12 million shares.

        The Company applies APB Opinion No. 25 and related interpretations when accounting for its stock option and stock purchase plans. As of December 31, 2001, the Company had reserved 96 million shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. 89,179 unvested shares were repurchased by the Company during the year ended December 31, 2001 at a weighted-average price of $1.32. As of December 31, 2001, 71,560 shares were subject to repurchase at a weighted-average price of $1.08. At December 31, 2000 and 1999, 612,845 and 1,438,200 shares, respectively, were subject to repurchase.

        The Company's President and CEO has options to purchase 9,040,000 shares of common stock at an average exercise price of $7.01 per share. On April 1, 1995, the Company's President and CEO was granted options to purchase 4,500,000 shares of common stock at an exercise price of $0.44 per share. These options vest ratably over a 60-month period commencing on grant whereas the first year is subject to cliff vesting. As of December 31, 2001, all of the 4,500,000 options were exercised. On June 23, 1999, the CEO was granted additional options to purchase 4,500,000 shares of common stock at an exercise price of $6.67 per share. The options vest ratably, 20% after year 1 and the remainder ratably over a 48 month period, over a 60-month period commencing on grant. As of December 31, 2001, 2,250,005 of the 4,500,000 additional options were vested. On May 25, 2001, the CEO was granted additional options to purchase 4,500,000 shares of common stock at an exercise price of $7.39 per share. The options vest ratably over a 48 month period, commencing on grant. As of December 31, 2001, 656,250 options from the May 25, 2001 grant were vested. On November 27, 2001, the CEO was granted additional options to purchase 40,000 shares of common stock at an exercise price of $3.89 per share. The options vest ratably over a 24 month period, commencing on grant. As of December 31, 2001, 1,667 options from the November 27, 2001 grant were vested.

        Activity in the Company's stock option plan is as follows:

	Years Ended December 31,
	2001		2000		1999
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	40,394	$13.23	39,978	$6.36	31,482	$0.96
Granted	31,605	4.98	10,899	30.93	20,565	11.42
Exercised	(3,756)	1.35	(7,378)	1.83	(9,759)	0.71
Forfeited	(21,092)	21.18	(3,105)	14.21	(2,310)	1.67
Outstanding at end of period	47,151	$4.95	40,394	$13.23	39,978	$6.36
Exercisable at end of period	14,050	$4.57	10,115	$5.63	6,195	$0.82
Weighted-average fair value of options granted during the period		$4.56		$28.67		$9.36

        The following table summarizes stock options outstanding under the plan as of December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Options (000's)	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
$0.02 - $1.88	9,566	6.75	1.10	5,160	$0.90
2.00 - 3.84	3,366	7.90	2.95	965	2.93
3.89 - 3.89	16,913	9.91	3.89	2,177	3.89
3.92 - 7.39	14,687	8.38	6.59	4,763	6.21
9.69 - 52.81	2,619	8.36	19.22	985	18.96
	47,151	8.56	4.95	14,050	$4.57

        The Company grants options outside of the Company's stock option plan. The terms of these options are generally identical to those granted under the Company's plan. A summary of options outside of the plan is presented below:

	Years Ended December 31,
	2001		2000		1999
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	22,298	$14.27	15,657	$6.06	6,651	$0.47
Granted	2,970	3.15	11,569	23.54	9,405	9.84
Exercised	(5,869)	.74	(2,384)	6.28	(333)	0.74
Forfeited	(10,616)	23.76	(2,544)	13.36	(66)	7.49
Outstanding at end of period	8,783	$8.70	22,298	$14.27	15,657	$6.06
Exercisable at end of period	3,759	$8.30	8,210	$3.06	5,433	$0.45
Weighted-average fair value of options granted during the period		$3.56		$31.04		$8.06

        The following table summarizes stock options, granted outside the plan, outstanding as of December 31, 2001:

	Outstanding			Exercisable
Range of Exercise Prices	Options (000's)	Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
$0.09 - $3.61	1,385	5.72	$1.60	1,190	$1.30
3.89 - 3.89	2,360	9.91	3.89	363	3.89
6.19 - 8.00	1,791	7.54	7.06	868	7.04
8.06 - 12.97	2,427	7.70	12.02	977	11.89
18.25 - 50.38	820	8.03	28.23	361	29.12
	8,783	7.98	$8.70	3,759	$8.30

        During the year ended December 31, 2001 the Company recorded compensation expense of $1.0 million. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $350,000 of the charge is recorded in general and administrative expense and the remaining $664,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

        During the second quarter of 2001, the Company announced a voluntary stock option exchange program for its employees and directors. Under the program, BroadVision employees and directors had the opportunity, if they so chose, to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the then current fair market value. The offer remained outstanding until 5:00 p.m., Pacific Daylight Time, on May 25, 2001 (the "Expiration Date"). These elections were required to include all options granted during the prior six-month period. A total of 937 individuals elected to participate in the offer. These individuals tendered a total of 23.5 million options to purchase common stock in return for the Company's promise to grant new options on the grant date of November 27, 2001. A total of 9.4 million options were granted at the fair market value of $3.89 per share, the opening price of our common stock on November 27, 2001, to those employees who had been continuously employed with the Company from the date they tendered their original options through November 27, 2001. The exchange program complies with Financial Accounting Standards Board Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and did not result in any additional compensation charges or variable plan accounting. Employees located in Sweden were not eligible for this program.

Pro Forma Disclosure

Employee Stock Purchase Plan

        As of December 31, 2001, the Company had reserved 11,400,000 shares for issuance since the inception of the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Purchase Plan. Under the Purchase Plan, the Company issued approximately 2,638,000, 1,088,000 and 1,833,000 shares to employees in the years ended December 31, 2001, 2000 and 1999, respectively. Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of approximately 2 months, and the following weighted-average assumptions:

	Years Ended December 31,
	2001	2000	1999
Risk-free interest rate	1.67%	4.50%	6.00%
Volatility	143%	136%	97%

        The weighted-average fair value of the purchase rights granted in the years ended December 31, 2001, 2000, and 1999, was $2.00, $12.87, and $3.24, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Years Ended December 31,
	2001	2000	1999
Expected life	4.0 years	4.4 years	4.1 years
Risk-free interest rate	3.82%	4.75%	6.55%
Volatility	143%	136%	97%

        Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,
	2001	2000	1999
Net (loss) income:
As reported	$(836,259)	$(161,629)	$18,809
Pro forma	$(795,584)	$(484,587)	$(25,015)
Basic net (loss) earnings per share:
As reported	$(3.02)	$(0.62)	$0.08
Pro forma	$(2.87)	$(1.87)	$(0.11)
Diluted net (loss) earnings per share:
As reported	$(3.02)	$(0.62)	$0.07
Pro forma	$(2.87)	$(1.87)	$(0.11)

Note 11—Employee Benefit Plan

        The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 20% of their annual compensation, subject to certain limitations ($10,500 for the year ended December 31, 2001).

        Effective January 1, 2000, the Company provided a 50% match for all employee contributions, up to 6% of the employees' annual compensation subject to certain limitations ($5,100 per employee for the year ended December 31, 2001). Employees vest in Company matching contributions based on years of service with the company, 50% upon the employees' first anniversary and 100% on the second anniversary and thereafter. As of August 15, 2001, the Company discontinued the 50% match for all employee contributions. The Company contributed $2.3 million for the year ended December 31, 2001, all of which has been funded or accrued as of December 31, 2001.

Note 12—Geographic, Segment and Significant Customer Information

        The Company operates in one segment, electronic business commerce solutions. The Company's reportable segment includes the Company's facilities in North and South America (Americas), Europe and Asia Pacific and The Middle East (Asia/Pacific). The Company's chief operating decision maker is considered to be the Company's CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

        The disaggregated revenue information on a product basis reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Software licenses:
One-To-One Enterprise	$7,726	$18,599	$14,569
One-To-One Packaged Solutions	93,754	232,239	60,814
Services	83,158	116,928	26,737
Maintenance	59,860	46,150	13,394

Total Company	$244,498	$413,916	$115,514

        The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and application service providers ("ASPs"). In addition, the sales of the Company's products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. The Company currently operates in three primary geographical territories, Americas, Europe and Asia/Pacific.

        Disaggregated financial information regarding the Company's geographic areas is as follows (in thousands):

	Years Ended December 31,
	2001	2000	1999
Revenues:
Americas	$147,106	$272,033	$79,323
Europe	74,347	107,542	26,211
Asia/Pacific	23,045	34,341	9,980

Total Company	$244,498	$413,916	$115,514

	December 31,
	2001	2000
Long-lived assets:
Americas	$131,874	$682,064
Europe	3,547	4,209
Asia/Pacific	2,425	3,856

Total Company	$137,846	$690,129

        During the years ended December 31, 2001, 2000 and 1999 no one customer accounted for 10% or more of the Company's revenues.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None

PART III

        Certain information required by Part III is incorporated by reference in this Report from the Company's definitive proxy statement for its 2001 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND EXECUTIVE OFFICERS

        Our directors and executive officers and their ages as of February 28, 2002 are as follows:

Name	Age	Position
Pehong Chen	44	Chairman of the Board, Chief Executive Officer and President
David L. Anderson(2)	58	Director
Todd A. Garrett(1)	60	Director
Koh Boon Hwee(2)	51	Director
Klaus Luft(1)	60	Director
Carl Pascarella(1)(2)	59	Director
Francis Barton(3)	55	Executive Vice President and Chief Financial Officer
Chris Grejtak(3)	53	Executive Vice President, Worldwide Marketing and Business Development, and Chief Marketing Officer
James Thanos(4)	53	Executive Vice President and General Manager, Worldwide Field Operations

(1)
Members of the Audit Committee.

(2)
Members of the Compensation Committee.

(3)
Became an executive officer in 2001.

(4)
Became an executive officer in 2000.

        Set forth below is biographical information for members of the Board of Directors whose biography information is not provided in Item 1. See Item 1 for the biographical information of the executive officers. Certain information required by this Item is incorporated by reference to the section entitled "Section 16(a) Beneficial Ownership Reporting Compliance" in the Proxy Statement.

        David L. Anderson has served as a director of the Company since November 1993. Since 1974, Mr. Anderson has been a Managing Director of the General Partner of Sutter Hill Ventures, a California Limited Partnership, a venture capital investment firm. Mr. Anderson also serves on the Boards of Directors of Dionex Corporation and Molecular Devices Corporation, and on the boards of directors of several privately-held companies. He holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Graduate School of Business Administration.

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

        Koh Boon Hwee has served as a director of the Company since February 1996. He is Executive Director of Mediaring.com Ltd, a company listed on the Stock Exchange of Singapore focusing on the development of products and services based on VOIP technologies. He is also currently Chairman of Singapore Airlines Ltd. and serves on the board of QAD Inc. He was previously the Managing Director of Hewlett Packard Singapore (1985 to 1990), Executive Chairman of the Wuthelam Group of Companies (1991 to 2000), Chairman of Omni Industries Ltd (1997 to 2001) and Chairman of Singapore Telecommunications Ltd. (1986 to 2001). Mr. Koh holds a B.S. in Mechanical Engineering from the University of London and an M.B.A. from Harvard University.

        Klaus Luft has served as a director of the Company since February 2000. Mr. Luft is the founder, owner and President of MATCH (Market Access for Technology Services GmbH), a private company in Munich, Germany that provides sales and marketing services to high technology companies. He is also the founder and Chairman of the supervisory board of Artedona AG, a privately held e-commerce company established in 1999 and headquartered in Munich. Since August 1990, Mr. Luft has served as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. From March 1986 to November 1989, Mr. Luft was Chief Executive Officer of Nixdorf Computer AG, a manufacturer of computer systems in Paderborn, Germany, where he also held various executive board positions for more than 20 years in sales, marketing, finance and manufacturing. He also serves on the Board of Directors of Dell Computer Corporation and Sagent Technology Inc. Mr. Luft is a member of the International Advisory Board of the Business School of International University of Germany. Mr. Luft received his German Arbitur in Bruchsal, Germany.

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

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Certain Transactions" in the Proxy Statement.

PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)
The following documents are filed as a part of this Report.

1.
Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

  Report of Independent Public Accountants

  Consolidated Balance Sheets as of December 31, 2001 and 2000

  Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2001.

  Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2001.

  Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2001.

  Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

    Report on Financial Statement Schedule and Consent of Independent Public Accountants

    Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

(b)
Reports on Form 8-K. None

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 1st day of April 2002.

BroadVision, Inc.
By:	/s/ PEHONG CHEN
Pehong Chen Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pehong Chen and Francis Barton his attorney-in-fact, with the power of substitution, for him in any and all capacities, to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEHONG CHEN Pehong Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	April 1, 2002
/s/ FRANCIS BARTON Francis Barton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 1, 2002
/s/ DAVID L. ANDERSON David L. Anderson	Director	April 1, 2002
/s/ TODD A. GARRETT Todd A. Garrett	Director	April 1, 2002
/s/ KOH BOON HWEE Koh Boon Hwee	Director	April 1, 2002
/s/ KLAUS LUFT Klaus Luft	Director	April 1, 2002
/s/ CARL PASCARELLA Carl Pascarella	Director	April 1, 2002

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

DECEMBER 31, 2000

INDEX TO EXHIBITS

Exhibit		Description
3.1	(1)	Amended and Restated Certificate of Incorporation.
3.2	(6)	Certificate of Amendment of Certificate of Incorporation, dated June 28, 2000.
3.3	(1)	Amended and restated Bylaws.
4.1	(1)	References are hereby made to Exhibits 3.1 to 3.2.
4.3	(1)	Second Amended and Restated Investor's Rights Agreement dated April 15, 1997 among the Company and certain of its stockholders.
10.1	(1)(a)	Form of Indemnity Agreement between the Company and each of its directors.
10.2	(6)(a)	Equity Incentive Plan as amended February 8, 2000 (the "Equity Incentive Plan").
10.3	(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.4	(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.5	(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.6	(1)(a)	1997 Employee Stock Purchase Plan (the "Employee Stock Purchase Plan").
10.7	(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.8	(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.9	(1)(b)	Terms and Conditions dated January 1, 1997 between IONA Technologies LTD and the Company.
10.10	(1)	Series D Preferred Stock Option Agreement dated February 27, 1997 between the Company and Pehong Chen.
10.11	(1)(a)	Stock Option Plan.
10.12	(1)(a)	Form of Incentive Stock Option under the Stock Option Plan.
10.13	(1)(a)	Form of Nonstatutory Stock Option under the Stock Option Plan.
10.14	(1)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.15	(2)	Loan and Security, dated July 2, 1997, between Silicon Valley Bank and the Company.
10.16	(3)	First Amendment to Loan and Security Agreement, dated as of February 5, 1998 between the Company and Silicon Valley Bank.
10.17	(4)	Agreement and Plan of Merger and Reorganization dated January 26, 2000 among the Company, Infiniti Acquisition Sub, Inc. and Interleaf, Inc.
10.18	(5)
		Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.

10.19	(5)
		Triple Net Building Lease dated February 16, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.
10.20	(5)
		Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and BroadVision, Inc., as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.
10.21	(5)(a)	2000 Non-Officer Incentive Plan
10.22	(6)	Building Lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.23	(6)
		Amendment, dated April 26, 2000, of lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.24	(7)(b)	Independent Software Vendor Agreement between IONA Technologies, PLC and the Company, dated June 26, 1998 (as amended).
10.25	(8)	Fourth Loan Modification Agreement with Silicon Valley Bank, dated August 3, 2001.
10.26	(8)	Loan Modification Agreement with Silicon Valley Bank dated November 1, 2001.
10.27	(a)	Offer Letter, dated October 19, 2001, by and between the Company and Francis Barton.
21.1		Subsidiaries of the Company.
23.2		Consent of Arthur Andersen LLP.
24.1		Power of Attorney. (See page 90)
99		Audit representation of Arthur Andersen LLP.

(1)
Incorporated by reference to the Company's Proxy Statement filed on September 13, 1999.

(2)
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 1997 filed on November 12, 1997.

(3)
Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 1998.

(4)
Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 6, 2000.

(5)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(6)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(7)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

(8)
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(a)
Represents a management contract or compensatory plan or arrangement.

(b)
Confidential treatment requested.

REPORT ON FINANCIAL STATEMENT SCHEDULE
OF INDEPENDENT PUBLIC ACCOUNTANTS

To the Board of Directors and Stockholders of BroadVision, Inc and Subsidaries:

        We have audited in accordance with auditing standards generally accepted in the United States of America, the consolidated financial statements of BroadVision, Inc. and subsidiaries included in this annual report on Form 10-K and have issued our report thereon dated January 23, 2002. Our audits were made for the purpose of forming an opinion on the basic financial statements taken as a whole. The schedule, Schedule II, is the responsibility of the Company's management, is presented for purposes of complying with the Securities and Exchange Commission's rules and is not part of the basic financial statements. This schedule has been subjected to the auditing procedures applied in the audits of the basic financial statements and, in our opinion, fairly states in all material respects the financial data required to be set forth therein in relation to the basic financial statements taken as a whole.

/s/ ARTHUR ANDERSEN LLP

San Jose, California
March 29, 2002

S-1

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

(In Thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Accounts receivable reserves:
Allowance for doubtful accounts	$4,015	$6,846	$4,508	$6,353
Revenue reserves	$—	$2,975	$1,134	$1,841

Year ended December 31, 2001	$4,015	$9,821	$5,642	$8,194
Allowance for doubtful accounts	$1,446	$2,687	$118	$4,015
Revenue reserves	$—	$—	$—	$—

Year ended December 31, 2000	$1,446	$2,687	$118	$4,015
Allowance for doubtful accounts	$788	$758	$100	$1,446
Revenue reserves	$—	$—	$—	$—

Year ended December 31, 1999	$788	$758	$100	$1,446

(1)
Represents net charge-offs of specific receivables.

S-2

QuickLinks

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2001 TABLE OF CONTENTS
PART II
RISK FACTORS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (In Thousands, Except Per Share Amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (In Thousands, Except Per Share Amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (In Thousands)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (In Thousands)
BROADVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2001
PART III
DIRECTORS AND EXECUTIVE OFFICERS
PART IV
SIGNATURES
POWER OF ATTORNEY
BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2000 INDEX TO EXHIBITS
REPORT ON FINANCIAL STATEMENT SCHEDULE OF INDEPENDENT PUBLIC ACCOUNTANTS
BROADVISION, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (In Thousands)