Form 10-K/A
period 2001-12-31
BROADVISION INC
filed 2002-04-30
CIK 920448

QuickLinks -- Click here to rapidly navigate through this document

SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K/A
Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2001

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 0-28252

BROADVISION, INC.
(Exact Name of Registrant as Specified in Its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3184303 (I.R.S. Employer Identification No.)

585 Broadway
Redwood City, California 94063
(Address of Principal Executive Offices)(Zip Code)

(650) 261-5100
(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

Common Stock, $.0001 par value

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Based on the closing sale price of the Company's Common Stock on April 22, 2002, the aggregate market value of the voting stock held by nonaffiliates of the registrant was $293,305,621.

        As of April 22, 2002, registrant had outstanding 288,294,098 shares of Common Stock.

        BroadVision, Inc. hereby amends its Annual Report on Form 10-K for the year ended December 31, 2001 (the "Form 10-K") to add the information required by Part III of Form 10-K.

PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Directors

        The following is certain information about the current members of the Company's Board of Directors.

Name	Age	Principal Occupation/ Position Held With The Company
Pehong Chen	44	Chairman of the Board of Directors, President and Chief Executive Officer
David L. Anderson	58	Managing Director, Sutter Hill Ventures
Todd A. Garrett	60	Private Investor
Koh Boon Hwee	51	Executive Director, MediaRing.com Ltd
Klaus Luft	60	President, Market Access for Technology Services GmbH
Carl Pascarella	59	President and Chief Executive Officer, Visa U.S.A.

        Pehong Chen has served as Chairman of the Board, Chief Executive Officer and President of the Company since its incorporation in May 1993. From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, Inc., a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of, Gain Technology, Inc., a provider of multimedia applications development systems, which was acquired by Sybase, Inc. Dr. Chen currently serves on the Board of Directors of SINA.com and Tumbleweed Communications Corp. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.

        David L. Anderson has served as a director of the Company since November 1993. Since 1974, Mr. Anderson has been a managing director of Sutter Hill Ventures, a venture capital investment firm. Mr. Anderson currently serves on the Board of Directors of Dionex Corporation and Molecular Devices Corporation. He holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard University.

        Todd A. Garrett has served as a director of the Company since January 1999. Mr. Garrett is currently a private investor. In 1999, Mr. Garrett retired from Procter & Gamble Company, where he held various key executive positions within the company since joining it in 1985. These positions included: Vice President, Asia/Pacific; Vice President, U.S. Beauty Care; Group President, President of Worldwide Strategic Planning, Beauty Care Products; Senior Vice President; and Chief Information Officer. Mr. Garrett holds a B.A. from the University of Rochester and an M.B.A. from Xavier University.

        Koh Boon Hwee has served as a director of the Company since February 1996. Mr. Koh is Executive Director of MediaRing.com Ltd, a Singapore Stock Exchange-listed company focusing on the development of products and services based on voice-over Internet protocol technologies. He is also currently Chairman of Singapore Airlines Ltd and serves on the Board of Directors of QAD Inc. He was previously Chairman of Singapore Telecommunications Limited from 1986 to 2001, Chairman of Omni Industries Limited, a contract manufacturer, from 1997 to 2001, Chairman of the Wuthelam Group of Companies, a diversified Singapore company with subsidiaries engaged in, among other things, real estate development, hotel management and high technology, from 1991 to 2000 and Managing Director of Hewlett Packard Singapore from 1985 to 1990. Mr. Koh holds a B.S. in Mechanical Engineering from the University of London and an M.B.A. from Harvard University.

        Klaus Luft has served as a director of the Company since February 2000. Mr. Luft is the founder, owner and President of MATCH - Market Access for Technology Services GmbH, a private company in Munich, Germany that provides sales and marketing services to high technology companies. He is also the founder and Chairman of the supervisory board of Artedona AG, a privately held e-commerce company established in 1999 and headquartered in Munich. Since August 1990, Mr. Luft has served as Vice Chairman and International Advisor to Goldman Sachs Europe Limited. He also serves on the Board of Directors of Dell Computer Corporation. Mr. Luft is a member of the International Advisory Board of the International University of Germany. Mr. Luft received his German Arbitur in Bruchsal, Germany.

        Carl Pascarella has served as a director of the Company since September 1997. Since August 1993, Mr. Pascarella has been President and Chief Executive Officer of Visa U.S.A. From January 1983 to August 1993, he was Assistant Chief General Manager of the Asia-Pacific region of Visa U.S.A. Before joining Visa U.S.A., Mr. Pascarella was Vice President of the International Division of Crocker National Bank. He also served as Vice President of Metropolitan Bank at Bankers Trust Company. Mr. Pascarella holds a B.A. from the University of Buffalo and an M.B.A. from Harvard University.

Executive Officers

        The names of and certain information about the current executive officers of the Company are set forth under Item 1 of Part I of the Form 10-K under the heading "Employees; Executive Officers."

Section 16(a) Beneficial Ownership Reporting Compliance

        Section 16(a) of the Exchange Act requires the Company's directors and executive officers, and persons who own more than ten percent of a registered class of the Company's equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities of the Company. Directors, officers and greater than ten percent stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file.

        To the Company's knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, during the fiscal year ended December 31, 2001, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, except that an initial report of ownership was filed late by Mr. Barton and Ms. Mills-Turner failed to file one report of one transaction.

ITEM 11. EXECUTIVE COMPENSATION

Compensation of Directors

        Directors currently do not receive any cash compensation from the Company for their services as members of the Board of Directors, although they are reimbursed for certain expenses incurred in connection with attendance of Board and Committee meetings in accordance with Company policy.

        Each director of the Company is eligible to receive stock option grants under the Incentive Plan. As of December 31, 2001, non-employee directors held options to purchase an aggregate of 1,497,205 shares of the Company's Common Stock. Additionally, in May 2001, the Company announced a voluntary stock option exchange program for its employees, including its executive officers, and directors. Under the program, employees and directors of the Company had the opportunity, if they so chose, to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the fair market value on the date of grant. The offer remained outstanding until 5:00 p.m., Pacific Daylight Time, on May 25, 2001. These elections were required to include all options granted during the prior six-month period. Mr. Luft elected to participate in the offer and tendered options in return for the Company's promise to grant new options on November 27, 2001. On November 27, 2001, the Company granted an option to Mr. Luft to purchase 240,000 shares, at the fair market value of $3.89 per share, the opening price of the Company's Common Stock on such date.

Compensation of Executive Officers

SUMMARY OF COMPENSATION

        The following table shows for the fiscal years December 31, 1999, 2000 and 2001, compensation awarded or paid to, or earned by, the Company's Chief Executive Officer, its other three most highly compensated executive officers at December 31, 2001 and one former executive officer who resigned from his position during fiscal year 2001 (the "Named Executive Officers"):

SUMMARY COMPENSATION TABLE

		Annual Compensation (1)			Long Term Compensation Awards
Name and Principal Position	Year	Salary ($)	Annual Bonus ($)	Other Compensa- tion	Securities Underlying Options (#)(7)
Pehong Chen (2) Chairman of the Board, President and Chief Executive Officer	2001 2000 1999	$204,167 341,667 250,000	$150,000 25,000 106,250	— — —	4,540,000 — 4,500,000
Randall C. Bolten (3) Former Chief Financial Officer and Executive Vice President, Operations	2001 2000 1999	220,000 215,783 166,320	48,800 45,000 37,500	— — —	50,000 50,000 180,000
Chris Grejtak (4) Executive Vice President, Worldwide Marketing and Business Development	2001 2000 1999	202,031 — —	24,900 — —	— — —	440,798 — —
Nancy Mills-Turner (5) Former Executive Vice President and General Manager, Worldwide Professional Services	2001 2000 1999	248,584 220,000 68,475	118,300 152,250 2,500	— — —	355,868 200,000 960,000
James Thanos (6) Executive Vice President and General Manager, Worldwide Field Organization	2001 2000 1999	283,750 220,000 218,000	108,529 460,894 85,000	82,336 116,275 299,677	658,309 300,000 600,000

(1)
Includes amounts earned but deferred at the election of the Named Executive Officers under the Company's 401(k) plan.

(2)
Does not include $145,833 in salary for August through December 2001 that Dr. Chen elected not to receive until the Company achieves certain financial goals.

(3)
Employment as an executive officer of the Company ended July 2001. Includes $91,667 in salary paid from last regular day worked through December 2001.

(4)
Became an executive officer of the Company in February 2001. Employment as an executive officer of the Company ended in April 2002.

(5)
Became an executive officer of the Company in September 1999. Employment as an executive officer of the Company ended in January 2002.

(6)
Became an executive officer of the Company in March 1998.

(7)
For fiscal year 2001, includes 50,000, 330,000 and 300,000 shares underlying options granted to Mr. Bolten, Mr. Grejtak and Mr. Thanos, respectively, in connection with the Company's option exchange program, as described more fully in "Stock Option Grants and Exercises."

STOCK OPTION GRANTS AND EXERCISES

        The Company grants options to its executive officers under its Incentive Plan. As of March 31, 2002, options to purchase a total of 42,792,183 shares were outstanding under the Incentive Plan and options to purchase 12,043,958 shares remained available for grant thereunder.

        In May 2001, the Company announced a voluntary stock option exchange program for its employees, including its executive officers and directors. Under the program, employees of the Company had the opportunity, if they so chose, to elect to cancel outstanding stock options held by them in exchange for an equal number of new options to be granted at a future date at the fair market value on the date of grant. The offer remained outstanding until 5:00 p.m., Pacific Daylight Time, on May 25, 2001. These elections were required to include all options granted during the prior six-month period. On November 27, 2001, the Company granted options under the Incentive Plan and Non-Officer Plan to those employees and directors who elected to participate in the program, at the fair market value of $3.89 per share, the opening price of the Company's Common Stock on such date. The options granted under the program vest over four years.

        The following table shows for the fiscal year ended December 31, 2001, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers.

OPTION GRANTS IN LAST FISCAL YEAR

	Individual Grants
					Potential Realizable Value At Assumed Annual Rates Of Stock Price Appreciation For Option Term(3)
		Percent Of Total Options Granted to Employees In Fiscal 2001(%)(1)
	Number of Securities Underlying Options Granted
			Exercise Price Per Share ($/Sh)(2)
				Expiration Date
Name					5% ($)	10% ($)
Pehong Chen (4)	4,500,000 40,000	13.32 0.12%	$7.39 3.89	5/24/11 11/26/11	$20,950,650 98,028	$52,875,450 247,404
Randall C. Bolten (4)	50,000	0.15	3.89	11/26/11	122,535	309,255
Chris Grejtak(5)	440,798	1.31	3.89	11/26/11	1,080,264	2,726,380
Nancy Mills-Turner	300,000 55,869	0.89 0.17	7.39 3.89	5/24/11 11/26/11	1,396,710 136,918	3,525,030 345,555
James Thanos	658,309	1.95	3.89	11/26/11	1,613,318	4,071,707

(1)
Based on options to purchase 33,773,447 shares granted in 2001.

(2)
The exercise price per share of each option was equal to the closing sale price of the Common Stock as quoted on the Nasdaq Stock Market's National System on the day prior to the date of grant.

(3)
The potential realizable value is based on the term of the option at its time of grant, which is ten years. It is calculated by assuming that the stock price on the date of grant appreciates at the indicated annual rate, compounded annually for the entire term of the option and that the option is exercised and sold on the last day of its term for the appreciated stock. The five percent and ten percent columns represent assumed rates of appreciation only, in accordance with the rules of the SEC, and do not reflect the Company's estimate or projection of future stock price performance. Actual gains, if any, are dependent on the actual future performance of the Company's Common Stock and no gain to the optionee is possible unless the stock price increases over the option term, which will benefit all stockholders.

(4)
The options have a term of ten years, subject to earlier termination in certain events related to termination of employment, and vest at the rate of 1/48th per month (25% per year) with one-year cliff vesting. The options will fully vest in the event of dissolution or liquidation or other corporate reorganization, unless the acquiring company assumes the options or substitutes similar options.

(5)
Excludes 330,000 shares granted to Mr. Grejtak on January 29, 2001 that were cancelled in connection with the Company's option exchange program, as described more fully in "Stock Option Grants and Exercises."

FISCAL YEAR-END OPTION VALUES OF UNEXERCISED OPTIONS

			Number of Securities Underlying Unexercised Options at December 31, 2001 (#)(2)
					Value of Unexercised In-The- Money Options at December 31, 2001($)(3)
	Shares Acquired on Exercise (#)	Value Realized ($)(1)
Name			Exercisable	Unexercisable	Exercisable	Unexercisable
Pehong Chen	4,500,000	$1,195,200	2,907,922	4,132,078	—	—
Randall C. Bolten	—	—	136,004	165,153	$180,649	$89,462
Chris Grejtak	—	—	12,909	427,889	—	—
Nancy Mills-Turner	—	—	332,373	943,495	—	—
James Thanos	—	—	1,118,324	1,661,039	1,090,821	834,914

(1)
Value received is based on the per share deemed values of the Company's Common Stock on the date of exercise, determined after the date of grant solely for financial accounting purposes, less the exercise price, without taking into account any taxes that may be payable in connection the transaction.

(2)
Reflects vested and unvested shares at December 31, 2001. Options granted are immediately exercisable, but are subject to the Company's right to repurchase unvested shares on termination of employment.

(3)
Fair market value of the Company's Common Stock at December 31, 2001, which was $2.74 per share, less the exercise price of the options.

EMPLOYMENT AND SEPARATION AGREEMENTS WITH EXECUTIVE OFFICERS

        Separation Agreement between the Company and Chris M. Grejtak.    Mr. Grejtak resigned from his position as Executive Vice President, Chief Marketing Officer and all other corporate offices and positions he held with the Company, effective April 12, 2002. The Company agreed to provide Mr. Grejtak with one year of severance and health benefits, payable over 12 months, and six months of additional stock option vesting. The Company and Mr. Grejtak executed a mutual release of claims. Nothing in the separation agreement affected the Company's indemnification or defense obligations to Mr. Grejtak that arose from his employment with the Company, and Mr. Grejtak agreed to cooperate with the Company with respect to any existing or future litigation or similar proceedings to the extent requested by the Company.

        Separation Agreement between the Company and Nancy Mills-Turner.    Ms. Mills-Turner resigned from her position as Executive Vice President, Worldwide Products & Services and General Manager and all other corporate offices she held with the Company, effective January 25, 2002, and became an employee advisor to the Company for one year. The Company agreed to pay Ms. Mills-Turner her regular salary during this one-year advisory period. Ms. Mills-Turner is also eligible to participate in the Company's benefit plans to the extent permitted by each plan during the one-year period. Ms. Mills-Turner's stock options will continue to vest for the first six months of the one-year period. In addition, Ms. Mills-Turner received her performance bonus for the third quarter of 2001. The Company and Ms. Mills-Turner each executed a mutual release of claims. The Company agreed to indemnify, hold harmless and defend Ms. Mills-Turner in various civil actions and future actions in which Ms. Mills-Turner is named as a defendant based on her employment with the Company.

        Amended and Restated Separation Agreement between the Company and Randall Bolten.    On June 29, 2001, the Company and Mr. Bolten entered into a separation agreement and, on September 28, 2001, the Company and Mr. Bolten amended and restated the agreement. Mr. Bolten resigned from his position as Executive Vice President and Chief Financial Officer and all other corporate offices he held with the Company, effective July 31, 2001, and became an employee advisor to the Company for one year. The Company agreed to pay Mr. Bolten his regular salary during this one-year advisory period. Mr. Bolten is also eligible to participate in the Company's benefit plans to the extent permitted by each plan during the one-year period. Mr. Bolten's stock options continued to vest for the first six months of the one-year period. In addition, Mr. Bolten received his performance bonus for the second and third quarters of 2001. The Company and Mr. Bolten each executed a mutual release of claims. The Company agreed to indemnify, hold harmless and defend Mr. Bolten in various civil actions and future actions in which Mr. Bolten is named as a defendant based on his employment with the Company.

        Offer Letter from the Company to Francis Barton.    On October 22, 2001, the Company offered Mr. Barton employment with the Company in the position of Executive Vice President and Chief Financial Officer, which offer Mr. Barton accepted. Pursuant to the offer letter, the Company will pay Mr. Barton $320,000 per year and a target bonus of 37.5% of his base salary paid quarterly. Mr. Barton is also receiving a sign-on bonus of $100,000 payable in four quarterly installments. Mr. Barton must be employed by the Company on the last day of the quarter in order to receive the applicable installment of the sign-on bonus. Mr. Barton is eligible to participate in the Company's employee benefit plans. Mr. Barton also received a stock option to purchase 2,100,000 shares of the Company's Common Stock with an exercise price equal to the fair market value of the stock underlying the option on the date of grant, which was $1.35. 25% of the shares subject to the option will vest on the first anniversary of Mr. Barton's date of hire and the remaining shares will vest in equal monthly installments over the subsequent three years.

        In the event Mr. Barton's employment with the company is involuntarily terminated without cause at any time, Mr. Barton agrees to provide consulting services to the Company for up to one year. If Mr. Barton executes a release of claims upon such termination of employment without cause, Mr. Barton will receive that portion of his target bonus that would have been paid in the quarter in which his employment is terminated as if his employment had not terminated. During such consulting period, Mr. Barton will receive $26,666.67 per month as a consulting fee, and his outstanding stock options will continue to vest.

        In the event of change of control of the Company, in addition to the benefits described above and upon execution of a release of claims, if Mr. Barton's employment with the Company is involuntarily terminated without cause or voluntarily terminated for good reason within 13 months of the effective date of such change of control, 50% of the unvested shares subject to his outstanding stock options shall vest and become exercisable. If any payment made to Mr. Barton would constitute a parachute payment under the Code, Mr. Barton will receive the entire payment or a reduced amount, whichever results in his receipt, on an after-tax basis, of the greater amount of the payment.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

        The following table sets forth certain information regarding the ownership of the Company's Common Stock as of March 31, 2002 by: (a) each nominee for director; (b) each of the executive officers named in the Summary Compensation Table; (c) all executive officers and directors of the Company as a group; and (d) all those known by the Company to be beneficial owners of more than five percent of its Common Stock.

	Beneficial Ownership(1)
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
Pehong Chen (2)	56,635,005	19.4%
Randall C. Bolten (3)	1,369,127	*
Chris M. Grejtak (4)	197,590	*
Nancy Mills-Turner (5)	491,521	*
James Thanos (6)	1,645,292	*
David L. Anderson (7)	1,618,513	*
Koh Boon Hwee (8)	1,702,742	*
Todd A. Garrett (4)	370,000	*
Klaus Luft (4)	64,770	*
Carl Pascarella (9)	450,883	*
All Current Directors and Executive Officers as a group (11 persons)(10)	62,801,464	21.5%

*
Less than one percent.

(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 288,294,098 shares outstanding on March 31, 2002, adjusted as required by rules promulgated by the SEC. The Company's directors and executive officers can be reached at BroadVision, Inc., 585 Broadway, Redwood City, California 94063.

(2)
Includes 36,660,000 shares held in trust by Dr. Chen and his wife for their benefit and 3,760,005 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares. Excludes 2,700,000 shares of Common Stock held in trust by independent trustees for the benefit of Dr. Chen's children.

(3)
Includes 1,192,470 shares of Common Stock held in trust by Mr. Bolten and his wife for their benefit and 176,657 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2002.

(4)
Represents shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares.

(5)
Includes 470,236 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares.

(6)
Includes 36,098 shares of Common Stock held in a family trust by Mr. Thanos and his wife and 1,466,786 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares.

(7)
Includes 277,505 shares held by the Anderson Living Trust, of which Mr. Anderson is trustee, 988,014 shares of Common Stock held in a retirement trust over which Mr. Anderson exercises voting and investing power and 122,771 shares of Common Stock owned by Anvest L.P., over which Mr. Anderson exercises voting and investing power. Mr. Anderson disclaims beneficial ownership of the shares held by Anvest L.P., except to the extent of his pecuniary interest therein. Mr. Anderson disclaims beneficial ownership of the shares of Common Stock held by the other persons and entities associated with Sutter Hill Ventures, except to the extent of his pecuniary interest therein. Includes 180,223 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares.

(8)
Includes 540,000 shares of Common Stock held by Seven Seas Group Ltd., in which Mr. Koh holds a controlling interest, and 457,020 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares.

(9)
Includes 75,833 shares of Common Stock issuable upon the exercise of a stock option exercisable within 60 days of March 31, 2002, subject to repurchase of unvested shares.

(10)
Includes the information contained in the notes above, as applicable, for directors and executive officers of the Company as of March 31, 2002.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The Company has entered into indemnity agreements with certain officers and directors which provide, among other things, that the Company will indemnify such officer or director, under the circumstances and to the extent provided for in such agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings which he or she is or may be made a party be reason of his or her position as a director, officer or other agent of the Company, and otherwise to the full extent permitted under Delaware law and the Company's Bylaws.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2001 to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 30, 2002	BROADVISION, INC.
	By:	/s/ PEHONG CHEN Pehong Chen Chairman of the Board, President and Chief Executive Officer

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2001 has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEHONG CHEN Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)	April 30, 2002
/s/ FRANCIS BARTON Francis Barton	Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)	April 30, 2002
* David L. Anderson	Director	April 30, 2002
* Todd A. Garrett	Director	April 30, 2002
* Koh Boon Hwee	Director	April 30, 2002
* Klaus Luft	Director	April 30, 2002
* Carl Pascarella	Director	April 30, 2002
*By:	/s/ PEHONG CHEN
Pehong Chen Attorney-in-Fact

QuickLinks

PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  Directors
  Executive Officers
  Section 16(a) Beneficial Ownership Reporting Compliance
  ITEM 11. EXECUTIVE COMPENSATION
  Compensation of Directors
  Compensation of Executive Officers
SUMMARY OF COMPENSATION
SUMMARY COMPENSATION TABLE
STOCK OPTION GRANTS AND EXERCISES
OPTION GRANTS IN LAST FISCAL YEAR
FISCAL YEAR-END OPTION VALUES OF UNEXERCISED OPTIONS
EMPLOYMENT AND SEPARATION AGREEMENTS WITH EXECUTIVE OFFICERS
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
SIGNATURES