Form 10-Q
period 2002-03-31
BROADVISION INC
filed 2002-05-16
CIK 920448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

0–28252

(Commission File Number)

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94–3184303
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

585 Broadway
Redwood City, California	94063
(Address of principal executive offices)	(Zip code)

(650) 261–5100

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of  May 8, 2002, there were 288,430,012 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2002

PART I.  FINANCIAL INFORMATION

Item 1.            Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2002 (unaudited)	December 31, 2001
ASSETS

Cash and cash equivalents	$63,868	$75,758
Short-term investments	65,719	65,705
Accounts receivable, less reserves of $8,645 and $8,194 for 2002 and 2001, respectively	28,242	39,768
Prepaids and other	13,936	12,816

Total current assets	171,765	194,047

Property and equipment, net	57,969	67,219
Deferred tax asset	2,857	2,857
Long-term investments	14,900	22,135
Restricted investments	29,949	29,949
Equity investments	5,012	5,583
Goodwill and other intangibles	59,980	60,867
Other assets	8,392	9,760

Total assets	$350,824	$392,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$12,034	$11,276
Accrued expenses	55,524	61,712
Unearned revenue	22,792	22,580
Deferred maintenance	27,678	30,337
Current portion of long-term debt	977	977

Total current liabilities	119,005	126,882

Long-term debt, net of current portion	2,678	2,922
Other noncurrent liabilities	55,485	59,466

Total liabilities	177,168	189,270

Commitments and Contingencies

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 288,294 and 284,794 shares issued and outstanding for 2002 and 2001, respectively	29	28
Additional paid-in capital	1,209,283	1,207,046
Accumulated other comprehensive loss, net of tax	(852)	(5,245)
Accumulated deficit	(1,034,804)	(998,682)
Total stockholders’ equity	173,656	203,147

Total liabilities and stockholders’ equity	$350,824	$392,417

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2002	2001

Revenues:
Software licenses	$8,179	$43,140
Services	22,276	49,589
Total revenues	30,455	92,729

Cost of revenues:
Cost of software licenses	1,100	2,240
Cost of services	12,334	38,978
Total cost of revenues	13,434	41,218

Gross profit	17,021	51,511

Operating expenses:
Research and development	13,975	26,971
Sales and marketing	16,178	52,481
General and administrative	6,193	10,590
Goodwill and intangible amortization	887	66,280
Restructuring charge	5,380	—
Impairment of assets	2,276	—
Total operating expenses	44,889	156,322

Operating loss	(27,868)	(104,811)

Other (expense) income, net	(8,077)	497

Loss before provision for income taxes	(35,945)	(104,314)

Provision for income taxes	177	831

Net loss	$(36,122)	$(105,145)

Basic and diluted net loss per share	$(0.13)	$(0.39)

Shares used in computing:
Basic and diluted net loss per share	285,061	271,011

Comprehensive loss:
Net loss	$(36,122)	$(105,145)
Other comprehensive income, net of tax:
Unrealized investment gains less reclassification adjustment for losses included in net loss	4,393	654
Total comprehensive loss	$(31,729)	$(104,491)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31,
	2002	2001

Cash flows from operating activities:
Net loss	$(36,122)	$(105,145)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	5,499	5,791
Provision for doubtful accounts	31	702
Provision for sales returns	903	—
Amortization of prepaid royalties	830	1,136
Amortization of prepaid compensation	—	192
Realized loss on cost method long-term investments	8,550	1,281
Equity in net loss from unconsolidated subsidiary	—	1,107
Amortization of goodwill and other intangibles	887	66,280
Stock-based compensation charge	608	—
Restructuring charge, non cash	1,003	—
Loss on sale of assets	174	—
Impairment of assets	2,276	—
Changes in operating assets and liabilities:
Accounts receivable	10,592	17,635
Prepaids and other	(1,120)	(1,267)
Accounts payable and accrued expenses	(3,620)	(9,364)
Restructuring reserves	(7,755)	—
Unearned revenue and deferred maintenance	(2,447)	479
Other noncurrent assets	539	(546)
Net cash used for operating activities	(19,172)	(21,719)

Cash flows from investing activities:
Purchase of property and equipment	(841)	(38,852)
Proceeds from sale of assets	240	—
Purchase of long-term investments	(2,349)	(24,029)
Sales/maturity of long-term investments	9,658	30,820
Purchase of short-term investments	(18,588)	(17,666)
Sales/maturity of short-term investments	17,776	45,946
Net cash provided by (used for) investing activities	5,896	(3,781)

Cash flows from financing activities:
Proceeds from exercises of stock options, net	1,630	7,351
Repayments of borrowings	(244)	(257)
Net cash provided by financing activities	1,386	7,094

Net decrease in cash and cash equivalents	(11,890)	(18,406)
Cash and cash equivalents at beginning of period	75,758	153,137
Cash and cash equivalents at end of period	$63,868	$134,731

Supplemental disclosures of cash flow information:
Cash paid for interest	$74	$118
Cash paid for income taxes	$178	$831

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, “BroadVision” or the “Company”) was incorporated in the state of Delaware on May 13, 1993.  The Company develops and sells a comprehensive suite of enterprise business portal applications and technology that enable enterprise self-service (“ESS”) for conducting interactions, transactions and services in a personalized self-service model.  The Company’s enterprise business portal applications enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions.

BroadVision Global Services, (“BVGS”), provides a full spectrum of global services to help ensure success for businesses, including the Company’s up-front Solution Value Proposition, consulting services, and ongoing training and support.  The BVGS organization consists of business, content and creative and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.

A significant element of the Company’s sales strategy is to engage in strategic business alliances to assist in marketing, selling and developing customer applications.

As of March 31, 2002, the Company had developed key strategic business alliances with over 100 systems integration, design, consulting and other services organizations throughout the world.  The Company’s platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, the Company has developed key technology partnerships with leading web– and wireless–focused companies in areas complementary to the Company’s solutions, such as data analysis and reporting, enterprise application integration, enterprise Web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance the Company’s ability to base products on industry standards and to take advantage of current and emerging technologies.

The Company sells its products and provides services worldwide through a direct sales force in North America, Europe and Asia and through a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”).  In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators.  The Company provides services worldwide through its BVGS organization and indirectly through distributors, VARs, ASPs, and systems integrators.

There has been a general downturn in the economy since the beginning of 2001.  This downturn may continue in the future and has and could continue to have an impact on the Company’s future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  The Company announced a corporate-wide reorganization and reduction in force and incurred a charge in fiscal 2001 of $153.3 million and during the first quarter of 2002 of approximately $5.4 million, related to these actions and a consolidation of the Company’s facilities.  Please see Note 7 of Notes to Condensed Consolidated Financial Statements.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations, and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of March 31, 2002 and for the three months ended March 31, 2002 and 2001 are unaudited. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with accounting principles generally accepted in the United States.

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

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services, and customer training. Software is generally licensed for development use and for its use in deployment of the customer’s website. Fees for deployment licenses are generally based on the number of persons who register on a customer’s website using the Company’s software.  Software that is licensed on a per-CPU basis is inclusive of development and deployment.  The Company’s revenue recognition policies are in accordance with Statement of Position (‘‘SOP’’) 97-2, Software Revenue Recognition, as amended.

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

The Company records unearned revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Services Revenue

Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months.

The Company’s consulting services are delivered through its BVGS organization, which consists of consulting, maintenance, and training. Services that the Company provides are not essential to the functionality of the software. This group provides a full spectrum of global services to help ensure success for businesses, including the Company’s up-front Solution Value Proposition, consulting services, and ongoing training and maintenance.  The BVGS organization consists of business, content and creative and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.  In accordance with Financial Accounting Standards Board (“FASB”) Topic D-103, which the Company adopted as of January 1, 2002, the Company records reimbursement by its customers for out-of-pocket expenses as an increase to services revenues.  Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services.  The Company’s results of operations for the three months ended March 31, 2001 have been reclassified for comparable purposes in accordance with Topic D-103.  The effect of this reclassification was to increase services revenues by $1.6 million and increase cost of services by $1.6 million.

Net Earnings (Loss) Per Share

Statement of Financial Accounting Standard (“SFAS”) No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings per share. Earnings per share are calculated by dividing net income available to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings per share are determined solely on common shares whereas diluted earnings per share include common equivalent shares, as determined under the treasury stock method.

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended March 31,
	2002	2001

Net loss	$(36,122)	$(105,145)

Weighted average common shares outstanding utilized for basic and diluted net loss per share	285,061	271,011

Basic and diluted net loss per share	$(0.13)	$(0.39)

4,094,000 potential common shares are excluded from the determination of diluted net loss per share for the three months ended March 31, 2002 as the effect of such shares is anti-dilutive.  17,712,000 potential common shares are excluded from the determination of diluted net loss per share for the three months ended March 31, 2001 as the effect of such shares is anti-dilutive.

Allowances and Reserves

Occasionally, the Company’s customers experience financial difficulty after the Company records the sale but before payment has been received.  The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments.  The Company’s normal payment terms are 30 to 90 days from invoice date.  If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.  The Company records estimated reductions to revenue for potential returns of products by its customers.  If market conditions were to decline, the Company may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

Restructuring

Based on the downturn in the economy, the Company’s industry and its business, the Company has recorded restructuring charges to align its cost structure with these changing market conditions and to create a more efficient organization.  To the extent actual events and circumstances, such as the amount and timing of future sublease income, differ from estimates made when the restructuring charges are recorded, the Company may increase or decrease income in the period when such changes are noted.

Legal Matters

The Company’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and  the Company can estimate the amount and range of loss.  The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss.  Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, the Company is unable to make a reasonable estimate of the probability of an unfavorable outcome or the liability that could result from an unfavorable outcome.  As additional information becomes available, the Company will assess the probability and the potential liability related to its pending litigation and revise its estimates, if necessary.  Such revisions in the Company’s estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Resulting foreign exchange gains and losses are included in other (expense) income, net in the Condensed Consolidated Statements of Operations.

Valuation of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and, effective January 1, 2002, SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 121, SFAS No. 141, Business Combinations and, effective January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets  The Company adopted the provisions of SFAS No. 142 as of January 1, 2002 and determined there was no accounting charge to record upon adoption.  The Company determines that an impairment has occurred when the asset’s undiscounted future cash flows are less than the carrying amount of the asset. The Company calculates the impairment loss as the amount that the carrying value of the asset exceeds the discounted future cash flows.

SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.  Goodwill is tested for impairment at the reporting unit level.  Each reporting unit is required to be tested for an indicator of goodwill impairment within six months of adoption of SFAS No. 142 and tested for impairment by no later than the end of the year of adoption.  The fair value of each reporting unit is compared to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of each reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must then compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.  Useful lives of amortizable intangible assets are required to be reevaluated annually absent a triggering event, with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.    Nonamortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment annually or sooner if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Examples of such events or circumstances include, but are not limited to adverse changes in legal factors, business climate, or regulatory environment, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flows using a discount rate commensurate with the risk inherent in its current business model.

During the third quarter of 2001, in accordance with SFAS No. 121 and APB Opinion No. 17, Intangible Assets, and prior to the adoption of SFAS No. 142, the Company performed an impairment analysis of identifiable intangible assets and goodwill recorded in connection with its various acquisitions.  As a result, in fiscal 2001, the Company recorded an impairment charge of $330.2 million for goodwill and $6.2 million related to specific intangible assets; see Note 8 for additional information.  The Company assessed its long-lived assets as of December 31, 2001 and March 31, 2002 and determined that no additional impairment should be recorded.

The Company adopted the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets on January 1, 2002.  See New Accounting Pronouncements in Note 1 for additional information.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, long-term investments, equity investments, accounts receivable, accounts payable and debt.  The Company does not have any derivative financial instruments.  The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.  Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.  The Company’s equity investments are comprised of investments in public and non-public technology-related companies.  The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.  During the three months ended March 31, 2002, the Company recorded $8.5 million in impairment charges on its cost method equity investments.  During the three months ended March 31, 2001, the Company recorded $1.3 million in impairment charges on its cost method equity investments and $1.1 million in equity in net losses of its equity method investee.  The Company recorded no equity in net losses charges during the three months ended March 31, 2002 as the Company did not have any equity method investments as of and during the three months ended March 31, 2002.

New Accounting Pronouncements

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives except assembled workforce which, pursuant to SFAS No. 141, will not be recognized as an intangible asset apart from goodwill; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three months ended March 31, 2001 was $63.9 million.  Additionally, upon adoption of SFAS No. 141 and 142 on January 1, 2002, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. Amortization for the non-technology based intangible asset was $709,000 for the three months ended March 31, 2001. During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition which closed on April 14, 2000. The Company adopted the provisions of SFAS No. 142 as of January 1, 2002 and determined there was no accounting charge to record upon adoption.

In June 2001, the FASB issued Statement No. 143, Accounting for Asset Retirement Obligations, which addresses financial accounting and reporting for obligations associated with the retirement of tangible long-lived assets and the associated asset retirement costs. The standard applies to legal obligations associated with the retirement of long-lived assets that result from the acquisition, construction, development and/or normal use of the asset. SFAS No. 143 requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The fair value of the liability is added to the carrying amount of the associated asset and this additional carrying amount is depreciated over the life of the asset. The liability is accreted at the end of each period through charges to operating expense. If the obligation is settled for other than the carrying amount of the liability, the Company will recognize a gain or loss on settlement. The Company is required and plans to adopt the provisions of SFAS No. 143 for the quarter ending March 31, 2003. To accomplish this, the Company must identify all legal obligations for asset retirement obligations, if any, and determine the fair value of these obligations on the date of adoption. The determination of fair value is complex and will require the Company to gather market information and develop cash flow models. Additionally, the Company will be required to develop processes to track and monitor these obligations. Because of the effort necessary to comply with the adoption of SFAS No. 143, it is not practical for management to estimate the impact of adopting this Statement at the date of this report.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of APB Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted  SFAS No. 144 as of January 1, 2002.  There was no material impact on the Company’s consolidated results of operations and financial position as a result of the adoption of SFAS No. 144.

In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. The Company is currently recording reimbursement by its customers for out-of-pocket expenses as a component of services revenue.  Prior to adoption of Topic No. D-103 on January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales. Prior periods have been reclassified to comply with the guidance of Topic No. D-103.  The impact to the result of operations for the three months ended March 31, 2001 was to increase services revenue by $1.6 million and increase cost of services by $1.6 million.

Note 2.           Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31, 2002 (unaudited)	December 31, 2001
Furniture and fixtures	$9,587	$9,646
Computers and software	52,684	59,182
Leasehold improvements	37,383	38,440
	99,654	107,268
Less accumulated depreciation and amortization	(41,685)	(40,049)
	$57,969	$67,219

Accrued expenses consisted of the following (in thousands):

	March 31, 2002 (unaudited)	December 31, 2001
Employee benefits	$3,789	$3,121
Commissions and bonuses	3,110	5,543
Sales and other taxes	10,221	7,620
Restructuring (See Note 7)	27,773	32,454
Other	10,631	12,974
	$55,524	$61,712

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2002 (unaudited)	December 31, 2001
Restructuring (See Note 7)	$54,344	$58,335
Other	1,141	1,131
	$55,485	$59,466

Note 3.           Commercial Credit Facilities

                The Company has a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the “SVB Facility”).  In March 2002, the Company renewed and amended the SVB Facility to increase the amount available under the revolving line of credit from $10.0 million to $25.0 million and to extend the term of the revolving line of credit until March 31, 2003.  Borrowings under the SVB Facility are collateralized by substantially all of the Company’s owned assets and the Company is subject to certain covenants, including restrictions on payment of dividends and other distributions and an obligation to maintain a certain amount of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments).  As of March 31, 2002, the Company was in compliance with all specified financial covenants.

Under the revolving line of credit portion of the SVB Facility, amounts borrowed bear interest at the bank’s prime rate (4.75% as of March 31, 2002) and interest is due monthly, with the principal due at expiration of the SVB Facility.  As of March 31, 2002 and December 31, 2001, the Company had no outstanding borrowings under this revolving line of credit.  However, commitments totaling $1.1 million and $2.4 million in the form of standby letters of credit were issued under the revolving line of credit as of March 31, 2002 and December 31, 2001, respectively.  The Company has two outstanding term loans under the SVB Facility.  The total outstanding amount of these term loans were $3.7 million as of March 31, 2002 and $3.9 million as of December 31, 2001.  Interest on these term loans are at the bank’s prime rate (4.75% as of March 31, 2002 and December 31, 2001) and prime rate plus 1.25% (6.0% as of March 31, 2002 and December 31, 2001).  Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006.  Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Additionally, the Company has commitments totaling $24.0 million and $22.6 million in the form of standby letters of credit issued from separate financial institutions as of March 31, 2002 and December 31, 2001, respectively.  These letters of credit are collateralized by a security agreement, under which the Company is required to maintain in a restricted, specified interest bearing account approximately $29.9 million of available short-term investments as of March 31, 2002 and December 31, 2001.  The $29.9 million has been presented as restricted investments in the accompanying balance sheet at March 31, 2002, which represents a reclassification to the Company's previously released unaudited balance sheet, where such amounts were classified as short-term investments.  The balances were also reclassified on the balance sheet as of December 31, 2001 to conform to the current period presentation.

Note 4.            Commitments and Contingencies

On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard’s rights to resell BroadVision software effective February 15, 2002.  In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision’s business-to-business customer portals software products and a limited use license for BroadVision’s One-to-One Enterprise software product.  Hewlett-Packard’s license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12,000,000.

Leases

The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013.  Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

A summary of future minimum lease payments as of March 31, 2002 is as follows (in thousands); properties that are part of the restructuring have been excluded:

Year Ended December 31,	Operating leases

2002	$5,276
2003	5,568
2004	8,010
2005	15,760
2006	15,261
2007 and thereafter	174,416
Total minimum lease payments	$224,291

                The Company's future minimum lease commitments is exclusive of approximately $110.0 million of estimated sublease income related to excess lease facilities, of which approximately $99.0 million in sublease agreements have yet to be negotiated.

Capital expenditures were $841,000 and $38.9 million for the three months ended March 31, 2002 and 2001, respectively.  The Company’s capital expenditures consisted of purchases of operating resources to manage its operations and included computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements.  The Company has no other significant capital commitments.  The Company has consolidated various facilities as part of its restructuring plan.  Please refer to Note 7 for additional information.

Restructuring

As discussed in Note 7, the Company approved a restructuring plan during the first quarter of 2002 to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  The Company recorded similar charges during fiscal 2001 as a result of the Company’s 2001 restructuring plan.  The Company recorded charges of $1.1 million during the first quarter of fiscal 2002 related to severance and benefits expenses primarily in the form of severance, payroll taxes and COBRA benefits.  As of March 31, 2002, approximately $1.2 million of severance and benefits costs remains accrued as a result of the Company’s 2001 and first quarter of fiscal 2002 restructuring and is expected to be fully paid by March 31, 2003.  The Company recorded charges of $4.1 million during the first quarter of fiscal 2002 related to facilities and excess assets primarily in the form of lease abandonment costs.  As of March 31, 2002, approximately $80.6 million, net of expected sublease income of approximately $111.0 million, of facilities/excess assets costs remains accrued as a result of the Company’s fiscal 2001 restructuring and first quarter of fiscal 2002 restructuring and is expected to be fully utilized by the end of the first quarter of fiscal 2010.  The Company recorded charges of $155,000 of other costs incurred as a direct result of the restructuring plan during the first quarter of fiscal 2002. As of March 31, 2002, approximately $262,000 of other restructuring costs remains accrued as a result of the Company’s fiscal 2001 during the first quarter of fiscal 2002 and first quarter of fiscal 2002 restructuring and is expected to be fully paid by the end of the third quarter of fiscal 2002.

                As discussed in Note 9, as of May 9, 2002 the Company entered into a termination agreement (“the Buildings 4 and 5 Termination Agreement”) with its landlord in relation to two of its facilities located in Redwood City, California whereby two of the Company’s leases were terminated.  In conjunction with the termination, the landlord will release all security deposits held by it relating to these premises and the Company will pay to the landlord a total of $45.0 million as a termination fee (the “Termination Fee”).  The Company anticipates that payment of the Termination Fee will be funded partially by drawing down the available line of credit under the SVB Facility and partially with the Company’s available cash, cash equivalents and short-term investments.

     As a result of the Buildings 4 and 5 Termination Agreement, the Company expects to record additional restructuring expense of approximately $15.0 million in the second quarter of fiscal 2002 based upon the difference between initial estimates used in recorded the Company’s restructuring charges and the actual terms and conditions as per the Buildings 4 and 5 Termination Agreement.  Additionally, the Company’s summary of future minimum lease payments as disclosed above is expected to decrease by approximately $73.9 million for fiscal years 2007 and thereafter.

Standby Letter of Credit Commitments

                As of March 31, 2002, the Company had $25.1 million of outstanding commitments in the form of standby letters of credit in favor of the Company's various landlords to secure obligations under the Company's facility leases.

Legal Proceedings

In April 2001, several purported class action lawsuits were filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action and all defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company’s board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002. The hearing on this motion to dismiss is scheduled for July 26, 2002. The Company believes that the lawsuits are without merit and continues to defend itself vigorously.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Note 5.           Geographic, Segment and Significant Customer Information

The Company operates in one segment, electronic business commerce solutions.  The Company’s reportable segment includes the Company’s facilities in North and South America (Americas), Europe and Asia Pacific and The Middle East (Asia/Pacific).  The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”).  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The disaggregated revenue information on a product basis reviewed by the CEO is as follows (in thousands):

	Three Months Ended March 31, 2002, (unaudited)
	2002	2001
Software licenses:
One-To-One Enterprise	$533	$2,472
One-To-One Packaged Solutions	7,646	40,668
Services	11,688	33,109
Maintenance	10,588	16,480
Total Revenues	$30,455	$92,729

Revenues:
Americas	$18,202	$60,911
Europe	10,843	24,196
Asia/Pacific	1,410	7,622
Total Company	$30,455	$92,729

	March 31, 2002 (unaudited)	December 31, 2001
Long-lived assets:
Americas	$122,198	$131,874
Europe	2,480	3,547
Asia/Pacific	1,662	2,425
Total Company	$126,340	$137,846

During the three months ended March 30, 2002 no single customer accounted for more than 10% of the Company’s total revenues.  During the three months ended March 31, 2001, one customer accounted for more than 10% of the Company’s total revenues.

Note 6.           Acquisitions and Dispositions

E-Publishing Corporation

On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, a wholly-owned subsidiary of the Company, which the Company acquired as part of the acquisition of Interleaf in April 2000.  The Company recorded a loss on sale of assets of approximately $1.3 million.  The loss was included in other expense in the second quarter of 2001.

Keyeon

On June 29, 2001, the Company completed its acquisition of Keyeon, LLC (“Keyeon”), formerly a corporate joint venture in which the Company held an interest of approximately 36%.  The acquisition was completed primarily to obtain technology to extend functionality of the Company’s existing products.  As consideration for the remaining interest in Keyeon, the Company issued 2,713,280 shares of its common stock valued at $13.6 million to the other former participants in the joint venture which resulted in the Company owning 100% of the outstanding shares of Keyeon.  The acquisition was accounted for as a purchase.  The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition.  The purchase price allocation is as follows (in thousands):

Purchase price, net of cash acquired	$6,395
Add: fair value of liabilities assumed	4,007
Total purchase consideration	10,402
Less: fair value allocated to acquired assets	3,104
Excess of purchase consideration over acquired assets and assumed liabilities	7,298
Excess allocated to:
Acquired in-process technology	$6,418
Goodwill	$880

At March 31, 2002, accumulated amortization related to goodwill acquired in the Keyeon acquisition totaled $246,000.  Amortization of goodwill ceased as of December 31, 2001.  As discussed in Note 1, the Company will no longer amortize goodwill in accordance with SFAS No. 142 but will periodically test for impairment under the provisions of SFAS No. 142.  The Company estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately charged to expense during the fourth quarter of 2001.  The income approach methodology was used to value the acquired in-process technology.  Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed.  These cash flows are discounted at a rate appropriate for the risk of the asset.  The rate of return depends upon the stage of completion which was estimated at fifty percent.  An overall after-tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the three month period ended March 31, 2001 assuming Keyeon had been acquired at the beginning of the period presented (in thousands, except per share data):

For the three months ended March 31, 2001
Revenue	$92,729
Net loss	(107,056)
Basic and diluted net loss per share	$(0.39)

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

Note 7.            Restructuring Charges and Asset Impairments

During the first quarter of 2002, the Company approved a restructuring plan to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $5.4 million was recorded in the first quarter of 2002 to provide for these actions and other related items.  The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  The high-end of the range was estimated at approximately $6.3 million.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances. The following table summarizes charges recorded during the first quarter of 2002 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total
Reserve balances, December 31, 2001	$817	$89,859	$113	$90,789
Restructuring charges, quarter ended March 31, 2002	1,130	4,095	155	5,380
Cash payments	(700)	(12,342)	(6)	(13,048)
Non-cash portion	—	(1,003)	—	(1,003)
Reserve balances, March 31, 2002	$1,247	$80,609	$262	$82,118

The nature of the charges summarized above is as follows:

Severance and benefits – The Company recorded a charge of approximately $1.1 million related to severance benefits to terminated employees in the United States and various international locations.  Costs incurred include severance, payroll taxes and COBRA benefits.  Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company’s 2001 restructuring plan.  Approximately $700,000 of severance and benefits costs had been paid out during the three months ended March 31, 2002 and the remaining $1.2 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by March 31, 2003.  The Company terminated approximately 64 employees in North and South America and approximately 41 employees throughout Europe and the Asia Pacific during the first quarter of 2002.

Facilities/Excess Assets – During the first quarter of 2002, the Company revised its estimates and expectations with respect to its facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in the Company’s 2001 restructuring plan based upon actual events and circumstances.  Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income.  The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by the Company.  Based on the factors above, a facilities/excess assets charge of $4.1 million was recorded in the first quarter of 2002 and includes asset impairment charges of approximately $1.0 million.

Approximately $89.9 million of facilities related costs remained accrued as of December 31, 2001 as a result of the Company’s 2001 restructuring.  Net cash payments during the three months ended March 31, 2002 related to abandoned facilities amounted to $12.3 million.  Actual future cash requirements may differ materially from the accrual at March 31, 2002, particularly if actual sublease income is significantly different from current estimates.  As of March 31, 2002, $80.6 million of lease termination costs, net of anticipated sublease income, is expected to be utilized by the end of the first quarter of fiscal 2010.

                As discussed in Note 9, as of May 9, 2002 the Company entered into the Buildings 4 and 5 Termination Agreement with its landlord in relation to two of its facilities located in Redwood City, California whereby two of the Company’s leases were terminated.  In conjunction with the termination, the landlord will release all security deposits held by it relating to these premises and the Company will pay to the landlord a termination fee of $45.0 million as a termination fee (the “Termination Fee”).  The Company anticipates that payment of the Termination Fee will be funded partially by drawing down the available line of credit under the SVB Facility and partially with the Company’s available cash, cash equivalents and short-term investments.

     As a result of the Buildings 4 and 5 Termination Agreement, the Company expects to record additional restructuring expense of approximately $15.0 million in the second quarter of fiscal 2002 based upon the difference between initial estimates used in recorded the Company’s restructuring charges and the actual terms and conditions as per the Buildings 4 and 5 Termination Agreement.  Additionally, the Company’s summary of future minimum lease payments as disclosed in Note 4 is expected to decrease by approximately $73.9 million for fiscal years 2007 and thereafter.

Other – The Company recorded a charge of approximately $155,000 during the first quarter of 2002 for various incremental costs incurred as a direct result of the restructuring.  The remaining $262,000 will be paid in full by the end of the third quarter of 2002.

Note 8.            Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	March 31, 2002 (unaudited)	December 31, 2001

Goodwill	$437,206	$437,206
Completed technology	15,236	15,236
Assembled workforce	7,496	7,496
	459,938	459,938
Less:
Accumulated amortization	(399,958)	(399,071)
Goodwill and other intangibles, net	$59,980	$60,867

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of and, effective January 1, 2002, SFAS No. 144, Accounting for the Impairment or Disposal of the Long-Lived Assets.  The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 121, SFAS No. 141, Business Combinations and, effective January 1, 2002, SFAS No. 142, Goodwill and Other Intangible Assets.  The Company determines that an impairment has occurred when the asset’s undiscounted future cash flows are less than the carrying amount of the asset. The Company calculates the impairment loss as the amount that the carrying value of the asset exceeds the discounted future cash flows. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.  Goodwill is tested for impairment at the reporting unit level.  Each reporting unit is required to be tested for an indicator of goodwill impairment within six months of adoption of SFAS No. 142 and tested for impairment by no later than the end of the year of adoption.  The fair value of each reporting unit is compared to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of each reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must then compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.  Useful lives of amortizable intangible assets are required to be reevaluated annually absent a triggering event, with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.

Nonamortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment annually or sooner if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Examples of such events or circumstances include, but are not limited to adverse changes in legal factors, business climate, or regulatory environment, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.  When the Company determines that the carrying value of goodwill may not be recoverable based upon the existence of one or more of the above indicators of impairment, the Company measures any impairment based on a projected discounted cash flows using a discount rate commensurate with the risk inherent in its current business model.

During the third quarter of fiscal 2001, in accordance with SFAS No. 121 and APB Opinion No. 17 and prior to the adoption of SFAS No. 142, the Company performed an impairment analysis of identifiable intangible assets and goodwill recorded in connection with its various acquisitions.  The impairment assessment was performed primarily as a result of the significant decline in the Company’s stock price, the net book value of assets significantly exceeding the Company’s market capitalization, the underperformance of the Interleaf acquisition relative to projections, and the overall decline in industry growth rates which have negatively impacted the Company’s revenues and forecasted revenue growth rate which indicate that this trend might continue for an indefinite period.  Also, current economic indicators forecast that this trend may continue for an indefinite period.  SFAS No. 121 and APB Opinion No. 17 require that goodwill and other intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.  The Company recorded a charge of $6.2 million related to specific intangible assets.  Because the Company had integrated the acquired companies’ operations, the Company performed the test for impairment of goodwill at an overall enterprise level.  The Company’s policy is to use a discounted cash flow approach.  This approach includes analyzing estimated future cash flows over the remaining life of the goodwill as well as a disposition value at the end of the life of the goodwill.  The resulting value was then compared to the carrying value of stockholders’ equity and the difference represents goodwill and other intangible assets impairment measured on a discounted basis.  Accordingly, the Company recorded an impairment charge of $330.2 million during the 2001 fiscal year for goodwill.  To determine other than temporary impairment for identifiable intangibles, the sum of the current undiscounted cash flows was compared to the current carrying value.  If the undiscounted cash flows were greater than or equal to the current carrying value the asset is deemed not to be impaired.  If the undiscounted cash flows are less than the current carrying value then the asset is deemed impaired.  A discounted cash flow analysis is then prepared and the difference between the carrying value and the discounted cash flows represents the charge taken in accordance with SFAS No. 121.  To determine the impairment loss for goodwill, the Company determined the fair value using a business enterprise methodology which includes a terminal value assigned to the entity.  This value is then compared to the carrying value of stockholder’s equity, and if less, the difference represents the impairment to be recorded.  The assumptions supporting the estimated future cash flows, including the estimated terminal values, reflect management’s best estimates.  The discount rate was based upon the weighted average cost of capital for comparable companies.

It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term, resulting in the need to further write-down the goodwill and other long-lived assets.  The Company assessed the carrying value of goodwill and other intangible assets during the fourth quarter of 2001 and no further impairment was deemed necessary.

As discussed in Note 1, upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill.  The Company has identified the assembled workforce as an intangible asset which does not meet the criteria of a recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 12 months as of March 31, 2002, subject to certain effects of the new accounting pronouncements described in Note 1.  Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.  The Company adopted the provisions of SFAS No. 142 as of January 1, 2002 and determined there was no accounting charge to record upon adoption.

Note 9.            Subsequent Events

On April 24, 2002 the Company announced initial plans of an additional reduction of the Company’s workforce to occur during the second quarter of fiscal 2002.  As a result of this planned reduction, additional facility consolidations are expected in the second quarter of fiscal 2002.

In April 2002, the Company's board of directors approved a resolution to submit a proposal to the Company's stockholders authorizing a one-for-five, one-for-six or one-for-nine reverse stock split, the ratio and timing of such split to be at the board of directors discretion. At a stockholders’ meeting to be held in June 2002, the stockholders will vote on this proposal.

On May 9, 2002, the Company and Pacific Shores Development LLC (“PacShores”) entered into (i) the First Amendment to Lease (Lease Termination and Mutual General Release Agreement), made effective as of April 29, 2002 (the “Buildings 4 and 5 Termination Agreement”) and (ii) the First Amendment to Lease made effective as of April 29, 2002 (the “Building 6 Amendment”).

Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated.  In conjunction with the termination, PacShores will release all security deposits held by it relating to those premises and the Company will pay to PacShores a total of $45.0 million as a termination fee (the “Termination Fee”).  Under the Building 6 Amendment, the parties release each other from all claims and the Company agreed to provide an additional $3.5 million as security deposit in the form of letters of credit.

The Buildings 4 and 5 Termination Agreement and the Building 6 Amendment, and the Company’s obligation to pay the Termination Fee, are subject to the consent of PacShore’s lenders.  The Company anticipates that payment of the Termination Fee will be funded partially by drawing down the available line of credit under the SVB Facility and partially with the Company’s available cash, cash equivalents and short-term investments.

As a result of the Buildings 4 and 5 Termination Agreement, the Company expects to record additional restructuring expense of approximately $15.0 million in the second quarter of fiscal 2002 based upon the difference between initial estimates used in recording the Company's restructuring charges and the actual terms and conditions as per the Buildings 4 and 5 Termination Agreement.

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

Overview

We develop and sell a comprehensive suite of enterprise business portal applications and technology that enable enterprise self-service ("ESS") for conducting interactions, transactions and services in a personalized self-service model.  Our enterprise business portal applications enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions.  As of March 31, 2002 more than 1,200 companies and government entities around the globe use our applications to enable their enterprise self-service initiatives. They are leveraging the web and wireless technology in conjunction with our software to unify and extend their legacy applications, information and business processes to better serve their employees, partners and customers in a personalized and collaborative way.  Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of the open architecture of our applications, they are easily integrated with our customers’ existing systems and easily expanded as our customers’ needs and businesses grow.

We believe our products enhance our customers’ revenue opportunities by enabling them to establish more effective and efficient ‘‘one-to-one’’ relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, are able to transact business securely and are encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce costs of customer acquisition and retention, business development and technical support as well as employee workplace initiatives. In addition, the packaged solution nature of our products decreases our customers’ time to deployment and allows them to easily manage and expand their web and wireless application usage in a cost-effective manner.

As of March 31, 2002, we had developed key strategic business alliances with over 100 systems integration, design, consulting, and other services organizations throughout the world.  Our platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, we have developed key technology partnerships with leading web– and wireless–focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base products on industry standards and to take advantage of current and emerging technologies.

We sell our products and provide services worldwide through a direct sales force in North America, Europe and Asia and through a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”).  In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators.  We provide services worldwide through our BVGS organization and indirectly through distributors, VARs, ASPs, and systems integrators.  We have operations in North America, Europe and Asia/Pacific.

Recent Events

We experienced a general downturn in the economy, our industry and our business, since the beginning of 2001. This downturn may continue in the future and has had and could continue to have an impact on our future financial results. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001. A pre-tax charge of $153.3 million was recorded during fiscal 2001 and $5.4 million was recorded during the three months ended March 31, 2002 to provide for these actions and other related items. Lease abandonment costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublesees and sublease rates which was based upon market trend information analyses. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.  In April, 2002 we announced plans for a further reduction in force to occur in the second quarter of fiscal 2002.  As a result of this planned reduction, additional facility consolidations are expected in the second quarter of fiscal 2002.

During the first quarter of 2002 we engaged a third-party firm to conduct a physical inventory of our computer hardware assets located in North America.  We conducted an internal physical inventory on computer hardware assets located outside of North America.  The objective of the physical inventory was to verify the amount and location of our computer hardware.  As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million in net book value related to computer hardware.

On April 15, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report that we had received notice from our independent public accountant, Arthur Andersen LLP, of its resignation as our auditor as a result of our plans to change independent public accountants for the fiscal year ending December 31, 2002 due to an anticipated future non-audit business relationship between the two companies.

As of May 9, 2002, the Company and Pacific Shores Development LLC (“PacShores”) entered into (i) the First Amendment to Lease (Lease Termination and Mutual General Release Agreement), made effective as of April 29, 2002 (the “Buildings 4 and 5 Termination Agreement”) and (ii) the First Amendment to Lease made effective as of April 29, 2002 (the “Building 6 Amendment”).

Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California. And the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated.  In conjunction with the termination, PacShores will release all security deposits held by it relating to those premises and the Company will pay to PacShores a total of $45.0 million as a termination fee (the “Termination Fee”).  Under the Building 6 Amendment, the parties release each other from all claims and the Company agreed to provide an additional $3.5 million as security deposit in the form of letters of credit.

The Buildings 4 and 5 Termination Agreement and the Building 6 Amendment, and the Company’s obligation to pay the Termination Fee, are subject to the consent of PacShore’s lenders.  The Company anticipates that payment of the Termination Fee will be funded partially by drawing down the available line of credit under a revolving credit facility maintained with Silicon Valley Bank (See Note 3) and partially with the Company’s available cash, cash equivalents and short-term investments.

On May 13, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report the Company’s selection of its independent public accountants, BDO Seidman, LLP, as auditors for the fiscal year ending December 31, 2002.

Comparisons of financial performance made in this document are not necessarily indicative of future performance.

Critical Accounting Policies

BroadVision management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues, and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes, restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Overview—Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training. Software is generally licensed for development use and for its use in deployment of the customer’s website. Fees for deployment licenses are generally based on the number of persons who register on a customer’s website using our software. Our revenue recognition policies are in accordance with Statement of Position (‘‘SOP’’) 97-2, Software Revenue Recognition, as amended; SOP 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin, or SAB, No. 101, Revenue Recognition in Financial Statements.

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

Services Revenue—Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months. Our professional services are delivered through BVGS, which consists of consulting, maintenance and training. Services that we provide are not essential to the functionality of our software. This group provides consulting services, manages projects and client relationships, manages the needs of our partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to our customers and partners. We record reimbursement by our customers for out-of-pocket expenses as a component of services revenue.

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

Impairment Assessments

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses or an inability to recover the carrying value of our investments that may not be reflected in our investments’ current carrying value, thereby possibly requiring an impairment charge in the future. We periodically assess the value of goodwill and intangible assets to ensure that the carrying amount of the assets are recoverable. It is possible that the estimates and assumptions used in our assessment may change in the short term, which would result in further impairments of goodwill and intangible assets. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value. As described in ‘‘Recent Accounting Pronouncements’’ in this document, our accounting for goodwill will change in 2002 upon adoption of SFAS No. 142.

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

Legal Matters

Management’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the amount and range of loss on the remaining pending litigation, management is unable to make a reasonable estimate of the probability of an unfavorable outcome and the liability that could result from an unfavorable outcome. As additional information becomes available, we will assess the probability and the potential liability related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

Three months ended March 31, 2002 and 2001

Revenues

Total revenues decreased 67% during the quarter ended March 31, 2002 to $30.5 million as compared to $92.7 million for the quarter ended March 31, 2001.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:

March 31, 2002
Americas	$3,959	48%	$14,243	64%	$18,202	60%
Europe	4,179	51	6,664	30	10,843	36
Asia/Pacific	41	1	1,369	6	1,410	4
Total	$8,179	100%	$22,276	100%	$30,455	100%

March 31, 2001
Americas	$26,158	61%	$34,753	70%	$60,911	66%
Europe	13,273	31	10,923	22	24,196	26
Asia/Pacific	3,709	8	3,913	8	7,622	8
Total	$43,140	100%	$49,589	100%	$92,729	100%

Software license revenues decreased 81% during the current quarter ended March 31, 2002 to $8.2 million as compared to $43.1 million for the quarter ended March 31, 2001.   The decrease is attributable to an overall and

continued decline in the economy throughout the first quarter of 2002 in comparison to the same period of 2001.  Continued economic uncertainty surrounding the economic and information technology spending environment significantly affected our license revenue during the first quarter of 2002.  Software license revenues for our Enterprise applications decreased to $533,000 for the quarter ended March 31, 2002 as compared to $2.5 million for the quarter ended March 31, 2001.  Software license revenues for our packaged solutions decreased to $7.6 million for the three months ended March 31, 2002 as compared to $40.7 million for the quarter ended March 31, 2001.  Included in the Enterprise and packaged solutions numbers are deployment license revenues, which decreased 77% to $2.5 million during the three months ended March 31, 2002 as compared to $10.8 million during the three months ended March 31, 2001.

Services revenues decreased 55% during the current quarter ended March 31, 2002 to $22.3 million as compared to $49.6 million for the quarter ended March 31, 2001.  The decrease in professional services revenue is a result of decreased business volume associated with decreased software license revenues over the past three quarters and an overall decline in the economy.  Maintenance related fees for technical support and product upgrades were $10.6 million for the quarter ended March 31, 2002 as compared to $16.5 million for the quarter ended March 31, 2001.  The decrease in maintenance revenues is due to a decrease in current transactions as well as renewal maintenance for license transactions recorded in prior periods.

Cost of Revenues

Cost of software licenses include the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

Cost of services consists primarily of employee–related costs, third–party consultant fees incurred on consulting projects, post–contract customer support and instructional training services.

A summary of the cost of revenues for the periods presented is as follows, (in thousands):

	Three Months Ended March 31,
	2002	%	2001	%

Cost of software licenses (1)	$1,100	13%	$2,240	5%
Cost of services (2)	12,334	55	38,978	79

Total cost of revenues (3)	$13,434	44%	$41,218	44%

          (1)    Percentage is calculated based on total software license revenues for the period indicated

          (2)    Percentage is calculated based on total services revenues for the period indicated

          (3)    Percentage is calculated based on total revenues for the period indicated

Cost of software licenses decreased 51% in absolute dollar terms during the current quarter ended March 31, 2002 to $1.1 million as compared to $2.2 million for the quarter ended March 31, 2001.  In absolute dollar terms, the decrease in cost of software licenses was principally a result of decreased sales with associated royalties due with third party products.

Cost of services decreased 68% in absolute dollar terms during the current quarter ended March 31, 2002 to $12.3 million as compared to $39.0 million for the quarter ended March 31, 2001. In absolute dollar terms, the decrease in cost of services for the three months ended March 31, 2002 was the result of reductions in force that occurred in the second, third and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002, resulting in decreased salary and related expenses in addition to a decrease in the use of third party consultants.

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

General and administrative expenses consist primarily of salaries, employee–related benefit costs, accounts receivable reserves expense and professional service fees.

Operating expenses and other income, net consisted of the following: (in thousands)

	Three Months Ended March 31,
	2002	% (1)	2001	% (1)

Research and development	$13,975	46%	$26,971	29%
Sales and marketing	16,178	53	52,481	57
General and administrative	6,193	20	10,590	11
Goodwill and intangible amortization	887	3	66,280	72
Restructuring charge	5,380	18	—	—
Impairment of assets	2,276	7	—	—
Total Operating Expenses	$44,889	147%	$156,322	169%

          (1)    Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 48% during the current quarter ended March 31, 2002 to $14.0 million as compared to $27.0 million for the quarter ended March 31, 2001.  The decrease in research and development expenses is primarily attributable to compensation reductions through salary reductions and reductions in force as well as other cost-cutting efforts put in place during the second, third and fourth quarters of fiscal 2001 and the first quarter of fiscal 2002.

Sales and marketing expenses decreased 69% during the current quarter ended March 31, 2002 to $16.2 million as compared to $52.5 million for the quarter ended March 31, 2001.  The decrease was primarily a result of decreased salary expense as a result of the reductions in force in addition to decreased commission expense as a result of decreases in license revenue.

General and administrative expenses decreased 42% during the current quarter ended March 31, 2002 to $6.2 million as compared to $10.6 million for the quarter ended March 31, 2001.  The decrease in general and administrative expenses is attributable to decreased salary expense as a result of reductions in force as well as decreases in the general reserves of our accounts receivable balance.

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

Goodwill and intangible amortization.  As described in Note 1 in the Notes to the Condensed Consolidated Financial Statements above, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142, Goodwill and Other Intangible Assets.  The remaining other intangible assets are being amortized on a straight-line basis over their remaining use life of 12 months as of March 31, 2002.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 8 of the Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the Interleaf acquisition that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.

Restructuring charge.  During the first quarter of 2002, we approved a restructuring plan to, among other things, reduce our workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $5.4 million was recorded in the first quarter of 2002 which includes severance and benefits charges, lease abandonment costs, asset impairment charges and other charges incurred as a direct result of the restructuring.  We determined a range of expected losses on lease abandonment.  We accrued for losses at the low-end of a range in accordance with SFAS No. 5, Accounting for Contingencies.  The high-end of the range is estimated at $6.3 million, an increase in the restructuring charge of approximately $900,000.  Total severance and benefits costs were $1.1 million during the three months ended March 31, 2002.  $817,000 of severance and benefits costs were unpaid as of December 31, 2001 as a result of the Company’s 2001 restructuring.  Approximately $700,000 was paid out during the first quarter of 2002 resulting in $1.2 million of unpaid severance and benefits as of March 31, 2002 which is expected to be paid in full by March 31, 2003.  We terminated approximately 64 employees in North and South America and approximately 41 employees throughout Europe and Asia/Pacific during the three months ended March 31, 2002.  Total facilities and excess assets charges were $4.1 million and included $1.0 million of asset impairment charges during the first quarter of 2002.  Approximately $89.9 million of facilities related costs were unpaid as of December 31, 2001 as a result of the Company’s 2001 restructuring.  Approximately $12.3 million was paid out during the first quarter of 2002, resulting in approximately $80.6 million of unpaid facilities related charges, as of March 31, 2002, which is expected to be paid in full by the end of the first quarter of fiscal 2010.  We recorded other restructuring charges of $155,000 for various incremental costs incurred as a direct result of the restructuring.  As of March 31, 2002, approximately $262,000 of other restructuring costs remains unpaid and is expected to be fully paid by the end of the third quarter of 2002.  Actual future cash requirements may differ materially from the accrual at March 31, 2002, particularly if actual sublease income is significantly different from current estimates.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Impairment of assets.  During the first quarter of 2002 we engaged a third-party firm to conduct a physical inventory of our computer hardware assets located in North America.  We conducted an internal physical inventory on computer hardware assets located outside of North America.  The objective of the physical inventory was to verify the amount and location of our computer hardware.  As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million in net book value related to computer hardware.

Other (expense) income, net.  Other (expense), net increased by $8.6 million to expense of $8.1 million during the three months ended March 31, 2002 as compared to income of $497,000 during the three months ended March 31, 2001.  The increase in net expense is primarily due to a decrease in interest income of $2.2 million as a result of decreased cash balances, a decrease in gains on sales of investments of $500,000, an increase in realized losses in cost method equity investments of $7.4 million all partially offset by a decrease in loss on currency of $400,000 and a decrease in equity in net losses of an equity investee of $1.2 million as we did not have an equity method investment as of and during the three months ended March 31, 2002.

Income Taxes

During the quarter ended March 31, 2002, we recognized tax expense of $177,000.   The tax expense mainly relates to foreign withholding taxes and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	March 31, 2002	December 31, 2001
	(in thousands)
Cash, cash equivalents and liquid short-term investments	$129,587	$141,463

Long-term liquid investments	$14,900	$22,135

Restricted investments	29,949	29,949

Working capital	$52,760	$67,165

Working capital ratio	1.4 : 1	1.5 : 1

                At March 31, 2002, we had $174.4 million of cash, cash equivalents, liquid short–term investments, long-term investments, and restricted investments, which represents a decrease of $19.1 million as compared to December 31, 2001.  We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the “SVB Facility”).  Under the revolving line of credit portion of the SVB Facility, amounts borrowed bear interest at the bank’s prime rate (4.75% as of March 31, 2002) and interest is due monthly, with the principal due at expiration of the SVB Facility.  As of March 31, 2002 and December 31, 2001, we had no outstanding borrowings under this revolving line of credit.  However, commitments totaling $1.1 million and $2.4 million in the form of standby letters of credit were issued under our revolving line of credit facility as of March 31, 2002 and December 31, 2001, respectively.  We have two outstanding term loans under the SVB Facility.  The total outstanding amount of these term loans were $3.7 million as of March 31, 2002 and $3.9 million as of December 31, 2001.  Interest on these term loans are at the bank’s prime rate (4.75% as of March 31, 2002 and December 31, 2001) and prime rate plus 1.25% (6.0% as of March 31, 2002 and December 31, 2001).  Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006.  Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.  Commitments totaling $24.0 million and $22.6 million in the form of standby letters of credit were also issued from separate financial institutions as of March 31, 2002 and December 31, 2001, respectively.  These letters of credit are collateralized by a security agreement, under which we are required to maintain in a restricted specified interest bearing account approximately $29.9 million of available short-term investments as of March 31, 2002 and December 31, 2001.  The $29.9 million has been presented as restricted investments in the accompanying balance sheet at March 31, 2002, which represents a reclassification to our previously released unaudited balance sheet, where such amounts were classified as short-term investments.  The balances were also reclassified on the balance sheet as of December 31, 2001 to conform to the current period presentation.

In March 2002, we renewed and amended the SVB Facility to increase the amount available under the revolving line of credit from $10.0 million to $25.0 million and to extend the term of the revolving line of credit until March 31, 2003.  Borrowings under the SVB Facility are collateralized by substantially all of our owned assets and we are subject to certain covenants, including restrictions on payment of dividends and other distributions as well as an obligation to maintain a certain amount of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments).  As of March 31, 2002, we were in compliance with all specified financial covenants.

Cash used for operating activities was $19.2 million for the three months ended March 31, 2002 and $21.7 million for the three months ended March 31, 2001, respectively.  The primary reason for the cash used for operating activities for the three months ended March 31, 2002 is due to the net loss of $36.1 million adjusted by approximately $21.2 million for certain non-cash items such as depreciation expense, amortization of intangibles, impairment of assets as well as a decrease in restructuring reserves of approximately $8.7 million, a decrease in unearned revenues and deferred maintenance of $2.4 million, a decrease in accounts payable and accrued expenses of $3.6 million, an increase in prepaid expenses of $1.1 million all partially offset by a decrease in accounts receivable of $10.6 million and a decrease in other assets of $539,000.  Cash provided by investing activities was $5.9 million for the three months ended March 31, 2002 and cash used for investing activities was $3.8 million for the three months ended March 31, 2001.  Cash provided by investing activities for the three months ended March 31, 2002 was primarily due to net sales/maturities of investments of $6.5 million and proceeds from sales of assets of $240,000 partially offset by purchases of property and equipment of $841,000.  Cash provided by financing activities was $1.4 million and $7.1 million for the three months ended March 31, 2002 and 2001, respectively, and consists primarily of proceeds from the issuance of common stock related to the exercise of stock options.

Capital expenditures were $841,000 and $38.9 million for the three months ended March 31, 2002 and 2001, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities during 2001 and the first quarter of 2002.  Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms.  This cost totaled $143.8, including $36.8 million in leasehold improvements impairments, in 2001 and $4.1 million, including $1.0 million in leasehold improvements impairments, during the first quarter of 2002.  Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income.  The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based upon market information analyses provided by a commercial real estate brokerage firm retained by us.  As of March 31, 2002, $80.6 million of lease termination costs, net of anticipated sublease income, remains accrued and is expected to be utilized by the first quarter of 2010.  See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, our operating lease commitments, which exclude facilities that are included in our restructuring plan, consist of the following future minimum lease payments as of March 31, 2002 (in thousands):

Year Ended December 31,	Operating leases

2002	$5,276
2003	5,568
2004	8,010
2005	15,760
2006	15,261
2007 and thereafter	174,416
Total minimum lease payments	$224,291

                As discussed in Note 9 of Notes to Condensed Consolidated Financial Statements, on May 9, 2002 we entered into the Buildings 4 and 5 Termination Agreement with one of our landlords in relation to two of our facilities located in Redwood City, California whereby two of our leases were terminated.  In conjunction with the termination, subject to certain conditions, the landlord will release all security deposits held by it relating to these premises and we will pay to the landlord a termination fee of $45.0 million as a termination fee (the “Termination Fee”).  We anticipate that payment of the Termination Fee will be funded partially by drawing down the available line of credit under the SVB Facility and partially with our available cash, cash equivalents and short-term investments.

     As a result of the Buildings 4 and 5 Termination Agreement, we expect to record additional restructuring expense of approximately $15.0 million in the second quarter of fiscal 2002 based upon the difference between initial estimates used in recorded our restructuring charges and the actual terms and conditions as per the Buildings 4 and 5 Termination Agreement.  Additionally, our summary of future minimum lease payments as disclosed above is expected to decrease by approximately $73.9 million for fiscal years 2007 and thereafter.

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

Factors That May Affect Future Operating Results

We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10–K for the year ended December 31, 2001 and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, nonrenewable of service agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90–days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period–to–period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance.  It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

We have experienced a decline in revenues sequentially for the first three quarters of fiscal 2001 and the first quarter of 2002 and the outlook on future quarters is unclear given the general economic conditions.  Furthermore, we incurred net losses for the past eight quarters and have not achieved positive cash flow from operations in the last six quarters.  We do not expect to be profitable from operations for additional quarters and may continue to incur negative cash flow.  If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

We are continuing efforts to reduce our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including unplanned-for use of cash, inability to accurately forecast business activities and further deterioration of our revenues.  If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm the our ability to operate our business.

We recently renewed and amended the SVB Facility.  The SVB Facility is secured by substantially all of our owned assets. The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments).  Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility.  While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed.  Such a payoff would further limit our available cash and cash equivalents.

Our success depends largely on the skills, experience and performance of key personnel.  If we lose one or more key personnel, our business could be harmed.  Our future success depends on our ability to continue attracting and retaining highly skilled personnel.  We may not be successful in attracting, assimilating and retaining qualified personnel in the future.  Furthermore, the significant downturn in our business environment had a negative impact on our operations.  We are currently restructuring our operations and have taken actions to reduce our workforce and implement other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

Our common stock has traded below one dollar and may be subject to de-listing from the Nasdaq National Market. The Nasdaq has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if it trades below $1.00 for thirty consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days. There can be no assurance that our trading price will trade above the Nasdaq requirements for the necessary time periods mandated by the Nasdaq.  During the third and fourth quarters of 2001 and during the second quarter of 2002, the minimum bid price of our common stock has closed, at times, below $1.00 per share.  We are seeking approval from our stockholders at our annual stockholders' meeting to be held in June 2002 to authorize a one-for-four, one-for-five or one-for-nine reverse stock split, the ratio and timing of such split to be at the discretion of the Company's board of directors.  If we do not receive stockholder approval for such reverse stock split or if we are unable to meet the Nasdaq requirements to maintain listing on the Nasdaq National Market our common stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

Some of these risks and uncertainties relate to the rapidly evolving nature of the markets in which we operate. These related market risks include, among other things, the evolution of the online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties relate to our ability to, among other things, successfully implement our marketing strategies, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors, and commercialize our products and services by incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks.

There has been a general downturn in the economy.  Therefore, financial comparisons discussed herein may not be indicative of future performance.  If the economic environment continues to decline, our future results may be significantly impacted.  We believe that the current economic decline has increased the average length of our sales cycle and our operating results could suffer and our stock price could decline if we do not achieve the level of revenues we expect.

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

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2002 and December 31, 2001. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

We consider all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents.

Our short-term investments consist of debt securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. Included in our long-term investments are investments in debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from March 31, 2002. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

All short-term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were approximately ($798,000) and $1.3 million for the three months ended March 31, 2002 and 2001.  Total realized gains during the three months ended March 31, 2002 and 2001 were

$14,000 and $527,000 and are included in other income in the accompanying Condensed Consolidated Statements of Operations.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of March 31, 2002 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$23,073	$—	$—	$23,073
Money market	35,499	279	—	35,778
Corporate notes/bonds	70,676	594	(53)	71,217
Government notes/bonds	44,247	202	(81)	44,368
	$173,495	$1,075	$(134)	$174,436
Cash and cash equivalents	$63,592	$279	$(3)	$63,868
Short-term investments	95,103	637	(72)	95,668
Long-term investments	14,800	159	(59)	$14,900
	$173,495	$1,075	$(134)	$174,436

Included in the table above are restricted investments of $29.9 million.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$25,874	$—	$—	$25,874
Money market	36,299	364	(1)	36,662
Corporate notes/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121
	$191,807	$1,766	$(26)	$193,547
Cash and cash equivalents	$75,393	$366	$(1)	$75,758
Short-term investments	94,773	895	(14)	95,654
Long-term investments	21,641	505	(11)	$22,135
	$191,807	$1,766	$(26)	$193,547

Included in the table above are restricted investments of $29.9 million.

Remaining maturities of our long-term investments as of March 31, 2002 are as follows:

	2003	2004	Total
Corporate notes/bonds	$2,490	$5,876	$8,366
Government notes/bonds	6,534	—	6,534
	$9,024	$5,876	$14,900

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and trade accounts receivable. We analyzed our cash, short-term and long-term investment holdings as of March 31, 2002 for interest rate risk and estimated that the impact of a change in interest rates of one-half of one percent would be approximately $476,000 on annual interest income. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months ended March 31, 2002, no one customer accounted for more than 10% of total revenues.  For the three months ended March 31, 2001, one customer accounted for more than 10% of total revenues.  As of March 31, 2002 and December 31, 2001, no customer individually accounted for more than 10% of our accounts receivable.

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

The total fair value of our cost method long-term equity investments in public and non-public companies was $5.0 million with a cost basis of $17.6 million as of March 31, 2002. This includes $8.6 million of write-downs during the first quarter of 2002 of investments due to an other than temporary decline in fair value. The total unrealized loss in our cost method long-term equity investments was $0 during the three months ended March 31, 2002.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

In April 2001, several purported class action lawsuits were filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action and all defendants filed motions to dismiss the consolidated complaint. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company’s board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002. The hearing on this motion to dismiss is scheduled for July 26, 2002. The Company believes that the lawsuits are without merit and continues to defend itself vigorously.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

Item 2.            Changes in Securities and Use of Proceeds

        Not applicable.

Item 3.            Defaults Upon Senior Securities

        Not applicable.

Item 4.            Submission of Matters to a Vote of Security Holders

        Not applicable.

Item 5.            Other Information

        Not applicable.

Item 6.            Exhibits and Reports on Form 8-K

(a)    Exhibits

Exhibits	Description
10.27	Amended and Restated Loan and Security Agreement with Silicon Valley Bank, March 31, 2002.

(b)   Reports on Form 8–K

On April 15, 2002, we filed a Form 8-K with the Securities and Exchange Commission by the Company on April 8, 2002 reporting that the Company had received notice from its independent public accountants, Arthur Andersen LLP, of its resignation as the Company’s auditors as a result of the Company’s plan to change independent public accountants for the fiscal year ending December 31, 2002 due to an unanticipated future non-audit business relationship between the two companies.

On May 13, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report the Company’s selection of its independent public accountants, BDO Seidman, LLP, as auditors for the fiscal year ending December 31, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.

Date:	May 16, 2002	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief
Executive Officer (Principal Executive Officer)

Date:	May 16, 2002	By:	/s/ Francis Barton
Francis Barton
Executive Vice President
and Chief Financial Officer
(Principal Financial and Chief Accounting Officer)