Form 10-Q
period 2002-06-30
BROADVISION INC
filed 2002-08-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2002

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

(650) 542-5100
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of  August 6, 2002, there were 32,173,734 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Cash and cash equivalents	$73,822	$75,758
Short-term investments	37,559	65,705
Restricted cash	10,779	—
Accounts receivable, less reserves of $7,615 and $8,194 for 2002 and 2001, respectively	20,404	39,768
Prepaids and other	10,906	12,816

Total current assets	153,470	194,047

Property and equipment, net	35,796	67,219
Deferred tax asset	—	2,857
Long-term investments	3,581	22,135
Restricted cash and investments	16,595	29,949
Equity investments	3,332	5,583
Goodwill and other intangibles, net	59,094	60,867
Other assets	5,576	9,760

Total assets	$277,444	$392,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$13,892	$11,276
Accrued expenses	49,658	61,712
Unearned revenue	18,348	22,580
Deferred maintenance	25,369	30,337
Bank borrowings and current portion of long-term debt	25,977	977

Total current liabilities	133,244	126,882

Long-term debt, net of current portion	2,434	2,922
Other noncurrent liabilities	24,691	59,466

Total liabilities	160,369	189,270

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 32,162 and 31,643 shares issued and outstanding for 2002 and 2001, respectively	3	3
Additional paid-in capital	1,209,871	1,207,071
Accumulated other comprehensive loss, net of tax	(1,305)	(5,245)
Accumulated deficit	(1,091,494)	(998,682)
Total stockholders’ equity	117,075	203,147

Total liabilities and stockholders’ equity	$277,444	$392,417

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share amounts; Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Revenues:
Software licenses	$10,309	$21,029	$18,488	$64,169
Services	19,110	37,006	41,386	86,595
Total revenues	29,419	58,035	59,874	150,764

Cost of revenues:
Cost of software licenses	903	2,655	2,003	4,895
Cost of services	10,422	30,595	22,756	69,573
Total cost of revenues	11,325	33,250	24,759	74,468

Gross profit	18,094	24,785	35,115	76,296

Operating expenses:
Research and development	13,006	20,616	26,981	47,587
Sales and marketing	15,803	41,766	31,981	94,247
General and administrative	5,009	14,268	11,202	24,858
Goodwill and intangible amortization	887	66,297	1,774	132,577
Restructuring charge	34,565	123,473	39,945	123,473
Impairment of assets	—	—	2,276	—
Total operating expenses	69,270	266,420	114,159	422,742

Operating loss	(51,176)	(241,635)	(79,044)	(346,446)

Other income (expense), net	1,390	(876)	(6,687)	(379)

Loss before provision for income taxes	(49,786)	(242,511)	(85,731)	(346,825)

Provision for income taxes	6,904	331	7,081	1,162

Net loss	$(56,690)	$(242,842)	$(92,812)	$(347,987)

Basic loss per share	$(1.77)	$(7.99)	$(2.91)	$(11.51)

Diluted loss per share	$(1.77)	$(7.99)	$(2.91)	$(11.51)

Shares used in computing:
Basic loss per share	32,037	30,381	31,857	30,245

Diluted loss per share	32,037	30,381	31,857	30,245

Comprehensive loss:
Net loss	$(56,690)	$(242,842)	$(92,812)	$(347,987)
Other comprehensive (loss) gain, net of tax: Unrealized investment gains (losses) less reclassification adjustment for gains (losses) included in net loss	(453)	(4,439)	3,940	(3,785)
Total comprehensive loss	$(57,143)	$(247,281)	$(88,872)	$(351,772)

 See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; Unaudited)

	Six Months Ended June 30,
	2002	2001

Cash flows from operating activities:
Net loss	$(92,812)	$(347,987)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	10,467	12,159
Provision for doubtful accounts	(439)	2,297
Provision for sales returns	477	—
Amortization of prepaid royalties	1,849	2,368
Amortization of prepaid compensation	—	366
Realized loss on cost method equity investments	9,825	3,142
Equity in net loss from unconsolidated subsidiary	—	2,438
Amortization of goodwill and other intangibles	1,774	132,577
Stock-based compensation charge	770	—
Restructuring charge, non cash	18,243	27,090
Loss on sale of assets	344	—
Impairment of assets	2,276	—
Provision for deferred tax asset valuation	6,279	—
Changes in operating assets and liabilities:
Accounts receivable	19,326	46,505
Prepaids and other	1,910	1,787
Accounts payable and accrued expenses	(568)	(12,515)
Restructuring reserves	(46,783)	91,793
Unearned revenue and deferred maintenance	(9,200)	5,998
Other noncurrent assets	(387)	(986)
Net cash used for operating activities	(76,649)	(32,968)

Cash flows from investing activities:
Purchase of property and equipment	(1,053)	(47,510)
Proceeds from the sale of assets	247	—
Purchase of long-term investments	(2,349)	(38,063)
Sales/maturity of long-term investments	21,186	62,107
Purchase of short-term investments	(23,453)	(29,200)
Sales/maturity of short-term investments	50,255	50,786
Transfer from restricted cash/investments	2,575	—
Cash acquired in purchase transaction	—	7,171
Net cash provided by investing activities	47,408	5,291

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,795	12,694
Proceeds from borrowings	25,000	—
Repayments of borrowings	(490)	(513)
Net cash provided by financing activities	27,305	12,181

Net decrease in cash and cash equivalents	(1,936)	(15,496)
Cash and cash equivalents at beginning of period	75,758	153,137
Cash and cash equivalents at end of period	$73,822	$137,641

Supplemental disclosures of cash flow information:
Cash paid for interest	$125	$186
Cash paid for income taxes	$803	$1,162

 See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993.  The Company develops and sells a comprehensive suite of enterprise business portal applications and technology that enable enterprise self-service for conducting interactions, transactions and services in a personalized model.  The Company’s enterprise business portal applications enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions.

BroadVision Global Services, ("BVGS"), provides a full spectrum of global services to help ensure success for businesses, including the Company’s up-front Solution Value Proposition, consulting services, and ongoing training and support.  The BVGS organization consists of business, content and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.

A significant element of the Company’s sales strategy is to engage in strategic business alliances to assist in marketing, selling and developing customer applications.

The Company sells its products and provides services worldwide through a direct sales force in North America, Europe and Asia and through independent distributors, value-added resellers ("VARs") and application service providers ("ASPs").  In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators.  The Company provides services worldwide through its BVGS organization and indirectly through distributors, VARs, ASPs, and systems integrators.

There has been a general downturn in the economy since the beginning of 2001.  This downturn is likely to continue in the future and has and could continue to have an impact on the Company’s future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  The Company announced a corporate-wide reorganization and reduction in force and incurred a charge in fiscal 2001 of $153.3 million and during the six months ended June 30, 2002 of $39.9 million, related to these actions and to consolidation of the Company’s facilities.  Please see Note 7 of Notes to Condensed Consolidated Financial Statements.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations, and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of June 30, 2002 and for the three and six months ended June 30, 2002 and 2001 are unaudited. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s Form 10-K and other documents that have been filed with the Securities and Exchange Commission. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future periods.

Reclassifications—Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services, and customer training. Software is generally licensed for development use and for its use in deployment of the customer’s website. Fees for deployment licenses are generally based on the number of persons who register on a customer’s website using the Company’s software.  Software that is licensed on a per-CPU basis is inclusive of development and deployment.  The Company’s revenue recognition policies are in accordance with Statement of Position (‘‘SOP’’) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier.  In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period.

The Company recognizes revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9.  Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

The Company’s consulting services, which consist of consulting, maintenance, and training, are delivered through BVGS. Services that the Company provides are not essential to the functionality of the software. This group provides a full spectrum of global services to help ensure success for businesses, including the Company’s up-front Solution Value Proposition, consulting services, and ongoing training and maintenance.  The BVGS organization consists of business, content and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.  In accordance with Financial Accounting Standards Board ("FASB") Topic D-103, which the Company adopted as of January 1, 2002, the Company records reimbursement by its customers for out-of-pocket expenses as an increase to services revenues.  Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services.  The Company’s results of operations for the three and six months ended June 30, 2001 have been reclassified for comparable purposes in accordance with Topic D-103.  The effect of this reclassification was to increase services revenues and increase cost of services for the three and six months ended June 30, 2001 by $590,000 and $2.2 million, respectively.

Stock Split

On July 24, 2002, the Company announced that its Board of Directors had approved a one-for-nine reverse split of the Company’s common stock.  The reverse split was effective as of 8:00 p.m. Eastern Daylight Time on July 29, 2002.  Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock.  The Company’s common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002.  The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July, 2002 stock split.

Net Earnings (Loss) Per Share

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

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001

Net loss	$(56,690)	$(242,842)	$(92,812)	$(347,987)

Weighted average common shares outstanding utilized for basic and diluted net loss per share	32,037	30,381	31,857	30,245

Basic and diluted net loss per share	$(1.77)	$(7.99)	$(2.91)	$(11.51)

97,277 and 337,551 potential common shares are excluded from the determination of diluted net loss per share for the three months and six months ended June 30, 2002, respectively, as the effect of such shares is anti-dilutive.  1,326,667 and 1,679,556 potential common shares are excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2001, respectively, as the effect of such shares is anti-dilutive.

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

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other (expense) income, net in the Condensed Consolidated Statements of Operations.

Valuation of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 121, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.    The Company adopted the provisions of SFAS No. 142 as of January 1, 2002.  Please see Note 8 of Notes to Condensed Consolidated Financial Statements for additional information

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, long-term investments, equity investments, accounts receivable, accounts payable and debt.  The Company does not have any derivative financial instruments.  The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.  Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.  The Company’s equity investments are comprised of investments in public and non-public technology-related companies.  The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.  During the three months ended June 30, 2002, the Company recorded $1.3 million in impairment charges on its cost method equity investments.  During the three months ended June 30, 2001, the Company recorded $1.9 million in impairment charges on its cost method equity investments and $1.3 million in equity in net losses of its equity method investee.  During the six months ended June 30, 2002, the Company recorded $9.8 million in impairment charges on its cost method equity investments.  During the six months ended June 30, 2001, the Company recorded $3.1 million on its cost method equity investments and $2.4 million in equity in net losses of its equity method investee.  The Company recorded no equity in net losses charges during the three and six months ended June 30, 2002 as the Company did not have an equity method investment as of and during the three and six months ended June 30, 2002.

New Accounting Pronouncements

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives except assembled workforce which, pursuant to SFAS No. 141, will not be recognized as an intangible asset apart from goodwill; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three and six months ended June 30, 2001 was $63.9 million and $127.8 million, respectively.  Additionally, upon adoption of SFAS No. 141 and 142 on January 1, 2002, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. Amortization for the non-technology based intangible asset was $709,000 and $1.4 million for the three and six months ended June 30, 2001, respectively. During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition that closed on April 14, 2000. Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. There was no accounting charge to record upon adoption.

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

In November 2001, the staff of the FASB reached consensus on Topic No. D-103, on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out of pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. The Company is currently recording reimbursement by its customers for out-of-pocket expenses as a component of services revenue.  Prior to adoption of Topic No. D-103 on January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales. Prior periods have been reclassified to comply with the guidance of Topic No. D-103.  The effect of this reclassification was to increase services revenues and increase cost of services for the three and six months ended June 30, 2001 by $590,000 and $2.2 million, respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including

Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met.  In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract’s remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract.  Statement 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  The Company does not expect the adoption of Statement 146 will have a material impact on its consolidated results of operations or financial position.

Note 2.           Selective Balance Sheet Detail

Property and equipmentconsisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Furniture and fixtures	$9,680	$9,646
Computers and software	51,437	59,182
Leasehold improvements	20,523	38,440
	81,640	107,268
Less accumulated depreciation and amortization	(45,844)	(40,049)
	$35,796	$67,219

Accrued expenses consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Employee benefits	$3,503	$3,121
Commissions and bonuses	2,791	5,543
Sales and other taxes	10,508	7,620
Restructuring (See Note 7)	19,537	32,454
Other	13,319	12,974
	$49,658	$61,712

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Restructuring (See Note 7)	$23,552	$58,335
Other	1,139	1,131
	$24,691	$59,466

Note 3.           Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. In March 2002, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit was increased from $10.0 million to $25.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate (4.75% as of June 30, 2002). At June 30, 2002, $25.0 million was outstanding and the revolving credit facility is due to expire in March 2003. There were no outstanding borrowings under the revolving line of credit as of December 31, 2001.  Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires the Company to maintain specified financial covenants, all of which the Company was in compliance with as of June 30, 2002. As of June 30, 2002 and December 31, 2001, outstanding term debt borrowings were approximately $3.4 million and $3.9 million, respectively and consist of two borrowings.  Borrowings bear interest at the bank’s prime rate (4.75% as of June 30, 2002 and December 31, 2001) and prime rate plus 1.25% (6.0% as of June 30, 2002 and December 31, 2001). Principal and interest are due in consecutive monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Commitments totaling $27.4 million and $25.0 million in the form of standby letters of credit were issued on the Company's behalf from financial institutions as of June 30, 2002 and December 31, 2001 in favor of the Company’s various landlords to secure obligations under the Company’s facility leases. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and require the Company to meet a financial covenant to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Borrowings are collateralized by a security interest in substantially all of the Company’s owned assets.

Note 4.           Commitments and Contingencies

On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard’s rights to resell BroadVision software effective February 15, 2002.  In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision’s business-to-business customer portals software products and a limited use license for BroadVision’s One-to-One Enterprise software product.  Hewlett-Packard’s license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12,000,000.  In addition, the Company will pay back prepay payments received in prior periods totaling approximately $2.4 million.  This amount was included in Unearned Revenue as of December 31, 2001, and this amount was reclassified to Accrued Liabilities in fiscal 2002.  The amount due is payable in quarterly installments by December 31, 2003.

Leases

The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013.  Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

A summary of future minimum lease payments is as follows (in thousands); properties that are part of the restructuring have been excluded:

Year Ended December 31,	Operating leases

2002	$3,560
2003	5,081
2004	6,748
2005	12,054
2006	12,647
2007 and thereafter	99,159
Total minimum lease payments	$139,249

The Company’s future minimum lease commitments have not been reduced by approximately $26.4 million of minimum sublease rentals due in the future under noncancelable subleases related to excess lease facilities.  In addition, the Company's future minimum lease commitments include lease commitments for excess facilities that have been accrued as a restructuring liability.  Refer to Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

Capital expenditures were $1.1 million and $47.5 million for the six months ended June 30, 2002 and 2001, respectively.  The Company’s capital expenditures consisted of purchases of operating resources to manage its operations and included computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements.  The Company has no other significant capital commitments.  The Company has consolidated various facilities as part of its restructuring plan.  Please refer to Note 7 for additional information.

Standby Letter of Credit Commitments

As of June 30, 2002, the Company had $27.4 million of outstanding commitments in the form of standby letters of credit in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

In April 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs seek to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints allege that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results during such period. The lawsuits have been consolidated into a single action, as is customary in such cases. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company’s board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002.  The hearing on this motion to dismiss has been scheduled for  August 30, 2002.  The Company believes that the lawsuits are without merit and continues to defend itself vigorously.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against the Company claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002.  The Company is currently evaluating the claims and expects to defend itself vigorously and will be answering the complaint by August 17, 2002.

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

Note 5.           Geographic, Segment and Significant Customer Information

The Company operates in one segment, electronic business commerce solutions.  The Company’s reportable segment includes the Company’s facilities in North and South America (Americas), Europe and Asia Pacific and The Middle East (Asia/Pacific).  The Company’s chief operating decision maker is considered to the Company’s Chief Executive Officer ("CEO").  The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The disaggregated revenue information on a product basis reviewed by the CEO is as follows (in thousands; unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2002	2001	2002	2001
Software licenses:
One-To-One Enterprise	$1,360	$1,641	$1,893	$4,113
One-To-One Packaged Solutions	8,949	19,388	16,595	60,056
Services	9,752	21,936	21,440	55,045
Maintenance	9,358	15,070	19,946	31,550
Total Revenues	$29,419	$58,035	$59,874	$150,764

Revenues:
Americas	$18,852	$36,672	$37,054	$97,583
Europe	8,998	16,553	19,841	40,749
Asia/Pacific	1,569	4,810	2,979	12,432
Total Company	$29,419	$58,035	$59,874	$150,764

	June 30, 2002	December 31, 2001
	(unaudited)
Long-lived assets (in thousands):
Americas	$96,936	$131,874
Europe	2,134	3,547
Asia/Pacific	1,395	2,425
Total Company	$100,465	$137,846

One-to-One Enterprise revenues represent revenues from sales of the Company’s One-to-One Enterprise product sold on a stand-alone basis.  One-to-One Packaged Solutions revenues represent revenues derived from sales of the Company’s products excluding One-to-One Enterprise sales on a stand-alone basis.  During the three and six months ended June 30, 2002 no single customer accounted for more than 10% of the Company’s total revenues.  During the three months ended June 30, 2001, no single customer accounted for more than 10% of the Company’s total revenues.  During the six months ended June 30, 2001, one customer accounted for more than 10% of the Company’s total revenues.

Note 6.           Acquisitions and Dispositions

E-Publishing Corporation

On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, a wholly-owned subsidiary of the Company, which the Company acquired as part of the acquisition of Interleaf in April 2000.  The Company recorded a loss on sale of assets of approximately $1.3 million.  The loss was included in other expense in the Company’s second quarter of 2001 Condensed Consolidated Statements of Operations.

Keyeon

On June 29, 2001, the Company completed its acquisition of Keyeon, LLC ("Keyeon"), formerly a corporate joint venture in which the Company held an interest of approximately 36%.  The acquisition was completed primarily to obtain technology to extend functionality of the Company’s existing products.  As consideration for the remaining interest in Keyeon, the Company issued 301,475 shares of its common stock valued at $13.6 million to the other former participants in the joint venture which resulted in the Company owning 100% of the outstanding shares of Keyeon.  The acquisition was accounted for as a purchase.  The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition.  The purchase price allocation is as follows (in thousands):

Purchase price, net of cash acquired	$6,395
Add: fair value of liabilities assumed	4,007
Total purchase consideration	10,402
Less: fair value allocated to acquired assets	3,104
Excess of purchase consideration over acquired assets and assumed liabilities	7,298
Excess allocated to:
Acquired in-process technology	$6,418
Goodwill	$880

At June 30, 2002, accumulated amortization related to goodwill acquired in the Keyeon acquisition totaled $246,000.  Amortization of goodwill ceased as of December 31, 2001.  As discussed in Note 1, the Company will no longer amortize goodwill in accordance with SFAS No. 142 but will periodically test for impairment under the provisions of SFAS No. 142.  The Company estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations during the fourth quarter of 2001.  The income approach methodology was used to value the acquired in-process technology.  Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed.  These cash flows are discounted at a rate appropriate for the risk of the asset.  The rate of return depends upon the stage of completion which was estimated at fifty percent.  An overall after-tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the six month period ended June 30, 2001 assuming Keyeon had been acquired at the beginning of the period presented (in thousands, except per share data):

For the six months ended June 30, 2001
Revenue	$150,764
Net loss	(352,317)
Basic and diluted net loss per share	$(11.61)

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

Note 7.           Restructuring Charges and Asset Impairments

During the first quarter and second quarter of 2002, the Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $34.6 million was recorded in the second quarter of 2002 and a pre-tax charge of $5.4 million was recorded in the first quarter of 2002 to provide for these actions and other related items.  The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  The high-end of the range was estimated at approximately $35.3 million for the second quarter charge and $6.3 million for the first quarter charge.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances. The following table summarizes charges recorded during the first and second quarters of 2002 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total
Reserve balances, December 31, 2001	$817	$89,859	$113	$90,789
Restructuring charges, quarter ended March 31, 2002	1,130	4,095	155	5,380
Cash payments	(700)	(12,342)	(6)	(13,048)
Non-cash portion	—	(1,003)	—	(1,003)
Reserve balances, March 31, 2002	$1,247	$80,609	$262	$82,118
Restructuring charges,quarter ended June 30, 2002	3,765	30,480	320	34,565
Cash payments	(1,878)	(54,010)	(359)	(56,247)
Non-cash portion	(107)	(17,240)	—	(17,347)
Reserve balances, June 30, 2002	$3,027	$39,839	$223	$43,089

The nature of the charges summarized above is as follows:

Severance and benefits — The Company recorded charges of approximately $3.8 million and $1.1 million during the second quarter and first quarter of 2002, respectively, related to severance benefits to terminated employees in the United States and various international locations.  Costs incurred include severance, payroll taxes and COBRA benefits.  Included in the $3.8 million is approximately $107,000 of non-cash charges.  These non-charges represent a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees.  The compensation charge was calculated using the Black-Scholes option pricing model.  Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company’s 2001 restructuring plan.  Approximately $2.6 million of severance and benefits costs had been paid out during the six months ended June 30, 2002 and the remaining $3.0 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by June 30, 2003.  The Company's restructuring plan included plans to terminate approximately 265 employees in North and South America and approximately 90 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002 impacting all departments within the Company.  Approximately 335 employees were terminated during the six months ended June 30, 2002.  As a result of these reductions, the Company expects annual salaries savings of approximately $22.5 million.

Facilities/Excess Assets — During the second and first quarters of 2002, the Company revised its estimates and expectations with respect to its facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in the Company’s 2001 restructuring plan based upon actual events and circumstances.  Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income.  The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by the Company.  Based on the factors above, a facilities/excess assets charge of $30.5 million and $4.1 million was recorded in the second quarter and first quarter, respectively, of 2002 and includes non-cash asset impairment charges of approximately $17.2 million during the second quarter and $1.0 million during the first quarter.

Approximately $89.9 million of facilities related costs remained accrued as of December 31, 2001 as a result of the Company’s 2001 restructuring plan.  Net cash payments through June 30, 2002 related to abandoned facilities amounted to $66.4 million.  Actual future cash requirements may differ materially from the accrual at June 30, 2002, particularly if actual sublease income is significantly different from historical estimates.  As of June 30, 2002, $39.8 million of lease termination costs, net of anticipated sublease income, is expected to be paid out by the end of the first quarter of fiscal 2010.  The Company expects to pay out approximately $16.6 million over the next twelve months and the remaining $23.2 million from July 1, 2003 through the first quarter of fiscal 2010.  The $16.6 million and $23.2 million include approximately $47.8 million of estimated sublease income of which approximately $21.4 million represents sublease agreements yet to be negotiated.

Other — The Company recorded charges of approximately $320,000 and $155,000 during the second quarter and first quarter of 2002, respectively, for various incremental costs incurred as a direct result of the restructuring plan.  The remaining reserve balance of $223,000 is expected to be paid in full by the end of the fourth quarter of 2002.

Note 8.           Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	June 30, 2002	December 31, 2001
	(unaudited)
Goodwill	$437,206	$437,206
Completed technology	15,236	15,236
Assembled workforce	7,496	7,496
	459,938	459,938
Less:
Accumulated amortization	(400,844)	(399,071)
Goodwill and other intangibles, net	$59,094	$60,867

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed of.  The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 121, SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.    The Company adopted the provisions of SFAS No. 142 as of January 1, 2002.  The Company determines that an impairment occurred when the asset’s undiscounted future cash flows are less than the carrying amount of the asset. The Company calculates the impairment loss as the amount that the carrying value of the asset exceeds the discounted future cash flows. SFAS No. 142 requires that goodwill and intangible assets with indefinite useful lives no longer be amortized, but instead be tested for impairment at least annually in accordance with the provisions of SFAS No. 142.  SFAS No. 142 also requires that intangible assets with definite useful lives be amortized over their respective estimated useful lives to their estimated residual values, and reviewed for impairment in accordance with SFAS No. 121.  Goodwill is tested for impairment at the reporting unit level.  Each reporting unit is required to be tested for an indicator of goodwill impairment within six months of adoption of SFAS No. 142 and tested for impairment by no later than the end of the year of adoption.  The fair value of each reporting unit is compared to the carrying amount of the reporting unit.  To the extent the carrying amount of a reporting unit exceeds the fair value of each reporting unit, an indication exists that the reporting unit goodwill may be impaired and the Company must then compare the implied fair value of the reporting unit goodwill with the carrying amount of the reporting unit goodwill, both of which would be measured as of the date of adoption.  Useful lives of amortizable intangible assets are required to be reevaluated annually absent a triggering event, with any changes in estimated useful lives being accounted for prospectively over the revised remaining useful life.    Nonamortizable intangible assets are reviewed annually for impairment and more frequently if events or circumstances indicate that the asset may be impaired.  Goodwill is tested for impairment annually or sooner if an event or circumstance indicates that it is more likely than not that an impairment loss has been incurred.  Examples of such events or circumstances include, but are not limited to adverse changes in legal factors, business climate, or regulatory environment, unanticipated competition, loss of key personnel or a more-likely-than-not expectation that a reporting unit or a significant portion of a reporting unit will be sold or otherwise disposed of.

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

It is reasonably possible that the estimates and assumptions used under our assessment may change in the short term, resulting in the need to further write-down the goodwill and other long-lived assets.  The Company assessed the carrying value of goodwill and other intangible assets during the fourth quarter of 2001 and first and second quarters of 2002 and no further impairment was deemed necessary.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill.  The Company has identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 9 months as of June 30, 2002, subject to certain effects of the new accounting pronouncements described in Note 1.  Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.  The Company analyzed its goodwill and other intangible assets as of December 31, 2001, March 31, 2002, and June 30, 2002 and determined that there was no additional impairment.

Note 9.           Deferred Tax Assets

The Company analyzes its deferred tax assets with regards to potential realization.  The Company has established a valuation allowance on its deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization.  The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Based upon this analysis, the Company recorded a valuation allowance for its deferred tax assets during the three months ended June 30, 2002, which increased to 100% its valuation allowance and resulted in a charge of $6.3 million included in provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 10.         Subsequent Events

On July 24, 2002 the Company announced that its Board of Directors approved a one-for-nine reverse split of the Company’s Common Stock.  The reverse split was effective as of 8:00 p.m. Eastern Daylight Time on July 29, 2002, and each nine shares of outstanding common stock of the Company automatically converted into one share of common stock.  The Company’s common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002.  From July 30, 2002 to August 27, 2002, BroadVision’s common stock will trade under the symbol "BVSND".  Thereafter, the Company’s common stock will resume trading under its current symbol "BVSN".  All per share amounts and outstanding shares, including common stock equivalents (stock options), have been retroactively restated in the accompanying condensed consolidated financial statements and notes to condensed consolidated financial statements for all periods presented to reflect the reverse stock split.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against the Company claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002.  The Company is currently evaluating the claims and expects to defend itself vigorously and will be answering the complaint by August 17, 2002.

On July 24, 2002 the Company announced plans of an additional reduction of the Company’s workforce to occur during the third quarter of 2002.  As a result of this planned reduction, additional facility consolidations are expected in the third quarter of 2002.  The Company estimates that it will record a restructuring charge in the third quarter of 2002 in the range of $30.0 million to $40.0 million as a result of these actions.

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

Overview

We develop and sell a comprehensive suite of enterprise business portal applications and technology that enable enterprise self-service for conducting interactions, transactions and services in a personalized model.  Our enterprise business portal applications enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions.  As of June 30, 2002 more than 1,200 companies and government entities around the globe use our applications to enable their enterprise self-service initiatives. They are leveraging the web and wireless technology in conjunction with our software to unify and extend their legacy applications, information and business processes to better serve their employees, partners and customers in a personalized and collaborative way.

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

As of June 30, 2002, we had developed key strategic business alliances with over 75 system integration, design, consulting, and other services organizations throughout the world.  Our platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, we have developed key technology partnerships with leading web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise web management, payment processing, and Extensible Markup Language.  These technology partnerships enhance our ability to base products on industry standards and to take advantage of current and emerging technologies.

We sell our products and services worldwide through a direct sales force and independent distributors, value-added resellers ("VARs"), and application service providers ("ASPs"). In addition, our sales are promoted through independent professional consulting organizations, known as systems integrators.  We have operations in North America, South America, Europe, and Asia/Pacific.  We provide services through our

BroadVision Global Services ("BVGS") organization and indirectly through distributors, VARs, ASPs, and system integrators.

Recent Events

We experienced a general downturn in the economy, our industry and our business, since the beginning of 2001. This downturn is likely to continue in the future and has had and could continue to have an impact on our future financial results. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001.  A pre-tax charge of $153.3 million was recorded during 2001 and $34.6 million and $5.4 million was recorded during the three months ended June 30, 2002 and March 31, 2002, respectively, to provide for these actions and other related items. Costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublesees and sublease rates which were based upon market trend information analyses. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.  In July, 2002, the Company announced plans for a further reduction in force to occur in the third quarter of 2002.  As a result of this planned reduction, additional facility consolidations are expected in the third quarter of 2002.  The Company estimates that it will record a restructuring charge in the range of $30.0 million to $40.0 million during the third quarter of 2002

On May 9, 2002, the Company and Pacific Shores Development LLC ("PacShores") entered into (i) the First Amendment to Lease (Lease Termination and Mutual General Release Agreement), made effective as of April 29, 2002 (the "Buildings 4 and 5 Termination Agreement") and (ii) the First Amendment to Lease made effective as of April 29, 2002 (the "Building 6 Amendment").  Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated.  In conjunction with the termination, PacShores will release all security deposits held by it relating to those premises and we paid to PacShores a total of $45.0 million as a termination fee (the "Termination Fee").  Under the Building 6 Amendment, the parties release each other from all claims and we agreed to provide an additional $3.5 million as security deposit in the form of letters of credit.  This letter of credit is included as restricted cash and investments in our Condensed Consolidated Balance Sheet as of June 30, 2002.  We paid the Termination Fee in full during the second quarter of 2002 by payment of approximately $20.0 million from existing cash and investments and by drawing down approximately $25.0 million from our line of credit.  The $25.0 million line of credit is due in March of 2003.  On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against us claiming broker commissions related to our termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002.  We are currently evaluating the claims and expect to defend ourselves vigorously and will be answering the complaint by August 17, 2002.

During the first quarter of 2002 we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America.  We conducted an internal physical inventory on computer hardware assets located outside of North America.  The objective of the physical inventory was to verify the amount and location of our computer hardware.  As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware.

On April 8, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report that we had received notice from our independent public accountant, Arthur Andersen LLP, of its resignation as our auditor as a result of our plans to change independent public accountants for the fiscal year ending December 31, 2002 due to an anticipated future non-audit business relationship between the two companies.

On May 13, 2002, we filed a Form 8-K with the Securities and Exchange Commission to report our selection of our independent public accountants, BDO Seidman, LLP, as auditors for the fiscal year ending December 31, 2002.

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

Revenue Recognition

Overview—Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training. Software is generally licensed for development use and for its use in deployment of the customer’s website. Fees for deployment licenses are generally based on the number of persons who register on a customer’s website using our software. Our revenue recognition policies are in accordance with Statement of Position (‘‘SOP’’) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue—We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier.  In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period.

We recognize revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9.  Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

We record unearned revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Services Revenue—Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months. Our professional services which consist of consulting, maintenance and training are delivered through BVGS.  Services that we provide are not essential to the functionality of our software. This group provides consulting services, manages projects and client relationships, manages the needs of our partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to our customers and partners. We record reimbursement by our customers for out-of-pocket expenses as a component of services revenue.

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

Impairment Assessments

We record an investment impairment charge when we believe an investment has experienced a decline in value that is other than temporary. Future adverse changes in market conditions or poor operating results of underlying investments could result in additional losses or an inability to recover the carrying value of our investments that may not be reflected in our investments’ current carrying value, thereby possibly requiring an impairment charge in the future. We periodically assess the value of goodwill and intangible assets to ensure that the carrying amount of the assets are recoverable. It is possible that the estimates and assumptions used in our assessment may change in the short term, which would result in further impairments of goodwill and intangible assets. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value. As described in "Recent Accounting Pronouncements" in this document, our accounting for goodwill changed in 2002 upon adoption of SFAS No. 142.

Deferred Tax Assets

We analyze our deferred tax assets with regards to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Based upon this analysis, we recorded a valuation allowance for our deferred tax assets during the three months ended June 30, 2002, which resulted in a charge of $6.3 million.

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

Results of Operations

Three and six months ended June 30, 2002 and June 30, 2001

Revenues

Total revenues decreased 49% during the quarter ended June 30, 2002 to $29.4 million as compared to $58.0 million for the quarter ended June 30, 2001. Total revenues decreased 60% during the six months ended June 30, 2002 to $59.9 million as compared to $150.8 million for the six months ended June 30, 2001.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:

June 30, 2002
Americas	$6,385	62%	$12,467	65%	$18,852	64%
Europe	3,400	33	5,598	29	8,998	31
Asia/Pacific	524	5	1,045	6	1,569	5
Total	$10,309	100%	$19,110	100%	$29,419	100%

June 30, 2001
Americas	$11,655	55%	$25,017	68%	$36,672	63%
Europe	7,781	37	8,772	24	16,553	29
Asia/Pacific	1,593	8	3,217	8	4,810	8
Total	$21,029	100%	$37,006	100%	$58,035	100%

Six Months Ended:

June 30, 2002
Americas	$10,344	56%	$26,710	65%	$37,054	62%
Europe	7,579	41	12,262	30	19,841	33
Asia/Pacific	565	3	2,414	5	2,979	5
Total	$18,488	100%	$41,386	100%	$59,874	100%

June 30, 2001
Americas	$37,813	59%	$59,770	69%	$97,583	65%
Europe	21,054	33	19,695	23	40,749	27
Asia/Pacific	5,302	8	7,130	8	12,432	8
Total	$64,169	100%	$86,595	100%	$150,764	100%

Software  license revenues decreased 51% during the current quarter ended June 30, 2002 to $10.3 million as compared to $21.0 million for the quarter ended June 30, 2001.   Software license revenues decreased 71% during the six months ended June 30, 2002 to $18.5 million as compared to $64.2 million for the six months ended June 30, 2001.  The decreases are attributable to an overall and continued decline in the economy throughout the first half of 2002 in comparison to the same period of 2001.  Continued economic uncertainty surrounding the economic and information technology spending environment significantly affected our license revenue during the first half of 2002.  Software license revenues for our Enterprise applications decreased to $1.4 million for the quarter ended June 30, 2002 and $1.9 million for the six months ended June 30, 2002 as compared to $1.6 million for the quarter ended June 30, 2001 and $4.1 million for the six months ended June 30, 2001.  Software license revenues for our packaged solutions decreased to $8.9 million and $16.6 million for the quarter ended and six months ended June 30, 2002, respectively, as compared to $19.4 million and $60.1 million for the quarter ended and six months ended June 30, 2001, respectively.   One-to-One Enterprise revenues represent revenues from sales of our One-to-One Enterprise product sold on a stand-alone basis.  One-to-One Packaged Solutions revenues represent revenues derived from sales of our products excluding One-to-One Enterprise sales on a stand-alone basis.  Included in the Enterprise and packaged solutions numbers are deployment license revenues, which decreased 82% to $1.4 million during the three months ended June 30, 2002 as compared to $7.6 million during the three months ended June 30, 2001.  Deployment license revenues decreased 79% to $3.9 million during the six months ended June 30, 2002 as compared to $18.4 million during the six months ended June 30, 2001.

Total services revenues decreased 48% during the current quarter ended June 30, 2002 to $19.1 million as compared to $37.0 million for the quarter ended June 30, 2001.  Total services revenues decreased 52% during the six months ended June 30, 2002 to $41.4 million as compared to $86.6 million for the six months ended June 30, 2001.

The decreases in services revenue is a result of decreased business volume associated with decreased software license revenues over the past four quarters and an overall decline in the economy.  Maintenance related revenues for technical support and product upgrades, which are included in services revenues, were $9.4 million for the three months ended June 30, 2002 as compared to $15.1 million for the three months ended June 30, 2001.  Maintenance related revenues were $19.9 million for the six months ended June 30, 2002 as compared to $31.6 million for the six months ended June 30, 2001.

Cost of Revenues

Cost of license revenues include the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

Cost of services consists primarily of employee–related costs, third–party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	%	2001	%	2002	%	2001	%
	(dollars in thousands)
Cost of software licenses (1)	$903	9%	$2,655	13%	$2,003	11%	$4,895	8%
Cost of services (2)	10,422	55	30,595	83	22,756	55	69,573	80

Total cost of revenues (3)	$11,325	38%	$33,250	57%	$24,759	41%	$74,468	49%

(1)        Percentage is calculated based on total software license revenues for the period indicated

(2)        Percentage is calculated based on total services revenues for the period indicated

(3)        Percentage is calculated based on total revenues for the period indicated

Cost of software licenses decreased 66% in absolute dollar terms during the current quarter ended June 30, 2002 to $903,000 as compared to $2.7 million for the quarter ended June 30, 2001.  Cost of software licenses decreased 59%, in absolute dollar terms, during the six months ended June 30, 2002 to $2.0 million as compared to $4.9 million for the six months ended June 30, 2001.  In absolute dollar terms, the decrease in cost of software licenses was principally a result of decreased sales with associated royalties due with third party products.

Cost of services decreased 66%, in absolute dollar terms, during the current quarter ended June 30, 2002 to $10.4 million as compared to $30.6 million for the quarter ended June 30, 2001. Cost of services decreased 67%, in absolute dollar terms, during the six months ended June 30, 2002 to $22.8 million as compared to $69.6 million during the six months ended June 30, 2001.  In absolute dollar terms, the decrease in cost of services for the three and six months ended June 30, 2002 was the result of reductions in force and related facilities consolidations which resulted in decreased salary and facility related expenses as well as decreased use of third party consultants.  The cost of services margins have improved for the three and six months ended June 30, 2002 as compared to the same periods in 2001 as a result of continued efforts to cut costs and make the organization more efficient which has resulted in decreased salary and facility-related costs.

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

A summary of operating expenses for the periods presented is as follows:

	Three Months Ended June 30,				Six Months Ended June 30,
	2002	% (1)	2001	% (1)	2002	% (1)	2001	% (1)
	(dollars in thousands)
Research and development	$13,006	44%	$20,616	36%	$26,981	45%	$47,587	32%
Sales and marketing	15,803	54	41,766	71	31,981	53	94,247	62
General and administrative	5,009	17	14,268	25	11,202	19	24,858	16
Goodwill and intangible amortization	887	3	66,297	114	1,774	3	132,577	88
Restructuring charge	34,565	117	123,473	213	39,945	67	123,473	82
Impairment of assets	—	—	—	—	2,276	4	—	—
Total Operating Expenses	$69,270	235%	$266,420	459%	$114,159	191%	$422,742	280%

(1)    Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 37% during the current quarter ended June 30, 2002 to $13.0 million as compared to $20.6 million for the quarter ended June 30, 2001.  Research and development expenses decreased 43% during the six months ended June 30, 2002 to $27.0 million as compared to $47.6 million for the six months ended June 30, 2001.  The decrease in research and development expenses is primarily attributable to compensation reductions through salary reductions and reductions in force as well as other cost-cutting efforts, including facility consolidations, put in place commencing with the second quarter of fiscal 2001.

Sales and marketing expenses decreased 62% during the current quarter ended June 30, 2002 to $15.8 million as compared to $41.8 million for the quarter ended June 30, 2001.  Sales and marketing expenses decreased 66% during the six months ended June 30, 2002 to $32.0 million as compared to $94.2 million during the six months ended June 30, 2001.  The decreases were primarily a result of decreased salary expenses as a result of the reductions in force in addition to decreased commission expense as a result of decreased license revenue.  In addition, marketing expenses declined due to fewer marketing-related activities.

General and administrative expenses decreased 65% during the current quarter ended June 30, 2002 to $5.0 million as compared to $14.3 million for the quarter ended June 30, 2001.  General and administrative expenses decreased 55% during the six months ended June 30, 2002 to $11.2 million as compared to $24.9 million during the six months ended June 30, 2001.  The decrease in general and administrative expenses is primarily attributable to decreased salary expense as a result of reductions in force along with a decrease in facilities costs as a result of continued facilities consolidations and decreases in professional services expenses and in the general reserves of our accounts receivable balance.

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

Goodwill and intangible amortization.As described in Note 8 in the Notes to the Condensed Consolidated Financial Statements above, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of nine months as of June 30, 2002.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the Interleaf acquisition that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.

Restructuring Charge.  During the first and second quarter of 2002, we approved restructuring plans to, among other things, reduce our workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $34.6 million and $5.4 million was recorded in the second and first quarter of 2002, respectively, which includes severance and benefits charges, lease abandonment costs, asset impairment charges and other charges incurred as a direct result of the restructuring.  We determined a range of expected losses on lease abandonment.  We accrued for losses at the low-end of a range in accordance with SFAS No. 5, Accounting for Contingencies.  The high-end of the range is estimated at $35.3 million for the second quarter of fiscal 2002 charge and $6.3 million for the first quarter of fiscal 2002 charge.  Total severance and benefits costs were $3.8 million during the second quarter of fiscal 2002 and $1.1 million during the first quarter of fiscal 2002.  $817,000 of severance and benefits costs were unpaid as of December 31, 2001 as a result of our 2001 restructuring.  Approximately $2.6 million was paid out during the six months ended June 30, 2002 resulting in $3.0 million of unpaid severance and benefits as of June 30, 2002 which is expected to be paid in full by June 30, 2003.  During the three months ended June 30, 2002, our restructuring plan included plans to terminate 201 employees in North and South America and 49 employees throughout Europe and Asia/Pacific.  230 employees were terminated as of June 30, 2002.  As a result of these reductions, we expect to save approximately $21.3 million in annual salaries costs.  These terminations impacted all departments within the Company.  During the six months ended June 30, 2002, our restructuring plan included plans to terminate  265 employees in North and South America and approximately 90 employees throughout Europe and the Asia Pacific impacting all departments within the Company.  Approximately 335 employees were terminated as of June 30, 2002.  As a result of the reduction in force, we expect annual salaries savings of approximately $22.5 million.  Total facilities and excess assets charges were $30.5 million and $4.1 million during the second and first quarter of fiscal 2002, respectively and included $17.2 million and $1.0 million of asset impairment charges during the second and first quarter of fiscal 2002, respectively.  Approximately $89.9 million of facilities related costs were unpaid as of December 31, 2001 as a result of the Company’s 2001 restructuring.  Approximately $66.4 million was paid out during the six months ended June 30, 2002, resulting in approximately $39.8 million, $16.6 million of which is expected to be paid out over the next twelve months and $23.2 million from July 1, 2003 through the first quarter of fiscal 2010.  The $39.8 million includes approximately $47.8 million of estimated sublease income of which approximately $21.4 million represents sublease agreements yet to be negotiated.  We recorded other restructuring charges of $320,000 and $155,000 during the second quarter and first quarter of fiscal 2002, respectively, for various incremental costs incurred as a direct result of the restructuring.  As of June 30, 2002, approximately $223,000 of other restructuring costs remains unpaid and is expected to be fully paid by the end of the fourth quarter of 2002.  Actual future cash requirements may differ materially from the accrual at June 30, 2002, particularly if actual sublease income is significantly different from current estimates.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Impairment of assets.  During the first quarter of 2002 we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America.  We conducted an internal physical inventory on computer hardware assets located outside of North America.  The objective of the physical inventory was to verify the amount and location of our computer hardware.  As a result of the findings of the physical inventory and related reconciliation with the Company’s asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware during the first quarter of fiscal 2002.

Other income (expense), net.   Other income (expense), net consists of interest income, interest expense and other non-operating expenses.  Other income (expense), net increased to $1.4 million for the three months ended June 30, 2002 as compared to ($876,000) during the three months ended June 30, 2001.  Other income (expense), net decreased to ($6.7 million) for the six months ended June 30, 2002 as compared to ($379,000) for the six months ended June 30, 2001.  Interest income decreased $1.8 million to $1.2 million for the quarter ended June 30, 2002 as compared to $3.0 million for the quarter ended June 30, 2001 and interest income decreased $4.0 million to $2.7 million for the six months ended June 30, 2002 as compared to $6.7 million for the six months ended June 30, 2001 as a result of a decrease in overall cash and investments.  Losses on asset disposals decreased approximately $1.0 million for the three and six months ended June 30, 2002 as compared to the same periods in 2001.  This decrease is primarily related to a loss of approximately $1.3 million on the sale of various computers and related equipment and furniture of E-Publishing Corporation, a wholly owned subsidiary of the Company which was included in the second quarter of fiscal 2001.  Gains on sales of investments decreased $328,000 and $874,000 for the quarter ended and six months ended June 30, 2002, respectively.  There was a decrease in equity in net losses from an unconsolidated subsidiary of $1.3 million for the quarter ended June 30, 2002 and $2.4 million for the six months ended June 30, 2002 and a decrease in realized losses on cost-method investments of $587,000 for the quarter ended June 30, 2002 and an increase of $6.8 million for the six months ended June 30, 2002.  Losses on currency decreased $1.0 million and $1.4 million for the three months and six months ended June 30, 2002, respectively.

Income Taxes

During the quarter ended June 30, 2002, we recognized tax expense of $6.9 million.   This includes a valuation provision for our deferred tax asset in the amount of $6.3 million recorded in the second quarter of fiscal 2002.  We recognized income tax expense of $7.1 million during the six months ended June 30, 2002.  The tax expense during both periods, excluding the deferred tax asset valuation provision, mainly relates to foreign withholding taxes and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	June 30, 2002	December 31, 2001
	(in thousands)
Cash, cash equivalents and liquid short-term investments	$111,381	$141,463

Long-term liquid investments	$3,581	$22,135
Restricted cash and investments	$27,374	$29,949
Working capital	$20,226	$67,165

Working capital ratio	1.2 : 1	1.5 : 1

At June 30, 2002, we had $142.3 million of cash, cash equivalents, liquid short-term investments, long-term investments, and restricted cash and investments, which represents a decrease of $51.2 million as compared to December 31, 2001. We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the "SVB Facility") for up to $25.0 million. Under the revolving line of credit portion of the SVB Facility, amounts borrowed bear interest at the bank’s prime rate (4.75% as of June 30, 2002) and interest is due monthly, with the principal due at expiration of the SVB Facility.   We have two outstanding term loans under the SVB Facility. The total outstanding amount of these term loans were $3.4 million as of June 30, 2002 and $3.9 million as of December 31, 2001.  Interest on these term loans are at the bank’s prime rate (4.75% as of June 30, 2002 and December 31, 2001) and prime rate plus 1.25% (6.0% as of June 30, 2002 and December 31, 2001). Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Borrowings under the SVB Facility are collateralized by substantially all of our owned assets and we are subject to certain covenants, including restrictions on payment of dividends and other distributions as well as an obligation to maintain a certain amount of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). As of June 30, 2002, we were in compliance with all specified financial covenants.  During the second quarter of 2002 we drew down $25.0 million on our revolving line of credit as partial funding of our PacShores Building 4 and 5 Termination Agreement.  See "Recent Events" under Management’s Discussion and Analysis for more information.  Interest is payable monthly at the bank’s prime rate (4.75% annually as of June 30, 2002) and principal is due in full in March, 2003.  $25.0 million was outstanding as of June 30, 2002.  There were no outstanding amounts under the revolving line of credit as of December 31, 2001.  Commitments totaling $27.4 million and $25.0 million in the form of standby letters of credit were issued from financial institutions as of June 30, 2002 and December 31, 2001 in favor of our various landlords to secure obligations under our facility leases.  These letters of credit are collateralized by a security agreement, under which we are required to maintain in a restricted specified interest bearing account approximately $27.4 million and $29.9 million of available cash equivalents and short-term investments as of June 30, 2002 and December 31, 2001, respectively. The $27.4 million has been presented as $10.8 million of restricted cash and $16.6 million of restricted cash and investments in the accompanying condensed consolidated balance sheet at June 30, 2002.  The $29.9 million has been presented as restricted cash and investments in the accompanying condensed consolidated balance sheet at December 31, 2001.

Cash used for operating activities was $76.6 million for the six months ended June 30, 2002 and $33.0 million for the six months ended June 30, 2001, respectively. The primary reason for the cash used for operating activities for the six months ended June 30, 2002 is due to the net loss of $92.8 million adjusted by approximately $51.9 million for certain non-cash items such as depreciation expense, amortization of intangibles, impairment of assets, non-cash restructuring charge, and provision for deferred tax asset valuation as well as a decrease in restructuring reserves of approximately $46.8 million, a decrease in unearned revenues and deferred maintenance of $9.2 million partially offset by a decrease in accounts receivable of $19.3 million and a decrease in other current assets of $1.9 million. Cash provided by investing activities was $47.4 million for the six months ended June 30, 2002 and $5.3 million for the six months ended June 30, 2001. Cash provided by investing activities for the six months ended June 30, 2002 was primarily due to net sales/maturities of investments of $45.6 million and $2.6 million released from restricted cash and investments.  Cash provided by financing activities was $27.3 million and $12.2 million for the six months ended June 30, 2002 and 2001, respectively.  Net cash provided by financing activities for the six months ended June 30, 2002 consists of $2.8 million of net proceeds from the issuance of common stock and $25.0 million in proceeds from borrowings less $490,000 of repayments on borrowings.

Capital expenditures were $1.1 million and $47.5 million for the six months ended June 30, 2002 and 2001, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities during 2001 and the first and second quarter of 2002. Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms. This cost totaled $143.8, including $36.8 million in leasehold improvements impairments, in 2001 and $34.6 million, including $19.2 million in leasehold improvements impairments, during the six months ended June 30, 2002. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income.  The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based upon market information analyses provided by a commercial real estate brokerage firm retained by us. As of June 30, 2002, $39.8 million of lease termination costs, net of $47.8 million of anticipated sublease income of which approximately $21.4 million represents sublease agreements yet to be negotiated, remains accrued and is expected to be paid out by the first quarter of 2010. See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, our operating lease commitments, which exclude facilities that are included in our restructuring plan, consist of the following future minimum lease payments as of June 30, 2002 (in thousands):

Year Ended December 31,	Operating leases

2002	3,560
2003	5,081
2004	6,748
2005	12,054
2006	12,647
2007 and thereafter	99,159
Total minimum lease payments	$139,249

Our future minimum lease commitments have not been reduced by approximately $26.4 million of minimum sublease rentals due in the future under noncancelable subleases related to excess lease facilities.  In addition, our future minimum lease commitments include lease commitments for excess facilities that have been accrued as a restructuring liability.

On May 9, 2002 we entered into the Buildings 4 and 5 Termination Agreement with one of our landlords in relation to two of our facilities located in Redwood City, California whereby two of our leases were terminated. In conjunction with the termination, subject to certain conditions, the landlord will release all security deposits held by it relating to these premises and we paid to the landlord a termination fee of $45.0 million as a termination fee (the "Termination Fee"). This payment of the Termination Fee was funded partially by drawing down the available line of credit of $25.0 million under the SVB Facility and partially with $20.0 million of our available cash, cash equivalents and short-term investments.

We anticipate that such operating expenses, as well as capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to restructure operations successfully and our ability to manage infrastructure costs.

We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources and our anticipated cash flows from operations. However, we could experience unforeseen circumstances such as a worsening economic downturn, legal or lease settlements and less than anticipated cash inflows that may increase our use of available cash or need to obtain additional financing.  Also, we may find it necessary to obtain additional equity or debt financing in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

Factors That May Affect Future Operating Results

We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2001 and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

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

We have experienced a decline in revenues sequentially for the first three quarters of fiscal 2001 and the first two quarters of 2002 and the outlook on future quarters is unclear given the general economic conditions. Furthermore, we incurred net losses for the past nine quarters and have not achieved positive cash flow from operations in the last seven quarters. We do not expect to be profitable from operations for the near term and may continue to incur negative cash flow. If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

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

We effected a one-for-nine reverse stock split.  Prior to the effective time of the reverse stock split our common stock was trading at below $1.00 per share.  The Nasdaq has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if it trades below $1.00 for thirty consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days.  There can be no assurance that our trading price will remain above the $1.00 per share requirement for the necessary time period mandated by Nasdaq.  If we do not meet the Nasdaq requirements to maintain our listing on the Nasdaq National Market, our common stock could trade on the OTC Bulletin Board or in the "pink sheets" maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, will be adversely impacted as a result.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2002 and December 31, 2001. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three and six months ended June 30, 2002.

During the second quarter of fiscal 2002, we drew down $25.0 million on our revolving line of credit.  Interest is payable monthly at the bank's prime rate (4.75% annually as of June 30, 2002) and principal is due in full in March, 2003.  Additionally, we have two outstanding term loans as of June 30, 2002.  Interest on those term loans are at the bank's prime rate (4.75% as of June 30, 2002) and prime rate plus 1.25% (6.0% as of June 30, 2002).  We estimate that annual interest charges would increase by approximately $140,000 for every one-half of one percent increase in interest rates.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

We consider all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents.

Our short-term investments consist of debt securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. Included in our long-term investments are investments in debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from June 30, 2002. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

All short-term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were approximately ($1.5 million) and $3.0 million for the six months ended June 30, 2002 and 2001, respectively. Total realized gains during the six months ended June 30, 2002 and 2001 were $664,000 and $852,000 and are included in other income in the accompanying Condensed Consolidated Statements of Operations.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of June 30, 2002 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$49,490	$—	$—	$49,490
Money market	37,080	$—	—	37,080
Corporate notes/bonds	42,647	387	—	43,034
Government notes/bonds	12,723	10	(1)	12,732
	$141,940	$397	$(1)	$142,336
Cash and cash equivalents	$101,196	$—	$—	$101,196
Short-term investments	37,206	354	(1)	37,559
Long-term investments	3,538	43	—	$3,581
	$141,940	$397	$(1)	$142,336

Included in the table above in cash and cash equivalents are current restricted cash of $10.8 million and non-current restricted cash and investments of $16.6 million.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$25,874	$	$	$25,874
Money market	36,299	364	(1)	36,662
Corporate notes/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121
	$191,807	$1,766	$(26)	$193,547
Cash and cash equivalents	$75,393	$366	$(1)	$75,758
Short-term investments	94,773	895	(14)	95,654
Long-term investments	21,641	505	(11)	$22,135
	$191,807	$1,766	$(26)	$193,547

Included in the table above in short-term investments are non-current restricted cash and investments of $29.9 million.

Remaining maturities of our long-term investments as of June 30, 2002 are as follows:

	2003	2004	Total
Corporate notes/bonds	$1,925	$1,656	$3,581

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments and trade accounts receivable. We analyzed our cash, short-term and long-term investment holdings for interest rate risk and estimate that the impact of a change in interest rates of one-half of one percent would be approximately $460,000 on annual interest income. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months and six months ended June 30, 2002, no single customer accounted for more than 10% of total revenues.  For the three months ended June 30, 2001 no single customer accounted for more than 10% of total revenues.  For the six months ended June 30, 2001, one customer accounted for more than 10% of total revenues.  As of June 30, 2002 one customer accounted for more than 10% of our accounts receivable.  As of December 31, 2001, no customer individually accounted for more than 10% of our accounts receivable.

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

The total fair value of our cost method long-term equity investments in public and non-public companies was $3.3 million as of June 30, 2002. This includes $1.3 million for the three months ended June 30, 2002 and $9.8 million for the six months ended June 30, 2002 of write-downs of investments due to an other than temporary decline in fair value. The total unrealized loss in our cost method long-term equity investments was $0 during the three and six months ended June 30, 2002.

PART II.  OTHER INFORMATION

Item 1.            Legal Proceedings

In April 2001, several purported class action lawsuits were filed against the Company and certain of its officers and directors.  In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action and all defendants filed motions to dismiss the consolidated complaint. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company’s board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002. The hearing on the defendant’s motion to dismiss is scheduled for August 30, 2002. The Company believes that the lawsuits are without merit and continues to defend itself vigorously.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against the Company claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002.  The Company is currently evaluating the claims and expects to defend itself vigorously and will be answering the complaint by August 17, 2002.

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

Item 2.	Changes in Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
(a)	The Annual Meeting of Stockholders of the Company was held on June 26, 2002.
(b)	Pehong Chen, David Anderson, Todd Garrett, Koh Boon Hwee, Klaus Luft and Carl Pascarella were elected as Directors.
(c)	The matters voted upon and the voting of stockholders with respect thereto are as follows:

i.	The election of Directors:

	For	Withheld
Pehong Chen	208,269,742	6,409,535
David Anderson	211,734,903	2,947,374
Todd Garrett	211,694,595	2,987,682
Koh Boon Hwee	211,815,939	2,866,338
Klaus Luft	211,736,825	2,945,452
Carl Pascarella	206,427,697	8,254,580

ii.

To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to affect a stock combination (reverse stock split) of the Company’s issued and outstanding common stock in a ratio of one-for-five, one-for-six or one-for-nine, if and as determined by the Company’s Board of Directors, at any time before the 2003 Annual Meeting of Stockholders.

For: 209,421,536 Against: 4,916,083 Abstain: 344,658

iii.	To approve the Company’s Equity Incentive Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 12,000,000 shares.

For: 66,787,860 Against: 14,775,787 Abstain: 563,055
Not Voted: 132,555,575

iv.	To approve the Company’s Employee Stock Purchase Plan, as amended, to increase the aggregate number of shares of common stock authorized for issuance under such plan by 4,500,000 shares.

For: 74,795,023 Against: 6,822,453 Abstain: 517,985
Not Voted: 132,547,816

v.	To ratify the selection of BDO Seidman, LLP as independent auditors for the fiscal year ending December 31, 2002.

For: 212,627,509 Against: 1,168,075 Abstain: 886,693

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits and Reports on Form 8-K

(a)               Exhibits

Exhibits	Description
10.28	Agreement to Resolve Certain Tenant Improvement Disputes with Respect to B-4, B-5 & B-6
10.29	First Amendment to Lease (Building 4 and 5 - 1700 and 1800 Seaport Boulevard) (Lease Termination and Mutual General Release Agreement), May 9, 2002.
10.30	First Amendment to Lease (Building 6 - 1600 Seaport Boulevard), May 9, 2002
10.31	Offer Letter, dated May 14, 2002, by and between the Company and Andrew Nash.
99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)     Reports on Form 8-K

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

BROADVISION, INC.

Date:	August 14, 2002	By:	/s/ Pehong Chen
Pehong Chen Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date:	August 14, 2002	By:	/s/ Francis Barton
Francis Barton Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)