Form 10-Q
period 2002-09-30
BROADVISION INC
filed 2002-11-15
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

As of November 7, 2002, there were 32,258,467 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2002

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2002	December 31, 2001
	(unaudited)
ASSETS

Cash and cash equivalents	$83,114	$75,758
Short-term investments	26,135	65,705
Accounts receivable, less reserves of $6,288 and $8,194 for 2002 and 2001, respectively	18,903	39,768
Prepaids and other	9,665	12,816

Total current assets	137,817	194,047

Property and equipment, net	30,502	67,219
Deferred tax asset	—	2,857
Long-term investments	2,273	22,135
Restricted cash and investments	16,645	29,949
Equity investments	3,000	5,583
Goodwill and other intangibles, net	58,207	60,867
Other assets	4,772	9,760

Total assets	$253,216	$392,417

LIABILITIES AND STOCKHOLDERS’ EQUITY

Accounts payable	$9,704	$11,276
Accrued expenses	55,622	61,712
Unearned revenue	15,410	22,580
Deferred maintenance	23,839	30,337
Bank borrowings and current portion of long-term debt	25,977	977

Total current liabilities	130,552	126,882

Long-term debt, net of current portion	2,190	2,922
Other noncurrent liabilities	70,984	59,466

Total liabilities	203,726	189,270

Commitments

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 32,258 and 31,643 shares issued and outstanding for 2002 and 2001, respectively	3	3
Additional paid-in capital	1,210,002	1,207,071
Accumulated other comprehensive loss, net of tax	(1,288)	(5,245)
Accumulated deficit	(1,159,227)	(998,682)
Total stockholders’ equity	49,490	203,147

Total liabilities and stockholders’ equity	$253,216	$392,417

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts; Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Revenues:
Software licenses	$10,756	$16,292	$29,244	$80,461
Services	16,483	32,437	57,869	119,032
Total revenues	27,239	48,729	87,113	199,493

Cost of revenues:
Cost of software licenses	1,414	1,713	3,417	6,608
Cost of services	8,751	15,661	31,507	85,234
Total cost of revenues	10,165	17,374	34,924	91,842

Gross profit	17,074	31,355	52,189	107,651

Operating expenses:
Research and development	7,774	16,230	34,755	63,817
Sales and marketing	9,384	25,895	41,365	120,142
General and administrative	2,573	10,849	13,775	35,707
Goodwill and intangible amortization	887	66,493	2,661	199,070
Restructuring charge	63,205	9,847	103,150	133,320
Impairment of goodwill and other intangibles	—	336,379	—	336,379
Impairment of assets	853	—	3,129	—
Total operating expenses	84,676	465,693	198,835	888,435

Operating loss	(67,602)	(434,338)	(146,646)	(780,784)

Other income (expense), net	7	1,797	(6,680)	1,418

Loss before provision for income taxes	(67,595)	(432,541)	(153,326)	(779,366)

Provision for income taxes	138	406	7,219	1,568

Net loss	$(67,733)	$(432,947)	$(160,545)	$(780,934)

Basic and diluted net loss per share	$(2.11)	$(13.99)	$(5.02)	$(25.62)

Shares used in computing:
Basic and diluted net loss per share	32,171	30,941	31,961	30,483

Comprehensive loss:
Net loss	$(67,733)	$(432,947)	$(160,545)	$(780,934)
Other comprehensive gain (loss), net of tax:
Unrealized investment gains (losses) less reclassification adjustment for gains (losses) included in net loss	17	(358)	3,957	(4,143)
Total comprehensive loss	$(67,716)	$(433,305)	$(156,588)	$(785,077)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Nine Months Ended September 30,
	2002	2001
	(unaudited)
Cash flows from operating activities:
Net loss	$(160,545)	$(780,934)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	14,512	19,238
Provision for doubtful accounts	(1,945)	6,333
Provision for sales returns	1,524	2,742
Amortization of prepaid royalties	2,730	2,763
Amortization of prepaid compensation	—	512
Realized loss on cost method long-term investments	10,328	3,979
Equity in net loss from unconsolidated subsidiary	—	2,438
Amortization of goodwill and other intangibles	2,661	199,070
Stock-based compensation charge	847	350
Restructuring charge, non cash	18,651	118,730
Loss on sale of assets	344	1,147
Impairment of goodwill and other intangibles	—	336,379
Impairment of assets	3,129	—
Provision for deferred tax asset valuation	6,279	—
Changes in operating assets and liabilities (net of acquisitions):
Accounts receivable	21,286	60,549
Prepaids and other	3,151	8,563
Accounts payable and accrued expenses	(6,877)	(29,028)
Restructuring reserves	7,583	2,817
Unearned revenue and deferred maintenance	(13,668)	(3,531)
Other noncurrent assets	(464)	(2,258)
Net cash used for operating activities	(90,474)	(50,141)

Cash flows from investing activities:
Purchase of property and equipment	(1,065)	(50,304)
Proceeds from the sale of assets	247	—
Purchase of long-term investments	(2,349)	(39,573)
Sales/maturity of long-term investments	22,519	84,299
Purchase of short-term investments	(31,141)	(95,853)
Sales/maturity of short-term investments	69,198	100,367
Cash acquired in purchase transaction	—	7,171
Transfer from restricted cash/investments	13,304	—
Net cash provided by investing activities	70,713	6,107

Cash flows from financing activities:
Proceeds from issuance of common stock, net	2,849	15,331
Proceeds from borrowings	25,000	—
Repayments of borrowings	(732)	(731)
Net cash provided by financing activities	27,117	14,600

Net increase (decrease) in cash and cash equivalents	7,356	(29,434)
Cash and cash equivalents at beginning of period	75,758	153,137
Cash and cash equivalents at end of period	$83,114	$123,703

Supplemental disclosures of cash flow information:
Cash paid for interest	$164	$347
Cash paid for income taxes	$941	$1,568

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.           Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision (collectively with its subsidiaries, the “Company”) develops and sells a comprehensive suite of enterprise business portal applications and technology that enable companies to manage interactions with, conduct transactions with and provide services to employees, customers and vendors in a personalized and collaborative self-service model.  BroadVision’s enterprise business portal applications enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions.  As of September 30, 2002, more than 1,200 companies and government entities around the globe use the Company’s applications to enable their enterprise self-service initiatives. They are leveraging web and wireless technology in conjunction with BroadVision software to unify and extend their legacy applications, information and business processes to better serve their employees, partners and customers in a personalized and collaborative way.

Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of BroadVision’s fundamental belief and adherence to standards-based development and open architecture design, the Company’s applications are easily integrated with BroadVision’s customers’ existing systems and easily expanded as these customers’ needs and businesses grow.

The Company believes its products enhance revenue opportunities for customers by enabling more effective and efficient “one-to-one” relationships between an enterprise and its employees, customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, are able to transact business securely and are encouraged to remain online and make return visits. BroadVision’s applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce costs of customer acquisition and retention, business development and technical support as well as employee workplace initiatives. In addition, the packaged solution nature of the Company’s products decreases its customers’ time to deployment and allows them to easily manage and expand their web and wireless application usage in a cost-effective manner.

As of September 30, 2002, the Company had developed key strategic business alliances with over 75 system integration, design, consulting and other services organizations throughout the world.  The Company’s  platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, the Company has developed key technology partnerships with leading web- and wireless-focused companies in areas complementary to its solutions, such as data analysis and reporting, enterprise application integration, enterprise web management, payment processing and Extensible Markup Language.  These technology partnerships enhance the Company’s ability to base products on industry standards and to take advantage of current and emerging technologies.

The Company sells its products and services worldwide through a direct sales force and independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, its sales are promoted through independent professional consulting organizations, known as systems integrators.  The Company has operations in North America, South America, Europe and Asia/Pacific.

BroadVision Global Services (“BVGS”) organization provides a full spectrum of global services to help ensure success for businesses, including consulting services and ongoing training and maintenance.  The BVGS organization consists of business, content and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.

There has been a general downturn in the economy since the beginning of 2001.  This downturn is likely to continue in the future and has and could continue to have an impact on the Company’s future financial results.  Comparisons of financial performance made in this document are not necessarily indicative of future performance.  The Company announced a corporate-wide reorganization and reduction in force and incurred a charge in fiscal 2001 of $153.3 million and during the nine months ended September 30, 2002 of $103.2 million, related to these actions and to consolidation of the Company’s facilities.  Please see Note 7 of Notes to Condensed Consolidated Financial Statements.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of September 30, 2002 and for the three and nine months ended September 30, 2002 and 2001 are unaudited. The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with accounting principles generally accepted in the United States of America.

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

Reclassifications— Certain prior period balances have been reclassified to conform to the current period presentation.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training.  The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed.  Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website.  Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage.  The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier.  In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period.  The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price.  The Company does not grant its resellers the right of return.

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

The Company’s consulting services, which consist of consulting, maintenance and training, are delivered through BVGS. Services that the Company provides are not essential to the functionality of the software.  In accordance with Financial Accounting Standards Board (“FASB”) Topic D-103, which the Company adopted as of January 1, 2002, the Company records reimbursement by its customers for out-of-pocket expenses as an increase to services revenues.  Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services.  The Company’s results of operations for the three and nine months ended September 30, 2001 have been reclassified for comparable purposes in accordance with Topic D-103.  The effect of this reclassification was to increase services revenues and increase cost of services for the three and nine months ended September 30, 2001 by $1.0 million and $3.2 million, respectively.

Stock Split

On July 24, 2002, the Company announced that its Board of Directors had approved a one-for-nine reverse split of the Company’s common stock.  The reverse split was effective as of 8:00 p.m. Eastern Daylight Time on July 29, 2002.  Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock.  The Company’s common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002.  The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July 2002 stock split.

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

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001

Net loss	$(67,733)	$(432,947)	$(160,545)	$(780,934)

Weighted average common shares outstanding utilized for basic and diluted net loss per share	32,171	30,941	31,961	30,483

Basic and diluted net loss per share	$(2.11)	$(13.99)	$(5.02)	$(25.62)

31,937 and 266,844 potential common shares are excluded from the determination of diluted net loss per share for the three months and nine months ended September 30, 2002, respectively, as the effect of such shares is anti-dilutive.  751,826 and 1,369,790 potential common shares are excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2001, respectively, as the effect of such shares is anti-dilutive.

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

Legal Matters

The Company’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and the Company can estimate the amount and range of loss.  The Company has recorded the minimum estimated liability related to those claims, where there is a range of loss.  Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, the Company is unable to make a reasonable estimate of the liability that could result from the remaining pending litigation.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary.  Such revisions in the Company’s estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar.  Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Condensed Consolidated Statements of Operations.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, equity investments, accounts receivable, accounts payable and debt.  The Company does not have any derivative financial instruments.  The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.  Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable.  If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.  The Company’s equity investments are comprised of investments in public and non-public technology-related companies.  The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.  During the three months ended September 30, 2002, the Company recorded $503,000 in impairment charges on its cost method equity investments.  During the three months ended September 30, 2001, the Company recorded $837,000 in impairment charges on its cost method equity investments.  During the nine months ended September 30, 2002, the Company recorded $10.3 million in impairment charges on its cost method equity investments.  During the nine months ended September 30, 2001, the Company recorded $3.9 million on its cost method equity investments and $2.4 million in equity in net losses of its equity method investee.  The Company recorded no equity in net losses charges during the three and nine months ended September 30, 2002 and during the three months ended September 30, 2001 as the Company did not have an equity method investment as of and during these periods.

New Accounting Pronouncements

On June 29, 2001, the FASB approved for issuance SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Intangible Assets. Major provisions of these Statements are as follows: all business combinations initiated after June 30, 2001 must use the purchase method of accounting; the pooling of interest method of accounting is prohibited except for transactions initiated before July 1, 2001; intangible assets acquired in a business combination must be recorded separately from goodwill if they arise from contractual or other legal rights or are separable from the acquired entity and can be sold, transferred, licensed, rented or exchanged, either individually or as part of a related contract, asset or liability; goodwill and intangible assets with indefinite lives are not amortized but are tested for impairment at least annually using a fair value approach, except in certain circumstances, and whenever there is an impairment indicator; other intangible assets will continue to be valued and amortized over their estimated lives except assembled workforce which, pursuant to SFAS No. 141, will not be recognized as an intangible asset apart from goodwill; in-process research and development will continue to be written off immediately; all acquired goodwill must be assigned to reporting units for purposes of impairment testing and segment reporting and effective January 1, 2002, existing goodwill will no longer be subject to amortization. Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Amortization of goodwill for the three and nine months ended September 30, 2001 was $64.1 million and $191.8 million, respectively.  Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. Amortization for the non-technology based intangible asset was $709,000 and $2.1 million for the three and nine months ended September 30, 2001, respectively. During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets primarily as part of the Interleaf acquisition that closed on April 14, 2000. Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and, if impairment is indicated, record such impairment as a cumulative effect of an accounting change. There was no accounting charge to record upon adoption.

In August 2001, the FASB issued SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, which supersedes both SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for

Long-Lived Assets to Be Disposed Of and the accounting and reporting provisions of Accounting Principles Board ("APB") Opinion No. 30, Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions, for the disposal of a segment of a business (as previously defined in that Opinion). SFAS No. 144 retains the fundamental provisions in SFAS No. 121 for recognizing and measuring impairment losses on long-lived assets held for use and long-lived assets to be disposed of by sale, while also resolving significant implementation issues associated with SFAS No. 121. For example, SFAS No. 144 provides guidance on how a long-lived asset that is used as part of a group should be evaluated for impairment, establishes criteria for when a long-lived asset is held for sale, and prescribes the accounting for a long-lived asset that will be disposed of other than by sale. SFAS No. 144 retains the basic provisions of APB Opinion No. 30 on how to present discontinued operations in the statement of operations but broadens that presentation to include a component of an entity (rather than a segment of a business). Unlike SFAS No. 121, an impairment assessment under SFAS No. 144 will never result in a write-down of goodwill. Rather, goodwill is evaluated for impairment under SFAS No. 142, Goodwill and Other Intangible Assets. The Company adopted SFAS No. 144 as of January 1, 2002.  There was no material impact on the Company’s consolidated results of operations and financial position as a result of the adoption of SFAS No. 144.

In November 2001, the staff of the FASB reached consensus on Topic No. D-103 on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The FASB staff concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. The Company is currently recording reimbursement by its customers for out-of-pocket expenses as a component of services revenue.  Prior to adoption of Topic No. D-103 on January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales. Prior periods have been reclassified to comply with the guidance of Topic No. D-103.  The effect of this reclassification was to increase services revenues and increase cost of services for the three and nine months ended September 30, 2001 by $1.0 million and $3.2 million, respectively.

In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force (“EITF”) 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring).  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met.  In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract’s remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract.  SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002.  The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002.  The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

Note 2.           Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Furniture and fixtures	$9,138	$9,646
Computers and software	49,683	59,182
Leasehold improvements	21,326	38,440
	80,147	107,268
Less accumulated depreciation and amortization	(49,645)	(40,049)
	$30,502	$67,219

Accrued expenses consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Employee benefits	$2,170	$3,121
Commissions and bonuses	2,242	5,543
Sales and other taxes	10,918	7,620
Restructuring (See Note 7)	27,375	32,454
Other	12,917	12,974
	$55,622	$61,712

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Restructuring (See Note 7)	$70,100	$58,335
Other	884	1,131
	$70,984	$59,466

Note 3.           Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. In March 2002, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit was increased from $10.0 million to $25.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate (4.75% as of September 30, 2002). At September 30, 2002, $25.0 million was outstanding and the revolving credit facility is due to expire in March 2003. There were no outstanding borrowings under the revolving line of credit as of December 31, 2001.  Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires the Company to maintain $80.0 million in unrestricted cash and cash equivalents, short-term investments and long-term investments (excluding equity investments) and $30.0 million on deposit with the Company’s commercial lender.  The Company was in compliance with these covenants as of September 30, 2002. As of September 30, 2002 and December 31, 2001, outstanding term debt borrowings were approximately $3.2 million and $3.9 million, respectively and consist of two borrowings.  Borrowings bear interest at the bank’s prime rate (4.75% as of September 30, 2002 and December 31, 2001) and prime rate plus 1.25% (6.0% as of September 30, 2002 and December 31, 2001). Principal and interest are due in consecutive monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Commitments totaling $16.6 million and $25.0 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of September 30, 2002 and December 31, 2001 in favor of the Company’s various landlords to secure obligations under the Company’s facility leases. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and require the Company to meet a financial covenant to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Borrowings are collateralized by a security interest in substantially all of the Company’s owned assets.

Note 4.           Commitments and Contingencies

On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard’s rights to resell BroadVision software effective February 15, 2002.  In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision’s business-to-business customer portals software products and a limited use license for BroadVision’s One-to-One Enterprise software product.  Hewlett-Packard’s license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12.0 million.  In addition, the Company will pay back prepay payments received in prior periods totaling approximately $2.4 million.  This amount was included in Unearned Revenue as of December 31, 2001, and this amount was reclassified to Accrued Liabilities in fiscal 2002.  The amount due is payable in quarterly installments by December 31, 2003.

Leases

The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013.  Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

A summary of future minimum lease payments is as follows (in thousands); properties that are part of the restructuring have been excluded:

Year Ended December 31,	Operating leases
2002	$1,152
2003	3,422
2004	3,378
2005	2,939
2006	2,304
2007 and thereafter	59,014
Total minimum lease payments	$72,209

As of September 30, 2002, $94.6 million of lease termination costs, net of anticipated sublease income, is accrued in the Company’s restructuring reserves and is expected to be paid by the end of the second quarter of fiscal 2013.  The Company expects to pay approximately $24.5 million over the next twelve months and the remaining $70.1 million from October 1, 2003 through June of fiscal 2013.  The $24.5 million and $70.1 million include approximately $48.8 million of estimated sublease income of which approximately $31.7 million represents sublease agreements yet to be negotiated.

Capital expenditures were $1.1 million and $50.3 million for the nine months ended September 30, 2002 and 2001, respectively.  The Company’s capital expenditures consisted of purchases of operating resources to manage its operations and included computer hardware and software, communications equipments, office furniture and fixtures and leasehold improvements.  The Company has no other significant capital commitments.  The Company has consolidated various facilities as part of its restructuring plan.  Please refer to Note 7 for additional information.

Standby Letter of Credit Commitments

As of September 30, 2002, the Company had $16.6 million of outstanding commitments in the form of standby letters of credit in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

In April 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action.  On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint.  On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company’s board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002.  The hearing on the defendant’s motion to dismiss was heard on August 30, 2002.  On September 11, 2002, the Court (1) dismissed with prejudice the claims that the defendants violated federal securities laws, on the basis that the complaint failed to state a claim upon which relief could be granted, and (2) dismissed without prejudice the claims for breach of fiduciary duty, on the basis that the claims were made under state law and, in the absence of any remaining federal law claims, the Court would decline to exercise supplemental jurisdiction.  The Company is not aware of plaintiffs filing an appeal of the Court’s September 11, 2002 decision or filing another complaint in any other court.  The Company believes that the action was without merit and will continue to defend itself vigorously should plaintiffs continue to pursue any of these claims.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against the Company claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002.  The Company has answered the complaint and is defending itself vigorously.

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

The disaggregated revenue information on a product basis reviewed by the CEO is as follows (in thousands; unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
Revenues:
Software licenses	$10,756	$16,292	$29,244	$80,461
Services	7,092	17,219	28,532	72,264
Maintenance	9,391	15,218	29,337	46,768
Total Revenues	$27,239	$48,729	$87,113	$199,493

Americas	$16,319	$25,876	$53,373	$123,459
Europe	9,005	17,406	28,846	58,155
Asia/Pacific	1,915	5,447	4,894	17,879
Total Company	$27,239	$48,729	$87,113	$199,493

	September 30, 2002	December 31, 2001
	(unaudited)
Long-lived assets (in thousands):
Americas	$90,839	$131,874
Europe	1,646	3,547
Asia/Pacific	996	2,425
Total Company	$93,481	$137,846

During the three and nine months ended September 30, 2002 and 2001, no single customer accounted for more than 10% of the Company’s total revenues.

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

At September 30, 2002, accumulated amortization related to goodwill acquired in the Keyeon acquisition totaled $246,000.  Amortization of goodwill ceased as of December 31, 2001.  As discussed in Note 1, the Company will no longer amortize goodwill in accordance with SFAS No. 142 but will periodically test for impairment under the provisions of SFAS No. 142.  The Company estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use.  Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations during the fourth quarter of 2001.  The income approach methodology was used to value the acquired in-process technology.  Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed.  These cash flows are discounted at a rate appropriate for the risk of the asset.  The rate of return depends upon the stage of completion which was estimated at fifty percent.  An overall after-tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development.

The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the nine month period ended September 30, 2001 assuming Keyeon had been acquired at the beginning of the period presented (in thousands, except per share data):

For the nine months ended September 30, 2001
Revenue	$199,493
Net loss	(785,485)
Basic and diluted net loss per share	$(25.77)

The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented.  In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

Note 7.           Restructuring Charges and Asset Impairments

During the first, second and third quarters of 2002, the Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities.  These restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization.  A pre-tax charge of $63.2 million was recorded during the three months ended September 30, 2002 and a pre-tax charge of $103.2 million was recorded during the nine months ended September 30, 2002 to provide for these actions and other related items.  The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  The high-end of the range was estimated at $68.4 million for the charge related to the three months ended September 30, 2002 and $110.0 million related to the charges for the nine months ended September 30, 2002.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances. The following table summarizes charges recorded during the first, second and third quarters of 2002 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total

Reserve balances, December 31, 2001	$817	$89,859	$113	$90,789
Restructuring charges, quarter ended March 31, 2002	1,130	4,095	155	5,380

Cash payments	(700)	(12,342)	(6)	(13,048)

Non-cash portion	—	(1,003)	—	(1,003)

Reserve balances, March 31, 2002	$1,247	$80,609	$262	$82,118

Restructuring charges, quarter ended June 30, 2002	3,765	30,480	320	34,565

Cash payments	(1,878)	(54,010)	(359)	(56,247)

Non-cash portion	(107)	(17,240)	—	(17,347)

Reserve balances, June 30, 2002	$3,027	$39,839	$223	$43,089

Restructuring charges, quarter ended September 30, 2002	2,241	60,465	499	63,205

Cash payments	(2,695)	(5,274)	(442)	(8,411)

Non-cash portion	—	(408)	—	(408)

Reserve balances, September 30, 2002	$2,573	$94,622	$280	$97,475

The nature of the charges summarized above is as follows:

Severance and benefits — The Company recorded charges of approximately $2.2 million and $7.1 million during the three and nine months ended September 30, 2002, respectively, related to severance benefits to terminated employees in the United States and various international locations.  Costs incurred include severance, payroll taxes and COBRA benefits.  Included in the $7.1 million is $107,000 of non-cash charges.  These non-cash charges represent a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees.  The compensation charge was calculated using the Black-Schools option pricing model.  Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company’s 2001 restructuring plan.  Approximately $5.3 million of severance and benefits costs had been paid out during the nine months ended September 30, 2002 and the remaining $2.6 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by September 30, 2003.  The Company’s restructuring plan included plans to terminate the employment of approximately 395 employees in North and South America and approximately 85 employees throughout Europe and

Asia/Pacific during the first three quarters of fiscal 2002, impacting all departments within the Company.  The employment of approximately 480 employees was terminated during the nine months ended September 30, 2002.  As a result of these reductions, the Company expects annual salary savings of approximately $40.8 million.

Facilities/Excess Assets — During the third, second and first quarters of 2002, the Company revised its estimates and expectations with respect to its facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in the Company’s 2001 restructuring plan based upon actual events and circumstances.  Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income.  The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by the Company.  Based on the factors above, a facilities/excess assets charge of $60.5 million and $95.0 million was recorded during the three and nine months ended September 30, 2002, respectively, and includes non-cash asset impairment charges of approximately $408,000 and $18.7 million during the three and nine months ended September 30, 2002, respectively.

Approximately $89.9 million of facilities related costs remained accrued as of December 31, 2001 as a result of the Company’s 2001 restructuring plan.  Net cash payments through September 30, 2002 related to abandoned facilities amounted to $71.6 million.  Actual future cash requirements may differ materially from the accrual at September 30, 2002, particularly if actual sublease income is significantly different from historical estimates.  As of September 30, 2002, $94.6 million of lease termination costs, net of anticipated sublease income, is expected to be paid by the end of the second quarter of fiscal 2013.  The Company expects to pay approximately $24.5 million over the next twelve months and the remaining $70.1 million from October 1, 2003 through June of fiscal 2013.  The $24.5 million and $70.1 million include approximately $48.8 million of estimated sublease income of which approximately $31.7 million represents sublease agreements yet to be negotiated.

Other — The Company recorded charges of approximately $499,000 and $974,000 during the three and nine months ended September 30, 2002, respectively, for various incremental costs incurred as a direct result of the restructuring plan.  The remaining reserve balance of $280,000 is expected to be paid in full by the end of the first quarter of 2003.

Note 8.           Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	September 30, 2002	December 31, 2001
	(unaudited)
Goodwill	$437,206	$437,206
Completed technology	15,236	15,236
Assembled workforce	7,496	7,496
	459,938	459,938
Less:
Accumulated amortization	(401,731)	(399,071)
Goodwill and other intangibles, net	$58,207	$60,867

On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually using a fair value approach, and whenever there is an impairment indicator. Other intangible assets continue to be valued and amortized over their estimated lives.  The following schedule shows the Company’s reported net loss for periods prior to adoption of SFAS No. 142 as adjusted to add back goodwill and assembled workforce amortization as if SFAS No. 142 had been adopted:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2002	2001	2002	2001
	(unaudited) (in thousands)
Reported net loss	$(67,733)	$(432,947)	$(160,545)	$(780,934)
Add back amortization:
Goodwill	—	64,080	—	191,839
Assembled workforce	—	709	—	2,128
Adjusted net loss	$(67,733)	$(368,158)	$(160,545)	$(586,967)

Basic and diluted net loss per share:
Reported net loss	$(2.11)	$(13.99)	$(5.02)	$(25.62)
Goodwill	—	2.07	—	6.29
Assembled workforce	—	0.02	—	0.07
Adjusted net income	$(2.11)	$11.90	$(5.02)	$(19.26)

During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets originally recorded primarily as part of the Interleaf acquisition that closed on April 14, 2000.

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the decline in its stock price, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value.  If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company has completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at September 30, 2002.

Note 9.           Deferred Tax Assets

The Company analyzes its deferred tax assets with regard to potential realization.  The Company has established a valuation allowance on its deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization.  The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Based upon this analysis, the Company recorded a valuation allowance for its deferred tax assets during the three months ended June 30, 2002, which increased to 100% its valuation allowance and resulted in a charge of $6.3 million included in the provision for income taxes in the Company’s Condensed Consolidated Statements of Operations and Comprehensive Loss.

Note 10.         Subsequent Events

In October 2002, the Company announced plans for further facility consolidations in the fourth quarter of 2002.  The Company estimates that it will record a restructuring charge in the range of $5.0 million to $10.0 million during the fourth quarter of 2002.

On October 23 and 30, 2002, the Company granted, under the Equity Incentive Plan and the Non-Officer Equity Incentive Plan, options to purchase a total of 3.7 million shares of Common Stock to its employees and Board of Director members.  The option exercise prices for these options are $1.50 for non-executive employees for a total of 2.2 million options and $2.16 for executive employees and directors for a total of 1.5 million options.  The exercise price of the options represents the fair market value of the underlying stock as of the opening price on the day of grant.  The options vest monthly over 4 years for employees and officers with at least one year of employment.

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

Overview

We develop and sell a comprehensive suite of enterprise business portal applications and technology that enable companies to manage interactions with, conduct transactions with and provide services to employees, customers and vendors in a personalized and collaborative self-service model.  Our enterprise business portal applications enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver highly specialized content in response to these profiles and securely execute transactions.  As of September 30, 2002, more than 1,200 companies and government entities around the globe use our applications to enable their enterprise self-service initiatives. They are leveraging web and wireless technology in conjunction with our software to unify and extend their legacy applications, information and business processes to better serve their employees, partners and customers in a personalized and collaborative way.

Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of our fundamental belief and adherence to standards-based development and open architecture design, our applications are easily integrated with our customers’ existing systems and easily expanded as these customers’ needs and businesses grow.

We believe our products enhance revenue opportunities for customers by enabling more effective and efficient “one-to-one” relationships between an enterprise and its employees, customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, are able to transact business securely and are encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce costs of customer acquisition and retention, business development and technical support as well as employee workplace initiatives. In addition, the packaged solution nature of our products decreases our customers’ time to deployment and allows them to easily manage and expand their web and wireless application usage in a cost-effective manner.

As of September 30, 2002, we had developed key strategic business alliances with over 75 system integration, design, consulting and other services organizations throughout the world.  Our platform alliances are partnerships formed to integrate technologies to drive business growth.  Additionally, we have developed key technology partnerships with leading web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise web management, payment processing and Extensible Markup Language.  These technology partnerships enhance our ability to base products on industry standards and to take advantage of current and emerging technologies.

We sell our products and services worldwide through a direct sales force and independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, our sales are promoted through independent professional consulting organizations, known as systems integrators.  We have operations in North America, South America, Europe and Asia/Pacific.

BroadVision Global Services (“BVGS”) organization provides a full spectrum of global services to help ensure success for businesses, including consulting services and ongoing training and maintenance.  The BVGS organization consists of business, content and technical consultants with extensive experience in the design of online businesses and in the implementation of enterprise self-service applications.

Recent Events

We have experienced a general downturn in the economy, our industry and our business since the beginning of 2001. This downturn is likely to continue in the future and has had and could continue to have an impact on our future financial results. As discussed in Note 7 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001.  A pre-tax charge of $153.3 million was recorded during 2001 and $63.2 million and $103.2 million was recorded during the three and nine months ended September 30, 2002, respectively, to provide for these actions and other related items. Costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates which were based upon market trend information analyses. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.  In October 2002, we announced plans for further facility consolidations in the fourth quarter of 2002.  We estimate that we will record a restructuring charge in the range of $5.0 million to $10.0 million during the fourth quarter of 2002.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against us claiming broker commissions related to our termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002.  We have answered the complaint and are defending ourselves vigorously.

During the first quarter of 2002 we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America.  We conducted an internal physical inventory on computer hardware assets located outside of North America.  The objective of the physical inventory was to verify the amount and location of our computer hardware.  As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware.  During the third quarter of 2002, we conducted an additional review of remaining computer and communication-related assets not reviewed during the first quarter inventory and recorded an asset impairment charge of $853,000 as a result of the findings of our inventory and related reconciliation with our asset records.

Critical Accounting Policies

BroadVision management’s discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an on-going basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Overview—Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training.  We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed.  Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website.  Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage.  Our revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue—We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier.  In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period.  We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price.  We do not grant our resellers the right of return.

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

Impairment Assessments

As discussed in Note 8 to our Condensed Consolidated Financial Statements, we adopted Statement of Financial Accounting Standard ("SFAS") No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the decline in our stock price, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No.142, the first stage requires a comparison of the fair value of the Company to its net book value.  If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002, exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the condensed consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the Company.  Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at September 30, 2002.  For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value. As described in “Recent Accounting Pronouncements” in this document, our accounting for goodwill changed in 2002 upon adoption of SFAS No. 142.

Deferred Tax Assets

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.  Based upon this analysis, we recorded a valuation allowance for our deferred tax assets during the three months ended June 30, 2002, which resulted in a charge of $6.3 million.

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

Legal Matters

Management’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and our management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from the remaining pending litigation.  As additional information becomes available, we will assess the probability and the potential liability related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Results of Operations

Three and nine months ended September 30, 2002 and September 30, 2001

Comparisons of financial performance made in this document are not necessarily indicative of future performance.

Revenues

Total revenues decreased 44% during the quarter ended September 30, 2002 to $27.2 million as compared to $48.7 million for the quarter ended September 30, 2001. Total revenues decreased 56% during the nine months ended September 30, 2002 to $87.1 million as compared to $199.5 million for the nine months ended September 30, 2001.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:
September 30, 2002
Americas	$6,511	61%	$9,808	60%	$16,319	60%

Europe	3,508	32	5,497	33	9,005	33
Asia/Pacific	737	7	1,178	7	1,915	7
Total	$10,756	100%	$16,483	100%	$27,239	100%

September 30, 2001
Americas	$4,754	29%	$21,122	65%	$25,876	53%

Europe	8,393	52	9,013	28	17,406	36
Asia/Pacific	3,145	19	2,302	7	5,447	11
Total	$16,292	100%	$32,437	100%	$48,729	100%

Nine Months Ended:
September 30, 2002
Americas	$16,855	58%	$36,518	63%	$53,373	61%

Europe	11,087	38	17,759	31	28,846	33
Asia/Pacific	1,302	4	3,592	6	4,894	6
Total	$29,244	100%	$57,869	100%	$87,113	100%

September 30, 2001
Americas	$42,567	53%	$80,892	68%	$123,459	62%

Europe	29,447	37	28,708	24	58,155	29
Asia/Pacific	8,447	10	9,432	8	17,879	9
Total	$80,461	100%	$119,032	100%	$199,493	100%

Software license revenues decreased 34% during the quarter ended September 30, 2002 to $10.8 million as compared to $16.3 million for the quarter ended September 30, 2001.   Software license revenues decreased 64% during the nine months ended September 30, 2002 to $29.2 million as compared to $80.5 million for the nine months ended September 30, 2001.  The decreases are attributable to an overall and continued decline in the economy throughout the first nine months of 2002 in comparison to the same period of 2001.  Continued uncertainty surrounding the economic and information technology spending environment significantly affected our license revenue during the first three quarters of 2002.

Total services revenues decreased 49% during the quarter ended September 30, 2002 to $16.5 million as compared to $32.4 million for the quarter ended September 30, 2001.  Total services revenues decreased 51% during the nine months ended September 30, 2002 to $57.9 million as compared to $119.0 million for the nine months ended September 30, 2001.

Consulting and education services revenues decreased $10.1 million to $7.1 million for the three months ended September 30, 2002 as compared to $17.2 million for the three months ended September 30, 2001.  Consulting and education services revenues decreased $43.8 million to $28.5 million for the nine months ended September 30, 2002 as compared to $72.3 million for the nine months ended September 30, 2001.  The decreases in consulting and education services revenues are a result of decreased business volume associated with decreased software license revenues and an overall and continued decline in the economy.

Maintenance related revenues for technical support and product upgrades, which are included in services revenues, were $9.4 million for the three months ended September 30, 2002 as compared to $15.2 million for the three months ended September 30, 2001.  Maintenance related revenues were $29.3 million for the nine months ended September 30, 2002 as compared to $46.8 million for the nine months ended September 30, 2001.  The decreases in maintenance related revenues is a result of decreased business volume associated with decreased software license revenues combined with a decrease in the number of maintenance renewals and an overall and continued decline in the economy.

Cost of Revenues

Cost of license revenues include the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

Cost of services consists primarily of employee-related costs or consulting fees incurred to support consulting projects, post-contract customer support and instructional training services.

A summary of the cost of revenues for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	%	2001	%	2002	%	2001	%
	(dollars in thousands)
Cost of software licenses(1)	$1,414	13	$1,713	11	$3,417	12	$6,608	8
Cost of services(2)	8,751	53	15,661	48	31,507	54	85,234	72
Total cost of revenues(3)	$10,165	37	$17,374	36	$34,924	40	$91,842	46

(1)        Percentage is calculated based on total software license revenues for the period indicated

(2)        Percentage is calculated based on total services revenues for the period indicated

(3)        Percentage is calculated based on total revenues for the period indicated

Cost of software licenses decreased 17% during the quarter ended September 30, 2002 to $1.4 million as compared to $1.7 million for the quarter ended September 30, 2001.  Cost of software licenses decreased 48% during the nine months ended September 30, 2002 to $3.4 million as compared to $6.6 million for the nine months ended September 30, 2001.  The decrease in cost of software licenses was principally a result of decreased sales with associated royalties due with third party products.  Cost of software licenses, as a percentage of software license revenues, increased during the three and nine months ended September 30, 2002 compared to the same periods in 2001.  This increase is primarily a result of certain fixed royalty obligations with third-party vendors combined with declining software license revenues.

Cost of services decreased 44% during the quarter ended September 30, 2002 to $8.8 million as compared to $15.7 million for the quarter ended September 30, 2001. Cost of services decreased 63% during the nine months ended September 30, 2002 to $31.5 million as compared to $85.2 million during the nine months ended September 30, 2001.  The decrease in cost of services for the three and nine months ended September 30, 2002 was the result of reductions in force and related facilities consolidations which resulted in decreased salary and facility related expenses as well as decreased use of third-party consultants.

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

A summary of operating expenses for the periods presented is as follows:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2002	%(1)	2001	%(1)	2002	%(1)	2001	%(1)
	(dollars in thousands)
Research and development	$7,774	29	$16,230	33	$34,755	40	$63,817	32
Sales and marketing	9,384	34	25,895	53	41,365	47	120,142	60
General and administrative	2,573	9	10,849	22	13,775	16	35,707	18
Goodwill and intangible amortization	887	3	66,493	137	2,661	3	199,070	100
Restructuring charge	63,205	233	9,847	20	103,150	118	133,320	67
Impairment of goodwill and other intangibles	—	—	336,379	691	—	—	336,379	168
Impairment of assets	853	3	—	—	3,129	4	—	—
Total Operating Expenses	$84,676	311	$465,693	956	$198,835	228	$888,435	445

(1)    Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 52% during the quarter ended September 30, 2002 to $7.8 million as compared to $16.2 million for the quarter ended September 30, 2001.  Research and development expenses decreased 46% during the nine months ended September 30, 2002 to $34.8 million as compared to $63.8 million for the nine months ended September 30, 2001.  The decrease in research and development expenses is primarily attributable to compensation reductions through salary reductions and reductions in force as well as other cost-cutting efforts, including facility consolidations, implemented commencing with the second quarter of fiscal 2001.

Sales and marketing expenses decreased 64% during the quarter ended September 30, 2002 to $9.4 million as compared to $25.9 million for the quarter ended September 30, 2001.  Sales and marketing expenses decreased 66% during the nine months ended September 30, 2002 to $41.4 million as compared to $120.1 million during the nine months ended September 30, 2001.  The decreases were primarily a result of decreased salary expenses as a result of the reductions in force in addition to decreased commission expense as a result of decreased license revenue.  In addition, marketing expenses declined due to fewer marketing-related activities.

General and administrative expenses decreased 76% during the quarter ended September 30, 2002 to $2.6 million as compared to $10.8 million for the quarter ended September 30, 2001.  General and administrative expenses decreased 61% during the nine months ended September 30, 2002 to $13.8 million as compared to $35.7 million during the nine months ended September 30, 2001.  The decrease in general and administrative expenses is primarily attributable to a decrease in our bad debt reserve recorded during the third quarter of 2002 and decreased salary expense as a result of reductions in force.  The decrease in the bad debt reserves is due to better than expected collection efforts and declining accounts receivable balances.  In addition, there were decreases in facilities costs as a result of continued facilities consolidations and decreases in professional services expenses.

We are attempting to reduce expenses in an effort to return to profitability during a period when revenues have been less than originally expected.  Therefore, operating costs may decline in the near future but there can be no assurance that such decline will be enough to return the Company to profitability.  Should revenues increase significantly, we would expect our expenses to increase commensurate with such increases in revenues.

Goodwill and intangible amortization. As described in Note 8 in the Notes to the Condensed Consolidated Financial Statements, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of six months as of September 30, 2002.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 8 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the Interleaf acquisition that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  Amortization expense is estimated to be $3.5 million in 2002 and $887,000 in 2003.

Restructuring Charge.  During the first, second and third quarters of 2002, we approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. A pre-tax charge of $63.2 million and $103.2 million was recorded during the three and nine months ended September 30, 2002, respectively, which includes severance and benefits charges, lease abandonment costs, asset impairment charges and other charges incurred as a direct result of the restructuring.  These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. We determined a range of expected losses on lease abandonment.  We accrued for losses at the low-end of the range in accordance with SFAS No. 5, Accounting for Contingencies.  The high-end of the range was estimated at $68.4 million for the charge recorded during the three months ended September 30, 2002 and $110.0 million for the charge recorded during the nine months ended September 30, 2002.

Total severance and benefits costs were $2.2 million during the third quarter of fiscal 2002 and $7.1 million during the nine months ended September 30, 2002.  $817,000 of severance and benefits costs were unpaid as of December 31, 2001 as a result of our 2001 restructuring.  Approximately $5.3 million was paid out during the nine months ended September 30, 2002 resulting in $2.6 million of unpaid severance and benefits as of September 30, 2002 which is expected to be paid in full by September 30, 2003.  During the three months ended September 30, 2002, our restructuring plan included plans to terminate the employment of 130 employees in North and South America and 15 employees throughout Europe and Asia/Pacific. The employment of these employees was terminated as of September 30, 2002.  As a result of these reductions, we expect to save approximately $12.3 million in annual salaries costs.  These terminations impacted all departments within the Company.  During the nine months ended September 30, 2002, our restructuring plan included plans to terminate the employment of 395 employees in North and South America and approximately 85 employees throughout Europe and the Asia Pacific impacting all departments within the Company. The employment of 480 employees was terminated as of September 30, 2002.  As a result of the reduction in force completed during the nine months ended September 30, 2002, we expect annual salary savings of approximately $40.8 million.

Total facilities and excess assets charges were $60.5 million and $95.0 million during the three and nine months ended September 30, 2002, respectively, and included $408,000 and $18.7 million of asset impairment charges during the three and nine months ended September 30, 2002, respectively.  Approximately $89.9 million of facilities related costs were unpaid as of December 31, 2001 as a result of the Company’s 2001 restructuring.  Approximately $71.6 million was paid out during the nine months ended September 30, 2002, resulting in a remaining accrual balance of $94.6 million, $24.5 million of which is expected to be paid out over the next twelve months and $70.1 million from October 1, 2003 through June 2013.  The $24.5 million and $70.1 million include approximately $48.8 million of estimated sublease income of which approximately $31.7 million represents sublease agreements yet to be negotiated.

We recorded other restructuring charges of $499,000 and $974,000 during the three and nine months ended

September 30, 2002, respectively, for various incremental costs incurred as a direct result of the restructuring.  As of September 30, 2002, approximately $280,000 of other restructuring costs remains unpaid and is expected to be paid by the end of the first quarter of fiscal 2003.

Actual future cash requirements may differ materially from the accrual at September 30, 2002, particularly if actual sublease income is significantly different from current estimates.  Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Impairment of assets.  During the first quarter of 2002, we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America.  We conducted an internal physical inventory on computer hardware assets located outside of North America.  The objective of the physical inventory was to verify the amount and location of our computer hardware.  As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware during the first quarter of fiscal 2002.  During the third quarter of 2002, we conducted an additional review of remaining computer and communication related assets not reviewed during the first quarter inventory and recorded an asset impairment charge of $853,000 as a result of the findings of our inventory and related reconciliation with our asset records.

Other income (expense), net.   Other income (expense), net consists of interest income, interest expense and other non-operating expenses.  Other income (expense), net decreased to $7,000 for the three months ended September 30, 2002 as compared to $1.8 million during the three months ended September 30, 2001.  Other income (expense), net decreased to ($6.7 million) for the nine months ended September 30, 2002 as compared to $1.4 million for the nine months ended September 30, 2001.  Interest income decreased $2.1 million to $698,000 for the quarter ended September 30, 2002 as compared to $2.7 million for the quarter ended September 30, 2001 and interest income decreased $5.8 million to $3.5 million for the nine months ended September 30, 2002 as compared to $9.3 million for the nine months ended September 30, 2001 as a result of a decrease in overall cash and investments.  Losses on asset disposals decreased approximately $1.2 million for the nine months ended September 30, 2002 as compared to the same period in 2001.  This decrease is primarily related to a loss of approximately $1.3 million on the sale of various computers and related equipment and furniture of E-Publishing Corporation, a wholly owned subsidiary of the Company which was included in the second quarter of fiscal 2001.  Currency losses have decreased approximately $1.0 million for the nine months ended September 30, 2002 as compared to the same period in 2001.  There was a decrease in equity in net losses from an unconsolidated subsidiary of $2.4 million for the nine months ended September 30, 2002 and an increase in realized losses on cost-method investments of $6.4 million for the nine months ended September 30, 2002.

Income Taxes

During the quarter ended September 30, 2002, we recognized tax expense of $138,000.   We recognized income tax expense of $7.2 million during the nine months ended September 30, 2002, which includes a valuation provision for our deferred tax asset in the amount of $6.3 million recorded in the second quarter of fiscal 2002.  The tax expense during both periods, excluding the deferred tax asset valuation provision, mainly relates to foreign withholding taxes and state income taxes.

LIQUIDITY AND CAPITAL RESOURCES

	September 30, 2002	December 31, 2001
	(in thousands)
Cash, cash equivalents and liquid short-term investments	$109,249	$141,463
Long-term liquid investments	$2,273	$22,135
Restricted cash and investments	$16,645	$29,949
Working capital	$7,265	$67,165
Working capital ratio	1.1 : 1	1.5 : 1

At September 30, 2002, we had $128.2 million of cash, cash equivalents, liquid short-term investments, long-term investments, and restricted cash and investments, which represents a decrease of $65.4 million as compared to December 31, 2001. We have a credit facility with Silicon Valley Bank ("SVB") that includes term loans in the form of promissory notes and a revolving line of credit (the “SVB Facility”) for up to $25.0 million. Under the revolving line of credit portion of the SVB Facility, amounts borrowed bear interest at the bank’s prime rate (4.75% as of September 30, 2002) and interest is due monthly, with the principal due in March 2003.  We have two outstanding term loans under the SVB Facility. The total outstanding amount of these term loans were $3.2 million as of September 30, 2002 and $3.9 million as of December 31, 2001.  Interest on these term loans are at the bank’s prime rate (4.75% as of September 30, 2002 and December 31, 2001) and prime rate plus 1.25% (6.0% as of September 30, 2002 and December 31, 2001). Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006, respectively. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Borrowings under the SVB Facility are collateralized by substantially all of our owned assets and we are subject to certain covenants, including restrictions on payment of dividends and other distributions as well as an obligation to maintain $80.0 million in unrestricted cash and cash equivalents, short-term investments and long-term investments (excluding equity investments) and maintain $30.0 million on deposit with SVB.  As of September 30, 2002, we were in compliance with all specified financial covenants.  During the second quarter of 2002, we drew down $25.0 million on our revolving line of credit as partial funding of our PacShores Building 4 and 5 Termination Agreement.  See discussion below for more information.  Interest is payable monthly at the bank’s prime rate (4.75% annually as of September 30, 2002) and principal is due in full in March 2003.  $25.0 million was outstanding as of September 30, 2002.  There were no outstanding amounts under the revolving line of credit as of December 31, 2001.  As of September 30, 2002 and December 31, 2001, commitments totaling $16.6 million and $25.0 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of our various landlords to secure obligations under our facility leases.  These letters of credit are collateralized by a security agreement, under which we are required to maintain in a restricted specified interest bearing account approximately $16.6 million and $29.9 million of available cash equivalents and short-term investments as of September 30, 2002 and December 31, 2001, respectively. The $16.6 million and the $29.9 million have been presented as restricted cash and investments in the accompanying condensed consolidated balance sheet at September 30, 2002 and December 31, 2001, respectively.

Cash used for operating activities was $90.5 million for the nine months ended September 30, 2002 and $50.1 million for the nine months ended September 30, 2001, respectively. The primary reason for the increase in cash used for operating activities for the nine months ended September 30, 2002 is due to the net loss of $160.5 million adjusted by approximately $59.1 million for certain non-cash items such as depreciation expense, amortization of intangibles, impairment of assets, non-cash restructuring charge, and provision for deferred tax asset valuation as well as a decrease in accounts payable and accrued expenses of $6.9 million, a decrease in unearned revenues and deferred maintenance of $13.7 million, partially offset by decreases in accounts receivable of $21.3 million and in prepaids and other of $3.2 million, and an increase in the restructuring reserves of $7.6 million.  Cash provided by investing activities was $70.7 million for the nine months ended September 30, 2002 and $6.1 million for the nine months ended September 30, 2001. Cash provided by investing activities for the nine months ended September 30, 2002 was primarily due to net sales/maturities of investments of $58.2 million and $13.3 million released from restricted cash and investments.  Cash provided by financing activities was $27.1 million and $14.6 million for the nine months ended September 30, 2002 and 2001, respectively.  Net cash provided by financing activities for the nine months ended September 30, 2002 consists of $2.8 million of net proceeds from the issuance of common stock and $25.0 million in proceeds from borrowings less $732,000 of repayments on borrowings.

Capital expenditures were $1.1 million and $50.3 million for the nine months ended September 30, 2002 and 2001, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities during 2001 and the first, second and third quarters of 2002. Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms. These costs totaled $143.8 million, including $36.8 million in leasehold improvements impairments in 2001 and $95.0 million, including $18.7 million in leasehold improvements impairments, during the nine months ended September 30, 2002. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income.  The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based upon market information analyses provided by a commercial real estate brokerage firm retained by us.

On May 9, 2002, the Company and Pacific Shores Development LLC (“PacShores”) entered into (i) the First Amendment to Lease (Lease Termination and Mutual General Release Agreement), made effective as of April 29, 2002 (the “Buildings 4 and 5 Termination Agreement”) and (ii) the First Amendment to Lease made effective as of April 29, 2002 (the “Building 6 Amendment”).  Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated.  In conjunction with the termination, PacShores released all security deposits held by it relating to those premises in exchange for our payment to PacShores a total of $45.0 million as a termination fee (the “Termination Fee”).  Under the Building 6 Amendment, the parties released each other from all claims and we agreed to provide an additional $3.5 million as security deposit in the form of letters of credit.  This letter of credit is included as restricted cash and investments in our Condensed Consolidated Balance Sheet as of September 30, 2002.  We paid the Termination Fee in full during the second quarter of 2002 by payment of approximately $20.0 million from existing cash and investments and by drawing down approximately $25.0 million from our line of credit.  The $25.0 million line of credit is due in March of 2003.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. As discussed in Note 4 of Notes to Condensed Consolidated Financial Statements, our operating lease commitments, which exclude facilities that are included in our restructuring plan, consist of the following future minimum lease payments as of September 30, 2002 (in thousands):

Year Ended December 31,	Operating leases
2002	$1,152
2003	3,422
2004	3,378
2005	2,939
2006	2,304
2007 and thereafter	59,014
Total minimum lease payments	$72,209

As of September 30, 2002, $94.6 million of lease termination costs, net of anticipated sublease income, is accrued in our restructuring reserves and is expected to be paid by the end of the second quarter of fiscal 2013.  We expect to pay approximately $24.5 million over the next twelve months and the remaining $70.1 million from October 1, 2003 through June of fiscal 2013.  The $24.5 million and $70.1 million include approximately $48.8 million of estimated sublease income of which approximately $31.7 million represents sublease agreements yet to be negotiated.  See Note 7 of Notes to Condensed Consolidated Financial Statements for additional information.

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

Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, nonrenewal of maintenance agreements (which generally automatically renew for one year terms unless earlier terminated by either party upon 90-days notice), product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

We have experienced a decline in revenues sequentially for the first three quarters of fiscal 2001 and the first three quarters of fiscal 2002 and the outlook on future quarters is unclear given the general economic conditions. Furthermore, we incurred net losses for the past ten quarters and have not achieved positive cash flow from operations in the last eight quarters. We do not expect to be profitable from operations for the near term and may continue to incur negative cash flow. If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

We are continuing efforts to reduce and control our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including unplanned uses of cash, the inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate our business.

We recently renewed and amended the SVB Facility during the second quarter of fiscal 2002. The SVB Facility is secured by substantially all of our owned assets.  The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility. While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

We effected a one-for-nine reverse stock split in July 2002.  Prior to the effective time of the reverse stock split, our common stock was trading below $1.00 per share.  The Nasdaq has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from the Nasdaq National Market if it trades below $1.00 for thirty consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days.  There can be no assurance that our trading price will remain above the $1.00 per share requirement for the necessary time period mandated by Nasdaq.  If we do not meet the Nasdaq requirements to maintain our listing on the Nasdaq National Market, our common stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, would be adversely impacted by a Nasdaq delisting.

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

There has been a general downturn in the Unites States of America and global economy. Therefore, financial comparisons discussed herein may not be indicative of future performance. If the economic environment continues to decline or if the current global slowdown worsens or becomes prolonged, our future results may be significantly impacted. We believe that the current economic decline has increased the average length of our sales cycle and our operating results could suffer and our stock price could decline if we do not achieve the level of revenues we expect.

Like other U.S. companies, our business and operating results are subject to uncertainties arising out of the terrorist attacks on the United States, including the economic consequences of military actions or additional terrorist activities and associated political instability, and the impact of heightened security concerns on domestic and international travel and commerce. Such uncertainties could also lead to delays or cancellations of customer orders, a general decrease in corporate spending or our inability to effectively market and sell our products. Any of these results could substantially harm our business and results of operations, causing a decrease in our revenues.

Related Party Transactions

Mr. Pehong Chen, the Company’s CEO and Chairman of the Board, also served as a director of Brience, Inc. a provider of software products.  From February 2001 to February 2002, we had a reseller relationship with Brience whereby we agreed to resell the Brience product licenses with our product.  One end-customer installation that resulted from the reseller relationship was not concluded until the three months ended September 30, 2002.  During the three and nine months ended September 30, 2002, we paid to Brience approximately $175,000 in license fees for the resell of the Brience product to that end-customer.  During the three and nine months ended September 30, 2001, we paid no royalties to Brience.  Mr. Chen resigned from the Brience board of directors on September 12, 2002.

We also have an investment of 19.9% in Roundarch, a CRM services company. We have a reseller relationship with Roundarch whereby Roundarch resells and integrates our software products with other third party software products into CRM customer installations.  During the three and nine months, ended September 30, 2002, transactions involving Roundarch comprised no more than $39,000 and $383,000 respectively, of our revenue.  During the three and nine months ended September 30, 2001, transactions involving Roundarch comprised no more than $191,000 and $1.3 million, respectively, of our revenue.

Item 3.           Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2002 and December 31, 2001. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three and nine months ended September 30, 2002.

During the second quarter of fiscal 2002, we drew down $25.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate (4.75% annually as of September 30, 2002) and principal is due in full in March 2003.  Additionally, we have two outstanding term loans as of September 30, 2002.  Interest on those term loans are at the bank’s prime rate (4.75% as of September 30, 2002) and prime rate plus 1.25% (6.0% as of September 30, 2002).  We estimate that annual interest charges would increase by approximately $140,000 for every one-half of one percent increase in interest rates.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

We consider all debt securities with remaining maturities of three months or less at the date of purchase to be cash equivalents.

Our short-term investments consist of debt securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax. Included in our long-term investments are investments in debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from September 30, 2002. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

All short-term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were approximately ($1.5 million) and $3.5 million for the nine months ended September 30, 2002 and 2001, respectively. Total realized gains during the nine months ended September 30, 2002 and 2001 were $664,000 and $1.3 million and are included in other income in the accompanying Condensed Consolidated Statements of Operations.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of September 30, 2002 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$47,236	$—	$—	$47,236
Money market	35,659	$—	—	35,659
Corporate notes/bonds	31,036	220	—	31,256
Government notes/bonds	14,009	7	—	14,016
	$127,940	$227	$—	$128,167
Cash and cash equivalents	$99,758	$1	$—	$99,759
Short-term investments	25,939	196	—	26,135
Long-term investments	2,243	30	—	$2,273
	$127,940	$227	$—	$128,167

Included in the table above in cash and cash equivalents are $16.6 million of non-current restricted cash and investments.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash	$25,874	$—	$—	$25,874
Money market	36,299	364	(1)	36,662
Corporate notes/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121
	$191,807	$1,766	$(26)	$193,547
Cash and cash equivalents	$75,393	$366	$(1)	$75,758
Short-term investments	94,773	895	(14)	95,654
Long-term investments	21,641	505	(11)	$22,135
	$191,807	$1,766	$(26)	$193,547

Included in the table above in short-term investments are non-current restricted cash and investments of $29.9 million.

Remaining maturities of our long-term investments as of September 30, 2002 are as follows:

	2003	2004	Total
Corporate notes/bonds	$1,180	$1,093	$2,273

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, long-term investments, restricted cash and investments and trade accounts receivable. We analyzed our cash, short-term and long-term investment holdings for interest rate risk and estimate that the impact of a change in interest rates of one-half of one percent would be approximately $455,000 on annual interest income. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months and nine months ended September 30, 2002, no single customer accounted for more than 10% of total revenues.  For the three months ended September 30, 2001, no single customer accounted for more than 10% of total revenues.  During the nine months ended September 30, 2001, one customer accounted for more than 10% of total revenues.  As of September 30, 2002 and December 31, 2001, no customer individually accounted for more than 10% of our accounts receivable.

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, short-term investments, long-term investments, restricted cash and investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of our financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to us on similar debt issues.

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

The total fair value of our cost method long-term equity investments in public and non-public companies was $3.0 million as of September 30, 2002. This includes $503,000 million for the three months ended September 30, 2002 and $10.3 million for the nine months ended September 30, 2002 of write-downs of investments due to an other than temporary decline in fair value. There was no unrealized loss in our cost method long-term equity investments during the three and nine months ended September 30, 2002.

ITEM 4.           CONTROLS AND PROCEDURES

(a)  Based on their evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

(b) There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Limitations on the Effectiveness of Controls

The company’s management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO"), does not expect that our Disclosure Controls or our Internal Controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.  OTHER INFORMATION

Item 1.	Legal Proceedings

In April 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action.  On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint.  On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company’s board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002.  The hearing on the defendant’s motion to dismiss was heard on August 30, 2002.  On September 11, 2002, the Court (1) dismissed with prejudice the claims that the defendants violated federal securities laws, on the basis that the complaint failed to state a claim upon which relief could be granted, and (2) dismissed without prejudice the claims for breach of fiduciary duty, on the basis that the claims were made under state law and, in the absence of any remaining federal law claims, the Court would decline to exercise supplemental jurisdiction.  The Company is not aware of plaintiffs filing an appeal of the Court’s September 11, 2002 decision or filing another complaint in any other court.  The Company believes that the action was without merit and will continue to defend itself vigorously should plaintiffs continue to pursue any of these claims.

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against the Company claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002.  The Company has answered the complaint and is defending itself vigorously.

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

Item 2.	Changes in Securities and Use of Proceeds
Not applicable.
Item 3.	Defaults Upon Senior Securities
Not applicable.
Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5.	Other Information
Not applicable.
Item 6.	Exhibits and Reports on Form 8-K
(a) Exhibits
	Exhibits	Description
	10.32	Offer letter, dated September 3, 2002, by and between the Company and Philip L. Oreste.
	10.33	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
	99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K
None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.
Date:	November 14, 2002	By:	/s/ Pehong Chen
Pehong Chen Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date:	November 14, 2002	By:	/s/ Philip L. Oreste
Philip L. Oreste Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Pehong Chen, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BroadVision, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

I, Philip L. Oreste, certify that:

1. I have reviewed this quarterly report on Form 10-Q of BroadVision, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) Evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) Presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 14, 2002

/s/ Philip L. Oreste
Philip L. Oreste
Executive Vice President and Chief Financial Officer