Form 10-K
period 2002-12-31
BROADVISION INC
filed 2003-03-31
CIK 920448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2002
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28252

BROADVISION, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware (State or Other Jurisdiction of Incorporation or Organization)	94-3184303 (I.R.S. Employer Identification No.)
585 Broadway, Redwood City, California (Address of principal executive offices)	94063 (Zip Code)
(650) 542-5100 (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, $.0001 par value
(Title of Class)

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☐    No ☒

        As of June 30, 2002, based on the closing sales price as quoted by the Nasdaq, 26,367,453 shares of Common Stock, having an aggregate market value of approximately $73,565,194 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates.

        As of March 20, 2003, registrant had 32,477,569 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders to be held May 28, 2003 are incorporated by reference in Part III of this Form 10-K Report.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2002

BroadVision®, BroadVision One-to-One® and iGuide® are trademarks and registered trademarks in the United States of America and other countries of BroadVision and Commerce™, Enterprise™, Command Center™, Portal™, One-to-One Content™, Publishing Center™, Deployment Center™, Integration Services™, Multi-Touchpoint Services™, QuickSilver™ and LiveCycle™, are trademarks of BroadVision.

PART I.

ITEM 1. BUSINESS

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES LITIGATION REFORM ACT OF 1995

        Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2002, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those risk factors set forth under "Risk Factors" and elsewhere in this Form 10-K.

        We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview and Industry Background	4
The BroadVision Solution	4
BroadVision Business Strategies	5
Extend and Expand our Product Portfolio	5
Develop Targeted Application Solutions	5
Enhance our Service and Support Infrastructure to Help Customers Maximize Their Return on Investment	5
Leverage Alliances with Key Business Partners	5
Support Diverse Customer Business Models	5
BroadVision Solutions	6
BroadVision Portal Applications	6
BroadVision Portal Framework	6
BroadVision Portal Platform	7
Key Capabilities of BroadVision's Solutions	8
Other Products	8
Product Development	9
BroadVision Global Services	9
Consulting Services	9
Support Services	9
Training	10
Delivery Methodology	10
IGuide	10
Strategic Alliances	10
Platform Partners	10
System Integrators and Consulting Partners	11
Application Service Providers	11
Technology Partners	11
Customers and Markets	11
Sales and Marketing	12
Competition	13
Intellectual Property and Other Proprietary Rights	14
Reverse Stock Split	14
Employees	14
Executive officers	15

Overview and Industry Background

        We develop, market, and support enterprise business portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity.

        As of December 31, 2002, more than 1,200 companies and government entities around the globe used our applications to facilitate their portal-based commerce and information access initiatives.

        BroadVision was founded in 1993 and has been a publicly traded corporation since 1996. BroadVision pioneered web-based e-commerce and was among the first to offer pre-integrated, packaged applications to power enterprise business portals.

        General information about us can be found at www.broadvision.com under the "Company" link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

The BroadVision Solution

        BroadVision's enterprise business portal applications allow organizations to unify and extend their key business applications, information, and business processes by taking advantage of the power of the web and new wireless and mobile devices to allow customers, partners, and employees to do business on their own terms, in a personalized and collaborative way. BroadVision solutions allow multiple constituents to serve themselves from anywhere, at anytime, through any web device. BroadVision enterprise portal applications enable organizations to create business value by transforming the way they do business—moving business interactions and transactions from a manual, human-assisted paradigm to an automated, personalized self-service model that enhances growth, reduces costs and improves productivity.

        Our products enable companies to organize dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver personalized content and execute transactions securely. Business managers are able to modify business rules and content in real time, offering a personalized experience to each visitor. Because of our commitment to open standards and open architecture, BroadVision applications integrate with our customers' existing systems and expand as our customers' needs and businesses grow.

        Supporting this application infrastructure, as of December 31, 2002, are more than 100 partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers' implementations.

        We believe our products improve our customers' revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because we provide pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner.

BroadVision Business Strategies

        Our objective is to be the leading provider of enterprise portal applications. To achieve this objective, we have adopted the following key strategies:

        Extend and Expand our Product Portfolio.    To enable our customers to effectively manage all of their key commerce and information access initiatives, we have focused our product development and marketing efforts in the following areas:

  •
  enhancing our core technology through investment in research and development activities;

  •
  leveraging industry-leading application components into our products; and

  •
  partnering with leading technology, platform and services providers.

        Develop Targeted Application Solutions.    We were among the first companies to introduce packaged web-based applications for electronic commerce, financial services and knowledge management. We are extending our best of breed enterprise portal applications with new applications designed for specific vertical industries. These applications are being developed in conjunction with industry leaders, system integration firms and key technology vendors.

        Enhance our Service and Support Infrastructure to Help Customers Maximize Their Return on Investment.    BroadVision Global Services (BVGS) provides a broad range of consulting, training and technical support services for all of our products. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customer business requirements. By using BVGS, customers and business partners are able to customize their application solutions to maximize the benefits of our enterprise self-service model.

        We are committed to extending the service offerings and the resources available to our customers and have implemented programs such as an online BroadVision University, a train-the-trainer program and third-party educational centers to extend the breadth and depth of our service offerings. We have also tiered our technical support offerings to provide standard, enterprise and personalized support programs for our customers.

        Leverage Alliances with Key Business Partners.    We partner with leading systems integrators, technology partners, value-added resellers (VARs), application service providers (ASPs), software partners and hardware platform partners. These alliances provide additional sales and marketing channels for our products, enable us to more rapidly incorporate additional functions and technologies into our products and facilitate the successful deployment of customer applications.

        To accelerate adoption of our products, we have developed the BroadVision Partner Program. This program is a comprehensive, structured partnership relationship designed to drive effective alliances and ensure success by jointly identifying and pursuing specific business objectives. The BroadVision Partner Program operates within a framework of proactive business planning, revenue targeting, structured sales enablement and enhanced BroadVision training as well as marketing and sales engineering support. The partner program is intended to help our partners successfully develop, promote, and sell their services and solutions in close coordination with our sales engineering, channel and partner marketing and professional services teams.

        Support Diverse Customer Business Models.    We are committed to offering our customers maximum flexibility in the deployment of our applications. Customers can choose to deploy our applications using their own in-house technical resources, engaging with BVGS, working with a BroadVision-trained and certified systems integrator or distribution partner, or applying a combination of our resources and those of a partner to assist with implementation.

        The strategies described above involve substantial risks. We may be unable to implement our strategies and these strategies, even if implemented, may not lead to successful achievement of our objective. If we are unable to implement our strategies effectively, our business may be adversely affected.

BroadVision Solutions

        BroadVision provides a complete enterprise portal application suite for enabling large-scale e-business. All BroadVision products reflect the principles of excellence that drive our company's culture: adherence to open standards, scalability and performance, data and transaction security, high-powered functionality based on expert business logic and rigorous testing for quality assurance.

BroadVision Portal Applications

        BroadVision portal applications are a set of cross-industry and industry-specific applications, designed to web-enable specific business processes, leveraging the unique capabilities of a pre-integrated portal framework.

BroadVision One-To-One® Commerce™

        BroadVision One-To-One Commerce is a cross-industry portal application for cost-effectively automating and managing the entire sales process over the web. BroadVision One-To-One Commerce combines personalized, multi-channel, direct sales capabilities with the flexibility and collaboration capabilities of BroadVision's integrated portal framework. BroadVision® eMarketing™ is an optional application module that gives business managers the ability to manage closed loop marketing campaigns directly within the BroadVision One-To-One Commerce application. The eMarketing module enables business users to create, execute and track personalized marketing campaigns through a graphical user interface.

BroadVision One-To-One® Portal™

        BroadVision One-To-One Portal is a cross-industry portal application for deploying personalized business-to-employee, business-to-business and business-to-consumer portals. It allows companies to extend enterprise information, resources and business processes to employees, partners and customers in a unified and collaborative way.

BroadVision® One-To-One® Content™

        BroadVision One-To-One Content allows organizations to maximize the value of their content assets by delivering personalized content to customers, employees, and partners exactly the way they want it via web, wireless or print. BroadVision One-To-One Content effectively manages all types of business content throughout its entire lifecycle from design, creation, and management through deployment and distribution.

BroadVision Portal Framework

        The BroadVision portal framework unifies and integrates the appropriate technologies necessary for companies to deploy content-rich, process-aware, user-centric portals.

BroadVision One-To-One® Enterprise™

        BroadVision One-To-One Enterprise is a scalable, reliable and mature application platform that enables organizations to deploy and manage enterprise portal applications. It includes a system of integrated tools that support personalized interactions and transactions over the web and through other wireless devices.

BroadVision® Command Center™

        BroadVision Command Center is a rules-based personalization system that enables non-technical users to tailor content to the needs and interests of different users. For example, communities of web site visitors can be defined by similar demographics, transaction levels or other attributes, making the web experience more relevant and compelling for each user.

BroadVision® Deployment Center™

        BroadVision Deployment Center simplifies and standardizes the process of moving enterprise portal assets from development environments to staging and production servers.

BroadVision® Integration Services™

        BroadVision Integration Services is an integration solution that enables BroadVision applications to connect directly to backend systems, unlocking valuable data and business processes for use by everyone in the extended enterprise.

BroadVision® Multi-Touchpoint Services™

        BroadVision Multi-Touchpoint Services extend the reach of BroadVision-powered web sites to touchpoints across the enterprise including PDAs, web-enabled phones, ATMs, kiosks, call centers, voice channels, and other similar devices.

BroadVision® Publishing Center™

        BroadVision Publishing Center is a web-based tool that allows non-technical business users to publish and edit content. It allows a distributed team of content experts to manage every aspect of site content, including creation, editing, staging, production and archiving.

BroadVision® QuickSilver™

        BroadVision QuickSilver is a full-featured software package for creating and publishing long, complex documents in multiple output formats (including HTML, PDF, Postscript and ASCII) across different platforms and networks. The XML Publisher extends the power and versatility of QuickSilver to include XML file interchange support.

BroadVision Portal Platform

Open Standards-Based Architecture

        BroadVision solutions are built on object-oriented application code written in J2EE programming environments, including Java and JavaScript, and where appropriate C++, which allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements.

        Support for the CORBA standard for object-oriented computing enables high-volume performance, flexible application deployment and easy integration with third-party or legacy applications. Our applications fully support XML, which is the emerging standard for managing and exchanging data between e-business systems as well as for re-purposing and sending information to wireless devices.

        In addition, we use other widely accepted standards in developing our products, including Web Services, Structured Query Language (SQL) for accessing relational database management systems; Common Gateway Interface (CGI) and Hypertext Transfer Protocol (HTTP) for web access; Netscape Application Programming Interface (NAPI) for access to Netscape's web servers; Secure Socket Layer (SSL) for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA.

        Our applications can be operated in conjunction with relational database management systems provided by IBM Corporation, Informix, Microsoft, Oracle and Sybase. Supported application servers include WebLogic, WebSphere and SunOne.

Key Capabilities of BroadVision's Solutions

        We have designed all BroadVision portal applications for use in mission-critical, high-performance environments by companies with complex architecture, and demanding deployment and maintenance requirements. Some of the key capabilities of BroadVision applications include:

  •
  Scalability—Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions.

  •
  Personalization—BroadVision's advanced personalization technology, including session-and event-based observations and transaction information, provide a better understanding of site visitors and allow our customers to dynamically tailor content to them.

  •
  Ease of use—BroadVision applications and tools are designed with graphical user interfaces that allow non-technical business managers to modify business rules and content in real time.

  •
  Unification—BroadVision's robust portal framework pre-integrates the technologies necessary to deploy content-rich, process-aware, user-centric portals, including data integration, business logic, process logic and user experience.

  •
  Legacy integration—A comprehensive set of application programming interfaces (APIs) allows for rapid, seamless integration with a variety of legacy business systems such as Oracle, PeopleSoft, SAP and custom mainframe systems.

  •
  Secure transaction processing—BroadVision applications provide secure handling of a wide range of commercial and financial services transactions including order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with third-party products.

  •
  Multi-platform availability—BroadVision applications are optimized for a variety of hardware and software platforms including IBM AIX, Sun Solaris, Microsoft Windows NT and Hewlett-Packard's HP-UX. Supported databases include Oracle, Sybase, Informix, IBM and Microsoft SQL Server. Supported application servers include WebLogic, WebSphere and SunOne.

  •
  Multilingual/Multicurrency—BroadVision applications are global ready and designed to support multiple languages (Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages) and a wide range of currencies, including the euro.

Other Products

        In addition to our products, we have entered into agreements that enable us to resell selected third-party software products from WebMethods, IONA Technologies, FAST, Savvion and IBM Corporation. These are sublicensed to end users and either incorporated in or sold as options to our products.

Product Development

        We believe that our future success will depend in large part on our ability to enhance and extend the BroadVision enterprise portal application suite: portal applications, portal framework and associated platform technologies; maintain technological leadership; and satisfy an evolving range of customer requirements for large-scale interactive online relationship management applications.

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

        As of December 31, 2002, we had 115 employees in our product development organization. Our research and development expenses were $41.4 million in the year ended December 31, 2002, $78.7 million in the year ended December 31, 2001 and $51.6 million in the year ended December 31, 2000.

        To date, we have not capitalized any software development costs as products are made available for general release relatively concurrently with the establishment of technological feasibility. We expect to continue to devote substantial resources to our product development activities.

BroadVision Global Services

        BroadVision provides a full spectrum of global services to help ensure success for businesses, including strategic services, implementation services, migration services and ongoing training and support.

Consulting Services

        The BroadVision Global Services organization provides strategic services that help customers achieve maximum business value from their BroadVision applications and implementation services that ensure rapid deployment and a robust, highly scalable application ensure. BVGS leverages a global supply chain of certified professionals to provide customers with the highest value at the lowest possible landed cost. Our comprehensive migration services—including migration planning and optimization—provide a cost effective approach to migration and protect our customers' investment in critical business applications.

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

Training

        Under the banner of BroadVision University, we deliver training solutions that ensure our customers and partners have access to timely and effective training for successful implementation of BroadVision applications globally. Our advanced delivery infrastructure allows us to deliver courses throughout the world at our facilities or at customer locations. In addition to instructor-led courses, BroadVision University has launched a global e-learning platform to facilitate the delivery of web-based on-demand courses. BroadVision University also delivers an extensive training program to BroadVision employees to ensure high-quality and consistent training of our own personnel. This program provides a series of foundation courses that are general in content for all audiences as well as product- and role-specific courses.

Delivery Methodology

        BroadVision LiveCycle is a multi-disciplinary implementation process that integrates business, content management, creative and technical expertise to take sites live efficiently. Each phase of the process—Define, Design, Develop, Deploy—has a suggested set of best practice tasks and deliverables formulated to identify all the key issues required to launch a high-performance and profitable site.

iGuide™

        iGuide™ is a web-based application that includes step-by-step instructions, tips and templates for every stage in the implementation process.

Strategic Alliances

        We recognize that today's organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a team of best-of-breed partners with the skills, services and value-added products necessary to design, deploy and manage a global e-business. Working together, we and our partners can help organizations go live quickly with dynamic, interactive applications.

Platform Partners

        Our platform partners are industry-leading firms that possess significant market share and technology leadership. Their products include hardware, operating systems, network products and services and database systems. With BroadVision, they integrate their products with our suite of enterprise business portal applications and commit globally to develop joint technology, marketing and selling programs with BroadVision.

        IBM:    BroadVision and IBM formed a partnership in September 2000 to integrate our full suite of BroadVision applications on IBM's RS/6000 servers in conjunction with IBM's DB2 data management software. The resulting application platform provides customers with more choices for building and deploying their e-business web sites. BroadVision and IBM will work to integrate the solutions with IBM WebSphere for Enterprise Java Beans integration with back-end systems. In addition, IBM Global Services has created a practice of service professionals around the world to help customers implement BroadVision applications. In December 2001, IBM and BroadVision entered into an agreement whereby we could resell IBM's WebSphere Application Server product as a component of BroadVision solutions.

        NCR Corporation:    BroadVision and NCR, a leader in data warehousing and automatic teller machine (ATM) products, announced a worldwide agreement in November 2000 that enables companies to drive business growth through personalized communications to consumers and businesses. Specifically, NCR and BroadVision are developing software adapters between BroadVision enterprise business portal applications and NCR's world-class Teradata database, customer relationship management solutions and ATMs.

        Sun Microsystems:    BroadVision and Sun Microsystems formed an alliance in March 2000 that provides for joint engineering, marketing and sales initiatives to develop, promote and sell next-generation e-commerce applications based on Sun's premier Java 2 Enterprise Edition (J2EE) technology.

System Integrators and Consulting Partners

        Our system integrators and consulting partners help customers plan and implement their enterprise business portal strategies—including integration with front- and back-office systems. They have developed their own industry-leading technologies and best practices that complement our applications.

Application Service Providers

        Our application service provider partners develop, host and support value-added application products based on our technology. These application products typically extend our technology into new areas or leverage our applications by adding industry-specific functionality, providing targeted solutions that address specific market needs.

Technology Partners

        Additionally, we have developed key technology partnerships with leading web- and wireless-focused companies in areas complementary to our solutions, such as data analysis and reporting, enterprise application integration, enterprise web management, call center management, content management, voice recognition, payment processing, auctioning and XML. These technology partnerships enhance our ability to base our products on industry standards and to take advantage of current and emerging technologies. These alliances include companies such as SeeBeyond and WebMethods.

Customers and Markets

        As of December 31, 2002, we had licensed our products to over 1,200 end-user customers and partners. During the years ended December 31, 2002, 2001 and 2000, no customer accounted for more than 10% of our total revenues.

        Our primary target customers are Global 2000 organizations that are at the forefront of building innovative enterprise business portals to increase revenues, improve productivity and reduce operational costs.

        A sample listing of our customers by industry follows:

  •
  Financial Services: Achmea, Answer Financial, Banca Popolare, CIBC, Citibank, e-Trade, FleetBoston, ING Bank, Lloyds TSB Bank, Northern Trust, Tatra Bank, State Bank of India, Unicredito Italia

  •
  Manufacturing/Industrial Equipment/Distribution: Boeing, Crown Equipment, GE Supply, Hilti, Holcim Group, Invacare, ISTARK, Maytag, Molex, NEXANS, Northrup Grumman, Owens Corning, Pitney Bowes, Schneider Electronics, WETHAI, WW Grainger

  •
  High Tech: Agilent, Dickson Cyber Concepts, Intel, Motorola, NCR, Solectron, Sony, Toshiba, Xilinx

  •
  Oil/Gas/Utilities: Aramco Service Company, Centrica, Energis, Eni Group, OMV, Phillips, Saudi Aramco

  •
  Public Sector: U.S. Air Force, Ministry of Defense, U.S. Coast Guard, U.S. General Services Administration, U.S. Postal Service

  •
  Retail: Circuit City, Home Depot, OfficeMax, RedEnvelope, Sears Roebuck, Wal*Mart

  •
  Telecom: British Telecom, ConnectOne, Japan Telecom, KPN, MCI Worldcom, Mobile Business Communications, Voicestream, Vodafone

  •
  Travel/Leisure: Aer Lingus, Air Canada, Air France, Cendant, EGET, Iberia, India Railways, OPODO, RailEurope

  •
  Healthcare: Advacncerx, Allegiance, Baxter, BD BioScience, Cardinal Health, Fresenius, GE Medical, HighMark, HMSA, Medimania, Merck Medco, Pharmacia

Sales and Marketing

        We market our products primarily through a direct sales organization with operations in North America, Europe, and Asia/Pacific. On December 31, 2002, our direct sales organization included 121 sales representatives, managers and sales support.

        We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas sales and marketing organizations, offices are located in the United States in California, Colorado, Georgia, Illinois, Massachusetts, New York, Texas, Virginia and Washington; in Canada, in Ontario and Vancouver, British Columbia.

        Sales and marketing offices for our Europe region are located in Austria, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

        Our sales and marketing offices in the Asia Pacific/Japan/India/Middle East region are located in India, Japan, the People's Republic of China, including Hong Kong, the Republic of China (Taiwan) and Singapore.

        Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our enterprise business portal capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at our headquarters. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the application. Our global services organization helps customers to design, and then develop and deploy, their applications.

        As of December 31, 2002, 14 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

        Our marketing efforts are targeted at:

  •
  developing and supporting marketing programs to enhance customer loyalty;

  •
  building market awareness through press and industry analyst relations;

  •
  generating and developing marketing and sales leads;

  •
  creating brand awareness and visibility;

  •
  producing and maintaining marketing collateral and sales tools;

  •
  developing and supporting marketing programs associated with various alliance partners; and

  •
  developing materials associated with industry solutions.

Competition

        If we fail to compete successfully with current or future competitors, we may lose market share. The market for enterprise portal applications is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

  •
  in-house development efforts by prospective customers or partners;

  •
  other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as Art Technology Group, Blue Martini, BEA, IBM Corporation, Microsoft, Oracle, PeopleSoft, Plumtree, SAP, Siebel and Vignette; and

  •
  web content developers that develop custom software or integrate other application software into custom solutions.

        The principal competitive factors affecting the market for our products are:

  •
  depth and breadth of functionality offered;

  •
  personalization and other features;

  •
  integration of portal applications and framework;

  •
  availability of knowledgeable developers;

  •
  time required for application deployment;

  •
  reliance on industry standards;

  •
  product reliability;

  •
  proven track record;

  •
  scalability;

  •
  maintainability;

  •
  product quality;

  •
  price; and

  •
  technical support.

        Many of these competitors and other current and future competitors have longer operating histories and significantly greater financial, technical, marketing and other resources than BroadVision. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies can use their greater name recognition and more extensive customer base to gain market share at our expense. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. We may be unable to compete successfully with current or new competitors.

Intellectual Property and Other Proprietary Rights

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. Although we hold a U.S patent, issued in January 1998, on elements of the BroadVision One-To-One Enterprise product and a U.S. patent acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents, these patents may not provide an adequate level of intellectual property protection. In addition, litigation like the lawsuit we filed against Art Technology Group, which was settled in February 2000, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Reverse Stock Split

        On July 24, 2002, we announced that our Board of Directors had approved a one-for-nine reverse split of our common stock. The reverse split was effective as of 8:00 p.m. Eastern Daylight Time on July 29, 2002. Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock. Our common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002. The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect to the July 2002 stock split.

Employees

        As of December 31, 2002, we employed a total of 449 full-time employees, of whom 285 are based in North America and South America, 131 in Europe and 33 in Asia. Of these full-time employees, 135 are in sales and marketing, 115 are in product development, 170 are in global services and client support, and 29 are in finance, administration and operations.

        We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

        The following table sets forth certain information regarding our current executive officers.

Name	Age	Position
Pehong Chen	45	Chairman of the Board, Chief Executive Officer and President
Andrew Nash	40	Executive Vice President and Chief Operating Officer

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

        Andrew Nash has served as our Executive Vice President and Chief Operating Officer since May 2002. Prior to joining BroadVision, Mr. Nash was Chief Executive Officer of Novaroo, Inc., a privately held strategy and corporate advisory firm. From 2000 to 2001, Mr. Nash served as Chief Executive Officer of Collaborex, Inc., a collaborative commerce application service provider. From 1998 to 2000, Mr. Nash served in multiple roles at Baan Company N.V., an enterprise application provider for industrial enterprises, ultimately serving as Executive Vice President, Services and member of the board of directors. Mr. Nash also held the positions of CEO, Coda plc, and President, Baan Corporate Office Solutions during his tenure at Baan. In 1995, Mr. Nash commenced the Asia Pacific operations International Consulting Solutions, a company acquired by Deloitte Consulting. After the acquisition, Mr. Nash became a Partner of Deloitte Consulting and served on the Global Board of Management of Deloitte Consulting/ICS. Mr. Nash previously held management positions with Oracle and Arthur Andersen. He received a Bachelor of Commerce from the University of Melbourne (Australia) and a Graduate Diploma in Computing from Monash University (Australia).

ITEM 2. PROPERTIES

        Our principal administration, research and development, sales, consulting, training and support facilities are located in Redwood City, California, where we occupy approximately 49,000 square feet pursuant to leases expiring through 2007.

        Our European headquarters are located in Green Park, Reading, in the United Kingdom where we currently occupy approximately 6,500 square feet.

        In addition, we have offices throughout the world to support the development, sales, marketing and support of our products and services. See "Sales and Marketing" above.

ITEM 3. LEGAL PROCEEDINGS

        In April 2001, we filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against us and certain of our officers and directors. In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with our reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of our board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002. The hearing on the defendant's motion to dismiss was heard on August 30, 2002. On September 11, 2002, the Court (1) dismissed with prejudice the claims that the defendants violated federal securities laws, on the basis that the complaint failed to state a claim upon which relief could be granted, and (2) dismissed without prejudice the claims for breach of fiduciary duty, on the basis that the claims were made under state law and, in the absence of any remaining federal law claims, the Court would decline to exercise supplemental jurisdiction. We are not aware of plaintiffs filing an appeal of the Court's September 11, 2002 decision or filing another complaint in any other court. We believe that the action was without merit and will continue to defend ourselves vigorously should plaintiffs continue to pursue any of these claims.

        On June 7, 2001, Verity, Inc. filed suit against us alleging copyright infringement, breach of contract, unfair competition and other claims. We have answered the complaint denying all allegations and are defending ourselves vigorously. The trial date is set for July 14, 2003 in San Jose, California, in the United States District Court, Northern District, San Jose Division. We are unable to estimate the amount or range of any potential loss from this matter.

        On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against us in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to our termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 and the parties expect the lawsuit to be dismissed in the second quarter of fiscal 2003.

        We are also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Nasdaq National Market under the symbol "BVSN." The following table shows high and low sale prices per share of the common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year 2002
First Quarter	$30.06	$15.30
Second Quarter	15.75	2.70
Third Quarter	4.59	1.23
Fourth Quarter	6.15	1.10
Fiscal Year 2001
First Quarter	$164.88	$40.32
Second Quarter	76.32	20.88
Third Quarter	47.61	6.12
Fourth Quarter	35.64	7.11

        As of March 20, 2003, there were 1,971 holders of record of our common stock. On March 20, 2003, the last sale price reported on the Nasdaq National Market System for our common stock was $4.07 per share.

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

	Years Ended December 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$40,483	$101,480	$250,838	$75,383	$36,067
Services	75,415	146,943	164,661	40,131	14,844

Total revenues	115,898	248,423	415,499	115,514	50,911
Cost of revenues:
Cost of software licenses	8,144	9,895	7,827	3,703	1,001
Cost of services	38,898	97,639	119,391	25,108	8,704

Total cost of revenues	47,042	107,534	127,218	28,811	9,705

Gross profit	68,856	140,889	288,281	86,703	41,206
Operating expenses:
Research and development	41,432	78,677	51,621	14,568	9,227
Sales and marketing	48,918	139,799	167,415	48,903	26,269
General and administrative	16,288	42,311	28,088	7,970	3,786
Goodwill and intangible amortization	3,548	211,216	187,855	—	—
Charge for acquired in-process technology	—	6,418	10,100	—	—
Restructuring charge	110,449	153,284	—	—	—
Impairment of assets	3,129	—	—	—	—
Impairment of goodwill and other intangibles	—	336,379	—	—	—

Total operating expenses	223,764	968,084	445,079	71,441	39,282
Operating (loss) income	(154,908)	(827,195)	(156,798)	15,262	1,924

Other, net	(8,011)	(6,928)	18,217	4,543	2,036

(Loss) income before income taxes	(162,919)	(834,123)	(138,581)	19,805	3,960

Income tax provision (benefit)	7,603	2,136	23,048	996	(79)

Net (loss) income	$(170,522)	$(836,259)	$(161,629)	$18,809	$4,039

Net (loss) earnings per share:
Basic (loss) earnings per share	$(5.32)	$(27.20)	$(5.60)	$0.74	$0.17

Shares used in computation—basic (loss) earnings per share	32,036	30,748	28,864	25,458	23,346

Diluted (loss) earnings per share	$(5.32)	$(27.20)	$(5.60)	$0.65	$0.16

Shares used in computation—diluted (loss) earnings per share	32,036	30,748	28,864	28,968	25,653

	As of December 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$77,386	$75,758	$153,137	$279,823	$61,878
Working capital	5,616	67,165	218,553	324,156	63,620
Total assets	240,136	392,417	1,143,024	406,128	101,562
Debt and capital leases, less current portion	1,945	2,922	3,897	4,890	3,194
Accumulated deficit	(1,169,204)	(998,682)	(162,423)	(794)	(19,603)
Total stockholders' equity	41,633	203,147	1,009,298	345,188	81,809

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, market and support enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity. As of December 31, 2002, more than 1,200 companies and government entities around the globe use our applications to facilitate their portal-based commerce and information access initiatives.

        BroadVision was founded in 1993 and has been a publicly traded corporation since 1996. BroadVision pioneered web-based e-commerce and was among the first to offer pre-integrated, packaged applications to power enterprise business portals.

        BroadVision's enterprise portal applications allow organizations to unify and extend their key business applications, information, and business processes by taking advantage of the power of the web and new wireless and mobile devices to allow customers, partners, and employees to do business on their own terms, in a personalized and collaborative way. BroadVision solutions allow multiple constituents to serve themselves from anywhere, at anytime, through any web. BroadVision enterprise portal applications enable organizations to create business value by transforming the way they do business; moving business interactions and transactions from a manual, human-assisted paradigm to an automated, personalized self-service model that enhances growth, reduces costs and improves productivity.

        We believe our products improve our customers' revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because we provide pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner. Because of our commitment to open standards and open architecture, BroadVision applications integrate with our customers' existing systems and expand as our customers' needs and businesses grow.

        Supporting this application infrastructure, as of December 31, 2002, are more than 100 partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers' implementations.

        We market our products and services worldwide through a direct sales force and independent distributors, value-added resellers (VARs) and application service providers (ASPs). In addition, our sales are promoted through independent professional consulting organizations, known as systems integrators. We have operations in North America, Europe, and Asia/Pacific.

        BroadVision Global Services (BVGS) organization provides a full spectrum of global services to help ensure success for businesses, including strategic services, implementation services, migration services and ongoing training and maintenance.

Recent Events

        We have experienced a general downturn in the economy, our industry and our business since the beginning of 2001. This downturn is likely to continue in the future and has had and could continue to have an impact on our future financial results. As discussed in Note 9 of Notes to Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001. A pre-tax charge of $153.3 million was recorded during fiscal 2001 and $110.4 million was recorded during fiscal 2002 to provide for these actions and other related items. Costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates which were based upon market trend information analyses. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against us in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to our termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 and the parties expect the lawsuit to be dismissed in the second quarter of fiscal 2003.

        On May 9, 2002, the Company and Pacific Shores Development LLC ("PacShores") entered into (i) the First Amendment to Lease (Lease Termination and Mutual General Release Agreement), made effective as of April 29, 2002 (the "Buildings 4 and 5 Termination Agreement") and (ii) the First Amendment to Lease made effective as of April 29, 2002 (the "Building 6 Amendment"). Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated. In conjunction with the termination, PacShores released all security deposits held by it relating to those premises and we paid to PacShores a total of $45.0 million as a termination fee (the "Termination Fee"). Under the Building 6 Amendment, the parties released each other from all claims and we agreed to provide an additional $3.5 million as security deposit in the form of letters of credit. This letter of credit is included as restricted cash and investments in our Consolidated Balance Sheet as of December 31, 2002. We paid the Termination Fee in full during the second quarter of 2002 by payment of approximately $20.0 million from existing cash and investments and by drawing down approximately $25.0 million from our line of credit. The $25.0 million line of credit is due in February 2004.

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

Critical Accounting Policies

        BroadVision management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Overview—Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer's website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. Our revenue recognition policies are in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

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

Impairment Assessments

        As discussed in Note 4 to our Consolidated Financial Statements, we adopted Statement of Financial Accounting Standard (SFAS) No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

        Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of December 31, 2002 and therefore, no additional impairment was warranted.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2002. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

Accounting for Stock-Based Compensation

        We apply Accounting Principles Board (APB) Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB No. 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

        During the year ended December 31, 2002, the Company recorded compensation expense of $846,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $739,000 of the charge is recorded in general and administrative expense and the remaining $107,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

        We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see Note 10 of Notes to Consolidated Financial Statements for assumptions used in the Black-Scholes option pricing model. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net earnings

(loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss as reported	$(170,522)	$(836,259)	$(161,629)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	846	1,014	226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47,979)	39,661	(323,184)
Pro forma net loss	$(217,655)	$(795,584)	$(484,587)
Earnings per share:
Basic—as reported	$(5.32)	$(27.20)	$(5.60)
Basic—pro forma	$(6.80)	$(25.87)	$(16.79)
Diluted—as reported	$(5.32)	$(27.20)	$(5.60)
Diluted—pro forma	$(6.80)	$(25.87)	$(16.79)

Restructuring

        Our Restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; and (iii) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges

        We account for severance and benefits termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF 94-3). Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by us are not associated with nor do they benefit continuing activities.

        We account for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, we record the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to us. Under EITF 88-10, we record the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. We account for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when we cease to use the assets.

        Inherent in the estimation of the costs related to our Restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the Restructuring. In determining the charge related to the Restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce our lease obligations. Specifically, in determining the Restructuring obligations related to facilities as of December 31, 2002, we reduced our lease obligations by estimated sublease income of $28.8 million. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

        These estimates, along with other estimates made by management in connection with the Restructuring, may vary significantly depending, in part, on factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of Restructuring activities on a quarterly basis and, if appropriate, record changes to our Restructuring obligations in current operations based on management's most current estimates.

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

	Years Ended December 31,
	2002	2001	2000
Revenues:
Software licenses	35%	41%	60%
Services	65	59	40

Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	7	4	2
Cost of services	34	39	28

Total cost of revenues	41	43	30

Gross profit	59	57	70
Operating expenses:
Research and development	36	32	13
Sales and marketing	42	56	41
General and administrative	14	17	7
Goodwill and intangible amortization	3	85	45
Charge for acquired in-process technology	—	3	2
Restructuring charge	95	62	—
Impairment of assets	3	—	—
Impairment of goodwill and other intangibles	—	135	—

Total operating expenses	193	390	108

Operating loss	(134)	(333)	(38)

Other (expense) income, net	(7)	(3)	4

Loss before provision for income taxes	(141)	(336)	(34)

Provision for income taxes	6	1	5

Net loss	(147)%	(337)%	(39)%

Results of Operations

	Software	%	Services	%	Total	%
	(dollars in thousands)
Year Ended December 31, 2002:
Americas	$23,988	59%	$46,137	61%	$70,125	61%
Europe	14,658	36	24,853	33	39,511	34
Asia/Pacific	1,837	5	4,425	6	6,262	5

Total	$40,483	100%	$75,415	100%	$115,898	100%

Year Ended December 31, 2001:
Americas	$51,863	51%	$98,385	67%	$150,248	60%
Europe	37,606	37	37,524	26	75,130	30
Asia/Pacific	12,011	12	11,034	7	23,045	10

Total	$101,480	100%	$146,943	100%	$248,423	100%

Year Ended December 31, 2000:
Americas	$145,277	58%	$128,339	78%	$273,616	66%
Europe	80,531	32	27,011	16	107,542	26
Asia/Pacific	25,030	10	9,311	6	34,341	8

Total	$250,838	100%	$164,661	100%	$415,499	100%

Revenues

2002 versus 2001

        Total revenues for the year ended December 31, 2002 decreased $132.5 million or 53% on a year-over-year basis, and consisted of a decrease in software license revenue of $61.0 million or 60% and a decrease in professional services revenue of $71.5 million or 49%.

        The 60% decrease in software license revenues is primarily attributable to an overall decline in the economy throughout the 2002 fiscal year in comparison to the 2001 fiscal year. Continued economic uncertainty affected the spending on information technology which significantly affected our license revenue during 2002.

        The 49% decrease in professional services revenue is a result of decreased business volume associated with decreased software license revenues over the past year and an overall decline in the economy. Maintenance related fees for technical support and product upgrades were $38.7 million in 2002 which compares to $59.9 million in 2002.

2001 versus 2000

        Total revenues for the year ended December 31, 2001 decreased $167.1 million or 40% on a year-over-year basis, and consisted of a decrease in software license revenue of $149.4 million or 60% and a decrease in professional services revenue of $17.7 million or 11%.

        The 60% decrease in software license revenues is attributable to an overall decline in the economy throughout the 2001 fiscal year in comparison to the 2000 fiscal year. Continued economic uncertainty affected the spending on information technology which significantly affected our license revenue during 2001.

        The 11% decrease in professional services revenue is a result of decreased business volume associated with decreased software license revenues over the past year and an overall decline in the economy. The decrease in overall professional services revenue was partially offset by an increase in maintenance related revenue derived from maintenance renewal agreements. Maintenance related fees for technical support and product upgrades were $59.9 million in 2001 which compares to $46.2 million in 2000.

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

	Years Ended December 31,
	2002	%	2001	%	2000	%
	(dollars in thousands)
Cost of software licenses(1)	$8,144	20%	$9,895	10%	$7,827	3%
Cost of services(2)	38,898	52	97,639	66	119,391	73

Total cost of revenues(3)	$47,042	41%	$107,534	43%	$127,218	30%

(1)
Percentage is calculated based on total software license revenues for the period indicated.

(2)
Percentage is calculated based on total services revenues for the period indicated.

(3)
Percentage is calculated based on total revenues for the period indicated.

2002 versus 2001

        For the year ended December 31, 2002, cost of software licenses decreased $1.8 million or 18% on a year-over-year basis. Cost of software licenses as a percent of license revenues was 20% in 2002 as compared to 10% in 2001. The decrease in absolute dollars year over year is a result of decreased license revenues and resulting decrease in revenues with associated third party royalties. The increases in the 2002 fiscal year from the 2001 fiscal year as a percentage of license revenue is due primarily to a $3.2 million writeoff of pre-paid royalties for software we no longer intend to utilize. This charge was taken during the fourth quarter of fiscal year 2002. Cost of software licenses, excluding the prepaid royalty write-off, as a percentage of software license revenue were 12% in fiscal year 2002.

        Cost of services during 2002 decreased $58.7 million or 60% on a year-over-year basis. Cost of services as a percent of services revenues was 52% in 2002 as compared to 66% in 2001. The decrease in cost of services in absolute dollar terms and as a percentage of revenue during 2002 as compared to 2001 was the result of reductions in force that occurred during the 2002 fiscal year, which resulted in decreased salary and salary-related expenses as well as a decreased use of third party consultants. Total employees in BVGS were 170 as of December 31, 2002 as compared to 394 as of December 31, 2001.

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

        Cost of services during 2001 decreased $21.8 million or 18% on a year-over-year basis. Cost of services as a percent of services revenues was 66% in 2001 as compared to 73% in 2000. The decrease in cost of services in absolute dollar terms and as a percentage of revenue during 2001 as compared to

2000 was the result of reductions in force that occurred during the 2001 fiscal year, which resulted in decreased salary and salary-related expenses as well as a decreased use of third party consultants. Total employees in BVGS were 394 as of December 31, 2001 as compared to 1,135 as of December 31, 2000.

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

        A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues.

	Years Ended December 31,
	2002	%	2001	%	2000	%
	(dollars in thousands)
Research and development	$41,432	36%	$78,677	32%	$51,621	13%
Sales and marketing	48,918	42	139,799	56	167,415	41
General and administrative	16,288	14	42,311	17	28,088	7
Goodwill and intangible amortization	3,548	3	211,216	85	187,855	45
Charge for acquired in-process technology	—	—	6,418	3	10,100	2
Restructuring charge	110,449	95	153,284	62	—	—
Impairment of assets	3,129	3	—	—	—	—
Impairment of goodwill and other intangibles	—	—	336,379	135	—	—

Total operating expenses	$223,764	193%	$968,084	390%	$445,079	108%

Interest income	$4,130	4%	$11,404	5	$16,706	4%

Other income (expense), net	$(12,141)	(10)%	$(18,332)	(7)%	$1,511	0%

2002 versus 2001

        Research and development expenses for the year were $41.4 million in 2002 as compared to $78.7 million in 2001, which represents a decrease of 47% year-over-year. The decrease in research and development expenses is primarily attributable to a reduction in staffing levels resulting in decreased salary and salary related costs as well as other cost-cutting efforts taken by us as part of our restructuring plan, such as consolidation of facilities.

        Sales and marketing expenses for the year were $48.9 million in 2002 as compared to $139.8 million in 2001 which represents a decrease of 65% year-over-year. Sales and marketing expenses decreased as a result of decreased salary expense related to 2002 fiscal year reductions in force, in addition to decreased commission expense as a result of decreases in license revenue from 2001 to 2002.

        General and administrative expenses for the year were $16.3 million in 2002 as compared to $42.3 million in 2001, which represents a decrease of 62% year-over-year. The decrease in general and administrative expenses is attributable to decreases in the general reserves of our accounts receivable balances due to better than expected collection efforts and declining accounts receivable balances and decreased salary expense as a result of reductions in workforce as well as decreases in facilities costs as a result of continued facilities consolidations and decreases in professional services expenses.

        Goodwill and intangible amortization—On June 29, 2001, we completed our acquisition of Keyeon LLC ("Keyeon"), a joint venture in which we previously held an interest of approximately 36%. As consideration for the acquisition, we issued 301,475 shares of our common stock valued at $13.6 million to the other participants in the joint venture, which resulted in our owning 100% of the outstanding shares of Keyeon. The acquisition was accounted for as a purchase. As a result of the Keyeon acquisition, we recorded goodwill of $880,000. Amortization of goodwill related to the Keyeon acquisition was $0 in 2002 and approximately $246,000 in 2001. We acquired Interleaf on April 14, 2000. We accounted for the acquisition as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of goodwill related to the Interleaf transaction was $0 during 2002 and amortization of recognizable intangible assets related to the Interleaf transaction was $35 million in 2002. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $210.8 million in 2001. On November 24, 1999, we acquired all of the registered shares of Fidutec Information Technology SA. We have accounted for this acquisition as a purchase business combination. Amortization of goodwill related to Fidutec was $0 in 2002 and approximately $214,000 in 2001. As reported in Note 4 in Notes to Consolidated Financial Statements, we recorded a $336.4 million impairment charge during 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with our acquisitions, primarily the Interleaf acquisition, to their estimated fair value. As described in Note 4 in the Notes to Consolidated Financial statements, as of January 1, 2002, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of three months as of December 31, 2002. We periodically assess goodwill and other intangibles for impairment as discussed in Note 4 of Notes to Consolidated Financial Statements. The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf. We have accounted for the acquisition as a purchase business combination. Amortization expense is estimated to be $887,000 in 2003. It is possible that we may continue to expand our business through acquisitions and internal development. Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

        Charge for acquired in-process technology—In connection with the acquisition of Keyeon, LLC, and based upon our estimates prepared in conjunction with a third-party valuation consultant, $6.4 million was allocated to acquired in-process technology and $880,000 was allocated to goodwill and intangible assets. The acquired in-process technology included a project to develop an employee portal product. We estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations. The income approach methodology was used to value the acquired in-process technology. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. These cash flows are discounted at a rate appropriate for the risk of the asset. The rate of return depends upon the stage of completion, which was estimated at fifty percent. An overall after tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The costs to complete this project were included in the year ending December 31, 2001 and there are no expected remaining costs.

        Restructuring charge—During fiscal 2001 and fiscal 2002, we approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $110.4 million was recorded during fiscal 2002 and a pre-tax charge of $153.3 million was recorded during fiscal 2001 to provide for these actions and other related items. We recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range was estimated at $117.8 million for the charge related to fiscal 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        Severance and benefits—We recorded a charge of approximately $7.6 million during fiscal year ended December 31, 2002 related to severance benefits to terminated employees in the United States and various international locations. Costs incurred include severance, payroll taxes and COBRA benefits. Included in the $7.6 million is $107,000 of non-cash charges. These non-cash charges represent a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees. The compensation charge was calculated using the Black-Scholes option pricing model. Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of our 2001 restructuring plan. Approximately $6.9 million of severance and benefits costs had been paid out during fiscal 2002 and the remaining $1.4 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by December 31, 2003. Our restructuring plan included plans to terminate the employment of approximately 430 employees in North and South America and approximately 95 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002, impacting all of our departments. The employment of approximately 525 employees was terminated during fiscal year 2002. As a result of these reductions, we expect annual salary savings of approximately $44.6 million.

        Facilities/Excess Assets—During fiscal year 2002, we revised our estimates and expectations with respect to our facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in our 2001 restructuring plan based upon actual events and circumstances. Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by us. Based on the factors above, a facilities/excess assets charge of $101.7 million was recorded during fiscal year 2002 and includes non-cash asset impairment charges of approximately $18.9 million.

        Approximately $89.9 million of facilities related costs remained accrued as of December 31, 2001 as a result of our 2001 restructuring plan. Net cash payments during fiscal year 2002 related to abandoned facilities amounted to $78.0 million. Actual future cash requirements may differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from historical estimates. As of December 31, 2002, $94.7 million of lease termination costs, net of anticipated sublease income, is expected to be paid by the end of the second quarter of fiscal 2013. We expect to pay approximately $26.9 million over the next twelve months and the remaining $67.8 million from January 1, 2004 through June of fiscal 2013. The $94.7 million is net of approximately

$44.8 million of estimated sublease income of which approximately $28.8 million represents sublease agreements yet to be negotiated.

        Other—We recorded charges of approximately $1.1 million during fiscal year 2002 for various incremental costs incurred as a direct result of the restructuring plan. The remaining reserve balance of $79,000 is expected to be paid in full by the end of the fourth quarter of 2003

        Actual future cash requirements may differ materially from the restructuring accruals at December 31, 2002, particularly if actual sublease income is significantly different from current estimates. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        Interest Income—Interest income decreased to $4.1 million for the year ended December 31, 2002 from $11.4 million for the year ended December 31, 2001. The decrease is attributable to decreased cash balances from 2001 to 2002.

        Other income (expense), net for the 2002 fiscal year was an expense of $12.1 million as compared to expense of $18.3 million in 2001. The main reason for the decrease in other expense is due to a decrease in losses on asset sales/disposals of $2.2 million, a decrease in losses on foreign currency of $1.6 million and a decrease in equity in net loss from unconsolidated subsidiaries of $2.4 million.

        Impairment of assets—During the first quarter of 2002, we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America. We conducted an internal physical inventory on computer hardware assets located outside of North America. The objective of the physical inventory was to verify the amount and location of our computer hardware. As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware during the first quarter of fiscal 2002. During the third quarter of 2002, we conducted an additional review of remaining computer and communication related assets not reviewed during the first quarter inventory and recorded an asset impairment charge of $853,000 as a result of the findings of our inventory and related reconciliation with our asset records.

        Impairment of goodwill and other intangible assets—As discussed in Note 4 to our Consolidated Financial Statements, we adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

        Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the decline in our stock price, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No.142, the first stage requires a comparison of our fair value to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002, exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the condensed consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined, as of December 31, 2002, that our fair value exceeded our net book value and no impairment of goodwill and other intangible assets existed.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the Company. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2002. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value. As described in "Recent Accounting Pronouncements" in this document, our accounting for goodwill changed in 2002 upon adoption of SFAS No. 142.

        During the third quarter of 2001, we determined that the goodwill and other intangible assets related to our various acquisitions may have been impaired. In accordance with SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" and Accounting Principles Board Opinion No. 17, "Intangible Assets", we performed an impairment analysis. These standards require that goodwill and other intangible assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Because we had integrated the acquired companies' operations, we performed the test for impairment at an overall enterprise level. Our policy is to use a discounted cash flow approach. This approach includes analyzing estimated future cash flows over the remaining life of the goodwill and other intangible assets as well as a disposition value at the end of the life of the goodwill and other intangible assets. The resulting value was then compared to the carrying value of stockholders' equity and the difference represents goodwill and other intangible assets impairment measured on a discounted basis. Accordingly, we recorded an impairment charge of $336.4 million during the 2001 fiscal year.

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

        Goodwill and intangible amortization—As a result of the Keyeon acquisition, we recorded goodwill of $880,000. Amortization of goodwill related to the Keyeon acquisition was approximately $246,000 in 2001. As a result of the Interleaf transaction, we recorded goodwill and other intangible assets of

$794.7 million. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $210.8 million in 2001 as compared to $187.6 million in 2000. Amortization of goodwill related to Fidutec was approximately $214,000 in 2001 and 2000. As reported in Note 4 in Notes to Consolidated Financial Statements, we recorded a $336.4 million impairment charge during 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with our acquisitions, primarily the Interleaf acquisition, to their estimated fair value.

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

        In connection with the Interleaf acquisition which occurred in 2000, we estimated that $10.1 million of the purchase price for Interleaf represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations upon consummation of the acquisition. The value assigned to acquired in-process technology was the amount attributable to the efforts of Interleaf up to the time of acquisition. The amount was estimated through the application of the "stages of completion" by multiplying the estimated present value of future cash flows, excluding cost of completion, by the percentage of completion of the purchased technology at the time of the acquisition. The discount rate included a factor that took into account the uncertainty surrounding the successful development of the acquired in-process technology.

        Restructuring charge—During the 2001 fiscal year, we approved a restructuring plan to restructure our worldwide operations including a reduction in workforce of approximately 859 employees and the consolidation of our operating facilities. These restructuring actions were taken to align our cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $153.3 million was recorded in 2001 which included severance and benefits charges, lease abandonment costs, asset impairment charges and other charges incurred as a direct result of the restructuring. We determined a range of expected losses on lease abandonment. We accrued for losses at the low-end of a range in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range is estimated at $243.1 million, an increase in the restructuring charge of $89.8 million. Total severance and benefits costs were $9.1 million and included $662,000 of non-cash charges. Approximately $7.6 million of severance and benefits had been paid as of December 31, 2001. We terminated approximately 654 employees in North and South America and approximately 205 employees throughout Europe and Asia Pacific during 2001. The reduction in workforce occurred through all of our departments. Total facilities and excess assets charges during 2001 were $143.8 million and included $36.8 million of asset impairment charges. Approximately $17.1 million of facilities charges had been paid as of December 31, 2001. Other restructuring charges of $405,000 are for various incremental costs incurred as a direct result of the restructuring. Approximately $292,000 had been paid as of December 31, 2001.

        Interest Income—Interest income decreased to $11.4 million for the year ended December 31, 2001 from $16.7 million for the year ended December 31, 2000. The decrease is attributable to decreased cash balances.

        Other (expense) income, net—for the 2001 fiscal year was an expense of $18.3 million as compared to income of $1.5 million in 2000. The main reason for the decrease in other income is due to a decrease in short term investment gains on sale of $1.6 million, an increase in cost method investment realized losses of $11.7 million, an increase in equity in net loss from unconsolidated subsidiaries of $1.9 million and an increase in losses on asset disposals of $3.1 million.

        Impairment of goodwill and other intangible assets—During the third quarter of 2001, we determined that the goodwill and other intangible assets related to our various acquisitions may have been impaired. In accordance with SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of and Accounting Principles Board Opinion No. 17, Intangible Assets, we performed an impairment analysis. We recorded an impairment charge of $330.2 million during the 2001 fiscal year for goodwill. Please see Note 4 of Notes to Consolidated Financial Statements for additional information.

Income Taxes

        For the year ended December 31, 2002, we recorded a current income tax provision of $7.6 million. $6.3 million of the $7.6 million relates to a valuation provision for our deferred tax asset recorded in the second quarter of fiscal 2002. The tax expense, excluding the deferred tax asset valuation provision, mainly relates to foreign withholding taxes and state income taxes. For the year ended December 31, 2001, we recorded an income tax provision of $2.1 million relating to state and foreign income taxes.

Liquidity and Capital Resources

	December 31,
	2002	2001	2000
	(dollars in thousands)
Cash, cash equivalents and liquid short-term investments	$101,870	$141,463	$222,534
Long-term liquid investments	$587	$22,135	$78,769
Restricted cash and investments	$16,704	$29,949	$—
Working capital	$5,616	$67,165	$218,553
Working capital ratio	1.0	1.5	2.7

        As of December 31, 2002, cash, cash equivalents, liquid short-term investments, liquid long-term investments and restricted cash and investments totaled $119.2 million, which represents a decrease of $74.4 million as compared to December 31, 2001. This decrease is primarily attributed to net cash used for operations. We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the "SVB Facility") for up to $25.0 million. Under the revolving line of credit portion of the SVB Facility, amounts borrowed bear interest at the bank's prime rate (4.25% as of December 31, 2002) and interest is due monthly, with the principal due in March 2003. We have two outstanding term loans under the SVB Facility. The total outstanding amount of these term loans were $2.9 million as of December 31, 2002 and $3.9 million as of December 31, 2001. Interest on these term loans are at the bank's prime rate (4.25% as of December 31, 2002 and 4.84% as of December 31, 2001) and prime rate plus 1.25% (5.5% as of December 31, 2002 and 6.09% as of December 31, 2001), respectively. Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006, respectively. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

        Borrowings under the SVB Facility are collateralized by substantially all of our owned assets and we are subject to certain covenants, including restrictions on payment of dividends and other distributions as well as an obligation to maintain $80.0 million in unrestricted cash and cash equivalents, short-term investments and long-term investments (excluding equity investments) and maintain $30.0 million on deposit with SVB. As of December 31, 2002, we were in compliance with all specified financial covenants. During the second quarter of 2002, we drew down $25.0 million on our revolving line of credit as partial funding of our PacShores Building 4 and 5 Termination Agreement.

See discussion below for more information. Interest is payable monthly at the bank's prime rate (4.25% annually as of December 31, 2002) and principal is due in full in February 2004. There were no outstanding amounts under the revolving line of credit as of December 31, 2001. As discussed in Note 13 of Notes to Consolidated Financial Statements, we renewed and amended our revolving credit facility in March 2003 which changed the principal due date from March 2003 to February 2004. The amount available under the revolving line of credit remains unchanged at $25.0 million. Borrowings under the renewed revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (4.25% as of March 1, 2003). Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investment and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly net income (loss) levels.

        As of December 31, 2002 and December 31, 2001, commitments totaling $16.7 million and $25.0 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of our various landlords to secure obligations under our facility leases. These letters of credit are collateralized by a security agreement, under which we are required to maintain in a restricted specified interest bearing account approximately $16.7 million and $29.9 million of available cash equivalents and short-term investments as of December 31, 2002 and December 31, 2001, respectively. The $16.6 million and the $29.9 million have been presented as restricted cash and investments in the accompanying consolidated balance sheet at December 31, 2002 and December 31, 2001, respectively.

Cash (Used For) Provided by Operating Activities

        Cash used for operating activities was $99.2 million for fiscal 2002 and $77.9 million for fiscal 2001, respectively. The primary reason for the net cash used for operating activities for fiscal 2002 is due to the net loss of $170.5 million adjusted for certain non-cash items such as depreciation expense, amortization of prepaid royalties, amortization of intangibles, impairment of assets, non-cash restructuring charge, accounts receivable reserves and provision for deferred tax asset valuation for $74.6 million as well as a decrease in accounts payable and accrued expenses of $9.1 million, a decrease in unearned revenues and deferred maintenance of $14.4 million, a decrease in other noncurrent assets of $2.6 million, partially offset by decreases in accounts receivable of $12.9 million and in prepaids and other of $3.6 million, and an increase in the restructuring reserves of $6.3 million. Cash (used for) provided by operating activities was ($77.9) million for the year ended December 31, 2001 and $55.3 million for the year ended December 31, 2000. Net cash used for operating activities for the year ended December 31, 2001 was primarily attributed to the net loss for the year less non-cash charges such as goodwill and intangible amortization, fixed asset depreciation and amortization, impairment of goodwill and other intangibles, charge for acquired in-process technology and the non-cash portion of the restructuring charge. Other key contributors included decreases in accounts payable and accrued expenses, unearned revenue and deferred maintenance and increases in other noncurrent assets, all partially offset by decreases in accounts receivable and prepaid expenses.

Cash Provided By (Used For) Investing Activities

        Cash provided by investing activities was $73.9 million for fiscal 2002 and was primarily due to net sales/maturities of investments of $61.5 million and $13.2 million released from restricted cash and investments. Cash used for investing activities was $15.0 million for the year ended December 31, 2001 and consists of purchases of property and equipment of $55.7 million, partially offset by net sales of investments of $32.8 million and cash acquired in the Keyeon acquisition of $7.2 million.

Cash Provided By Financing Activities

        Cash provided by financing activities was $26.9 million for fiscal 2002 and consists of $2.9 million of net proceeds from the issuance of common stock and $25.0 million in proceeds from borrowings less $977,000 of repayments on borrowings. Cash provided by financing activities was $15.5 million for the year ended December 31, 2001 and consisted primarily of proceeds from the issuance of common stock.

        Capital expenditures were $1.1 million for fiscal 2002 and $55.7 million for fiscal 2001. Our capital expenditures consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

        In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities during 2001 and 2002. Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms. These costs totaled $101.7 million, including $18.9 million in leasehold improvements impairments, during 2002 and $143.8 million, including $36.8 million in leasehold improvements impairments in 2001. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income. The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based upon market information analyses provided by a commercial real estate brokerage firm retained by us.

        On May 9, 2002, the Company and PacShores entered into (i) the Buildings 4 and 5 Termination Agreement and (ii) the Building 6 Amendment. Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated. In conjunction with the termination, PacShores released all security deposits held by it relating to those premises in exchange for our payment to PacShores a total of $45.0 million as the Termination Fee. Under the Building 6 Amendment, the parties released each other from all claims and we agreed to provide an additional $3.5 million as security deposit in the form of letters of credit. This letter of credit is included as restricted cash and investments in our Condensed Consolidated Balance Sheet as of December 31, 2002. We paid the Termination Fee in full during the second quarter of 2002 by payment of approximately $20.0 million from existing cash and investments and by drawing down approximately $25.0 million from our line of credit. The $25.0 million line of credit, as amended, is due in February 2004.

        We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of December 31, 2002, under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in thousands); properties that are part of the restructuring have been included:

Year Ended December 31,	Total future minimum lease payments
2003	$26,281
2004	25,855
2005	25,652
2006	22,620
2007	20,495
2008 and thereafter	81,487

Total minimum lease payments	202,390

        As of December 31, 2002, $129.4 million of future minimum lease payments, net of anticipated sublease income, is accrued in our restructuring accruals. The restructuring accruals are net of approximately $44.8 million of sublease income of which approximately $28.8 million represents estimated sublease income for sublease agreements yet to be negotiated and the remaining $16.0 million represents sublease income to be received under non-cancelable sublease agreements signed by December 31, 2002. See Note 9 of Notes to Consolidated Financial Statements for additional information.

        The following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future years. The operating leases include facilities included in restructuring and excluded $44.8 million of sublease income of which approximately $28.8 million represents estimated sublease income for sublease agreements yet to be negotiated.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Long-term debt	$2,922	$977	$1,588	$357	$—
SVB Facility	25,000	—	25,000	—	—
Hewlett-Packard agreement	1,042	1,042	—	—	—
Non-cancelable operating leases	202,390	26,281	51,507	43,115	81,487

	$231,354	$28,300	$78,095	$43,472	$81,487

        The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon. Restricted cash and investments represent the collateral for these letters of credit.

        In thousands:

Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
$16,704	$75	$308	$1,917	$14,404

        We anticipate that such operating expenses, as well as capital expenditures, will constitute a material use of our cash resources. As a result, our net cash flows will depend heavily on the level of future sales, our ability to restructure operations successfully and our ability to manage infrastructure costs.

        We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources, our anticipated cash flows from operations and anticipated cash flows from subleases. However, we could experience unforeseen circumstances such as a worsening economic downturn, legal or lease settlements and less than anticipated cash inflows from operations, invested assets, and subleases that may increase our use of available cash or need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

Quarterly Results of Operations

        The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2002, as well as that data expressed as a percentage of our total revenues for the periods indicated.

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

	Three Months Ended
	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001
	(dollars in thousands)
Statement of Operations Data:
Revenues:
Software licenses	$11,239	$10,756	$10,309	$8,179	$21,019	$16,292	$21,029	$43,140
Services	17,546	16,483	19,110	22,276	27,912	32,437	37,006	49,588

Total revenues	28,785	27,239	29,419	30,455	48,931	48,729	58,035	92,728
Cost of revenues:
Cost of software licenses	4,727	1,414	903	1,100	3,287	1,713	2,655	2,240
Cost of services	7,391	8,751	10,422	12,334	12,406	15,661	30,595	38,977

Total cost of revenues	12,118	10,165	11,325	13,434	15,693	17,374	33,250	41,217

Gross profit	16,667	17,074	18,094	17,021	33,238	31,355	24,785	51,511
Operating expenses:
Research and development	6,677	7,774	13,006	13,975	14,860	16,230	20,616	26,971
Sales and marketing	7,553	9,384	15,803	16,178	19,657	25,895	41,766	52,481
General and administrative	2,513	2,573	5,009	6,193	6,604	10,849	14,268	10,590
Goodwill and intangible amortization	887	887	887	887	12,146	66,493	66,297	66,280
Charge for acquired in-process technology	—	—	—	—	6,418	—	—	—
Restructuring charge	7,299	63,205	34,565	5,380	19,964	9,847	123,473	—
Impairment of assets	—	853	—	2,276	—	—	—	—
Impairment of goodwill and other intangibles	—	—	—	—	—	336,379	—	—

Total operating expenses	24,929	84,676	69,270	44,889	79,649	465,693	266,420	156,322

Operating loss	(8,262)	(67,602)	(51,176)	(27,868)	(46,411)	(434,338)	(241,635)	(104,811)

Other, net	(1,715)	(131)	(5,514)	(8,254)	(8,914)	1,391	(1,207)	(334)

Net loss	$(9,977)	$(67,733)	$(56,690)	$(36,122)	$(55,325)	$(432,947)	$(242,842)	$(105,145)

	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002	Dec. 31, 2001	Sep. 30, 2001	June 30, 2001	Mar. 31, 2001
As a Percentage of Revenues:
Revenues:
Software licenses	39%	39%	35%	27%	43%	33%	36%	47%
Services	61	61	65	73	57	67	64	53

Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	16	5	3	4	7	4	5	2
Cost of services	26	32	35	40	25	32	52	42

Total cost of revenues	42	37	38	44	32	36	57	44

Gross profit	58	63	62	56	68	64	43	56
Operating expenses:
Research and development	23	29	44	46	30	33	36	29
Sales and marketing	26	34	54	53	40	53	72	57
General and administrative	9	9	17	20	14	22	24	11
Goodwill and intangible amortization	3	3	3	3	25	137	114	72
Charge for acquired in-process technology	—	—	—	—	13	—	—	—
Restructuring charge	26	233	118	18	41	20	213	—
Impairment of assets	—	3	—	8	—	—	—	—
Impairment of goodwill and other intangibles	—	—	—	—	—	690	—	—

Total operating expenses	87	311	236	148	163	955	459	169

Operating loss	(29)	(248)	(174)	(92)	(95)	(891)	(416)	(113)

Other, net	(6)	(1)	(19)	(27)	(18)	3	(2)	—

Net loss	(35)%	(249)%	(193)%	(119)%	(113)%	(888)%	(418)%	(113)%

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2002, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on EITF 01-14 on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The EITF concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. The Company is currently recording reimbursement by its customers for out-of-pocket expenses as a component of services revenue. Prior to adoption of EITF 01-14 on January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales. Prior periods have been reclassified to comply with the guidance of EITF 01-14. The effect of this reclassification was to increase services revenues and increase cost of services for fiscal 2001 and fiscal 2000 by $3.9 million and $1.6 million, respectively.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a

Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

        In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company's financial position or operating results.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure." This Statement amends SFAS No. 123, "Stock-Based Compensation," to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the Company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the Company will hold a significant variable interest in, or have significant involvement with, an existing VIE. We do not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

RISK FACTORS

        The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In that event, the trading price of our common stock could decline.

Risks related to our business

We have experienced prolonged negative cash flows and difficulty returning to profitability.

        We have experienced a decline in revenues sequentially for the first three quarters of fiscal 2001 and the first three quarters of fiscal 2002 and the outlook on future periods is unclear given the general economic conditions. Furthermore, we incurred net losses for the past eleven quarters and have not achieved positive cash flow from operations in the last nine quarters. We may not be profitable from operations for the near term and may continue to incur negative cash flow. If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

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

General economic conditions are and may continue to affect our ability to return to profitability.

        There has been a general downturn in the United States of America and global economy. If the economic environment continues to decline or if the current global slowdown worsens or becomes prolonged, our future results may be significantly impacted. We believe that the current economic decline has increased the average length of our sales cycle and our operating results could suffer and our stock price could decline if we do not achieve the level of revenues we expect.

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

Failure to maintain our Nasdaq listing would harm our stock price and the liquidity of our common stock.

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

Failure to meet our SVB Facility financial covenants would allow SVB to terminate the SVB Facility and accelerate our repayment obligations, which would negatively affect our cash liquidity.

        We recently renewed and amended the SVB Facility during the second quarter of fiscal 2002 and further renewed and amended the SVB Facility during the first quarter of fiscal 2003. The SVB Facility is secured by substantially all of our owned assets. The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility. While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

The market for our products and services is in a rapidly evolving environment and may fail to remain a viable market

        Our products and services facilitate online commerce and communication over public and private networks. The market for these products and services is rapidly evolving. A viable market may fail to be sustainable. We cannot predict the level of demand for and market acceptance of our products and services, especially because acquisition of our products and services requires a large capital or other significant resource commitment. If the market for our products and services does not continue to mature, we will be unable to execute successfully our business plan. Adoption of electronic commerce and knowledge management, particularly by those individuals and companies that have historically relied upon traditional means of commerce and communication, will require a broad acceptance of new and different methods of conducting business and exchanging information. If Internet commerce does not continue to grow or grows more slowly than expected, our future revenues and profits may not meet our expectations or those of analysts. In the marketplace of Internet commerce, our products and services involve a new approach to the conduct of online business. As a result, intensive marketing and sales efforts may be necessary to educate prospective customers regarding the uses and benefits of our products and services, thereby generating demand. Companies that have already invested substantial resources in other methods of conducting business may be reluctant to adopt a new approach that may replace, limit or compete with their existing systems. Similarly, purchasers with established patterns of commerce may be reluctant to alter those patterns or may otherwise resist providing the personal data necessary to support our consumer profiling capability. In addition, the security and privacy concerns of existing and potential online purchasers may inhibit the growth of online business generally and the market's acceptance of our products and services in particular. Accordingly, a viable market for our products and services may not be sustainable.

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

        We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and have reduced our numbers to 1,102 at the end of 2001 and 449 at the end of 2002. If we are unable to support these changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses do not track our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

        Our international activities expose us to numerous additional risks. In the year ended December 31, 2002, approximately 39% of our revenues were derived from sales outside of North America.

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

  •
  other vendors of application software or application development platforms and tools directed at interactive commerce and financial services, such as Art Technology Group, Blue Martini, IBM, Microsoft, Oracle, PeopleSoft, Plumtree, SAP, Siebel and Vignette and

  •
  web content developers that develop custom software or integrate other application software into custom solutions.

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

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. Although we hold a U.S. patent, issued in January 1998, on elements of the BroadVision One-To-One Enterprise product and a U.S. patent acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents, these patents may not provide an adequate level of intellectual property protection. In addition, litigation like the lawsuit we filed against Art Technology Group, which was settled in February 2000, may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

        We rely in part on technology that we license from third parties, including relational database management systems from Oracle, Sybase, and Informix object request broker software from IONA Technologies PLC, database access technology from Rogue Wave Software and other software. We integrate or sublicense this technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology licensed from RSA. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. Moreover, the licensed technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could harm our business.

Our executive officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

        Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business environment has had a negative impact on our operations. We are currently restructuring our operations and have taken actions to reduce our workforce and implement other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition and problems with retaining existing employees and recruiting future employees and increased financial costs.

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

        In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing Web sites. In the past, the emphasis has been on information obtained from minors. Focus has now shifted to include online privacy protections for adults. These regulations may include requirements that companies establish procedures to, among other things: give adequate notice to users regarding information collection and disclosure practices; provide users with the ability to have personal information deleted from a company's database; provide users with access to their collected personal information and the ability to correct inaccuracies; clearly identify affiliations with third parties that may collect information or sponsor activities on another company's Web site; and obtain express parental consent prior to collecting and using personal information from children under 13 years of age.

        The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

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

        The imposition of new sales or other taxes could limit the growth of Internet commerce generally and, as a result, the demand for our products. Recent federal legislation limits the imposition of state and local taxes on Internet-related sales. Congress has passed the Internet Tax Freedom Act, which places a moratorium through November 2003 on state and local taxes on Internet access, unless the tax was already imposed prior to October 1, 1998, and discriminatory taxes on electronic commerce.

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

  •
  general economic conditions; or

  •
  other events or factors that are beyond our control.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2002 and 2001. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Our long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2002. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

        All short term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were $(1.7) million and $2.1 million for the years ended December 31, 2002 and 2001, respectively. Total realized gains during fiscal 2002 and 2001 were $719,000 and $2.0 million, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2002 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$36,070	$—	$—	$36,070
Money market	36,232	—	—	36,232
Corporate notes/bonds	23,369	50	(1)	23,418
Government notes/bonds	23,430	11	—	23,441

	$119,101	$61	$(1)	$119,161
Included in cash and cash equivalents	$94,090	$—	$—	$94,090
Included in short-term investments	24,428	57	(1)	24,484
Included in long-term investments	583	4	—	587

	$119,101	$61	$(1)	$119,161

        Included in the table above in cash and cash equivalents are $16.7 million of non-current restricted cash and investments.

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash	$25,874	$—	$—	$25,874
Money market	36,299	364	(1)	36,662
Corporate note/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121

	$191,807	$1,766	$(26)	$193,547
Included in cash and cash equivalents	$75,393	$366	$(1)	$75,758
Included in short-term investments	94,773	895	(14)	95,654
Included in long-term investments	21,641	505	(11)	22,135

	$191,807	$1,766	$(26)	$193,547

        Included in the table above in short-term investments are non-current restricted cash and investments of $29.9 million.

        Remaining maturities of our long-term investments as of December 31, 2002 are as follows:

2004
Corporate notes/bonds	$587

Concentrations of Credit Risk

        Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with over seven separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of fiscal year total revenue. As of December 31, 2002 one customer accounted for more than 10% of the Company's accounts receivable. As of December 31, 2001, no one customer individually accounted for more than 10% of the Company's accounts receivable.

Fair Value of Financial Instruments

        Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.

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

        The total fair value of our cost method long-term equity investments in public and non-public companies as of December 31, 2002 was $2.1 million. This includes $12.6 million of write-downs during 2002 of investments due to an other-than-temporary decline in fair value. There were no unrealized gains or losses recorded to date and for the year ended December 31, 2002 related to long-term equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements and the related notes thereto of BroadVision, Inc. and the Report of Independent Certified Public Accountants are filed as a part of this Form 10K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of BroadVision, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheet of BroadVision, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. The consolidated financial statements of BroadVision, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, prior to the revisions discussed in Notes 1 and 4, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

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

        In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 2002, and the results of their operations and their cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

        As disclosed in Note 1 to the consolidated financial statements, upon adoption of new accounting pronouncements effective during 2002, the Company changed its method of accounting for goodwill and other intangible assets, and its method of accounting for reimbursable out-of-pocket expenses.

        As discussed above, the consolidated financial statements of BroadVision, Inc. as of December 31, 2001, and for each of the two years in the period ended December 31, 2001, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been restated to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on January 1, 2002, and to reclassify reimbursable out-of-pocket expenses in accordance with Emerging Issues Task Force Issue 01-14 "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," also adopted by the Company on January 1, 2002. We audited the transitional disclosures for 2001 and 2000 described in Notes 1. We also audited the adjustments described in Note 4 that were applied to restate the 2001 and 2000 consolidated financial statements. In our opinion, all such adjustments and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 or 2000 consolidated financial statements of the company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 and 2000 consolidated financial statements taken as a whole.

/s/ BDO Seidman, LLP

San Jose, California
January 24, 2003, except for Note 13
and the penultimate paragraph of Note 6,
as to which the date is March 28, 2003

        THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSSUED. BROADVISION, INC. HAS RESTATED ITS FINANCIAL STATEMENTS FOR THE YEARS ENDED DECEMBER 31, 2001 AND 2000, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," AND TO RECLASSIFY REIMBURSABLE OUT-OF-POCKET EXPENSES IN ACCORDANCE WITH EMERGING ISSUES TASK FORCE ISSUE 01-14 "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR OUT OF POCKET EXPENSES INCURRED," ALSO ADOPTED BY THE COMPANY ON JANUARY 1, 2002. THE REVISION TO THE 2001 AND 2000 FINANCIAL STATEMENTS RELATED TO THIS TRANSITIONAL DISCLOSURE WERE REPORTED ON BY BDO SEIDMAN, LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
March 29, 2002

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share amounts)

	December 31,
	2002	2001
ASSETS
Current assets:
Cash and cash equivalents	$77,386	$75,758
Short-term investments	24,484	65,705
Accounts receivable, less allowance for doubtful accounts and reserves of $5,502 and $8,194 as of December 31, 2002 and 2001, respectively	22,917	39,768
Prepaids and other	9,181	12,816

Total current assets	133,968	194,047
Property and equipment, net	26,600	67,219
Deferred tax asset	—	2,857
Long-term investments	587	22,135
Restricted cash and investments	16,704	29,949
Equity investments	2,083	5,583
Goodwill	53,421	53,421
Other intangibles, net	3,899	7,446
Other assets	2,874	9,760

Total assets	$240,136	$392,417

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$25,977	$977
Accounts payable	8,105	11,276
Accrued expenses	55,787	61,712
Unearned revenue	14,158	22,580
Deferred maintenance	24,325	30,337

Total current liabilities	128,352	126,882
Long-term debt, net of current portion	1,945	2,922
Other noncurrent liabilities	68,206	59,466

Total liabilities	198,503	189,270

Commitments and Contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 32,440 and 31,643 shares issued and outstanding as of December 31, 2002 and 2001, respectively	3	3
Additional paid-in capital	1,210,797	1,207,071
Accumulated other comprehensive loss	37	(5,245)
Accumulated deficit	(1,169,204)	(998,682)

Total stockholders' equity	41,633	203,147

Total liabilities and stockholders' equity	$240,136	$392,417

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share amounts)

	Years Ended December 31,
	2002	2001	2000
Revenues:
Software licenses	$40,483	$101,480	$250,838
Services	75,415	146,943	164,661

Total revenues	115,898	248,423	415,499
Cost of revenues:
Cost of software licenses	8,144	9,895	7,827
Cost of services	38,898	97,639	119,391

Total cost of revenues	47,042	107,534	127,218

Gross profit	68,856	140,889	288,281
Operating expenses:
Research and development	41,432	78,677	51,621
Sales and marketing	48,918	139,799	167,415
General and administrative	16,288	42,311	28,088
Goodwill and intangible amortization	3,548	211,216	187,855
Charge for acquired in-process technology	—	6,418	10,100
Restructuring charge	110,449	153,284	—
Impairment of assets	3,129	—	—
Impairment of goodwill and other intangibles	—	336,379	—

Total operating expenses	223,764	968,084	445,079

Operating loss	(154,908)	(827,195)	(156,798)
Interest income	4,130	11,404	16,706
Other (expense) income, net	(12,141)	(18,332)	1,511

Loss before provision for income taxes	(162,919)	(834,123)	(138,581)
Provision for income taxes	7,603	2,136	23,048

Net loss	$(170,522)	$(836,259)	$(161,629)

Basic loss per share	$(5.32)	$(27.20)	$(5.60)

Diluted loss per share	$(5.32)	$(27.20)	$(5.60)

Shares used in computing basic loss per share	32,036	30,748	28,864

Shares used in computing diluted loss per share	32,036	30,748	28,864

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(in thousands)

	Convertible Preferred Stock
			Common Stock				Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Balances as of December 31, 1999	—	$—	27,201	$3	$320,280	$(226)	$25,925	$(794)		$345,188
Comprehensive income:
Net income								(161,629)	$(161,629)	(161,629)
Unrealized investment loss less reclassification adjustment for gains (losses) included in net loss, net of $20,069 tax							(30,273)		(30,273)	(30,273)

Total comprehensive income									$(191,902)

Issuance of common stock under employee stock purchase plan	—	—	121	—	12,155	—	—	—		12,155
Issuance of common stock from exercise of options, including tax benefits of $22,841	—	—	1,077	—	49,562	—	—	—		49,562
Issuance of common stock and options to purchase common stock in connection with Interleaf acquisition	—	—	1,599	—	789,605	—	—	—		789,605
Issuance of warrants for common stock	—	—	—	—	1,459	—	—	—		1,459
Long-term investment in exchange for common stock	—	—	8	—	3,000	—	—	—		3,000
Issuance of common stock from exercise of warrants	—	—	1	—	5	—	—	—		5
Amortization of deferred compensation	—	—	—	—	—	226	—	—		226

Balances as of December 31, 2000	—	—	30,007	$3	$1,176,066	$—	$(4,348)	$(162,423)		$1,009,298

Comprehensive loss:
Net loss								(836,259)	$(836,259)	(836,259)
Unrealized investment loss less reclassification adjustment for gains (losses) included in net loss, net of $701 of tax							(897)		(897)	(897)

Total comprehensive loss									$(837,156)

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued)

(in thousands)

	Convertible Preferred Stock
			Common Stock				Accumulated Other Comprehensive Income (loss)
					Additional Paid-in Capital	Deferred Compensation		Accumulated Deficit	Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount	Shares	Amount
Issuance of common stock under employee stock purchase plan	—	—	266	—	6,975	—	—	—		6,975
Issuance of common stock from exercise of options	—	—	1,069	—	9,450	—	—	—		9,450
Issuance of common stock in connection with Keyeon acquisition	—	—	301	—	13,566	—	—	—		13,566
Stock-based compensation charge	—	—	—	—	1,014	—	—	—		1,014

Balances as of December 31, 2001	—	—	31,643	$3	$1,207,071	$—	$(5,245)	$(998,682)		$203,147

Comprehensive loss:
Net loss								(170,522)	$(170,522)	(170,522)
Unrealized investment gain less reclassification adjustment for gains (losses) included in net loss, net of $2,606 tax							5,282		5,282	5,282

Total comprehensive loss									$(165,240)

Issuance of common stock under employee stock purchase plan	—	—	558	—	1,793	—	—	—		1,793
Issuance of common stock from exercise of options	—	—	238		1,087	—	—	—		1,087
Stock-based compensation charge	—	—	—	—	846	—	—	—		846

Balances as of December 31, 2002	—	—	32,439	$3	$1,210,797	$—	$37	$(1,169,204)		$41,633

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from operating activities:
Net loss	$(170,522)	$(836,259)	$(161,629)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	18,200	25,440	10,477
Deferred tax asset	—	—	(5,579)
Income tax benefit from stock option exercises	—	—	22,841
Amortization of deferred compensation	—	—	226
Stock-based compensation charge	846	350	—
Allowance for doubtful accounts and reserves	3,979	8,298	2,687
Amortization of prepaid royalties	6,764	3,853	1,914
Amortization of prepaid compensation	—	609	1,961
Realized loss on cost method long-term investments	12,649	12,625	1,000
Equity in net loss from unconsolidated subsidiary	—	2,438	572
Loss on sale of equipment	344	3,113	—
Impairment of assets	3,129	—	—
Amortization of goodwill and other intangibles	3,548	211,216	187,855
Impairment of intangibles	—	336,379	—
Charge for acquired in-process technology	—	6,418	10,100
Non-cash restructuring charge	18,891	37,460	—
Provision for deferred tax asset valuation	6,279	—	—
Changes in operating assets and liabilities, net of effects from acquired business:
Accounts receivable	12,872	55,863	(68,876)
Prepaids and other	3,635	9,332	(12,693)
Restructuring reserve	6,323	90,789	—
Accounts payable and accrued expenses	(9,097)	(34,548)	39,262
Unearned revenue and deferred maintenance	(14,434)	(5,625)	28,165
Increase in other noncurrent assets	(2,600)	(5,618)	(2,949)

Net cash (used for) provided by operating activities	(99,194)	(77,867)	55,334

Cash flows from investing activities:
Purchase of property and equipment	(1,091)	(55,697)	(67,515)
Proceeds from sale of assets	247	761	—
Transfer from restricted cash/investments	13,245	—	—
Purchase of long-term investments	(2,349)	(45,728)	(106,864)
Sales/maturity of long-term investments	24,315	103,251	2,952
Direct costs of acquisition, net of cash acquired	—	—	(6,039)
Cash acquired in purchase transaction	—	7,171	—
Purchase of short-term investments	(43,041)	(118,971)	(261,046)
Sales/maturity of short-term investments	82,582	94,251	217,642

Net cash provided by (used for) investing activities	73,908	(14,962)	(220,870)

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued)

(in thousands)

	Years Ended December 31,
	2002	2001	2000
Cash flows from financing activities:
Proceeds from borrowings	25,000	—	—
Repayments of borrowings	(977)	(975)	(1,220)
Payments on capital lease obligations	—	—	(270)
Proceeds from issuance of warrants for common stock	—	—	1,459
Proceeds from issuance of common stock, net	2,891	16,425	38,881

Net cash provided by financing activities	26,914	15,450	38,850

Net increase (decrease) in cash and cash equivalents	1,628	(77,379)	(126,686)
Cash and cash equivalents, beginning of period	75,758	153,137	279,823

Cash and cash equivalents, end of period	77,386	$75,758	$153,137

Supplemental cash flow disclosures:
Cash paid for interest	$883	$500	$554

Cash paid for income taxes	$1,324	$2,136	$1,890

Non-cash investing and financing activities:
Long-term investment acquired in exchange for common stock	—	—	3,000
In connection with the acquisition of Keyeon, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	—	(17,573)	—
Liabilities assumed	—	4,007	—
Issuance of common stock	—	13,566	—
In connection with the acquisition of Interleaf, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	—	—	(822,562)
Liabilities assumed	—	—	26,918
Issuance of common stock	—	—	789,605

Cash paid for acquisition and acquisition costs	—	—	6,039

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2002

Note 1—Organization and Summary of Significant Accounting Policies

Nature of Business

        BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993 and has been a publicly traded corporation since 1996. BroadVision develops, markets, and supports enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity. As of December 31, 2002, more than 1,200 leading companies and government entities around the globe use BroadVision applications to enable their portal-based commerce and information access initiatives. As of December 31, 2002, more than 100 partner firms around the world are working to ensure the Company's joint customers' success through complementary technology, applications, tools, and services offerings that extend and enhance customers' BroadVision implementations.

Acquisitions

        On June 29, 2001, the Company completed its acquisition of Keyeon LLC, or "Keyeon", formerly a joint venture in which the Company held an interest of approximately 36%. As consideration for the acquisition, the Company issued 301,475 shares of its common stock valued at $13.6 million to the other former participants in the joint venture, which resulted in the Company owning 100% of the outstanding shares of Keyeon. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition (See Note 2).

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

Revenue Recognition

Overview

        The Company's revenue consists of fees for licenses of the Company's software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units ("CPUs") on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer's website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. The Company's revenue recognition policies are in accordance with Statement of Position ("SOP") No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission's Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

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

        The Company's consulting services, which consist of consulting, maintenance and training, are delivered through BVGS. Services that the Company provides are not essential to the functionality of the software. In accordance with EITF 01-14, which the Company adopted as of January 1, 2002, the Company records reimbursement by its customers for out-of-pocket expenses as an increase to services revenues. Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the years ended 2001 and 2000 have been reclassified for comparable purposes in accordance with EITF 01-14. The effect of this reclassification was to increase services revenues and increase cost of services for the year ended 2001 and 2000 by $3.9 million and $1.6 million, respectively.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense is included in sales and marketing expense and amounted to $571,000, $1.8 million and $2.9 million in 2002, 2001 and 2000, respectively.

Prepaid Royalties

        Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Allowances and Reserves

        Occasionally, the Company's customers experience financial difficulty after the Company records the sale but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's normal payment terms are 30 to 90 days from invoice date. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required

Restructuring

        The Company's Restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; and (iii) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges

        The Company accounts for severance and benefits termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (EITF 94-3). Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.

        The Company accounts for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS 144 and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

        Inherent in the estimation of the costs related to the Company's Restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the Restructuring. In determining the charge related to the Restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company's lease obligations. Specifically, in determining the Restructuring obligations related to facilities as of

December 31, 2002, the Company reduced its lease obligations by estimated sublease income of $28.8 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

        These estimates, along with other estimates made by management in connection with the Restructuring, may vary significantly depending, in part, on factors that may be beyond the Company's control. Specifically, these estimates will depend on the Company's success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected. The Company will review the status of Restructuring activities on a quarterly basis and, if appropriate, record changes to its Restructuring obligations in current operations based on management's most current estimates.

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

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        The Company considers all debt and equity securities with original maturities of three months or less at the date of purchase to be cash equivalents. The Company's short-term investments consist of debt and equity securities that are classified as available-for-sale. The Company's debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. The Company's long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2002. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

        All short term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were $(1.7) million and $2.1 million for the years ended December 31, 2002 and 2001, respectively. Total realized gains during fiscal 2002 and 2001 were $719,000 and $2.0 million, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        The Company's cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2002 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$36,070	$—	$—	$36,070
Money market	36,232	—	—	36,232
Corporate notes/bonds	23,369	50	(1)	23,418
Government notes/bonds	23,430	11	—	23,441

	$119,101	$61	$(1)	$119,161
Included in cash and cash equivalents	$94,090	$—	$—	$94,090
Included in short-term investments	24,428	57	(1)	24,484
Included in long-term investments	583	4	—	587

	$119,101	$61	$(1)	$119,161

        Included in the table above in cash and cash equivalents are $16.7 million of non-current restricted cash and investments.

        The Company's cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2001 (in thousands):

	Amortized cost	Unrealized gains	Unrealized losses	Fair value
Cash	$25,874	$—	$—	$25,874
Money market	36,299	364	(1)	36,662
Corporate note/bonds	75,842	1,056	(8)	76,890
Government notes/bonds	53,792	346	(17)	54,121

	$191,807	$1,766	$(26)	$193,547
Included in cash and cash equivalents	$75,393	$366	$(1)	$75,758
Included in short-term investments	94,773	895	(14)	95,654
Included in long-term investments	21,641	505	(11)	22,135

	$191,807	$1,766	$(26)	$193,547

        Included in the table above in short-term investments are non-current restricted cash and investments of $29.9 million.

        Remaining maturities of the Company's long-term investments as of December 31, 2002 are as follows:

2004
Corporate notes/bonds	$587

Concentrations of Credit Risk

        Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with over seven separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the years ended December 31, 2002, 2001 and 2000, no one customer accounted for more than 10% of fiscal year total revenue. As of December 31, 2002, one customer individually accounted for more than 10% of the Company's accounts receivable. As of December 31, 2001, no one customer individually accounted for more than 10% of the Company's accounts receivable.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, equity investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash and cash equivalents, short-term investments, long-term investments, restricted cash and investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.

Equity Investments

        The Company's equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. The Company had no equity method investments as of December 31, 2002. Equity investments are accounted for under the cost method of accounting when the Company has a minority interest and does not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the consolidated statement of operations. Equity investments are accounted for under the equity method of accounting when the Company has a minority interest and has the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of the Company's investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs.

        The total fair value of the Company's cost method long-term equity investments in public and non-public companies as of December 31, 2002 was $2.1 million. This includes $12.6 million of write-

downs during 2002 of investments due to an other-than-temporary decline in fair value. There were no unrealized gains or losses recorded to date and for the year ended December 31, 2002 related to long-term equity investments.

Property and Equipment

        Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (two to eight years). Leasehold improvements are amortized over the lesser of the remaining life of the lease term or their estimated useful lives. Depreciation expense for the year ended December 31, 2002 was $18.2 million. The Company recorded asset impairments of approximately $18.9 million during fiscal 2002 in connection with the Company's restructuring plan, which is included in the Company's restructuring charge recorded in the Company's Statement of Operations. The Company also recorded a $3.1 million impairment of assets related to results from the Company's asset physical inventories during 2002.

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

Employee Stock Option and Purchase Plans

        The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

        We apply Accounting Principles Board ("APB") Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB No. 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

        During the year ended December 31, 2002 the Company recorded compensation expense of $846,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $739,000 of the charge is recorded in general and administrative expense and the remaining $107,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

        We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by Statement of Financial Accounting Standards ("SFAS") Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see Note 10 of Notes to Consolidated Financial Statements for assumptions used in the Black-Scholes option pricing model. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,
	2002	2001	2000
Net loss as reported	$(170,522)	$(836,259)	$(161,629)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	846	1,014	226
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(47,979)	39,661	(323,184)
Pro forma net loss	$(217,655)	$(795,584)	$(484,587)
Earnings per share:
Basic—as reported	$(5.32)	$(27.20)	$(5.60)
Basic—pro forma	$(6.80)	$(25.87)	$(16.79)
Diluted—as reported	$(5.32)	$(27.20)	$(5.60)
Diluted—pro forma	$(6.80)	$(25.87)	$(16.79)

Stock Splits

        On July 24, 2002, we announced that our Board of Directors had approved a one-for-nine reverse split of our common stock. The reverse split was effective as of 8:00 p.m. Eastern Daylight Time on July 29, 2002. Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock. Our common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002. The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July 2002 stock split.

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

        The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July, 2002 reverse stock split and the February 2000 and September 1999 stock splits.

Per Share Information

        Basic earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted earnings (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method and shares subject to repurchase. The following table sets forth the basic and diluted earnings (loss) per share computational data for the periods presented. Excluded from the computation of diluted earnings per share for the years ended December 31, 2002, 2001 and 2000, are options and warrants to acquire 552,000, 1,229,000 and 3,973,000 shares of common stock, respectively, because their effects would be anti-dilutive.

	Years Ended December 31,
	2002	2001	2000
	(in thousands, except per share amounts)
Net income (loss) for basic and Diluted earnings (loss) per share	$(170,522)	$(836,259)	$(161,629)

Weighted-average common shares outstanding to compute basic earnings (loss) per share	32,036	30,748	28,864
Weighted-average common equivalent shares outstanding:
Employee common stock options	—	—	—
Common stock warrant	—	—	—
Total weighted-average common and common equivalent shares outstanding to compute diluted earnings (loss) per share	32,036	30,748	28,864

Basic earnings (loss) per share	$(5.32)	$(27.20)	$(5.60)

Diluted earnings (loss) per share	$(5.32)	$(27.20)	$(5.60)

Foreign Currency Transactions

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes the Company's net income (loss) and all changes in equity during a period except those resulting from investments by or distributions to owners.

        For the years ended December 31, 2002, 2001 and 2000, comprehensive loss was ($165.2) million, ($837.2) million, and $(191.9) million, respectively. The components of other comprehensive income (loss) for these periods relate solely to unrealized gains and losses on available-for-sale investments.

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

        The Company analyzes its deferred tax assets with regard to potential realization. The Company has established a valuation allowance on its deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. The Company has considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon this analysis, the Company recorded a valuation allowance for its deferred tax assets during the three months ended June 30, 2002, which increased to 100% its valuation allowance and resulted in a charge of $6.3 million included in the provision for income taxes in the Company's Condensed Consolidated Statements of Operations and Comprehensive Loss.

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

New Accounting Pronouncements

        In January 2002, the Financial Accounting Standards Board's Emerging Issues Task Force (EITF) reached consensus on EITF 01-14 on the topic of Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred. This topic addresses whether reimbursements received for out-of-pocket expenses incurred should be characterized in the income statement as revenue or as a reduction of expenses incurred. The EITF concluded that reimbursements received for out of pocket expenses incurred should be characterized as revenue in the income statement. This announcement will be applied in financial reporting periods beginning after December 15, 2001, and comparative financial statements for prior periods will be reclassified to comply with the guidance in this announcement. The Company is currently recording reimbursement by its customers for out-of-pocket expenses as a component of services revenue. Prior to adoption of EITF 01-14 on January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a reduction to cost of sales. Prior periods have been reclassified to comply with the guidance of EITF 01-14. The effect of this reclassification was to increase services revenues and increase cost of services for fiscal 2001 and fiscal 2000 by $3.9 million and $1.6 million, respectively.

        In June 2002, the FASB issued SFAS No. 146, Accounting for Costs Associated with Exit Activities, which addresses financial accounting and reporting for costs associated with exit activities and supersedes Emerging Issues Task Force ("EITF") 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring). SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan. However, under SFAS No. 146, a liability for one-time termination benefits is recognized when an entity has committed to a plan of termination, provided certain other requirements have been met. In addition, under SFAS No. 146, a liability for costs to terminate a contract is not recognized until the contract has been terminated, and a liability for costs that will continue to be incurred under a contract's remaining term without economic benefit to the entity is recognized when the entity ceases to use the right conveyed by the contract. SFAS No. 146 is effective for exit or disposal activities initiated after December 31, 2002. The Company will adopt the provisions of SFAS No. 146 for restructuring activities initiated after December 31, 2002. The Company does not expect the adoption of SFAS No. 146 will have a material impact on its consolidated results of operations or financial position.

        In November 2002, the EITF reached a consensus on Issue 00-21, addressing how to account for arrangements that involve the delivery or performance of multiple products, services, and/or rights to use assets. Revenue arrangements with multiple deliverables are divided into separate units of accounting if the deliverables in the arrangement meet the following criteria: (1) the delivered item has value to the customer on a standalone basis; (2) there is objective and reliable evidence of the fair value of undelivered items; and (3) delivery of any undelivered item is probable. Arrangement consideration should be allocated among the separate units of accounting based on their relative fair values, with the amount allocated to the delivered item being limited to the amount that is not contingent on the delivery of additional items or meeting other specified performance conditions. The final consensus will be applicable to agreements entered into in fiscal periods beginning after June 15, 2003 with early adoption permitted. The provisions of this Consensus are not expected to have a significant effect on the Company's financial position or operating results.

        In November 2002, the FASB issued Interpretation No. 45 (FIN 45), "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others", which clarifies disclosure and recognition/measurement requirements related to certain guarantees. The disclosure requirements are effective for financial statements issued after December 15, 2002 and the recognition/measurement requirements are effective on a prospective basis for guarantees issued or modified after December 31, 2002. The application of the requirements of FIN 45 did not have a material impact on the Company's financial position or results of operations.

        In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation- Transition and Disclosure. This Statement amends SFAS No. 123, Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The disclosure provisions of this Standard are effective for fiscal years ending after December 15, 2002 and have been incorporated into these financial statements and accompanying footnotes.

        In January 2003, the FASB issued Interpretation No. 46 (FIN 46), "Consolidation of Variable Interest Entities," which addresses consolidation by business enterprises of variable interest entities that either: (1) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (2) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (VIEs) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (1) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (2) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The company does not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Note 2—Acquired and Disposed Businesses

Keyeon

        On June 29, 2001, the Company completed its acquisition of Keyeon, LLC ("Keyeon"), formerly a joint venture in which the Company held an interest of approximately 36%. The acquisition was completed primarily to obtain technology to extend functionality of the Company's existing products. As consideration for the remaining interest in Keyeon, the Company issued 301,475 shares of its common stock valued at $13.6 million to the other former participants in the joint venture which resulted in the Company owning 100% of the outstanding shares of Keyeon, LLC. The acquisition was accounted for as a purchase. The acquired assets and assumed liabilities, and the related results of operations, are included in the consolidated financial statements of the Company from the date of acquisition. The purchase price allocation is as follows (in thousands):

Purchase price, net of cash acquired	$6,395
Add: fair value of liabilities assumed	4,007

Total purchase consideration	10,402
Less: fair value allocated to acquired assets	3,104

Excess of purchase consideration over acquired assets and assumed liabilities	7,298
Excess allocated to:
Acquired in-process technology	6,418
Goodwill	880

        At December 31, 2002, accumulated amortization related to goodwill acquired in the Keyeon acquisition totaled $246,000. Amortization of goodwill ceased as of December 31, 2001. As discussed in Note 1, the Company will no longer amortize goodwill in accordance with SFAS No. 142 but will periodically test for impairment under the provisions of SFAS No. 142. The Company estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations during the fourth quarter of 2001. The income approach methodology was used to value the acquired in-process technology. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. These cash flows are discounted at a rate appropriate for the risk of the asset. The rate of return depends upon the stage of completion which was estimated at fifty percent. An overall after-tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development.

        The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the year ended December 30, 2001 and 2000 assuming Keyeon had been acquired at the beginning of the periods presented (in thousands, except per share data):

	2001	2000
Revenue	$248,423	$415,499
Net loss	$(834,071)	$(163,511)
Basic and diluted net loss per share	$(27.18)	$(5.66)

        The pro forma results are not necessarily indicative of what would have occurred if the acquisition had been in effect for the period presented. In addition, they are not intended to be a projection of future results and do not reflect any synergies that might be affected from combined operations.

E-Publishing Corporation

        On April 30, 2001 and May 15, 2001, the Company entered into agreements with third parties to sell certain assets and liabilities of E-Publishing Corporation, a wholly-owned subsidiary of the Company, which the Company acquired as part of the acquisition of Interleaf in April 2000. The Company recorded a loss on sale of assets of approximately $1.3 million. The loss was included in other expense in the Company's second quarter of 2001 Condensed Consolidated Statements of Operations.

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

        The Company issued 1,599,110 shares of Company common stock with a fair market value of $686.9 million and exchanged options to purchase 259,815 shares of Company common stock with a fair market value of $102.7 million. The fair market value of the exchanged options to purchase 259,815 shares of Company common stock was valued using the Black-Scholes option-pricing model. In connection with the acquisition, the Company incurred transaction costs consisting primarily of financial advisor, legal and accounting professional fees of $14.8 million, severance costs of $1.0 million and office closure costs of $1.3 million, resulting in a total purchase price of $806.7 million. The results of operations of Interleaf have been included with the Company's results of operations since the April 14, 2000 acquisition date.

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

        At December 31, 2002, accumulated amortization related to the goodwill and other intangible assets acquired in the Interleaf acquisition totaled $402.2 million. Goodwill amortization was $382.8 million and other intangible asset amortization was $19.3 million. As discussed in Note 4 of Notes to Consolidated Financial Statements, during the third quarter of fiscal 2001, the Company performed an impairment assessment of identifiable intangible assets and goodwill recorded in connection with its various acquisitions. The impairment assessment was performed primarily as a result of the significant decline in the Company's stock price, the net book value of assets significantly exceeding the Company's market capitalization, the underperformance of the Interleaf acquisition relative to projections, and the overall decline in industry growth rates which have negatively impacted the Company's revenues and forecasted revenue growth rate which indicate that this trend might continue for an indefinite period. Also, current economic indicators forecast that this trend may continue for an indefinite period. As a result, the Company recorded a $336.4 million impairment charge during the third quarter of 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with the Company's acquisitions, primarily the Interleaf acquisition, to their estimated fair value.

        As further discussed in Note 4, upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 3 months as of December 31, 2002. Amortization expense is estimated to be $887,000 in 2003.

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

        The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the twelve-month period ended December 31, 2000, assuming Interleaf had been acquired at the beginning of the period presented (in thousands, except per share data):

2000
Revenue	$429,162
Net loss	$(236,519)
Basic and diluted net loss per share	$(8.01)

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

Note 3—Property and Equipment (in thousands):

	December 31,
	2002	2001
Furniture and fixtures	$9,138	$9,646
Computer and software	49,579	59,182
Leasehold improvements	21,456	38,440

	80,173	107,268
Less accumulated depreciation and amortization	(53,573)	(40,049)

Total property and equipment, net	$26,600	$67,219

Note 4—Goodwill and Other Intangibles

        Goodwill and other intangibles consist of the following:

	December 31,
	2002	2001
Goodwill	$437,206	$437,206
Other Intangibles	22,732	22,732

	459,938	459,938

Less:
Accumulated amortization	(402,618)	(399,071)

Goodwill and other intangibles, net	$57,320	$60,867

        On January 1, 2002, the Company adopted SFAS No. 142, Goodwill and Intangible Assets. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually using a fair value approach, and whenever there is an impairment indicator. Other intangible assets continue to be valued and amortized over their estimated lives. The following schedule shows the Company's reported net loss for periods prior to adoption of SFAS No. 142 as adjusted to add back goodwill and assembled workforce amortization as if SFAS No. 142 had been adopted:

	2001	2000
Reported Net Loss	$(836,259)	$(161,629)
Add back amortization:
Goodwill	202,542	181,029
Assembled workforce	2,687	2,009

Adjusted net loss	$(631,030)	$21,409

Basic and diluted net loss per share:
Reported Net Loss	$(27.20)	$(5.60)
Goodwill	6.59	6.27
Assembled workforce	0.09	0.07

Adjusted basic net (loss) income per share	$(20.52)	$0.74

Goodwill	6.59	6.18
Assembled Workforce	0.09	0.07
Adjusted diluted net (loss) income per share	$(20.52)	$0.65

        During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets originally recorded primarily as part of the Interleaf acquisition that closed on April 14, 2000.

        Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company's net book value at December 31, 2002, there was no impairment of goodwill as of December 31, 2002.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company's forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company's conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2002.

        As discussed in Note 1, upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 3 months as of December 31, 2002. Amortization expense is estimated to be $887,000 in 2003.

Note 5—Accrued Expenses (in thousands):

	December 31,
	2002	2001
Employee benefits	$2,081	$3,121
Commissions and bonuses	2,027	5,543
Sales and other taxes	11,956	7,620
Restructuring	29,056	32,454
Other	10,667	12,974

	$55,787	$61,712

Note 6—Long-term Debt and Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2002	2001
Restructuring	$67,139	$58,335
Other	1,067	1,131

	$68,206	$59,466

        The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. In March 2002, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit was increased from $10.0 million to $25.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (4.25% as of December 31, 2002). At December 31, 2002, $25.0 million was outstanding and the revolving credit facility is due to expire in March 2003. There were no outstanding borrowings under the revolving line of credit as of December 31, 2001. Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires the Company to maintain $80.0 million in unrestricted cash and cash equivalents, short-term investments and long-term investments (excluding equity investments) and $30.0 million on deposit with the Company's commercial lender. The Company was in compliance with these covenants as of December 31, 2002. As of December 31, 2002 and December 31, 2001, outstanding term debt borrowings were approximately $2.9 million and $3.9 million, respectively and consist of two borrowings. Borrowings bear interest at the bank's prime rate (4.25% as of December 31, 2002 and December 31, 2001) and prime rate plus 1.25% (5.75% as of December 31, 2002 and December 31, 2001). Principal and interest are due in consecutive monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

        As discussed in Note 13 of Notes to Consolidated Financial Statements, in March 2003, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit remains unchanged at $25.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (4.25% as of March 1, 2003). At December 31, 2002, $25.0 million was outstanding and is due to expire in February, 2004. Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires the Company to maintain certain levels in cash and cash equivalents, short-term investment and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires the Company to maintain certain levels on deposit with the Company's commercial lender and certain quarterly net income (loss) levels.

        Commitments totaling $16.7 million and $25.0 million in the form of standby letters of credit were issued on the Company's behalf from financial institutions as of December 31, 2002 and December 31, 2001 in favor of the Company's various landlords to secure obligations under the Company's facility leases. The commercial credit facilities include covenants which impose certain restrictions on the payment of dividends and other distributions and require the Company to meet a financial covenant to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Borrowings are collateralized by a security interest in substantially all of the Company's owned assets.

Note 7—Income Taxes

        The components of income tax provision are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Current:
Federal	$—	$—	$20,491
State	175	121	5,149
Foreign	372	2,015	2,987

Total current	$547	$2,136	$28,627
Deferred:
Federal	4,537	—	(3,160)
State	2,519	—	(2,419)

Total deferred	$7,056	$—	(5,579)

	$7,603	$2,136	$23,048

        The differences between the income tax provision (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Expected income tax provision (benefit)	$(57,022)	$(290,797)	$(48,503)
Expected state income taxes (benefit), net of federal tax benefit	(8,961)	(45,697)	(7,621)
California net operating loss reduction	2,914	—	—
Foreign taxes	2,361	2,015	2,987
Utilization of foreign net operating loss carryforwards	(2,413)	(390)	(555)
Change in valuation allowance	67,070	109,802	—
Foreign losses not benefited	2,353	2,154	177
Non deductible goodwill and intangible amortization	1,418	221,724	76,038
Write off of acquired in-process technology	—	2,599	4,091
Tax credits	(758)	—	(4,289)
Other	641	726	723

Income tax provision	$7,603	$2,136	$23,048

        The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2002	2001
Deferred tax assets:
Depreciation and amortization	$7,441	$2,278
Accrued liabilities	43,898	62,049
Capitalized research and development	598	957
Net operating losses	174,495	100,895
Tax credits	11,383	14,436
Other	143	238
Unrealized loss on marketable securities	5,429	777

Total deferred tax assets	243,387	181,630
Less valuation allowance	(234,697)	(169,071)

	8,690	12,559

Deferred tax liabilities
State tax liability	(8,690)	(5,503)

Net deferred tax asset	$—	$7,056

        The Company has provided a valuation allowance for all of its deferred tax assets as of December 31, 2002 due to the uncertainty regarding their future realization. The total valuation allowance increased $67,070,000 from December 31, 2001 to December 31, 2002. None of the increase in the valuation allowance relates to income tax benefits arising from the exercise of stock options that will be credited directly to stockholder's equity. The increase in the valuation allowance relates entirely to net operating losses and accrued liabilities.

        As of December 31, 2002, the Company had federal and state operating loss carryforwards of approximately $462,109,000 and $144,308,000 respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $10,707,000 and $2,222,000 respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2003 through 2022, if not utilized. The state net operating loss carryforwards expire in the years 2004 through 2012. The state research and development credits can be carried forward indefinitely. As of December 31, 2002, the Company's foreign subsidiaries had net operating loss carryforwards of $2,291,000 that can be used to offset future foreign income.

        Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state operating loss carryforwards may be limited in their annual usage.

Note 8—Commitments and Contingencies

        On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard's rights to resell BroadVision software effective February 15, 2002. In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision's business-to-business customer portals software products and a limited use license for BroadVision's One-to-One Enterprise software product. Hewlett-Packard's license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12.0 million. In addition, the Company will pay back to Hewlett-Packard a portion of the unused prepaid royalty payments, received from Hewlett-Packard in prior periods totaling approximately $2.4 million. This amount was included in Unearned Revenue as of December 31, 2001, and this amount was reclassified to Accrued Liabilities in fiscal 2002. The amount due is payable in quarterly installments by December 31, 2003.

Leases

        The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

        A summary of total future minimum lease payments under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in thousands); properties that are part of the restructuring have been included:

Year Ended December 31,	Total future minimum lease payments
2003	$26,281
2004	25,855
2005	25,652
2006	22,620
2007	20,495
2008 and thereafter	81,487

Total minimum lease payments	202,390

        As of December 31, 2002, $129.4 million of future minimum lease payments, net of anticipated sublease income, is accrued in the Company's restructuring accruals. The restructuring accruals are net of approximately $44.8 million of sublease income of which approximately $28.8 million represents estimated sublease income for sublease agreements yet to be negotiated and the remaining $16.0 million represents sublease income to be received under non-cancelable sublease agreements signed by December 31, 2002. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Standby Letter of Credit Commitments

        As of December 31, 2002, the Company had $16.7 million of outstanding commitments in the form of standby letters of credit in favor of the Company's various landlords to secure obligations under the Company's facility leases.

Legal Proceedings

        In April 2001, the Company filed a Form 8-K with the Securities and Exchange Commission reporting that several purported class action lawsuits had been filed against the Company and certain of its officers and directors. In each of the lawsuits, the plaintiffs sought to assert claims on behalf of a class of all persons who purchased securities of BroadVision between January 26, 2001 and April 2, 2001. The complaints alleged that BroadVision and the individual defendants violated federal securities laws in connection with its reporting of financial results for the quarter ended December 31, 2000. The lawsuits were consolidated into a single action. On November 5, 2001, BroadVision and the individual defendants filed motions to dismiss the consolidated complaint. On February 22, 2002, the Court granted these motions, dismissed the consolidated complaint without prejudice and ordered the lead plaintiff to file an amended complaint within 30 days. On March 25, 2002, the plaintiff filed its Second Amended Consolidated Complaint, which added claims for breach of fiduciary duty and named members of the Company's board of directors as additional defendants. All defendants filed motions to dismiss the Second Amended Consolidated Complaint on May 10, 2002. The hearing on the defendant's motion to dismiss was heard on August 30, 2002. On September 11, 2002, the Court (1) dismissed with prejudice the claims that the defendants violated federal securities laws, on the basis that the complaint failed to state a claim upon which relief could be granted, and (2) dismissed without prejudice the claims for breach of fiduciary duty, on the basis that the claims were made under state law and, in the absence of any remaining federal law claims, the Court would decline to exercise supplemental jurisdiction. The Company is not aware of plaintiffs filing an appeal of the Court's September 11, 2002 decision or filing another complaint in any other court. The Company believes that the action was without merit and will continue to defend itself vigorously should plaintiffs continue to pursue any of these claims.

        On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously. The trial date is set for July 14, 2003 in San Jose, California, in the United States District Court, Northern District, San Jose Division. The Company is unable to estimate the amount or range of any potential loss from this matter.

        On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners ("Cresa"), filed a suit against the Company in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to the Company's termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 and the parties expect the lawsuit to be dismissed in the second quarter of fiscal 2003.

        The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company's business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company's business, results of operations or financial condition.

Note 9—Restructuring

        During fiscal 2001 and fiscal 2002, the Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $110.4 million was recorded during fiscal 2002 and a pre-tax charge of $153.3 million was recorded during fiscal 2001 to provide for these actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range was estimated at $117.8 million for the charge related to fiscal 2002. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        The following table summarizes charges recorded during fiscal 2002 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Other	Total
Reserve balances, December 31, 2001	$817	$89,859	$113	$90,789
Restructuring charges	7,644	101,742	1,063	110,449
Cash payments	(6,929)	(78,019)	(1,097)	(86,045)
Non-cash portion	(107)	(18,891)	—	(18,998)

Reserve balances, December 31, 2002	$1,425	$94,691	$79	$96,195

        The nature of the charges summarized above is as follows:

        Severance and benefits—The Company recorded a charge of approximately $7.6 million during fiscal year ended December 31, 2002 related to severance benefits to terminated employees in the United States and various international locations. Costs incurred include severance, payroll taxes and COBRA benefits. Included in the $7.6 million is $107,000 of non-cash charges. These non-cash charges represent a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees. The compensation charge was calculated using the Black-Schools option pricing model. Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company's 2001 restructuring plan. Approximately $6.9 million of severance and benefits costs had been paid out during fiscal 2002 and the remaining $1.4 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by December 31, 2003. The Company's restructuring plan included plans to terminate the employment of approximately 430 employees in North and South America and approximately 95 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002, impacting all departments within the Company. The employment of approximately 525 employees was terminated during fiscal year 2002. As a result of these reductions, the Company expects annual salary savings of approximately $44.6 million.

        Facilities/Excess Assets—During fiscal year 2002, the Company revised its estimates and expectations with respect to its facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in the Company's 2001 restructuring plan based upon actual events and circumstances. Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by the Company. Based on the factors above, a facilities/excess assets charge of $101.7 million was recorded during fiscal year 2002 and includes non-cash asset impairment charges of approximately $18.9 million.

        Approximately $89.9 million of facilities related costs remained accrued as of December 31, 2001 as a result of the Company's 2001 restructuring plan. Net cash payments during fiscal year 2002 related to abandoned facilities amounted to $78.0 million. Actual future cash requirements may differ materially from the accrual at December 31, 2002, particularly if actual sublease income is significantly different from historical estimates. As of December 31, 2002, $94.7 million of lease termination costs, net of anticipated sublease income, is expected to be paid by the end of the second quarter of fiscal 2013. The Company expects to pay approximately $26.9 million over the next twelve months and the remaining $67.8 million from January 1, 2004 through June of fiscal 2013. The $94.7 million is net of approximately $44.8 million of estimated sublease income of which approximately $28.8 million represents sublease agreements yet to be negotiated.

        Other—The Company recorded charges of approximately $1.1 million during fiscal year 2002 for various incremental costs incurred as a direct result of the restructuring plan. The remaining reserve balance of $79,000 is expected to be paid in full by the end of the fourth quarter of 2003.

Note 10—Stockholders' Equity

Convertible Preferred Stock

        As of December 31, 2002, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have approved authorized shares of convertible preferred stock to 10,000,000.

  Warrants

        As of December 31, 2002, there were warrants outstanding to acquire 9,628 shares of common stock at an average price of $187.53. These warrants were issued in 1997 and 2000 in connection with revenue transactions. The warrants were valued using the Black-Scholes option-pricing model and revenues recorded net of the fair value of the warrants.

Common Stock

        On July 24, 2002, the Company announced that its Board of Directors had approved a one-for-nine reverse split of its common stock. The reverse split was effective as of 8:00 p.m. Eastern Daylight Time on July 29, 2002. Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock. The Company's common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002.

        During June 2001, the Company completed an acquisition in which it acquired Keyeon. Please see Note 2, Acquired Business, to Consolidated Financial Statements.

        During fiscal 2002 there were no increases in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan. During May 2001, the Board of Directors and the stockholders approved an increase in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan by 12,000,000 shares.

        The Company applies APB Opinion No. 25 and related interpretations when accounting for its stock option and stock purchase plans. As of December 31, 2002, the Company had reserved 96 million shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. 3,165 unvested shares were repurchased by the Company during the year ended December 31, 2002 at a weighted-average price of $11.77. As of December 31, 2002, 270 shares were subject to repurchase at a weighted-average price of $8.48. At December 31, 2001 and 2000, 7,952 and 68,094 shares, respectively, were subject to repurchase.

        The Company's President and Chief Executive Officer ("CEO") has options to purchase 2,219,999 shares of common stock at an average exercise price of $30.16 per share. On April 1, 1995, the Company's President and CEO was granted options to purchase 500,000 shares of common stock at an exercise price of $4.00 per share. These options vest ratably over a 60-month period commencing on grant whereas the first year is subject to cliff vesting. As of December 31, 2002, all of the 500,000 options were exercised. On June 23, 1999, the CEO was granted additional options to purchase 500,000 shares of common stock at an exercise price of $60.00 per share. The options vest ratably, 20% after year 1 and the remainder ratably over the next 48 months, over a 60-month period commencing on grant. As of December 31, 2002, 350,001 of the 500,000 additional options were vested. On May 25, 2001, the CEO was granted additional options to purchase 500,000 shares of common stock at an exercise price of $66.51 per share. The options vest ratably over the next 48 months, commencing on grant. As of December 31, 2002, 197,917 options from the May 25, 2001 grant were vested. On

November 27, 2001, the CEO was granted additional options to purchase 4,444 shares of common stock at an exercise price of $35.01 per share. The options vest ratably over the next 24 months, commencing on grant. As of December 31, 2002, 2,407 options from the November 27, 2001 grant were vested. On February 19, 2002, the CEO was granted additional options to purchase 55,555 shares of common stock at an exercise price of $18.63 per share. The options vest ratably over the next 48 months, commencing on grant. As of December 31, 2002, 11,574 options from the February 19, 2002 grant were vested. On October 30, 2002, the CEO was granted additional options to purchase 1,160,000 shares of common stock at an exercise price of $2.16 per share. The options vest ratably over the next 48 months, commencing on grant. As of December 31, 2002, 48,333 options from the October 30, 2002 grant were vested.

        Activity in the Company's stock option plan is as follows:

	Years ended December 31,
	2002		2001		2000
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	5,239	$44.73	4,488	$119.07	4,442	$57.24
Granted	3,635	4.76	3,511	44.82	1,211	278.37
Exercised	(226)	4.52	(417)	12.15	(820)	16.47
Forfeited	(2,612)	34.57	(2,343)	190.17	(345)	127.89
Outstanding at end of period	6,036	$26.32	5,239	$44.73	4,488	$119.07
Options exercisable at end of period	1,861	$45.02	1,558	$41.31	1,124	$50.67

Weighted-average fair value of options Granted during the period		$4.16		$41.13		$258.03

        The following table summarizes stock options outstanding under the plan as of December 31, 2002:

				Exercisable
		Outstanding Weighted-Average Remaining Contractual Life in Years
Range of Exercise Prices	Options (000's)		Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
$1.50—1.50	423	9.81	1.50	14	1.50
2.16—2.16	1,494	9.83	2.16	54	2.16
2.36—7.92	877	8.89	5.20	136	6.86
8.50—12.15	626	9.06	10.07	82	11.95
12.50—30.50	433	6.42	19.03	318	17.96
35.01—35.01	686	8.91	35.01	412	35.01
35.25—60.00	674	6.45	55.33	484	54.98
66.51—66.51	662	8.40	66.51	267	66.51
87.19—448.31	160	7.36	188.34	93	182.87
475.31—475.31	1	7.49	475.31	1	475.31

	6,036	8.66	26.32	1,861	$45.02

        The Company grants options outside of the Company's stock option plan. The terms of these options are generally identical to those granted under the Company's plan. A summary of options outside of the plan is presented below:

	Years ended December 31,
	2002		2001		2000
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	975	$78.26	2,478	$128.43	1,740	$54.54
Granted	2,123	2.26	330	28.35	1,286	211.86
Exercised	(9)	7.50	(653)	6.66	(265)	56.52
Forfeited	(618)	56.94	(1,180)	213.66	(283)	120.24
Outstanding at end of period	2,471	$18.49	975	$78.30	2,478	$128.43
Exercisable at end of Period	458	$59.49	418	$74.70	913	$27.54

Weighted-average fair value of options granted during the period		$1.96		$32.04		$279.36

        The following table summarizes stock options, granted outside the plan, outstanding as of December 31, 2002:

				Exercisable
		Outstanding Weighted-Average Remaining Contractual Life in Years
Range of Exercise Prices	Options (000's)		Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
$0.80—$.80	50	3.16	$.80	50	$.80
1.50—1.50	1,773	9.81	1.50	66	1.50
2.55—30.50	255	7.97	12.41	108	18.68
31.93—116.75	334	7.42	74.11	197	77.81
164.25—241.88	48	7.29	240.82	29	240.44
258.66—258.66	1	7.01	258.66	—	258.66
310.50—310.50	5	2.67	310.50	5	310.50
381.94—381.94	4	7.09	381.94	2	381.94
435.98—453.46	1	7.09	435.98	1	435.98

	2,471	9.10	$18.49	458	$59.49

        During the year ended December 31, 2002 the Company recorded compensation expense of $846,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $739,000 of the charge is recorded in general and administrative expense and the remaining $107,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

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

        During the second quarter of 2001, the Company announced a voluntary stock option exchange program, or Offer, for its employees and directors. Under the program, BroadVision employees and directors had the opportunity, if they so chose, to cancel outstanding "underwater" stock options, which were options that had an exercise price that was higher than the price of the Company's Common Stock on the date that the Offer expired, previously granted to them in exchange for an equal number of new options to be granted at a future date. The Offer remained outstanding until 5:00p.m., Pacific Daylight Time, on May 25, 2001 (the "Expiration Date"). The exercise price of the new options was equal to the fair market value of our common stock on the date of grant, which was November 27, 2001. Acceptance of the Offer required a participant electing to exchange any underwater options to also exchange any other options granted to him or her during the six months before or after the Expiration Date. The exchange program was designed to comply with FASB Interpretation No. 44, Accounting for Certain Transactions Involving Stock Compensation, and is not expected to result in any additional compensation charges or variable plan accounting. Employees located in Sweden were not eligible for this program. A total of 937 individuals elected to participate in the Offer. These individuals tendered a total of 2.7 (just divided by 9) million options to purchase common stock in return for the Company's promise to grant new options on the grant date of November 27, 2001. A total of 1.1 million options were granted at the fair market value of $35.01 per share, the opening price of the Company's common stock on November 27, 2001, to those employees who had been continuously employed with the Company from the date they tendered their original options through November 27, 2001.

Pro Forma Disclosure

Employee Stock Purchase Plan

        On February 7, 2002, the Board of Directors approved an increase by an amount not to exceed 5% of the number of shares outstanding for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued approximately 555,278, 293,112 and 120,889 shares to employees in the years ended December 31, 2002, 2001 and 2000, respectively. Under SFAS No. 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of approximately 2 months, and the following weighted-average assumptions:

	Years ended December 31,
	2002	2001	2000
Risk-free interest rate	1.06%	1.67%	4.50%
Volatility	122%	143%	136%

        The weighted-average fair value of the purchase rights granted in the years ended December 31, 2002, 2001, and 2000, was $2.94, $18.00, and $115.83, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Years ended December 31,
	2002	2001	2000
Expected life	3.5 years	4.0 years	4.4 years
Risk-free interest rate	1.93%	3.82%	4.75%
Volatility	122%	143%	136%

        Had compensation cost for the Company's stock option plan and stock purchase plan been determined consistent with SFAS No. 123, the Company's reported net income (loss) and net earnings

(loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years ended December 31,
	2002	2001	2000
Net (loss) income:
As reported	$(170,522)	$(836,259)	$(161,629)
Pro forma	$(217,655)	$(795,584)	$(484,587)
Basic net (loss) earnings per share:
As reported	$(5.32)	$(27.20)	$(5.60)
Pro forma	$(6.80)	$(25.87)	$(16.79)
Diluted net (loss) earnings per share:
As reported	$(5.32)	$(27.20)	$(5.60)
Pro forma	$(6.80)	$(25.87)	$(16.79)

Note 11—Employee Benefit Plan

        The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations ($12,000 for the year ended December 31, 2002).

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

        The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Software licenses	$40,483	$101,480	$250,838
Services	36,763	87,083	118,511
Maintenance	38,652	59,860	46,150

Total Revenues	$115,898	$248,423	$415,499

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

        Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2002	2001	2000
Revenues:
Americas	$70,125	$150,248	$273,616
Europe	39,511	75,130	107,542
Asia/Pacific	6,262	23,045	34,341

Total Company	$115,898	$248,423	$415,499

	December 31,
	2002	2001
Long-lived assets:
Americas	$84,727	$131,874
Europe	1,175	3,547
Asia/Pacific	892	2,425

Total Company	$86,794	$137,846

        During the years ended December 31, 2002, 2001 and 2000 no customer accounted for 10% or more of the Company's revenues.

Note 13—Subsequent Events

        In March 2003, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit remains unchanged at $25.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (4.25% as of March 1, 2003). At December 31, 2002, $25.0 million was outstanding and is due to expire in February, 2004. Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires the Company to maintain certain levels in cash and cash equivalents, short-term investment and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires the Company to maintain certain levels on deposit with the Company's commercial lender and certain quarterly net income (loss) levels.

        On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners ("Cresa"), filed a suit against the Company in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to the Company's termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 and the parties expect the lawsuit to be dismissed in the second quarter of fiscal 2003.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        On April 8, 2002, we received notice from our independent public accountant Arthur Andersen LLP ("Andersen") of its resignation as our auditor as a result of our plans to change independent public accountants for the fiscal year ending December 31, 2002 due to an anticipated future non-audit business relationship between the two companies.

        The reports of Andersen on our financial statements for the past two fiscal years contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During our two most recent fiscal years, and through April 8, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Andersen would have caused them to make reference thereto in their report.

        During our two most recent fiscal years, except as described below, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). In a letter dated March 30, 2001, Andersen informed us that they noted certain matters involving our internal controls that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The reportable conditions related to our purchase requisition processes and invoice processing procedures. Members of our Audit Committee of the Board of Directors discussed this matter with Andersen. We have implemented procedures to address this matter. We have authorized Andersen to respond fully to the inquiries of the successor accountant concerning this matter.

        On May 7, 2002, we engaged the services of BDO Seidman, LLP as our new independent auditors for our fiscal year ended December 31, 2002. Our Board of Directors, with the recommendation of the Audit Committee of the Board of Directors, authorized and approved the engagement of BDO Seidman. In deciding to select BDO Seidman, the Audit Committee and our management considered auditor independence issues raised by commercial relationships we have or may have with certain accounting firms. With respect to BDO Seidman, we do not have any commercial relationship with BDO Seidman that would impair its independence. During our two most recent fiscal years ended December 31, 2001, and the subsequent interim period through May 7, 2002, we did not consult with BDO Seidman regarding any of the matters or events set forth in Item 304(a)(2)(i) and (ii) of Regulation S-K.

PART III

        Certain information required by Part III is incorporated by reference in this Report from the Company's definitive proxy statement for its 2003 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Other than the identification of executive officers, which is set forth in Part I, Item 1 hereof, the information required by this Item is incorporated by reference to the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the sections entitled "Executive Compensation" and "Certain Transactions" in the Proxy Statement.

ITEM 14. CONTROLS AND PROCEDURES

        (a)  Based on his evaluation of our disclosure controls and procedures conducted within 90 days of the date of filing this report on Form 10-K, our Chief Executive Officer, who is also acting in the capacity of chief financial officer, has concluded that our disclosure controls and procedures (as defined in Rules 13a-14(c) and 15d-14(c) promulgated under the Securities Exchange Act of 1934) are effective.

        (b)  There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in paragraph (a) above.

Limitations on the Effectiveness of Controls

        The Company's management, including the Chief Executive Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

        (a)  The following documents are filed as a part of this Report.

  1.
  Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

    Reports of Independent Public Accountants

    Consolidated Balance Sheets as of December 31, 2002 and 2001

    Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2002.

    Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2002.

    Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2002.

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

        (b)  Reports on Form 8-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 31st day of March 2003.

BROADVISION, INC.
By:	/s/ PEHONG CHEN Pehong Chen Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pehong Chen to sign any amendments to this Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorneys-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEHONG CHEN Pehong Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 31, 2003
/s/ DAVID L. ANDERSON David L. Anderson	Director	March 31, 2003
/s/ TODD A. GARRETT Todd A. Garrett	Director	March 31, 2003
/s/ KOH BOON HWEE Koh Boon Hwee	Director	March 31, 2003
/s/ JAMES D. DIXON James D. Dixon	Director	March 31, 2003
/s/ CARL PASCARELLA Carl Pascarella	Director	March 31, 2003

CERTIFICATIONS

        I, Pehong Chen, certify that:

          1.    I have reviewed this annual report on Form 10-K of BroadVision, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003
/s/ PEHONG CHEN Pehong Chen Chief Executive Officer

        I, Pehong Chen, certify that:

          1.    I have reviewed this annual report on Form 10-K of BroadVision, Inc.;

          2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

          3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

          4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

            a)    Designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

            b)    Evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

            c)    Presented in this annual report my conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

          5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

            a)    All significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

            b)    Any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

          6.    The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	March 31, 2003
/s/ PEHONG CHEN Pehong Chen Acting Chief Financial Officer

REPORT ON FINANCIAL STATEMENT SCHEDULE
OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        The audit referred to in our report dated January 24, 2003, except for Note 13 and the penultimate paragraph of Note 6, as to which the date is March 28, 2003, relating to the consolidated financial statements of BroadVision, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audit. The financial statement schedule of BroadVision, Inc. as of December 31, 2001 and 2000 and for the two years then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, in their report dated March 29, 2002.

        In our opinion, the financial statement schedule as of and for the year ended December 31, 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

                      /s/ BDO Seidman, LLP

San Jose, California
January 24, 2003, except for Note 13
and the penultimate paragraph of Note 6,
as to which the date is March 28, 2003

THIS IS A COPY OF THE REPORT PREVIOUSLY ISSUED IN CONNECTION WITH BROADVISION, INC.'S 2001 REPORT ON FORM 10-K AND HAS NOT BEEN REISSUED BY ARTHUR ANDERSEN LLP.

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

                      /s/ ARTHUR ANDERSEN LLP

San Jose, California
March 29, 2002

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions (1)	Balance at End of Period
Allowance for doubtful accounts and reserves:
Year Ended December 31, 2002	$8,194	$3,979	$6,671	$5,502

Year Ended December 31, 2001	$4,015	$8,298	$4,119	$8,194

Year Ended December 31, 2000	$1,446	$2,687	$118	$4,015

(1)
Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2001

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(13)	Certificate of Amendment of Certificate of Incorporation.
3.3(1)	Amended and restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.2.
4.3(1)	Second Amended and Restated Investor's Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders.
10.1(16)(a)	Equity Incentive Plan as amended May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.5(16)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the Company.
10.9(1)	Series D Preferred Stock Option Agreement dated February 27, 1996 between the Company and Pehong Chen.
10.10(1)(a)	Stock Option Plan.
10.11(1)(a)	Form of Incentive Stock Option under the Stock Option Plan.
10.12(1)(a)	Form of Nonstatutory Stock Option under the Stock Option Plan.
10.13(2)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.14(3)	Loan and Security Agreement dated July 2, 1997 between the Company and Silicon Valley Bank.
10.15(4)	First Amendment to Loan and Security Agreement dated February 5, 1998 between the Company and Silicon Valley Bank.
10.16(5)	Agreement and Plan of Merger and Reorganization dated January 26, 2000 among the Company, Infiniti Acquisition Sub, Inc. and Interleaf, Inc.
10.17(6)
Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.
10.18(6)
Triple Net Building Lease dated February 15, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.

10.19(6)
Triple Net Building Lease dated February 15, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.
10.20(7)(a)	2000 Non-Officer Incentive Plan.
10.21(8)	Lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.22(8)	Amendment of Lease dated April 26, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.23(9)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the Company and IONA Technologies, PLC, as amended.
10.24(10)	Fourth Loan Modification Agreement dated August 3, 2001 between the Company and Silicon Valley Bank.
10.25(11)	Loan Modification Agreement dated November 1, 2001 between the Company and Silicon Valley Bank.
10.26(11)(a)	Offer Letter dated October 19, 2001 between the Company and Francis Barton.
10.27(12)	Amended and Restated Loan and Security Agreement dated March 31, 2002 between the Company and Silicon Valley Bank.
10.28(14)	Agreement to Resolve Certain Tenant Improvement Disputes with Respect to B-4, B-5 & B-6 dated January 8, 2002 between the Company and Pacific Shores Development LLC.
10.29(14)
First Amendment to Lease (Building 4 and 5—1700 and 1800 Seaport Boulevard) (Lease Termination and Mutual General Release Agreement) dated May 9, 2002 between the Company and Pacific Shores Development LLC.
10.30(14)	First Amendment to Lease (Building 6—1600 Seaport Boulevard) dated May 9, 2002 between the Company and Pacific Shores Development LLC.
10.31(14)	Offer Letter dated May 14, 2002 between the Company and Andrew Nash.
10.32(15)	Offer Letter dated September 3, 2002 between the Company and Philip L. Oreste.
10.33(15)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
21.1	Subsidiaries of the Company.
23.2	Consent of BDO Seidman, LLP.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on 10-K may be filed, is included on the signature pages hereto.
99.1	CEO and Acting CFO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§ 1350, as adopted)

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)
Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (SEC File No. 000-28252).

(3)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 1997 filed on August 14, 1997 (SEC File No. 000-28252).

(4)
Incorporated by reference to the Company's Registration Statement on Form S-3 filed on March 4, 1998 (SEC File No. 333-47339).

(5)
Incorporated by reference to the Company's Registration Statement on Form S-4 filed on March 6, 2000.

(6)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2000 filed on May 15, 2000.

(7)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on April 19, 2000.

(8)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2000 filed on August 14, 2000.

(9)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

(10)
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2001 filed on November 14, 2001.

(11)
Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2001 filed on April 1, 2002.

(12)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2002 filed on May 16, 2002.

(13)
Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.

(14)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2002 filed on August 14, 2002.

(15)
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

(16)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 1, 2002.

(a)
Represents a management contract or compensatory plan or arrangement.

(b)
Confidential treatment requested.

QuickLinks

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K YEAR ENDED DECEMBER 31, 2002
TABLE OF CONTENTS
PART I.
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (Continued) (in thousands)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (Continued) (in thousands)
BROADVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2002
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
CERTIFICATIONS
REPORT ON FINANCIAL STATEMENT SCHEDULE OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT ON FINANCIAL STATEMENT SCHEDULE OF INDEPENDENT PUBLIC ACCOUNTANTS
BROADVISION, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2001 INDEX TO EXHIBITS