Form 10-Q
period 2003-03-31
BROADVISION INC
filed 2003-05-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐ No  ☒

As of  May 7, 2003, there were 32,723,949 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2003

PART I.  FINANCIAL INFORMATION

Item 1.    Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2003	December 31, 2002
	(unaudited)
ASSETS

Cash and cash equivalents	$98,975	$77,386
Short-term investments	3,649	24,484
Accounts receivable, less allowance for doubtful accounts and reserves of $4,781 as of March 31, 2003 and $5,502 as of December 31, 2002	14,790	22,917
Prepaids and other	5,723	9,181

Total current assets	123,137	133,968

Property and equipment, net	22,950	26,600
Long-term investments	152	587
Restricted cash	16,759	16,704
Equity investments	1,809	2,083
Goodwill	53,421	53,421
Other intangibles, net	3,012	3,899
Other assets	2,683	2,874

Total assets	$223,923	$240,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings and current portion of long-term debt	$25,977	$25,977
Accounts payable	8,462	8,105
Accrued expenses	46,721	55,787
Unearned revenue	10,510	14,158
Deferred maintenance	20,773	24,325

Total current liabilities	112,443	128,352

Long-term debt, net of current portion	1,701	1,945
Other noncurrent liabilities	66,529	68,206

Total liabilities	180,673	198,503

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 32,685 shares issued and outstanding as of March 31, 2003 and 32,440 shares issued and outstanding as of December 31, 2002	3	3
Additional paid-in capital	1,211,110	1,210,797
Accumulated other comprehensive loss, net of tax	4	37
Accumulated deficit	(1,167,867)	(1,169,204)
Total stockholders’ equity	43,250	41,633

Total liabilities and stockholders’ equity	$223,923	$240,136

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts; unaudited)

	Three Months Ended March 31,
	2003	2002
Revenues:
Software licenses	$7,975	$8,179
Services	16,480	22,276
Total revenues	24,455	30,455

Cost of revenues:
Cost of software licenses	388	1,100
Cost of services	6,558	12,334
Total cost of revenues	6,946	13,434

Gross profit	17,509	17,021

Operating expenses:
Research and development	6,151	13,975
Sales and marketing	6,832	16,178
General and administrative	2,288	6,193
Intangible amortization	887	887
Restructuring charge	1,035	5,380
Impairment of assets	—	2,276
Total operating expenses	17,193	44,889

Operating income (loss)	316	(27,868)

Interest income	434	1,525
Other income (expense), net	642	(9,602)

Income (loss) before provision for income taxes	1,392	(35,945)

Provision for income taxes	55	177

Net income (loss)	$1,337	$(36,122)

Basic net income (loss) per share	$0.04	$(1.14)
Diluted net income (loss) per share	$0.04	$(1.14)

Shares used in computing:
Basic net income (loss) per share	32,447	31,673
Diluted net income (loss) per share	34,727	31,673

Comprehensive loss:
Net income (loss)	$1,337	$(36,122)
Other comprehensive (loss) income, net of tax: Unrealized investment (losses) gains	(33)	4,393
Total comprehensive income (loss)	$1,304	$(31,729)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Three Months Ended March 31,
	2003	2002
Cash flows from operating activities:
Net income (loss)	$1,337	$(36,122)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	3,444	5,499
Provision for doubtful accounts and reserves	(488)	934
Amortization of prepaid royalties	358	830
Realized loss on cost method long-term investments	35	8,550
Amortization of other intangibles	887	887
Stock-based compensation charge	49	608
Restructuring charge, non cash	—	1,003
Loss on sale of assets	—	174
Impairment of assets	—	2,276
Changes in operating assets and liabilities:
Accounts receivable	8,615	10,592
Prepaids and other	3,100	(1,120)
Accounts payable and accrued expenses	(3,882)	(3,620)
Restructuring reserves	(6,145)	(7,755)
Unearned revenue and deferred maintenance	(7,200)	(2,447)
Other noncurrent assets	191	539
Net cash provided by (used for) operating activities	301	(19,172)

Cash flows from investing activities:
Purchase of property and equipment	(132)	(841)
Transfer from (to) restricted cash	(55)	—
Proceeds from sale of assets	—	240
Purchase of long-term investments	(2,729)	(2,349)
Sales/maturity of long-term investments	3,403	9,658
Purchase of short-term investments	(2,917)	(18,588)
Sales/maturity of short-term investments	23,698	17,776
Net cash provided by investing activities	21,268	5,896

Cash flows from financing activities:
Proceeds from issuance of common stock, net	264	1,630
Repayments of borrowings	(244)	(244)
Net cash provided by financing activities	20	1,386

Net increase (decrease) in cash and cash equivalents	21,589	(11,890)
Cash and cash equivalents at beginning of period	77,386	75,758
Cash and cash equivalents at end of period	$98,975	$63,868

Supplemental disclosures of cash flow information:
Cash paid for interest	$373	$74
Cash paid for income taxes	$211	$178

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision develops, markets and supports enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity. As of March 31 2003, more than 1,200 companies and government entities around the globe use the Company’s applications to facilitate their portal-based commerce and information access initiatives.

BroadVision was founded in 1993 and has been a publicly traded corporation since 1996. BroadVision pioneered web-based e-commerce and was among the first to offer pre-integrated, packaged applications to power enterprise business portals.

BroadVision’s enterprise portal applications allow organizations to unify and extend their key business applications, information, and business processes by taking advantage of the power of the web and new wireless and mobile devices to allow customers, partners, and employees to do business on their own terms, in a personalized and collaborative way.  BroadVision solutions allow multiple constituents to serve themselves from anywhere, at anytime, through any web device.  BroadVision enterprise portal applications enable organizations to create business value by transforming the way they do business; moving business interactions and transactions from a manual, human-assisted paradigm to an automated, personalized self-service model that enhances growth, reduces costs and improves productivity.

The Company believes its products improve its customers’ revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits.  The Company’s applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because the Company provides pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner. Because of the Company’s commitment to open standards and open architecture, BroadVision applications integrate with its customers’ existing systems and expand as its customers’ needs and businesses grow.

Supporting this application infrastructure, as of March 31, 2003, are more than 100 partner firms around the world who are working to ensure the Company’s joint customers’ success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers’ implementations.

BroadVision markets its products and services worldwide through a direct sales force and independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, its sales are promoted through independent professional consulting organizations, known as systems integrators. The Company has operations in North America, Europe, and Asia/Pacific.

BroadVision Global Services (“BVGS”) organization provides a full spectrum of global services to help ensure success for businesses, including strategic services, implementation services, migration services and ongoing training and maintenance.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of March 31, 2003 and for the three months ended March 31, 2003 and 2002 are unaudited. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with accounting principles generally accepted in the United States of America.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s Form 10-K and other documents that have been filed with the Securities and Exchange Commission (“SEC”). The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future periods.

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website.  Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition , as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

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

Stock Split

On July 24, 2002, the Company announced that its Board of Directors had approved a one-for-nine reverse split of the Company’s common stock. The reverse split was effective July 29, 2002. Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock. The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for this stock split.

Employee Stock Option and Purchase Plans

The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion No. 25, Accounting for Stock Issued to Employees, Financial Accounting Standards Board Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB No. 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price on such date. Pursuant to Statement of Financial Accounting Standards (“SFAS”) No. 123, Accounting for Stock-Based Compensation, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS No. 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

The Company applies APB Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB No. 25, the Company applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.

During the three months ended March 31, 2003, the Company recorded compensation expense of $49,000. This charge was recorded as a result of granting a third-party consultant common stock in the Company.  The charge was calculated based upon the market value of the underlying stock.  During the three months ended March 31, 2002, the Company recorded compensation expense of $608,000.  This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model.

We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three Months Ended March 31,
	2003	2002
Net income (loss) as reported	$1,337	$(36,122)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	49	608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,655)	(24,840)
Pro forma net loss	(269)	(60,354)

Earnings (loss) per share:
Basic—as reported	$0.04	$(1.14)
Basic—pro forma	$(0.01)	$(1.91)

Diluted—as reported	$0.04	$(1.14)
Diluted—pro forma	$(0.01)	$(1.91)

Net Earnings (Loss) Per Share

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

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended March 31,
	2003	2002
Net income (loss)	$1,337	$(36,122)

Weighted average common shares outstanding utilized for basic net income (loss) per share	32,447	31,673
Potential common shares	2,280	—
Weighted average common shares outstanding utilized for diluted net income (loss) per share	34,727	31,673
Basic net income (loss) per share	$0.04	$(1.14)
Diluted net income (loss) per share	$0.04	$(1.14)

For the three months ended March 31, 2002, 455,000 potential common shares are excluded from the determination of diluted net loss per share as the effect of such shares is anti-dilutive.

Allowances and Reserves

Occasionally, the Company’s customers experience financial difficulty after the Company records the revenue but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s normal payment terms are 30 to 90 days from invoice date. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required

Restructuring

The Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of the Company’s workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

The Company accounts for severance and benefits termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) for exit or disposal activities initiated prior to December 31, 2002. Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities.  The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan.

The Company accounts for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charge related to the restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company’s lease obligations. Specifically, in determining the restructuring obligations related to facilities as of March 31, 2003, the Company reduced its lease obligations by estimated sublease income of $30.3 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

These estimates, along with other estimates made by management in connection with the restructuring, may vary significantly depending, in part, on factors that may be beyond the Company’s control. Specifically, these estimates will depend on the Company’s success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to its restructuring obligations in current operations based on management’s most current estimates.

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

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash, long-term investments, equity investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value. The Company’s equity investments are comprised of investments in public and non-public technology-related companies. The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies. During the three months ended March 31, 2003, impairment charges on the Company’s cost method equity investments were not significant. During the three months ended March 31, 2002, the Company recorded $8.6 million in impairment charges on its cost method equity investments.

New Accounting Pronouncements

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities,” which addresses consolidation by business enterprises of variable interest entities that either: (i) do not have sufficient equity investment at risk to permit the entity to finance its activities without additional subordinated financial support, or (ii) the equity investors lack an essential characteristic of a controlling financial interest. FIN 46 requires disclosure of Variable Interest Entities (“VIEs”) in financial statements issued after January 31, 2003, if it is reasonably possible that as of the transition date: (i) the company will be the primary beneficiary of an existing VIE that will require consolidation or, (ii) the company will hold a significant variable interest in, or have significant involvement with, an existing VIE. The company does not have any entities that will require disclosure or new consolidation as a result of adopting the provisions of FIN 46.

Note 2.   Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Furniture and fixtures	$9,149	$9,138
Computers and software	49,650	49,579
Leasehold improvements	21,506	21,456
	80,305	80,173
Less accumulated depreciation and amortization	(57,355)	(53,573)
	$22,950	$26,600

Accrued expenses consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Employee benefits	$2,097	$2,081
Commissions and bonuses	1,471	2,027
Sales and other taxes	8,452	11,956
Restructuring (See Note 6)	24,647	29,056
Other	10,054	10,667
	$46,721	$55,787

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2003	December 31, 2002
	(unaudited)
Restructuring (See Note 6)	$65,403	$67,139
Other	1,126	1,067
	$66,529	$68,206

Note 3.   Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. In March 2002, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit was increased from $10.0 million to $25.0 million. The Company further renewed and amended its revolving credit facility in March 2003 under similar terms. Borrowings under the revolving line of credit are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate (4.25% as of March 31, 2003). Interest is due monthly and principal is due at expiration in February 2004. The amended and restated loan and security agreement requires the Company to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires the Company to maintain certain levels on deposit with the Company’s commercial lender and certain quarterly net income (loss) levels.  At March 31, 2003 and December 31, 2002, $25.0 million was outstanding.

As of March 31, 2003 and December 31, 2002, outstanding term debt borrowings were approximately $2.7 million and $2.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (4.25% as of March 31, 2003 and December 31, 2002) and prime rate plus 1.25% (5.50% as of March 31, 2003 and December 31, 2002). Principal and interest are due in consecutive monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Commitments totaling $16.8 million and $16.7 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of March 31, 2003 and December 31, 2002, respectively, in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Note 4.   Commitments and Contingencies

In November 2002, the FASB issued FASB Interpretation No. 45 (“FIN 45”), Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others—an interpretation of FASB Statements No. 5, 57 and 107 and rescission of FIN 34.  FIN 45 requires that disclosures be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued and clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken in issuing the guarantee.  FIN 45 does not apply to certain guarantee contracts, such as residual value guarantees provided by lessees in capital leases, guarantees that are accounted for as derivatives, guarantees that represent contingent consideration in a business combination, guarantees issued between either parents and their subsidiaries or corporations under common control, a parent’s guarantee of a subsidiary’s debt to a third party, and a subsidiary’s guarantee of the debt owed to a third party by either its parent or another subsidiary  of that parent.  This interpretation is effective on a prospective basis for guarantees issued or modified after December 31, 2002 and for financial statements of interim or annual periods ending after December 15, 2002.  This interpretation did not have a material impact on the Company’s financial position or results of operations.

On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard’s rights to resell BroadVision software effective February 15, 2002. In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision’s business-to-business customer portals software products and a limited use license for BroadVision’s One-to-One Enterprise software product. Hewlett-Packard’s license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12.0 million. In addition, the Company will pay back to Hewlett-Packard a portion of the unused prepaid royalty payments, received from Hewlett-Packard in prior periods totaling approximately $2.4 million. The amounts payable under this agreement are due quarterly and are included in Accrued Liabilities in the accompanying consolidated balance sheets.

Warranties and Indemnification

                The Company provides a warranty to its customers that its software will perform substantially in accordance with documentation typically for a period of 90 days following receipt of the software. The Company also indemnifies certain customers from third party claims of intellectual property infringement relating to the use of its products. Historically, costs related to these guarantees have not been significant and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

                The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of March 31, 2003. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in thousands):

Years Ended December 31,	Operating Leases
2003	$19,520
2004	25,855
2005	25,652
2006	22,620
2007	20,495
2008 and thereafter	81,487

Total minimum lease payments	$195,629

As of March 31, 2003, $80.1 million of future minimum lease payments, net of anticipated sublease income, is accrued in the Company’s restructuring accruals. The restructuring accruals are net of approximately $43.7 million of sublease income of which approximately $30.3 million represents estimated sublease income for sublease agreements yet to be negotiated and the remaining $13.4 million represents sublease income to be received under non-cancelable sublease agreements signed prior to March 31, 2003.

Standby Letter of Credit Commitments

As of March 31, 2003, the Company had $16.8 million of outstanding commitments in the form of standby letters of credit in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations and is defending itself vigorously. The trial date is set for September 2, 2003 in San Jose, California, in the United States District Court, Northern District, San Jose Division. The Company is unable to estimate the amount or range of any potential loss from this matter.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners (“Cresa”), filed a suit against the Company in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 under which the Company made a one-time payment of $2.2 million in April 2003.

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

Note 5.   Geographic, Segment and Significant Customer Information

The Company operates in one segment, electronic business commerce solutions. The Company’s reportable segment includes the Company’s facilities in North and South America (“Americas”), Europe and Asia Pacific and the Middle East (“Asia/Pacific”). The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Software licenses	$7,975	$8,179
Services	6,471	11,688
Maintenance	10,009	10,588
Total revenues	$24,455	$30,455

The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, VARs and application service providers ASPs. In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. The Company currently operates in three primary geographical territories, Americas, Europe and Asia/Pacific.

Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Three months ended March 31,
	2003	2002
Revenues:
Americas	$13,308	$18,202
Europe	8,321	10,843
Asia/Pacific	2,826	1,410
Total Company	$24,455	$30,455

	March 31, 2003	December 31, 2002
Long-lived assets:
Americas	$80,407	$84,727
Europe	864	1,175
Asia/Pacific	796	892
Total Company	$82,067	$86,794

During the three months ended March 31, 2003 and 2002 no customer accounted for 10% or more of the Company’s revenues.

Note 6.   Restructuring Charges

The Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $1.0 million was recorded during the three months ended March 31, 2003 and a pre-tax charge of $5.4 million was recorded during the three months ended March 31, 2002 to provide for these actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range was not materially different from the low end of the range for the charge related to the three months ended March 31, 2003. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table summarizes charges recorded during the three months ended March 31, 2003 for exit activities (in thousands):

	Severance and Benefits	Facilities	Other	Total
Reserve balances, December 31, 2002	$1,425	$94,691	$79	$96,195
Restructuring charges	(138)	1,173	—	1,035
Cash payments	(174)	(6,959)	(47)	(7,180)
Reserve balances, March 31, 2003	$1,113	$88,905	$32	$90,050

The nature of the charges summarized above is as follows:

Severance and benefits–The Company recorded a charge of approximately $(138,000) during the three months ended March 31, 2003.  This charge relates primarily to the reversal of severance recorded in prior periods for an individual who continued to provide service for the Company.  As such, any payments to such individual represent salary expense in the Company’s statement of operations as opposed to severance expense included in restructuring.  Remaining costs included in the company’s severance accrual represent costs incurred for severance, payroll taxes and COBRA benefits. Approximately $1.4 million of severance and benefits costs were accrued at December 31, 2002 as a result of the Company’s 2002 restructuring plan. Approximately $174,000 of severance and benefits costs were paid out during the three months ended March 31, 2003 and the remaining $1.1 million is expected to be paid in full by March 31, 2004.

Facilities—During the three months ended March 31, 2003, the Company recorded a charge of $1.2 million, primarily related to the Company’s revision of some of its estimates with respect to anticipated future subleases.  This revision was necessary due to a further decline in the market for commercial real estate.  The Company obtained the adjusted rates based upon current market indicators and information obtained from a third party real estate expert.

Approximately $94.7 million of facilities related costs remained accrued as of December 31, 2002 as a result of the Company’s 2002 restructuring plan. Net cash payments during the three months ended March 31, 2003 related to abandoned facilities amounted to $7.0 million. Actual future cash requirements may differ materially from the accrual at March 31, 2003, particularly if actual sublease income is significantly different from historical estimates. As of March 31, 2003, $88.9 million of lease termination costs, net of anticipated sublease income, is expected to be paid by the end of the second quarter of fiscal 2013. The Company expects to pay approximately $23.5 million over the next twelve months and the remaining $65.4 million from April 1, 2004 through June of fiscal 2013. The $88.9 million is net of approximately $43.7 million of estimated sublease income of which approximately $30.3 million represents sublease agreements yet to be negotiated.

Other—The Company recorded charges in prior periods resulting in an accrued balance of $79,000 as of December 31, 2002 for various incremental costs incurred as a direct result of the restructuring plan. The Company paid out approximately $47,000 during the three months ended March 31, 2003.  The remaining reserve balance of $32,000 is expected to be paid in full by the end of the first quarter of 2004.

Note 7.  Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	March 31, 2003	December 31, 2002
Goodwill	$437,206	$437,206
Other intangibles	22,732	22,732
	459,938	459,938
Less: Accumulated amortization	(403,505)	(402,618)
Goodwill and other intangibles, net	$56,433	$57,320

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

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at December 31, 2002 and March 31, 2003, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at March 31, 2003.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets have been fully amortized as of March 31, 2003.

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

Overview

We develop, market and support enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity. As of March 31, 2003, more than 1,200 companies and government entities around the globe use our applications to facilitate their portal-based commerce and information access initiatives.

BroadVision was founded in 1993 and has been a publicly traded corporation since 1996. We pioneered web-based e-commerce and were among the first to offer pre-integrated, packaged applications to power enterprise business portals.

Our enterprise portal applications allow organizations to unify and extend their key business applications, information, and business processes by taking advantage of the power of the web and new wireless and mobile devices to allow customers, partners, and employees to do business on their own terms, in a personalized and collaborative way. Our solutions allow multiple constituents to serve themselves from anywhere, at anytime, through any web device. Our enterprise portal applications enable organizations to create business value by transforming the way they do business; moving business interactions and transactions from a manual, human-assisted paradigm to an automated, personalized self-service model that enhances growth, reduces costs and improves productivity.

We believe our products improve our customers’ revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because we provide pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner. Because of our commitment to open standards and open architecture, BroadVision applications integrate with our customers’ existing systems and expand as our customers’ needs and businesses grow.

Supporting this application infrastructure, as of March 31, 2003, are more than 100 partner firms around the world who are working to ensure our joint customers’ success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers’ implementations.

We market our products and services worldwide through a direct sales force and independent distributors, value-added resellers ("VARs") and application service providers ("ASPs"). In addition, our sales are promoted through independent professional consulting organizations, known as systems integrators. We have operations in North America, Europe, and Asia/Pacific.

BroadVision Global Services ("BVGS") organization provides a full spectrum of global services to help ensure success for businesses, including strategic services, implementation services, migration services and ongoing training and maintenance.

Recent Events

We have experienced a general downturn in the economy, our industry and our business since the beginning of 2001. This downturn is likely to continue in the future and has had and is likely to continue to have an impact on our financial results. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001. A pre-tax charge of $1.0 million was recorded during the three months ended March 31, 2003 and $5.4 million was recorded during the three months ended March 31, 2002 to provide for these actions and other related items. Costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates which were based upon market trend information analyses. Adjustments to the restructuring reserve will be made in future periods, if necessary, based upon the then current actual events and circumstances.

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners, filed a suit against us in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to our termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 under which the Company made a one-time payment of $2.2 million in April 2003.

We renewed and amended our revolving credit facility in March 2003. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate (4.25% as of March 31, 2003). Interest is due monthly and principal is due at expiration in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly net income (loss) levels.  At March 31, 2003 and December 31, 2002, $25.0 million was outstanding.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Overview —Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. Our revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition , as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue —We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant our resellers the right of return.

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

Services Revenue —Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months. Our professional services which consist of consulting, maintenance and training are delivered through BVGS. Services that we provide are not essential to the functionality of our software. This group provides consulting services, manages projects and client relationships, manages the needs of our partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to our customers and partners. We record reimbursement by our customers for out-of-pocket expenses as a component of services revenue.

Allowances and Reserves

Occasionally, our customers experience financial difficulty after we record the revenue but before we are paid. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record estimated reductions to revenue for potential returns of products by our customers. If market conditions were to decline, we may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

Impairment Assessments

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of March 31, 2003 and therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at March 31, 2003. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

Accounting for Stock-Based Compensation

We apply Accounting Principles Board (“APB”) Opinion Number 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB No. 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

During the three months ended March 31, 2003, we recorded compensation expense of $49,000 which is included in general and administrative expense in the Consolidated Statement of Operations. This charge was recorded as a result of granting common stock to a third party consultant.  The charge was calculated as the fair market value of the stock determined by the stock price of the underlying stock.  During the three months ended March 31, 2002, we recorded compensation expense of $608,000.  This charge related to terminated employees who were granted continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model.

We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three months ended March 31,
	2003	2002
Net income (loss) as reported	$1,337	$(36,122)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	49	608
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,655)	(24,840)
Pro forma net loss	(269)	$(60,354)
Earnings (loss) per share:
Basic—as reported	$0.04	(1.14)
Basic—pro forma	$(0.01)	$(1.91)
Diluted—as reported	0.04	(1.14)
Diluted—pro forma	$(0.01)	$(1.91)

Restructuring

Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; and (iii) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SEC Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges

We account for severance and benefits termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) for exit or disposal activities initiated prior to December 31, 2002. Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by us are not associated with nor do they benefit continuing activities.  We account for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities.  SFAS No. 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.  This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan.

We account for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, we record the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to us. Under EITF 88-10, we record the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. We account for costs related to long-lived assets abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, charges to expense the net carrying value of the long-lived assets when we cease to use the assets.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charge related to the restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce our lease obligations. Specifically, in determining the restructuring obligations related to facilities as of March 31, 2003, we reduced our lease obligations by estimated sublease income of $30.3 million. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

These estimates, along with other estimates made by management in connection with the restructuring, may vary significantly depending, in part, on factors that may be beyond our control. Specifically, these estimates will depend on our success in negotiating with lessors, the time periods required to locate and contract suitable subleases and the market rates at the time of such subleases. Adjustments to the facilities reserve will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

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

Results of Operations

Three months ended March 31, 2003 and 2002

Revenues

Total revenues decreased 20% during the quarter ended March 31, 2003 to $24.5 million as compared to $30.5 million for the quarter ended March 31, 2002.  A summary of our revenues by geographic region is as follows:

	Software	%	Services	%	Total	%
	(dollars in thousands)
Three Months Ended:

March 31, 2003
Americas	$4,396	55%	$8,912	54%	$13,308	54%
Europe	1,685	21	6,636	40	8,321	34
Asia Pacific	1,894	24	932	6	2,826	12
Total	$7,975	100%	$16,480	100%	$24,455	100%

March 31, 2002
Americas	$3,959	48%	$14,243	64%	$18,202	60%
Europe	4,179	51	6,664	30	10,843	36
Asia Pacific	41	1	1,369	6	1,410	4
Total	$8,179	100%	$22,276	100%	$30,455	100%

The Company operates in a competitive industry.  There have been declines in both the technology industry and in general economic conditions since the beginning of 2001.  These declines may continue.  Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 2% during the quarter ended March 31, 2003 to $8.0 million as compared to $8.2 million for the quarter ended March 31, 2002.   The decrease was attributable to continued economic uncertainty surrounding the economic and information technology spending environments and surrounding the outcome of the war in Iraq.

Services revenues decreased 26% during the quarter ended March 31, 2003 to $16.5 million as compared to $22.3 million for the quarter ended March 31, 2002.  The decrease in professional services revenue was a result of decreased business volume associated with decreased software license revenues and an overall decline in the economy.  Maintenance related fees for technical support and product updates were $10.0 million for the quarter ended March 31, 2003 as compared to $10.6 million for the quarter ended March 31, 2002.  The decrease in maintenance revenues was due to a decrease in maintenance revenues associated with current transactions as well as renewal maintenance for license transactions recorded in prior periods.  Consulting services revenues were $6.5 million for the three months ended March 31, 2003 as compared to $11.7 million for the three months ended March 31, 2002.  The decrease is a result of a corresponding decline in license revenues and continued economic uncertainty surrounding the economic and information technology spending environments and surrounding the outcome of the war in Iraq.

Cost of Revenues

Cost of license revenues include the costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with, our products.

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

A summary of the cost of revenues for the periods presented is as follows, (in thousands):

	Three Months Ended March 31,
	2003	%	2002	%

Cost of software licenses(1)	$388	5%	$1,100	13%
Cost of services(2)	6,558	40	12,334	55

Total cost of revenues(3)	$6,946	28%	$13,434	44%

(1)           Percentage is calculated based on total software license revenues for the period indicated

(2)           Percentage is calculated based on total services revenues for the period indicated

(3)           Percentage is calculated based on total revenues for the period indicated

Cost of software licenses decreased 65% in absolute dollar terms during the quarter ended March 31, 2003 to $388,000 as compared to $1.1 million for the quarter ended March 31, 2002.  The decrease in cost of software licenses was principally a result of decreased licenses of third-party products.  Licenses of such products often generate royalties due to the third party.  Additionally, we recorded a $3.2 million writeoff of pre-paid royalties for software we no longer intend to utilize. This charge was taken during the fourth quarter of fiscal year 2002. This charge resulted in a decrease of approximately $340,000 in royalty expense during the three months ended March 31, 2003 as compared to the same period in fiscal year 2002.

Cost of services decreased 47% during the current quarter ended March 31, 2003 to $6.6 million as compared to $12.3 million for the quarter ended March 31, 2002. This decrease was the result of reductions in force that occurred primarily throughout the first, second and third quarters of 2002, resulting in decreased salary and related expenses in addition to a decrease in the use of third party consultants.  Additionally, during the three months ended March 31, 2003, we recorded an aggregate of $1.4 million credit related to telecommunications costs renegotiated during the quarter.  Of such amount, $473,000 was recorded in cost of services.

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

Operating expenses consisted of the following: (in thousands)

	Three Months Ended March 31,
	2003	%(1)	2002	%(1)

Research and development	$6,151	25%	$13,975	46%
Sales and marketing	6,832	28	16,178	53
General and administrative	2,288	9	6,193	20
Intangible amortization	887	4	887	3
Restructuring charge	1,035	4	5,380	18
Impairment of assets	—	—	2,276	7
Total Operating Expenses	$17,193	70%	$44,889	147%

(1)                                  Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 56% during the quarter ended March 31, 2003 to $6.8 million as compared to $16.2 million for the quarter ended March 31, 2002.  The decrease in research and development expenses was primarily attributable to compensation reductions through salary reductions and reductions in force as well as other cost-cutting efforts put in place primarily during fiscal 2002, including reductions in facilities and communications costs.  Additionally, during the three months ended March 31, 2003, we recorded an aggregate of $1.4 million credit related to telecommunications costs renegotiated during the quarter.  Of such amount, $531,000 was recorded in research and development expenses.

Sales and marketing expenses decreased 58% during the quarter ended March 31, 2003 to $6.8 million as compared to $16.2 million for the quarter ended March 31, 2002.  The decrease was primarily due to decreased salary expense as a result of the reductions in force, in addition to decreased facility, travel and marketing program costs as a result of various cost-cutting actions taken during fiscal year 2002.   Additionally, during the three months ended March 31, 2003, we recorded an aggregate of $1.4 million in credit related to telecommunications costs renegotiated during the quarter.  Of such amount, $259,000 was recorded in sales and marketing expense.

General and administrative expenses decreased 63% during the quarter ended March 31, 2003 to $2.3 million as compared to $6.2 million for the quarter ended March 31, 2002.  The decrease in general and administrative expenses is attributable to decreased salary expense as a result of reductions in force as well as decreases in the reserves of our accounts receivable balance and decreases in facilities and professional services expenses as a result of cost cutting measures implemented during fiscal 2002.   Additionally, during the three months ended March 31, 2003, we recorded an aggregate of $1.4 million in credit related to telecommunications costs renegotiated during the quarter.  Of such amount, $130,000 was recorded in cost of services.

Amortization of goodwill and other intangibles. As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements above, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets have been fully amortized as of March 31, 2003.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf, Inc. that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  It is possible that we may continue to expand our business through acquisitions and internal development.  Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Restructuring charge —During the three months ended March 31, 2003 and 2002, we approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $1.0 million was recorded during the three months ended March 31, 2003 and a pre-tax charge of $5.4 million was recorded during the three months ended March 31, 2002 to provide for these actions and other related items. We recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies . The high-end of the range for the charge recorded during the three months ended March 31, 2003 was not materially different from the charge recorded. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Severance and benefits — We recorded a credit of approximately $(138,000) during the three months ended March 31, 2003.  This credit relates primarily to the reversal of severance recorded in prior periods for an individual who continued to provide service to us.  As such, any payments to such individual represent salary expense in our condensed consolidated statement of operations as opposed to severance expense included in restructuring.  Remaining costs included in our severance accrual represent costs incurred for severance, payroll taxes and COBRA benefits. Approximately $1.4 million of severance and benefits costs were accrued at December 31, 2002 as a result of our 2002 restructuring plan. Approximately $174,000 of severance and benefits costs had been paid out during the three months ended March 31, 2003 and the remaining $1.1 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by March 31, 2004.

Facilities—During the three months ended March 31, 2003, we recorded a charge of $1.2 million primarily related to our revision of some of our estimates with respect to expected sublease rates.  This revision was necessary due to a continued decline in the commercial real estate market.  We obtained the adjusted rates based upon current market indicators and information obtained from a third party real estate expert.

Approximately $94.7 million of facilities related costs remained accrued as of December 31, 2002 as a result of our restructuring plan. Net cash payments during the three months ended March 31, 2003 related to abandoned facilities amounted to $7.0 million. Actual future cash requirements may differ materially from the accrual at March 31, 2003, particularly if actual sublease income is significantly different from historical estimates. As of March 31, 2003, $88.9 million of lease termination costs, net of anticipated sublease income, is expected to be paid by the end of the second quarter of fiscal 2013. We expect to pay approximately $23.5 million over the next twelve months and the remaining $65.4 million from April 1, 2004 through June of fiscal 2013. The $88.9 million is net of approximately $43.7 million of estimated sublease income of which approximately $30.3 million represents sublease agreements yet to be negotiated.

Other—We recorded charges in prior periods resulting in an accrued balance of $79,000 as of December 31, 2002 for various incremental costs incurred as a direct result of the restructuring plan. We paid out approximately $47,000 during the three months ended March 31, 2003.  The remaining reserve balance of $32,000 is expected to be paid in full by the end of the first quarter of 2004.

Actual future cash requirements may differ materially from the restructuring accruals at March 31, 2003, particularly if actual sublease income is significantly different from current estimates. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

 Interest Income —Interest income decreased to $434,000 for the three months ended March 31, 2002 from $1.5 million for the three months ended March 31, 2002. The decrease was attributable to decreased cash and investments balances from 2002 to 2003.

Other income (expense), net for the three months ended March 31, 2003 was income of $642,000 as compared to expense of $9.6 million in 2002. The main reason for the decrease in other expense is due to a decrease in realized losses on cost method investments of $8.5 million and a decrease in losses on foreign currency of $746,000.

 Impairment of assets —During the first quarter of 2002, we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America. We conducted an internal physical inventory on computer hardware assets located outside of North America. The objective of the physical inventory was to verify the amount and location of our computer hardware. As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware during the first quarter of fiscal 2002. During the third quarter of 2002, we conducted an additional review of remaining computer and communication related assets not reviewed during the first quarter inventory and recorded an asset impairment charge of $853,000 as a result of the findings of our inventory and related reconciliation with our asset records.

We are attempting to reduce expenses in an effort to maintain our recently achieved profitability during a period when revenues have been less than originally expected. Therefore, operating costs may decline in the near future, but there can be no assurance that such decline will be enough to return BroadVision to profitability. Should revenues increase significantly, we would expect our expenses to increase commensurate with increases in revenues.

Income Taxes

During the quarter ended March 31, 2003, we recognized tax expense of $55,000.   The tax expense mainly relates to foreign withholding taxes and state income taxes.

Liquidity and Capital Resources

	March 31, 2003	December 31, 2002

Cash, cash equivalents and liquid short-term investments	$102,624	$101,870
Long-term liquid investments	$152	$587
Restricted cash and investments	$16,759	$16,704
Working capital (1)	$10,694	$5,616
Working capital ratio	1.1	1.0

(1) Working capital is calculated as follows:

	March 31, 2003	December 31, 2002

Current assets	$123,137	$133,968
Current liabilities	$112,443	$128,352
Working capital	$10,694	$5,616

                We believe working capital provides investors a clear picture of the net assets available to meet short-term business requirements.

As of March 31, 2003, cash, cash equivalents, liquid short-term investments, liquid long-term investments and restricted cash and investments totaled $119.5 million, which represents an increase of $374,000 as compared to December 31, 2002. This increase was attributable to net cash provided by operations. We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the “SVB Facility”) for up to $25.0 million. Under the revolving line of credit portion of the SVB Facility, amounts borrowed bear interest at the bank’s prime rate (4.25% as of March 31, 2003) and interest is due monthly, with the principal due in February 2004. We have two outstanding term loans under the SVB Facility. The total outstanding amounts of these term loans were $2.7 million as of March 31, 2003 and $2.9 million as of December 31, 2002. Interest on these term loans are at the bank’s prime rate (4.25% as of March 31, 2003 and 4.25% as of December 31, 2002) and prime rate plus 1.25% (5.5% as of March 31, 2003 and 5.5% as of December 31, 2002), respectively. Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006, respectively. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

During the second quarter of 2002, we drew down $25.0 million on our revolving line of credit.  We renewed and amended our revolving credit facility in March 2003 which changed the principal due date from March 2003 to February 2004. The amount available under the revolving line of credit remains unchanged at $25.0 million. Borrowings under the renewed revolving line of credit are collateralized by all of our assets. Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investment and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly net income (loss) levels.

As of March 31, 2003 and December 31, 2002, commitments totaling $16.8 million and $16.7 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of our various landlords to secure obligations under our facility leases. These letters of credit are collateralized by a security agreement, under which we are required to maintain in a restricted specified interest bearing account approximately $16.8 million and $16.7 million of available cash equivalents as of March 31, 2003 and December 31, 2002, respectively. The $16.8 million and the $16.7 million have been presented as restricted cash in the accompanying condensed consolidated balance sheet at March 31, 2003 and December 31, 2002, respectively.

Cash Provided by (Used For) Operating Activities

Cash provided by operating activities was $301,000 for the three months ended March 31, 2003 and cash used for operating activities was $(19.2) million during the three months ended March 31, 2002, respectively. The primary reason for the net cash provided by operating activities for the three months ended March 31, 2003 is due to the net income of $1.3 million adjusted by $4.3 million for certain non-cash items such as depreciation expense, amortization of prepaid royalties, amortization of intangibles and accounts receivable reserves as well as a decrease  in accounts receivable of $8.6 million and a decrease in prepaids and other of $3.1 million, all partially offset by a decrease in accounts payable and accrued expenses of $3.9 million, a decrease in restructuring reserves of $6.1 million and a decrease in unearned revenues and deferred maintenance of $7.2 million.  Cash used for operating activities was $(36.2) million for the three months ended March 31, 2002 and was primarily attributed to the net loss of $(36.1) million less non-cash charges such as intangible amortization, depreciation and amortization, impairment assets, non-cash portion of the restructuring charge and realized losses on cost method investments. Other key contributors included decreases in accounts payable and accrued expenses, unearned revenue and deferred maintenance, decreases in restructuring reserves and increases in prepaids and others, all partially offset by decreases in accounts receivable and other noncurrent assets.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $21.3 million for the three months ended March 31, 2003 and was primarily due to net sales/maturities of investments of $21.5 million. Cash provided by investing activities was $5.9 million for the three months ended March 31, 2002 and consists primarily of $6.5 million of net sales/maturities of investments partially offset by $841,000 of purchases of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities was $20,000 for the three months ended March 31, 2003 and consists of $264,000 in proceeds from the issuance of common stock partially offset by $244,000 of repayments of borrowings.  Cash provided by financing activities for the three months ended March 31, 2002 was $1.4 million and consisted of $1.6 million in proceeds from the issuance of common stock partially offset by repayments of borrowings of $244,000.

Capital expenditures were $132,000 and $841,000 during the three months ended March 31, 2003 and 2002, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities during 2001 and 2002. Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms. These costs totaled $1.2 million during the three months ended March 31, 2003 and $4.1 million during the three months ended March 31, 2002. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income. The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based upon market information analyses provided by a commercial real estate brokerage firm retained by us.

On May 9, 2002, the Company and Pacific Shores Development (“PacShores”) entered into (i) the Buildings 4 and 5 Termination Agreement and (ii) the Building 6 Amendment. Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated. In conjunction with the termination, PacShores released all security deposits held by it relating to those premises in exchange for our payment to PacShores a total of $45.0 million as the termination fee. Under the Building 6 Amendment, the parties released each other from all claims and we agreed to provide an additional $3.5 million as security deposit in the form of letters of credit. This letter of credit is included as restricted cash in our Condensed Consolidated Balance Sheet as of March 31, 2003 and December 31, 2002. We paid the termination fee in full during the second quarter of 2002 by payment of approximately $20.0 million from existing cash and investments and by drawing down approximately $25.0 million from our line of credit. The $25.0 million line of credit, as amended, is due in February 2004.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of March 31, 2003, under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in thousands);

Years Ended December 31,	Operating Leases

2003	$19,520
2004	25,855
2005	25,652
2006	22,620
2007	20,495
2008 and thereafter	81,487
Total minimum lease payments	$195,629

As of March 31, 2003, $80.1 million of future minimum lease payments, net of anticipated sublease income, is accrued in our restructuring accruals. The restructuring accruals are net of approximately $43.7 million of sublease income of which approximately $30.3 million represents estimated sublease income for sublease agreements yet to be negotiated and the remaining $13.4 million represents sublease income to be received under non-cancelable sublease agreements signed by March 31, 2003.

The following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future years. The operating leases include facilities included in the restructuring and exclude $43.7 million of sublease income of which approximately $30.3 million represents estimated sublease income for sublease agreements yet to be negotiated.

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Long-term debt	$2,678	$977	$1,701	$—	$—
SVB Facility	25,000	25,000	—	—	—
Hewlett-Packard agreement	1,042	1,042	—	—	—
Non-cancelable operating leases	195,629	19,520	51,507	43,115	81,487
	$224,349	$46,539	$53,208	$43,115	$81,487

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon. Restricted cash and investments represent the collateral for these letters of credit.

(in thousands)	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
Letters of credit	$16,759	$—	$436	$1,919	$14,404

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

Factors That May Affect Future Operating Results

We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2002 and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

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

We recently renewed and amended the SVB Facility during the second quarter of fiscal 2002 and again during the first quarter of 2003. The SVB Facility is secured by substantially all of our owned assets.  The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility. While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

We effected a one-for-nine reverse stock split in July 2002.  Prior to the effective time of the reverse stock split, our common stock was trading below $1.00 per share.  The Nasdaq National Market has a $1.00 per share minimum bid requirement, pursuant to which our common stock could be de-listed from Nasdaq if it trades below $1.00 for thirty consecutive trading days and does not subsequently trade above $1.00 for 10 consecutive days.  There can be no assurance that our trading price will remain above the $1.00 per share requirement for the necessary time period mandated by Nasdaq.  If we do not meet the Nasdaq requirements to maintain our listing on The Nasdaq National Market, our common stock could trade on the OTC Bulletin Board or in the “pink sheets” maintained by the National Quotation Bureau, Inc. Such alternatives are generally considered to be less efficient markets, and our stock price, as well as the liquidity of our common stock, would be adversely impacted by a Nasdaq delisting.

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

There has been a general downturn in the Unites States of America and global economy.  If the economic environment continues to decline or if the current global slowdown worsens or becomes prolonged, our future results may be significantly impacted. We believe that the current economic decline has increased the average length of our sales cycle and our operating results could suffer and our stock price could decline if we do not achieve the level of revenues we expect.  Financial comparisons discussed herein may not be indicative of future performance.

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

Related Party Transactions

Mr. Pehong Chen, our CEO and Chairman of the Board, served as a director of Brience, Inc. a provider of software products.  From February 2001 to February 2002, we had a reseller relationship with Brience whereby we agreed to resell the Brience product licenses with our product.  One end-customer installation that resulted from the reseller relationship was not concluded until the three months ended September 30, 2002.  During the three and nine months ended September 30, 2002, we paid to Brience approximately $175,000 in license fees for the resell of the Brience product to that end-customer.  During the three months ended March 31, 2003, we paid no royalties to Brience.  Mr. Chen resigned from the Brience board of directors on September 12, 2002.

We also have an investment of 19.9% in Roundarch, a CRM services company. We have a reseller relationship with Roundarch whereby Roundarch resells and integrates our software products with other third party software products into CRM customer installations.  During the three months ended March 31, 2003, transactions involving Roundarch comprised no more than $23,000 of our revenue.  During the three months ended March 31, 2002, transactions involving Roundarch comprised no more than $36,000 of our revenue.

Item 3.            Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

We consider all debt and equity securities with maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Our long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from March 31, 2003. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

All short term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were $(54,000) and $(798,000) for the three months ended March 31, 2003 and 2002, respectively.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of March 31, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$77,761	$—	$—	$77,761
Money market	26,191	—	—	26,191
Corporate notes/bonds	12,156	5	—	12,161
Government notes/bonds	3,421	1	—	3,422
	119,529	6	—	119,535

Included in cash and cash equivalents	115,734	—	—	115,734
Included in short-term investments	3,644	5	—	3,649
Included in long-term investments	151	1	—	152
	$119,529	$6	$—	$119,535

Included in the table above in cash and cash equivalents are $16.8 million of non-current restricted cash and investments.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2002 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$36,070	$—	$—	$36,070
Money market	36,232	—	—	36,232
Corporate notes/bonds	23,369	50	(1)	23,418
Government notes/bonds	23,430	11	—	23,441
	$119,101	$61	$(1)	$119,161

Included in cash and cash equivalents	$94,090	$—	$—	$94,090
Included in short-term investments	24,428	57	(1)	24,484
Included in long-term investments	583	4	—	587
	$119,101	$61	$(1)	$119,161

Included in the table above in short-term investments are non-current restricted cash and investments of $16.7 million.

Remaining maturities of our long-term investments as of March 31, 2003 are as follows (in thousands):

2004
Corporate notes/bonds	$152

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with over seven separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months ended March 31, 2003 and 2002, no one customer accounted for more than 10% of total revenue. As of March 31, 2003 and 2002, no one customer accounted for more than 10% of our accounts receivable.

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, long-term investments, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.

Equity Investments

Our equity investments consist of equity investments in public and non-public companies that are accounted for under the cost method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the consolidated statement of operations.

The total fair value of our cost method long-term equity investments in public and non-public companies as of March 31, 2003 was $1.8 million. This includes $35,000 of write-downs during the three months ended March 31, 2003 due to an other-than-temporary decline in fair value. There were no unrealized gains or losses recorded during the three months ended March 31, 2003 related to long-term equity investments.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three months ended March 31, 2003 and 2002.

During the second quarter of fiscal 2002, we drew down $25.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate (4.25% annually as of March 31, 2003) and principal is due in full in February 2004.  Additionally, we have two outstanding term loans as of March 31, 2003.  Interest on those term loans are at the bank’s prime rate (4.25% as of March 31, 2003) and prime rate plus 1.25% (5.5% as of March 31, 2003).

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

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected.

PART II.   OTHER INFORMATION

Item 1.	Legal Proceedings

On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners (“Cresa”), filed a suit against the Company in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The matter was settled by way of a settlement agreement executed by both parties in March 2003 under which the Company made a one-time payment of $2.2 million in April 2003.

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

Item 2.	Changes in Securities and Use of Proceeds
Not applicable.

Item 3.	Defaults Upon Senior Securities
Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders
Not applicable.

Item 5.	Other Information
Not applicable.

Item 6.	Exhibits and Reports on Form 8-K
	(a)	Exhibits
		Exhibits	Description
		10.34	Offer letter, dated March 4, 2003 by and between the Company and William Meyer.
		99.1	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

	(b)	Reports on Form 8-K
On April 23, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended March 31, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.
Date: May 14, 2003	By:	/s/ Pehong Chen
Pehong Chen Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)
Date: May 14, 2003	By:	/s/ William E. Meyer
William E. Meyer Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

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

Date:	May 14, 2003
/s/ PEHONG CHEN
Pehong Chen
Chief Executive Officer

I, William E. Meyer, certify that:

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

Date:	May 14, 2003
/s/ WILLIAM E. MEYER
William E. Meyer
Chief Financial Officer