Form 10-Q
period 2003-06-30
BROADVISION INC
filed 2003-08-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2003

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

As of  August 8, 2003, there were 32,889,507 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.           Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	June 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Cash and cash equivalents	$90,772	$77,386
Short-term investments	4,756	24,484
Accounts receivable, less allowance for doubtful accounts and reserves of $3,934 as of June 30, 2003 and $5,502 as of December 31, 2002	14,391	22,917
Prepaids and other	5,419	9,181

Total current assets	115,338	133,968

Property and equipment, net	19,671	26,600
Long-term investments	—	587
Restricted cash	16,761	16,704
Equity investments	1,922	2,083
Goodwill and other intangibles, net	56,434	57,320
Other assets	2,570	2,874

Total assets	$212,696	$240,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings and current portion of long-term debt	$27,968	$25,977
Accounts payable	9,224	8,105
Accrued expenses	37,731	55,787
Unearned revenue	9,318	14,158
Deferred maintenance	18,513	24,325

Total current liabilities	102,754	128,352

Long-term debt, net of current portion	1,457	1,945
Other noncurrent liabilities	72,704	68,206

Total liabilities	176,915	198,503

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 32,846 shares issued and outstanding as of June 30, 2003 and 32,440 shares issued and outstanding as of December 31, 2002	3	3
Additional paid-in capital	1,211,240	1,210,797
Accumulated other comprehensive loss, net of tax	—	37
Accumulated deficit	(1,175,462)	(1,169,204)
Total stockholders’ equity	35,781	41,633

Total liabilities and stockholders’ equity	$212,696	$240,136

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share amounts; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002

Revenues:
Software licenses	$6,824	$10,309	$14,799	$18,488
Services	14,981	19,110	31,461	41,386
Total revenues	21,805	29,419	46,260	59,874

Cost of revenues:
Cost of software licenses	495	903	883	2,003
Cost of services	7,177	10,422	13,735	22,756
Total cost of revenues	7,672	11,325	14,618	24,759

Gross profit	14,133	18,094	31,642	35,115

Operating expenses:
Research and development	6,063	13,006	12,214	26,981
Sales and marketing	6,043	15,803	12,875	31,981
General and administrative	2,413	5,009	4,701	11,202
Goodwill and intangible amortization	—	887	887	1,774
Restructuring charge	7,817	34,565	8,852	39,945
Impairment of assets	—	—	—	2,276
Total operating expenses	22,336	69,270	39,529	114,159

Operating loss	(8,203)	(51,176)	(7,887)	(79,044)

Interest income, net	177	1,250	592	1,250
Other income (expense), net	545	140	1,206	(7,937)

Loss before provision for income taxes	(7,481)	(49,786)	(6,089)	(85,731)

Provision for income taxes	(114)	(6,904)	(169)	(7,081)

Net loss	$(7,595)	$(56,690)	$(6,258)	$(92,812)

Basic and diluted loss per share	$(0.23)	$(1.77)	$(0.19)	$(2.91)

Shares used in computing:
Basic and diluted shares	32,751	32,037	32,599	31,857

Comprehensive loss:
Net loss	$(7,595)	$(56,690)	$(6,258)	$(92,812)
Other comprehensive gain (loss), net of tax: Unrealized investment gains (losses) less reclassification adjustment for gains (losses) included in net loss	(4)	(453)	(37)	3,940
Total comprehensive loss	$(7,599)	$(57,143)	$(6,295)	$(88,872)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Six Months Ended June 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(6,258)	$(92,812)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	6,897	10,467
Provision (credit) for doubtful accounts and reserves	(43)	38
Amortization of prepaid royalties	726	1,849
Realized loss on cost method long-term investments	74	9,825
Amortization of goodwill and other intangibles	887	1,774
Stock-based compensation charge	49	770
Restructuring charge, non-cash	—	18,243
Loss on sale of assets	—	344
Impairment of assets	—	2,276
Provision for deferred tax asset valuation	—	6,279
Changes in operating assets and liabilities:
Accounts receivable	8,569	19,326
Prepaids and other	3,373	1,910
Accounts payable and accrued expenses	(12,564)	(47,351)
Unearned revenue and deferred maintenance	(10,652)	(9,200)
Other noncurrent assets	328	(387)
Net cash used for operating activities	(8,614)	(76,649)

Cash flows from investing activities:
Purchase of property and equipment	(127)	(1,053)
Transfer from (to) restricted cash	(57)	2,575
Proceeds from sale of assets	186	247
Purchase of long-term investments	(2,729)	(2,349)
Sales/maturity of long-term investments	3,403	21,186
Purchase of short-term investments	(2,917)	(23,453)
Sales/maturity of short-term investments	22,586	50,255
Net cash provided by investing activities	20,345	47,408

Cash flows from financing activities:
Proceeds from issuance of common stock, net	394	2,795
Proceeds from borrowings, net	1,991	25,000
Repayments of borrowings	(730)	(490)
Net cash provided by financing activities	1,655	27,305

Net increase (decrease) in cash and cash equivalents	13,386	(1,936)
Cash and cash equivalents at beginning of period	77,386	75,758
Cash and cash equivalents at end of period	$90,772	$73,822

Supplemental disclosures of cash flow information:
Cash paid for interest	$78	$125
Cash paid for income taxes	$829	$803

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.          Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision develops, markets and supports enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity. As of June 30 2003, BroadVision had approximately 1,000 customers and government entities around the globe using the Company’s applications to facilitate their portal-based commerce and information access initiatives.

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

The Company believes its products improve its customers’ revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits.  The Company’s applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real-time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because the Company provides pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner. Because of the Company’s commitment to open standards and open architecture, BroadVision applications integrate with its customers’ existing systems and expand as its customers’ needs and businesses grow.

Supporting this application infrastructure, as of June 30, 2003, are more than 100 partner firms around the world who are working to ensure the Company’s joint customers’ success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers’ implementations.

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of June 30, 2003 and for the three and six months ended June 30, 2003 and 2002 are unaudited. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on which the product is installed. The Company’s revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the SEC’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed under which the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected.  Subscription-based license revenues are recognized ratably over the subscription period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return.

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

The Company records deferred revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under the Company’s revenue recognition policy. The Company records accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

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

During the six months ended June 30, 2003, the Company recorded compensation expense of $49,000. This charge was recorded as a result of granting a third-party consultant common stock in the Company.  The charge was calculated based upon the market value of the underlying stock.  During the six months ended June 30, 2002, the Company recorded compensation expense of $770,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model.

The Company has determined pro forma information regarding net income and earnings per share as if it had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands except per share data, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(7,595)	$(56,690)	$(6,258)	$(92,812)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	162	49	770
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,055)	(11,245)	(3,432)	(34,993)
Pro forma net loss	$(10,650)	$(67,773)	$(9,641)	$(127,035)

Loss per share:
Basic—as reported	$(0.23)	$(1.77)	$(0.19)	$(2.91)
Basic—pro forma	$(0.33)	$(2.12)	$(0.30)	$(3.99)

Diluted—as reported	$(0.23)	$(1.77)	$(0.19)	$(2.91)
Diluted—pro forma	$(0.33)	$(2.12)	$(0.30)	$(3.99)

Net Loss Per Share

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

The following table sets forth basic and diluted earnings per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss	$(7,595)	$(56,690)	$(6,258)	$(92,812)

Weighted average common shares outstanding utilized for basic net loss per share	32,751	32,037	32,599	31,857
Potential common shares	—	—	—	—
Weighted average common shares outstanding utilized for diluted net loss per share	32,751	32,037	32,599	31,857
Basic net loss per share	$(0.23)	$(1.77)	$(0.19)	$(2.91)
Diluted net loss per share	$(0.23)	$(1.77)	$(0.19)	$(2.91)

There were 148,030 and 139,988 potential common shares excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2003, respectively, as the effect of such shares is anti-dilutive. There were 97,277 and 337,551 potential common shares excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2002, respectively, as the effect of such shares is anti-dilutive.

Allowances and Reserves

Occasionally, the Company’s customers experience financial difficulty after the Company records the revenue but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s normal payment terms are 30 to 90 days from invoice date. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. The Company records reductions to revenue for estimated returns of products by our customers and related allowances. If market conditions were to decline, we may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

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

Prior to the adoption on January 1, 2003 of SFAS No. 146, the Company accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charge related to the restructuring, the majority of estimates made by management related to charges for excess facilities. In determining the charges for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company’s lease obligations. Specifically, in determining the restructuring obligations related to facilities as of June 30, 2003, the Company reduced its lease obligations by estimated sublease income of $46.8 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

New Accounting Pronouncements

In April 2002, the FASB issued Statement of Financial Accounting Standards No. 145 (“SFAS 145”), “Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13 and Technical Corrections.” Among other provisions, SFAS 145 rescinds SFAS 4, “Reporting Gains and Losses from Extinguishment of Debt.” Accordingly, gains or losses from extinguishment of debt shall not be reported as extraordinary items unless the extinguishment qualifies as an extraordinary item under the criteria of APB No. 30. Gains or losses from extinguishment of debt that do not meet the criteria of APB 30 should be reclassified to income from continuing operations in all prior periods presented. SFAS 145 is effective for fiscal years beginning after May 15, 2002. The adoption of SFAS 145, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required that an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows.

In December 2002, the FASB issued SFAS 148, which provides alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, SFAS No. 148 amends the disclosure requirements of Statement 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. The transition guidance and annual disclosure provisions of SFAS 148 are effective for fiscal years ending after December 15, 2002. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS 148 did not have a material impact on our consolidated financial position, results of operations or cash flows. See “Stock-Based Incentive Compensation” for the impact to our required pro forma disclosures.

In November 2002, the FASB issued FIN 45, which expands on the accounting guidance of Statements of Financial Accounting Standards No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which has been superseded. FIN 45 affects, among other things, leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees are permitted to be grandfathered and are not recognized on the balance sheet. The adoption of FIN 45, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows. Please see Guarantees and Product Warranties for additional disclosures.

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

In April 2003, the FASB issued SFAS No. 149, “Amendment of Statement 133 on Derivative Instruments and Hedging Activities.” SFAS 149 amends and clarifies the accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities.” SFAS 149 is generally effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. We are currently evaluating the impact of SFAS 149 on our consolidated financial position and results of operations. We do not expect the adoption of SFAS 149 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.          Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Furniture and fixtures	$9,149	$9,138
Computers and software	49,520	49,579
Leasehold improvements	21,445	21,456
	80,114	80,173
Less accumulated depreciation and amortization	(60,443)	(53,573)
	$19,671	$26,600

Accrued expenses consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Employee benefits	$2,094	$2,081
Commissions and bonuses	1,135	2,027
Sales and other taxes	7,518	11,956
Restructuring (See Note 6)	18,461	29,056
Other	8,523	10,667
	$37,731	$55,787

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Restructuring (See Note 6)	$71,796	$67,139
Other	908	1,067
	$72,704	$68,206

Note 3.          Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. The amount available under the revolving line of credit is $27.0 million. Borrowings are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate (floating with a floor of 4.25%). Interest is due monthly and principal is due at expiration in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios.  At June 30, 2003 and December 31, 2002, $27.0 million and $25.0 million was outstanding under the line of credit, respectively.

As of June 30, 2003, the Company was not in compliance with the profitability covenant of the commercial credit facilities.  The Company is negotiating a waiver regarding non-compliance, which it believes it will obtain in the three-month period ending September 30, 2003.

As of June 30, 2003 and December 31, 2002, outstanding term debt borrowings were approximately $2.4 million and $2.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (4.00% as of June 30, 2003 and December 31, 2002) and prime rate plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Commitments totaling $16.8 million and $16.7 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of June 30, 2003 and December 31, 2002, respectively, in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

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

Warranties and Indemnification

The Company provides a warranty to its customers that its software will perform substantially in accordance with documentation typically for a period of 90 days following receipt of the software. The Company also indemnifies certain customers from third-party claims of intellectual property infringement relating to the use of its products.

Historically, costs related to these guarantees have not been significant and the Company is unable to estimate the maximum potential impact of these guarantees on its future results of operations.

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either June 30, 2003 or December 31, 2002. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of June 30, 2003, under noncancelable operating lease agreements is as follows (in thousands):

Years Ending December 31,	Operating Leases
2003	$11,484
2004	23,320
2005	23,586
2006	21,204
2007	18,372
2008 and thereafter	88,626

Total minimum lease payments	$186,592

As of June 30, 2003, the Company has accrued $89.2 million of estimated future facilities costs as a restructuring accrual. See Note 6 below.

Equity Investment

In January 2000, the Company  had entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment is $2.0 million, of which $900,000 has been contributed through June 30, 2003.  The remaining $1.1 million will be contributed in future periods based upon the capital requirements of the fund.

Standby Letter of Credit Commitments

As of June 30, 2003, the Company had $16.8 million of outstanding commitments in the form of standby letters of credit in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

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

During the second quarter of 2003, the Company settled a dispute with Avalon Partners, Inc., doing business as Cresa Partners (“Cresa”) with respect to broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002. Under the terms of the settlement, the Company made a one-time payment of $2.2 million to Cresa in April 2003.

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

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
Software licenses	$6,824	$10,309	$14,799	$18,488
Consulting services	5,876	9,752	12,347	21,440
Maintenance	9,105	9,358	19,114	19,946
Total revenues	$21,805	$29,419	$46,260	$59,874

The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, VARs and ASPs. In addition, the licenses of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. The Company currently operates in three primary geographical territories, Americas, Europe and Asia/Pacific.

Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Americas	$10,370	$18,852	$23,678	$37,054
Europe	9,648	8,998	17,969	19,841
Asia/Pacific	1,787	1,569	4,613	2,979
Total Company	$21,805	$29,419	$46,260	$59,874

	June 30, 2003	December 31, 2002
	(unaudited)
Long-Lived Assets:
Americas	$77,241	$84,727
Europe	735	1,175
Asia/Pacific	699	892
Total Company	$78,675	$86,794

During the three months and six months ended June 30, 2003 and 2002, no single customer accounted for more than 10% of the Company’s revenues.

Note 6.          Restructuring Charges

The Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities in an effort to respond to changing market conditions and to create a more efficient organization.  As a result, pre-tax restructuring charges of $7.8 million and $34.6 million were recorded during the three months ended June 30, 2003 and 2002, respectively, to provide for these actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then-current actual events, estimates and circumstances.

The following table summarizes the restructuring accrual activity recorded during the three months ended June 30, 2003 (unaudited, in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual balances, March 31, 2003	$1,113	$88,905	$32	$90,050
Restructuring charges	398	7,445	(26)	7,817
Cash payments	(511)	(7,134)	34	(7,610)
Accrual balances, June 30, 2003	$1,000	$89,216	$40	$90,257

Included in the cash payments for the quarter was a brokerage commission of $2.2 million paid to settle a prior dispute.  The nature of the charges summarized above is as follows:

Severance and benefits – As of June 30, 2003, the Company has accrued $1.0 million of estimated severance and benefits costs as a restructuring accrual.  These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to June 30, 2003.  The Company recorded a related charge of $398,000 during the three months ended June 30, 2003.  This charge related to workforce reductions as a component of the Company’s restructuring plans executed during the quarter.  The Company estimates that the $1.0 million accrual will be paid in full by June, 2004.

Facilities – As of June 30, 2003, the Company has accrued $89.2 million of estimated future facilities costs as a restructuring accrual.  Of this accrual, $70.4 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $18.8 million relates to estimated allowances, fees and expenses.  The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to June 30, 2003	$16.8
Estimated sublease income for sublease agreements yet to be negotiated	30.0
Total estimated sublease income	$46.8

We expect to pay the following future minimum lease payment amounts related to restructured or abandoned leased space and the related allowances, fees and expenses through October 2013 (in millions):

Years Ending December 31,
2003	$9.1
2004	15.4
2005	15.3
2006	14.3
2007	6.7
2008 and thereafter	28.4
Total minimum lease payments	$89.2

Of these amounts, $17.8 million is due within the twelve months ending June 30, 2004, and has been classified as a current liability in the accompanying condensed consolidated balance sheet.  Actual future cash requirements may differ materially from the accrual at June 30, 2003, particularly if actual sublease income is significantly different from prospective estimates.

During the three months ended June 30, 2003, the Company recorded a facilities-related restructuring charge of $7.4 million. This charge primarily related to the Company’s revision of some of its estimates with respect to anticipated future subleases.  This revision was necessary due to a further decline in the market for commercial real estate.  The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

Other—The Company has recorded charges for various incremental costs incurred as a direct result of the restructuring plan. The remaining reserve balance of $40,000 is expected to be paid in full by June, 2004.

Note 7.      Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	June 30, 2003	December 31, 2002
	(unaudited)
Goodwill	$437,207	$437,206
Other intangibles	22,732	22,732
	459,939	459,938
Less: Accumulated amortization	(403,505)	(402,618)
Goodwill and other intangibles, net	$56,434	$57,320

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

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at June 30, 2003 and December 31, 2002, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at June 30, 2003.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets have been fully amortized as of June 30, 2003.

Item 2.           Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those described herein and in the Company’s Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

BroadVision develops, markets and supports enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity. As of June 30 2003, BroadVision had approximately 1,000 customers and government entities around the globe using the Company’s applications to facilitate their portal-based commerce and information access initiatives.

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

The Company believes its products improve its customers’ revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits.  The Company’s applications also improve the cost-effectiveness of one-to-one relationship management by enabling non-technical managers to modify business rules and content in real-time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because the Company provides pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner. Because of the Company’s commitment to open standards and open architecture, BroadVision applications integrate with its customers’ existing systems and expand as its customers’ needs and businesses grow.

Supporting this application infrastructure, as of June 30, 2003, are more than 100 partner firms around the world who are working to ensure the Company’s joint customers’ success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers’ implementations.

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

Recent Events

We have experienced a general downturn in the economy, our industry and our business since the beginning of 2001. This downturn is likely to continue in the future and has had and is likely to continue to have an impact on our financial results. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001. Pre-tax charges of $7.8 million and $34.6 million were recorded during the three months ended June 30, 2003 and June 30, 2002, respectively, to provide for these actions and other related items. Costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees, partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates based upon market trend information analyses. Adjustments to the restructuring accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances.

In March, 2003, the Company settled a dispute with Avalon Partners, Inc., doing business as Cresa Partners (“Cresa”), with respect to broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002. Under the terms of the settlement the Company made a one-time payment of $2.2 million to Cresa in April 2003.

We renewed and amended our revolving credit facility in June 2003. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate (floating with a floor of 4.25%). Interest is due monthly and principal is due at expiration in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios.  At June 30, 2003 and December 31, 2002, $27.0 million and $25.0 million was outstanding under the line of credit.

Critical Accounting Policies

This management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

Overview — Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on which the product is installed. Our revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue — We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed under which the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In the case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant our resellers the right of return.

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

We record deferred revenue for software arrangements when cash has been received from the customer and the arrangement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software arrangements when the arrangement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

Services Revenue — Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months. Our professional services which consist of consulting, maintenance and training are delivered through BVGS. This group provides consulting services, manages projects and client relationships, manages the needs of our partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to our customers and partners. We record reimbursement by our customers for out-of-pocket expenses as a component of services revenue.  Services that we provide are not essential to the functionality of our software.

Allowances and Reserves

Occasionally, our customers experience financial difficulty after we record the revenue but before we are paid. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record reductions to revenue for estimated returns of products by our customers and related allowances. If market conditions were to decline, we may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

Impairment Assessments

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of June 30, 2003 and December 31, 2002, and therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at June 30, 2003. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

Deferred Tax Assets

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized based upon the uncertainty of their realization. We have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon this analysis, we recorded a charge of $6.3 million as an additional a valuation allowance for our deferred tax assets during the three months ended June 30, 2002.

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

During the six months ended June 30, 2003, the Company recorded compensation expense of $49,000. This charge was recorded as a result of granting a third-party consultant common stock in the Company.  The charge was calculated based upon the market value of the underlying stock.  During the six months ended June 30, 2002, the Company recorded compensation expense of $770,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model.

We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net loss as reported	$(7,595)	$(56,690)	$(6,258)	$(92,812)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	162	49	770
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,055)	(11,245)	(3,432)	(34,993)
Pro forma net loss	$(10,650)	$(67,773)	$(9,641)	$(127,035)

Loss per share:
Basic—as reported	$(0.23)	$(1.77)	$(0.19)	$(2.91)
Basic—pro forma	$(0.33)	$(2.12)	$(0.30)	$(3.99)

Diluted—as reported	$(0.23)	$(1.77)	$(0.19)	$(2.91)
Diluted—pro forma	$(0.33)	$(2.12)	$(0.30)	$(3.99)

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

Prior to the adoption on January 1, 2003 of SFAS No. 146, the Company accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company.

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructuring, the majority of estimates made by management related to charges for excess facilities. In determining the charge for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company’s lease obligations. Specifically, in determining the restructuring obligations related to facilities as of June 30, 2003, the Company reduced its lease obligations by estimated sublease income of $46.8 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

The following table summarizes the restructuring accrual activity recorded during the three months ended June 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Other	Total
Accrual balances, March 31, 2003	$1,113	$88,905	$32	$90,050
Restructuring charges	398	7,445	(26)	7,817
Cash payments	(511)	(7,134)	34	(7,610)
Accrual balances, June 30, 2003	$1,000	$89,216	$40	$90,257

Included in the cash payments for the quarter was a brokerage commission of $2.2 million paid to settle a prior dispute.  The nature of the charges summarized above is as follows:

Severance and benefits – As of June 30, 2003, the Company has accrued $1.0 million of estimated severance and benefits costs as a restructuring accrual.  These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to June 30, 2003.  The Company recorded a related charge of $398,000 during the three months ended June 30, 2003.  This charge related to workforce reductions as a component of the Company’s restructuring plans executed during the quarter.  The Company estimates that the $1.0 million accrual will be paid in full by June, 2004.

Facilities – As of June 30, 2003, the Company has accrued $89.2 million of estimated future facilities costs as a restructuring accrual.  Of this accrual, $70.4 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $18.8 million relates to estimated allowances, fees and expenses.  The estimated sublease income netted against the restructuring accrual consists of the following (in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to June 30, 2003	$16.8
Estimated sublease income for sublease agreements yet to be negotiated	30.0
Total estimated sublease income	$46.8

We expect to pay the following future minimum lease payment amounts related to restructured or abandoned leased space through October 2013 (in millions):

Years Ending December 31,
2003	$9.1
2004	15.4
2005	15.3
2006	14.3
2007	6.7
2008 and thereafter	28.4
Total minimum lease payments	$89.2

Of these amounts, $17.8 million is due within the twelve months ending June 30, 2004, and has been classified as a current liability in the accompanying condensed consolidated balance sheet.  Actual future cash requirements may differ materially from the accrual at June 30, 2003, particularly if actual sublease income is significantly different from prospective estimates.

During the three months ended June 30, 2003, the Company recorded a facilities-related restructuring charge of $7.4 million.  This charge primarily related to the Company’s revision of some of its estimates with respect to anticipated future subleases.  This revision was necessary due to a further decline in the market for commercial real estate.  The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

Other—The Company has recorded charges for various incremental costs incurred as a direct result of the restructuring plan. The remaining reserve balance of $40,000 is expected to be paid in full by June, 2004.

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

Results of Operations

Three and six months ended June 30, 2003 and 2002

Revenues

Total revenues decreased 26% during the quarter ended June 30, 2003 to $21.8 million as compared to $29.4 million for the quarter ended June 30, 2002.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

June 30, 2003
Americas	$2,426	36%	$7,944	53%	$10,370	48%
Europe	3,403	50	6,246	42	9,648	44
Asia Pacific	995	14	791	5	1,787	8
Total	$6,824	100%	$14,981	100%	$21,805	100%

June 30, 2002
Americas	$6,386	62%	$12,467	66%	$18,852	64%
Europe	3,400	33	5,598	29	8,998	31
Asia Pacific	523	5	1,045	5	1,569	5
Total	$10,309	100%	$19,110	100%	$29,419	100%

Six Months Ended:

June 30, 2003
Americas	$6,821	46%	$16,856	54%	$23,678	51%
Europe	5,088	34	12,882	41	17,969	39
Asia Pacific	2,890	20	1,723	5	4,613	10
Total	$14,799	100%	$31,461	100%	$46,260	100%

June 30, 2002
Americas	$10,345	56%	$26,710	64%	$37,054	62%
Europe	7,579	41	12,262	30	19,841	33
Asia Pacific	564	3	2,414	6	2,979	5
Total	$18,488	100%	$41,386	100%	$59,874	100%

The Company operates in a competitive industry.  There have been declines in both the technology industry and in general economic conditions since the beginning of 2001.  These declines may continue.  Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 34% during the quarter ended June 30, 2003 to $6.8 million as compared to $10.3 million for the quarter ended June 30, 2002. Software license revenue decreased 20% during the six months ended June 30, 2003 to $14.8 million as compared to $18.5 million for the six months ended June 30, 2002. These decreases are largely attributable to declines in spending in the information technology market due to economic and geopolitical uncertainties, including the conflicts in the Middle East.  As a result, the Company has experienced a decline in license transactions and related revenue from new customers, while the proportion of revenue from existing customers has increased.

Services revenues decreased 21% during the quarter ended June 30, 2003 to $15.0 million as compared to $19.1 million for the quarter ended June 30, 2002.  Services revenue decreased 24% during the six months ended June 30, 2003 to $31.5 million as compared to $41.4 million for the six months ended June 30, 2002. These declines were almost entirely due to decreases in consulting services revenue.  Consulting services revenues decreased 40% for the three months ended June 30, 2003 to $5.9 million as compared to $9.8 million for the three months ended June 30, 2002, and 43% during the six months ended June 30, 2003 to $12.3 million as compared to $21.4 million for the six months ended June 30, 2002. These decreases are a result of a corresponding decline in license revenues and of economic and geopolitical uncertainties, including the conflicts in the Middle East.

Cost of Revenues

Cost of license revenues include the costs of product media, duplication, packaging and other manufacturing costs, as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with, our products.

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

A summary of the cost of revenues for the periods presented is as follows, (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	%	2002	%	2003	%	2002	%
Cost of software licenses (1)	$495	7%	$903	9%	$883	6%	$2,003	11%
Cost of services (2)	7,177	48	10,422	55	13,735	44	22,756	55

Total cost of revenues (3)	$7,672	35%	$11,325	38%	$14,618	32%	$24,759	41%

(1)                                  Percentage is calculated based on total software license revenues for the period indicated

(2)                                  Percentage is calculated based on total services revenues for the period indicated

(3)                                  Percentage is calculated based on total revenues for the period indicated

Cost of software licenses decreased 45% in absolute dollar terms during the quarter ended June 30, 2003 to $495,000 as compared to $903,000 for the quarter ended June 30, 2002.  The cost of software licenses decreased 56% in absolute dollar terms during the six months ended June 30, 2003 to $883,000 as compared to $2.0 million for the six months ended June 30, 2002. These decreases were principally a result of lower software license revenue, including revenue generated from the Company’s products that embed or include third-party products.

Cost of services decreased 31% in absolute dollar terms during the quarter ended June 30, 2003 to $7.2 million as compared to $10.4 million for the quarter ended June 30, 2002. The cost of services decreased 40% in absolute dollar terms during the six months ended June 30, 2003 to $13.7 million as compared to $22.8 million for the six months ended June 30, 2002.  These decreases were the result of reductions in force that occurred primarily throughout the first, second and third quarters of 2002, resulting in decreased salary and related expenses, in addition to a decrease in the use of third party consultants.  The declines in cost of services as a percentage of services revenue for the three and eix-month periods were principally due to improved operating efficiencies.  Also contributing to the six-month decline was an aggregate $1.4 million credit related to telecommunications costs renegotiated and recorded during the three months ended March 31, 2003, of which $473,000 was recorded in cost of services.

Operating Expenses and Other Income, net

Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until technological feasibility, in the form of a working model, is established, at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, we have not capitalized any costs related to the development of software for external use.

Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures, such as collateral materials, trade shows, public relations, advertising and creative services.

General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable and professional service fees.

Operating expenses consisted of the following: (in thousands)

	Three Months Ended June 30,				Six Months Ended June 30,
	2003	% (1)	2002	% (1)	2003	% (1)	2002	% (1)
Research and development	$6,063	28%	$13,006	44%	$12,214	26%	$26,981	45%
Sales and marketing	6,043	27	15,803	54	12,875	28	31,981	53
General and administrative	2,413	11	5,009	17	4,701	10	11,202	19
Goodwill and intangible amortization	—	—	887	3	887	2	1,774	3
Restructuring charge	7,817	36	34,565	117	8,852	19	39,945	67
Impairment of assets	—	—	—	—	—	—	2,276	4
Total operating expenses	$22,336	102%	$69,270	235%	$39,529	85%	$114,159	191%

(1)                                  Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 53% during the quarter ended June 30, 2003 to $6.1 million as compared to $13.0 million for the quarter ended June 30, 2002.  Research and development expenses decreased  55% during the six months ended June 30, 2003 to $12.2 million as compared to $27.0 million for the six months ended June 30, 2002.  The decreases in research and development expenses were primarily attributable to compensation reductions through reductions in force as well as other cost-cutting efforts put in place, including reductions in facilities and communications costs.

Sales and marketing expenses decreased 61% during the quarter ended June 30, 2003 to $6.0 million as compared to $15.8 million for the quarter ended June 30, 2002.  Sales and marketing expenses decreased  60% during the six months ended June 30, 2003 to $12.9 million as compared to $32.0 million for the six months ended June 30, 2002.  The decreases were primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

General and administrative expenses decreased 52% during the quarter ended June 30, 2003 to $2.4 million as compared to $5.0 million for the quarter ended June 30, 2002.  General and administrative expenses decreased  58% during the six months ended June 30, 2003 to $4.7 million as compared to $11.2 million for the six months ended June 30, 2002.These decreases are attributable to decreases in salary expense as a result of reductions in force, decreases in the reserves of accounts receivable, decreases in facilities and professional services expenses as a result of cost cutting measures, and a non-recurring compensation-related credit of $0.4 million recorded in the quarter ended June 30, 2003.

Amortization of goodwill and other intangibles. As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets have been fully amortized as of June 30, 2003.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf, Inc. that was completed in April of 2000.  We accounted for the acquisition as a purchase business combination.  It is possible that we may continue to expand our business through acquisitions and internal development.  Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Restructuring charges.  The Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities in an effort to respond to changing market conditions and to create a more efficient organization.  As a result, pre-tax restructuring charges of $7.8 million and $34.6 million were recorded during the three months ended June 30, 2003 and 2002, respectively, to provide for (i) severance and benefits termination costs related to the reduction of the Company’s workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then-current actual events, estimates and circumstances. See Note 6 of the accompanying Notes to Condensed Consolidated Financial Statements.

Restructuring charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Facilities	$7,445	$30,480	$8,618	$34,577
Severance and other	372	4,085	234	5,368
Total	$7,817	$34,565	$8,852	$39,945

The restructuring accrual at June 30, 2003, included in the accompanying Condensed Consolidated Financial Statements was approximately $90.3 million.  Of this, $89.2 million related to facilities and $1.0 million related to severance and other.  The severance and other accrual is expected to be paid in full by June 30, 2004.  The facilities accrual is expected to be paid as follows (in millions):

Years Ending December 31,
2003	$9.1
2004	15.4
2005	15.3
2006	14.3
2007	6.7
2008 and thereafter	28.4
Total minimum lease payments	$89.2

Actual future cash requirements may differ materially from the accrual at June 30, 2003, particularly if actual sublease income is significantly different from historical estimates.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest and other income (expense), net, for the three months ended June 30, 2003 was income of $722,000 as compared to income of $1.4 million in 2002.  Interest and other income (expense), netfor the six months ended June 30, 2003 was income of $1.8 million as compared to expense of $6.7 million in 2002. Interest income has declined year-over-year due to lower cash balances.  Other expense in 2002 included a realized loss on cost method investments of $8.5 million that did not recur in 2003.

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

Income Taxes

During the quarter ended June 30, 2003, we recognized tax expense of $114,000.   The tax expense mainly relates to income taxes in foreign jurisdictions that are not available to credit against US income taxes.

Liquidity and Capital Resources

	June 30, 2003	December 31, 2002

Cash, cash equivalents and liquid short-term investments	$95,528	$101,870
Long-term liquid investments	$—	$587
Restricted cash and investments	$16,761	$16,704
Working capital	$12,584	$5,616
Working capital ratio	1.1	1.0

As of June 30, 2003, cash, cash equivalents, liquid short-term investments, liquid long-term investments and restricted cash and investments totaled $112.2 million, which represents a decrease of $7.0 million as compared to a balance of $118.6 million on December 31, 2002. This decrease was attributable to net cash used for operations, partially offset by a $2 million increase in bank borrowings. We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the “SVB Facilities”) for up to $29.4 million as of June 30, 2003. Under the revolving line of credit portion of the SVB Facilities, amounts borrowed bear interest at the bank’s prime rate with a floor minimum rate of 4.25% and interest is due monthly, with the principal due in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly net income (loss) levels.  At June 30, 2003 and December 31, 2002, $27.0 million and $25.0 million were outstanding under the SVB Facilities, respectively.

As of June 30, 2003, the Company was not in compliance with the profitability covenant of the SVB Facilities.  The Company is negotiating a waiver regarding non-compliance, which it believes it will obtain in the three-month period ending September 30, 2003.

Under the term loan portion of the SVB Facilities, we have two outstanding loans and the total outstanding amounts of these loans were $2.4 million as of June 30, 2003 and $2.9 million as of December 31, 2002. Interest on these term loans are at the bank’s prime rate (4.00% as of June 30, 2003 and December 31, 2002) and prime rate plus 1.25%.  Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006, respectively. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 is due in 2005, and a final payment of $357,000 is due in 2006.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three months ended June 30, 2003 and 2002.

As of June 30, 2003 and December 31, 2002, commitments totaling $16.8 million and $16.7 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of our various landlords to secure obligations under our facility leases. These letters of credit are collateralized by a security agreement, under which we are required to maintain an equal amount of cash in a restricted specified interest bearing account.  Accordingly, $16.8 million and $16.7 million have been presented as restricted cash in the accompanying condensed consolidated balance sheets at June 30, 2003 and December 31, 2002, respectively.

Cash Provided Used For Operating Activities

Cash used for operating activities was $8.6 million and $76.6 million for the six months ended June 30, 2003 and 2002, respectively. The primary reason for the net cash used by operating activities for the six months ended June 30, 2003 is due to the net loss of $6.3 million, decreases in accounts payable and accrued expenses ($12.6 million) and a decrease in unearned revenue and deferred maintenance ($10.7 million).   Offsetting these uses of cash was $8.5 million of non-cash items, such as depreciation expense, amortization of prepaid royalties, and amortization of intangibles, a decrease in accounts receivable ($8.6 million) and a decrease in prepaids and other ($3.4 million).  The primary reason for the cash used for operating activities for the six months ended June 30, 2002 was due to the net loss of $92.8 million, decreases in accounts payable and accrued expenses ($29.1 million) and a decrease in unearned revenue and deferred maintenance ($9.2 million).  Offsetting these uses of cash was $33.6 million of non-cash items, such as depreciation expense, realized losses on cash investments and provision for deferred tax asset valuation, a decrease in accounts receivable ($19.3 million) and a decrease in prepaids and other ($1.9 million).

Cash Provided By Investing Activities

Cash provided by investing activities was $20.3 million for the six months ended June 30, 2003 and was primarily due to net sales/maturities of investments of $22.6 million. Cash provided by investing activities was $47.4 million for the six months ended June 30, 2002, primarily consisting of $50.3 million of net sales/maturities of investments.

Cash Provided By Financing Activities

Cash provided by financing activities was $1.7 million for the six months ended June 30, 2003, consisting of $0.4 million in proceeds from the issuance of common stock  and $1.3 million from proceeds from borrowings, net of repayments.  Cash provided by financing activities for the six months ended June 30, 2002 was $27.3 million, consisting of $2.8 million in proceeds from the issuance of common stock and $24.5 million proceeds from borrowings, net of repayments.

Capital expenditures were $127,000 and $1.1 million during the six months ended June 30, 2003 and 2002, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

On May 9, 2002, the Company and Pacific Shores Development (“PacShores”) entered into (i) the Buildings 4 and 5 Termination Agreement and (ii) the Building 6 Amendment. Under the Buildings 4 and 5 Termination Agreement, the Triple Net Building Lease dated April 12, 2000 between PacShores, as Lessor, and the Company, as Lessee, for

Premises at Pacific Shores Center, Building 4, Redwood City, California and the Triple Net Building Lease dated February 16, 2000 between PacShores, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California, were terminated. In conjunction with the termination, PacShores released all security deposits held by it relating to those premises in exchange for our payment to PacShores a total of $45.0 million as the termination fee. Under the Building 6 Amendment, the parties released each other from all claims and we agreed to provide an additional $3.5 million as security deposit in the form of letters of credit. This letter of credit is included as restricted cash in our Condensed Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002. We paid the termination fee in full during the second quarter of 2002 by payment of approximately $20.0 million from existing cash and investments and by drawing down approximately $25.0 million from our line of credit. The $25.0 million line of credit, was amended during the second quarter of 2003 to increase the facility by $2.0 million to $27.0 million, and is due in February 2004.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of June 30, 2003, under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in thousands):

Years Ended December 31,	Operating Leases

2003	$11,484
2004	23,320
2005	23,586
2006	21,204
2007	18,372
2008 and thereafter	88,626
Total minimum lease payments	$186,592

As of June 30, 2003, the Company has accrued $89.2 million of estimated future facilities costs as a restructuring accrual. See Note 6 in the Notes to Condensed Consolidated Financial Statements.

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in thousands):

Less than 1 year	$195
1-3 years	241
4-5 years	1,921
Over 5 years	14,404
Total	$16,761

Restricted cash and investments represent collateral for these letters of credit.

Our net cash flows will depend heavily on the level of future revenues, our ability to restructure operations successfully and our ability to manage infrastructure costs.

We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources, our anticipated cash flows from operations and anticipated cash flows from subleases. However, we could experience unforeseen circumstances, such as a worsening economic downturn, legal or lease settlements and less than anticipated cash inflows from operations, invested assets, and subleases that may increase our use of available cash or need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We renewed and amended the SVB Facility during the second quarter of fiscal 2003. The SVB Facility is secured by substantially all of our owned assets.  The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility. While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default, in the event that it appears we are unable to avoid an event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

Related Party Transactions

Mr. Pehong Chen, our CEO and Chairman of the Board, served as a director of Brience, Inc. a provider of software products.  From February 2001 to February 2002, we had a reseller relationship with Brience whereby we agreed to resell the Brience product licenses with our product.  One end-customer installation that resulted from the reseller relationship was not concluded until the three months ended September 30, 2002.  During the three and six months ended September 30, 2002, we paid to Brience approximately $175,000 in license fees for the resell of the Brience product to that end-customer.  During the three months ended June 30, 2003, we paid no royalties to Brience.  Mr. Chen resigned from the Brience board of directors on September 12, 2002.

We also have an investment of 19.9% in Roundarch, a CRM services company. We have a reseller relationship with Roundarch whereby Roundarch is an implementation partner who integrates our software products with other third-party software products into CRM customer installations.  During the three months ended June 30, 2003 and 2002, transactions involving Roundarch comprised $179,000 and $17,000 of our revenue, respectively. For the six months ended June 30, 2003 and 2002, revenues were $202,000 and $53,000, respectively.

Item 3.   Quantitative and Qualitative Disclosures about Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

We consider all debt and equity securities with maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Our long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from June 30, 2003. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

All short-term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were net losses of  $1,000 and $1.5 million for the six months ended June 30, 2003 and 2002, respectively.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of June 30, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$71,379	$—	$—	$71,379
Money market	24,012	—	—	24,012
Corporate notes/bonds	12,165	—	2	12,163
Government notes/bonds	4,734	1	—	4,735
	112,290	1	2	112,289

Included in cash and cash equivalents	107,533	—	—	107,533
Included in short-term investments	4,757	1	2	4,756
Included in long-term investments	—	—	—	—
	$112,290	$1	$2	$112,289

Included in the table above in cash and cash equivalents are $16.8 million of non-current restricted cash and investments.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2002 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$36,070	$—	$—	$36,070
Money market	36,232	—	—	36,232
Corporate notes/bonds	23,369	50	(1)	23,418
Government notes/bonds	23,430	11	—	23,441
	$119,101	$61	$(1)	$119,161

Included in cash and cash equivalents	$94,090	$—	$—	$94,090
Included in short-term investments	24,428	57	(1)	24,484
Included in long-term investments	583	4	—	587
	$119,101	$61	$(1)	$119,161

Included in the table above in short-term investments are non-current restricted cash and investments of $16.7 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months and six months ended June 30, 2003 and 2002, no one customer accounted for more than 10% of total revenue.  For the three months and six months ended June 30, 2003, no one customer accounted for more than 10% of accounts receivable. For the three months and six months ended June 30, 2002, one customer accounted for more than 10% of accounts receivable.

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

Equity Investments

Our equity investments consist of investments in public and non-public companies that are accounted for under the cost method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the condensed consolidated statement of operations.

The total fair value of our cost method long-term equity investments in public and non-public companies as of June 30, 2003 was $1.9 million.. There were no unrealized gains or losses recorded during the three months ended June 30, 2003 related to long-term equity investments.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the six months ended June 30, 2003 and 2002.

During the second quarter of fiscal 2003, we drew down $27.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate with a floor minimum of 4.25% (4.25% annually as of June 30, 2003) and principal is due in full in February 2004.  Additionally, we have two outstanding term loans as of June 30, 2003.  Interest on those term loans are at the bank’s prime rate (4.00% as of June 30, 2003) and prime rate plus 1.25%.

ITEM 4.   Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our chief executive officer and our chief financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

There were no significant changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, control may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. The Company’s disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and the Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the “reasonable assurance” level.

PART II.   OTHER INFORMATION

Item 1.           Legal Proceedings

During Q2 2003, the Company settled a dispute with Avalon Partners, Inc., doing business as Cresa Partners (“Cresa”) with respect to broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002. Under the terms of the settlement the Company made a one-time payment of $2.2 million to Cresa in April 2003.

The Company is also subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the Company has adequate defenses for each of the claims and actions, and believes that their ultimate disposition is not expected to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

Item 2.           Changes in Securities and Use of Proceeds

Not applicable.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)          The Annual Meeting of Stockholders of the Company was held on June 11, 2003.

(b)         David L. Anderson, Pehong Chen, James D. Dixon, Todd A. Garrett,  Koh Boon Hwee, T. Michael Nevens and Carl Pascarella were elected as Directors.

(c)          The matters voted upon and the voting of stockholders with respect thereto are as follows:

i.           The election of Directors:

	For	Withheld
David L. Anderson	24,191,159	104,778
Pehong Chen	24,012,272	283,665
James D. Dixon	24,191,110	104,827
Todd A. Garrett	24,191,032	104,905
Koh Boon Hwee	24,191,131	104,806
T. Michael Nevens	24,191,099	104,838
Carl Pascarella	23,984,567	311,370

ii.          To approve the Company’s Employee Stock Purchase Plan, as amended, (i) to increase the aggregate number of shares of Common Stock authorized for issuance under such plan by 750,000 shares; and (ii) to include an evergreen provision that automatically increases the number of shares authorized for issuance under such plan, subject to certain limitations, by the lesser of 1.5% of the outstanding Common Stock of the Company on the first day of each fiscal year or 800,000 shares of Common Stock, beginning in 2004 and ending in 2014.

For:	6,852,706	Against:	787,197
Abstain:	46,008	Not Voted:	16,610,026

iii.         To ratify the appointment of BDO Seidman LLP to serve as independent auditors of the Company for the fiscal year ending December 31, 2003:

For:	24,190,688	Against:	58,056
Abstain:	47,193	:

Item 5.           Other Information

Not applicable.

Item 6.           Exhibits and Reports on Form 8-K

(a)                                  Exhibits

Exhibits	Description
10.5(1)	1996 Employee Stock Purchase Plan as amended March 25, 2003.
10.20	2000 Non-Officer Incentive Plan as amended September 11, 2002.
10.35	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.
10.36	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.37	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.38	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.39	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
31.1	Certification of the Chief Executive Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer.

(1) Incorporated by reference to the Company’s Proxy Statement filed on May 15, 2003.

(b)                                 Reports on Form 8-K

On April 23, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended March 31, 2003.

On July 23, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended June 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.

Date: August 14, 2003	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2003	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

BROADVISION, INC. QUARTERLY REPORT ON FORM 10-Q JUNE 30, 2003

INDEX TO EXHIBITS

Exhibit	Description
10.5(1)	1996 Employee Stock Purchase Plan as amended May 1, 2002.
10.20	2000 Non-Officer Incentive Plan as amended September 11, 2002.
10.35	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.
10.36	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.37	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.38	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.39	Third Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
31.1	Certification of the Chief Executive Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of the Chief Executive Officer and Chief Financial Officer.

(1) Incorporated by reference to the Company’s Proxy Statement filed on May 15, 2003.