Form 10-Q
period 2003-09-30
BROADVISION INC
filed 2003-11-14
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2003

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

As of November 7, 2003 there were 33,083,844 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2003

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	September 30, 2003	December 31, 2002
	(unaudited)
ASSETS

Cash and cash equivalents	$80,620	$77,386
Short-term investments	1,054	24,484
Accounts receivable, less allowance for doubtful accounts and reserves of $3,329 as of September 30, 2003 and $5,502 as of December 31, 2002	11,079	22,917
Prepaids and other	5,404	9,181

Total current assets	98,157	133,968

Property and equipment, net	17,205	26,600
Long-term investments	—	587
Restricted cash	20,958	16,704
Equity investments	1,624	2,083
Goodwill and other intangibles, net	56,434	57,320
Other assets	2,483	2,874

Total assets	$196,861	$240,136

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings and current portion of long-term debt	$27,977	$25,977
Accounts payable	11,167	8,105
Accrued expenses	36,482	55,787
Unearned revenue	7,098	14,158
Deferred maintenance	16,477	24,325

Total current liabilities	99,201	128,352

Long-term debt, net of current portion	1,213	1,945
Other noncurrent liabilities	70,023	68,206

Total liabilities	170,437	198,503

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 33,047 shares issued and outstanding as of September 30, 2003 and 32,440 shares issued and outstanding as of December 31, 2002	3	3
Additional paid-in capital	1,212,194	1,210,797
Accumulated other comprehensive loss, net of tax	(46)	37
Accumulated deficit	(1,185,727)	(1,169,204)
Total stockholders’ equity	26,424	41,633

Total liabilities and stockholders’ equity	$196,861	$240,136

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE LOSS
(In thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002

Revenues:
Software licenses	$5,076	$10,756	$19,875	$29,244
Services	13,493	16,483	44,954	57,869
Total revenues	18,569	27,239	64,829	87,113

Cost of revenues:
Cost of software licenses	666	1,414	1,549	3,417
Cost of services	5,915	8,751	19,650	31,507
Total cost of revenues	6,581	10,165	21,199	34,924

Gross profit	11,988	17,074	43,630	52,189

Operating expenses:
Research and development	4,467	7,774	16,681	34,755
Sales and marketing	6,710	9,384	19,585	41,365
General and administrative	2,885	2,573	7,586	13,775
Litigation settlement costs	4,250	—	4,250	—
Other intangible amortization	—	887	887	2,661
Restructuring charge	4,509	63,205	13,361	103,150
Impairment of assets	—	853	—	3,129
Total operating expenses	22,821	84,676	62,350	198,835

Operating loss	(10,833)	(67,602)	(18,720)	(146,646)

Interest income, net	81	658	673	1,908
Other income (expense), net	574	(651)	1,780	(8,588)

Loss before provision for income taxes	(10,178)	(67,595)	(16,267)	(153,326)

Provision for income taxes	(87)	(138)	(256)	(7,219)

Net loss	$(10,265)	$(67,733)	$(16,523)	$(160,545)

Basic and diluted loss per share	$(0.31)	$(2.11)	$(0.51)	$(5.02)

Shares used in computing:
Basic and diluted shares	32,906	32,171	32,706	31,961

Comprehensive loss:
Net loss	$(10,265)	$(67,733)	$(16,523)	$(160,545)
Other comprehensive gain (loss), net of tax: Unrealized investment gains (losses) less reclassification adjustment for gains (losses) included in net loss	(46)	17	(83)	3,957
Total comprehensive loss	$(10,311)	$(67,716)	$(16,606)	$(156,588)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Nine Months Ended September 30,
	2003	2002
Cash flows from operating activities:
Net loss	$(16,523)	$(160,545)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	9,386	14,512
Provision (credit) for doubtful accounts and reserves	684	(1,945)
Provision for sales returns	(1,070)	1,524
Amortization of prepaid royalties	973	2,730
Loss on cost method investments	326	10,328
Amortization of other intangible assets	887	2,661
Stock-based compensation charge	230	847
Restructuring charge, non-cash	(382)	18,651
Loss on sale of assets	—	344
Impairment of assets	—	3,129
Provision for deferred tax asset valuation	—	6,279
Changes in operating assets and liabilities:
Accounts receivable	12,224	21,286
Prepaids and other	3,142	3,151
Accounts payable and accrued expenses	(3,679)	(6,877)
Accrued restructuring expenses	(10,442)	7,583
Unearned revenue and deferred maintenance	(14,908)	(13,668)
Other noncurrent assets	344	(464)
Net cash used for operating activities	(18,808)	(90,474)

Cash flows from investing activities:
Purchase of property and equipment	(131)	(1,065)
Transfer from (to) restricted cash	(4,254)	13,304
Proceeds from sale of assets	186	247
Purchase of long-term investments	(2,729)	(2,349)
Sales/maturity of long-term investments	3,403	22,519
Purchase of short-term investments	(2,917)	(31,141)
Sales/maturity of short-term investments	26,288	69,198
Net cash provided by investing activities	19,846	70,713

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,166	2,849
Proceeds from borrowings, net	2,000	25,000
Repayments of borrowings	(970)	(732)
Net cash provided by financing activities	2,196	27,117

Net increase in cash and cash equivalents	3,234	7,356
Cash and cash equivalents at beginning of period	77,386	75,758
Cash and cash equivalents at end of period	$80,620	$83,114

Supplemental disclosures of cash flow information:
Cash paid for interest	$170	$164
Cash paid for income taxes	$849	$941

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

Note 1.   Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (“BroadVision” or the “Company”) is a global provider of enterprise self-service web applications. Our integrated solutions for process, commerce, portal and content help our customers increase revenues and streamline costs. As of September 30, 2003, BroadVision had approximately 1,000 customers and government entities around the globe using the Company’s applications to facilitate their portal-based commerce and information access initiatives.

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

Supporting this application infrastructure, as of September 30, 2003, are more than 100 partner firms around the world who are working to ensure the Company’s joint customers’ success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers’ implementations.

BroadVision markets its products and services worldwide through a direct sales force and independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, its sales are promoted through independent professional consulting organizations, known as systems integrators. The Company has operations in North America, Europe and Asia/Pacific.

BroadVision Global Services (“BVGS”) organization provides a full spectrum of global services to help ensure success for businesses, including strategic services, implementation services, migration services and ongoing training and maintenance.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of September 30, 2003 and for the three and nine months ended September 30, 2003 and 2002 are unaudited. The consolidated balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

During the nine months ended September 30, 2003, the Company recorded compensation expense of $279,000 as a result of granting a third-party consultant common stock in the Company and a vesting modification to a grant for a terminated employee.  These charges were calculated based upon the market value of the underlying stock.  During the nine months ended September 30, 2002, the Company recorded compensation expense of $846,000 as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. This compensation charge was calculated using the Black-Scholes model.

The Company has determined pro forma information regarding net loss and net loss per share as if it had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(10,265)	$(67,733)	$(16,523)	$(160,545)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	231	77	279	846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,734)	(4,917)	(6,739)	(39,949)
Pro forma net loss	$(12,768)	$(72,573)	$(22,983)	$(199,648)

Loss per share:
Basic—as reported	$(0.31)	$(2.11)	$(0.51)	$(5.02)
Basic—pro forma	$(0.39)	$(2.26)	$(0.70)	$(6.25)

Diluted—as reported	$(0.31)	$(2.11)	$(0.51)	$(5.02)
Diluted—pro forma	$(0.39)	$(2.26)	$(0.70)	$(6.25)

Net Loss Per Share

SFAS No. 128, Earnings Per Share, requires the presentation of basic and diluted earnings or losses per share. Earnings or losses per share are calculated by dividing net income or loss available to common stockholders by a weighted average number of shares outstanding for the period. Basic earnings or losses per share are determined solely on common shares whereas diluted earnings or losses per share include common equivalent shares, unless anti-dilutive as determined under the treasury stock method.

The following table sets forth basic and diluted losses per share computational data for the periods presented (in thousands, except per share amounts, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss	$(10,265)	$(67,733)	$(16,523)	$(160,545)

Weighted average common shares outstanding utilized for basic net loss per share	32,906	32,171	32,706	31,961
Potential common shares	—	—	—	—
Weighted average common shares outstanding utilized for diluted net loss per share	32,906	32,171	32,706	31,961
Basic net loss per share	$(0.31)	$(2.11)	$(0.51)	$(5.02)
Diluted net loss per share	$(0.31)	$(2.11)	$(0.51)	$(5.02)

There were 127,938 and 136,825 potential common shares excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2003, respectively, as the effect of such shares is anti-dilutive. There were 31,937 and 266,844 potential common shares excluded from the determination of diluted net loss per share for the three and nine months ended September 30, 2002, respectively, as the effect of such shares is anti-dilutive.

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

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charge related to the restructuring, the majority of estimates made by management related to charges for excess facilities. In determining the charges for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company’s lease obligations. Specifically, in determining the restructuring obligations related to facilities as of September 30, 2003, the Company reduced its lease obligations by estimated sublease income of $45.4 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

In July 2002, the FASB issued Statement of Financial Accounting Standards No. 146 (“SFAS 146”), “Accounting for Costs Associated with Exit or Disposal Activities.” SFAS 146 addresses financial accounting and reporting for costs associated with exit or disposal activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. Previous guidance, provided under EITF No. 94-3, “Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including certain costs incurred in a restructuring),” required that an exit cost liability be recognized at the date of an entity’s commitment to an exit plan. The adoption of SFAS 146, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows. See “Restructuring” for additional disclosure.

In November 2002, the FASB issued FIN 45, which expands on the accounting guidance of Statements of Financial Accounting Standards No. 5, 57 and 107 and incorporates without change the provisions of FASB Interpretation No. 34, which has been superseded. FIN 45 affects, among other things, leasing transactions involving residual guarantees, vendor and manufacturer guarantees and tax and environmental indemnities. All such guarantees are required to be disclosed in the notes to the financial statements starting with the period ending after December 15, 2002. For guarantees issued after December 31, 2002, the fair value of the obligation must be reported on the balance sheet. Existing guarantees are permitted to be grandfathered and are not recognized on the balance sheet. The adoption of FIN 45, at the beginning of our fiscal year 2003, did not have a material impact on our consolidated financial position, results of operations or cash flows. See “Warranties and Indemnification” for additional disclosures.

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

In January 2003, the FASB issued Interpretation No. 46 (“FIN 46”), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

Note 2.   Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Furniture and fixtures	$9,149	$9,138
Computers and software	49,444	49,579
Leasehold improvements	21,525	21,456
	80,118	80,173
Less accumulated depreciation and amortization	(62,913)	(53,573)
	$17,205	$26,600

Accrued expenses consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Employee benefits	$1,772	$2,081
Commissions and bonuses	2,138	2,027
Sales and other taxes	7,496	11,956
Restructuring (See Note 6)	19,749	29,056
Other	5,327	10,667
	$36,482	$55,787

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Restructuring (See Note 6)	$69,110	$67,139
Other	913	1,067
	$70,023	$68,206

Note 3.   Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable and a revolving line of credit. The amount available under the revolving line of credit is $27.0 million. Borrowings are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate (floating with a floor of 4.25%). Interest is due monthly and principal is due at expiration in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios.  At September 30, 2003 and December 31, 2002, $27.0 million and $25.0 million was outstanding under the line of credit, respectively.

As of September 30, 2003, the Company was not in compliance with the profitability and financial covenants of its commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.

As of September 30, 2003 and December 31, 2002, outstanding term debt borrowings were approximately $2.3 million and $2.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (4.00% as of September 30, 2003 and December 31, 2002) and prime rate plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

Commitments totaling $21.0 million and $16.7 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of September 30, 2003 and December 31, 2002, respectively, in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Note 4.   Commitments and Contingencies

On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement that terminated Hewlett-Packard’s rights to resell BroadVision software effective February 15, 2002.  Under the terms of the termination agreement, the Company is required to pay back to Hewlett-Packard prepaid royalty payments of approximately $2.4 million that were received from Hewlett-Packard in prior periods. These amounts payable have been paid in full as of September 30, 2003.  In addition, in the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision’s business-to-business customer portals software products and a limited use license for BroadVision’s One-to-One Enterprise software product.  Such license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12.0 million.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either September 30, 2003 or December 31, 2002. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of September 30, 2003, under noncancelable operating lease agreements is as follows (in thousands):

Years Ending December 31,	Operating Leases
2003	$5,767
2004	23,312
2005	23,579
2006	21,223
2007	18,695
2008 and thereafter	89,661

Total minimum lease payments	$182,237

As of September 30, 2003, the Company has accrued $87.6 million of estimated future facilities costs as a restructuring accrual. See Note 6 below.

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment is $2.0 million, of which $900,000 has been contributed through September 30, 2003.  The remaining $1.1 million will be contributed in future periods based upon the capital requirements of the fund.

Standby Letter of Credit Commitments

As of September 30, 2003, the Company had $21.0 million of outstanding commitments in the form of standby letters of credit in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

During the first quarter of 2003, the Company settled a dispute with Avalon Partners, Inc., doing business as Cresa Partners (“Cresa”) with respect to broker commissions related to the Company’s termination and restructuring of certain facilities leases associated with the Company’s restructuring plans taken during the second quarter of 2002. Under the terms of the settlement, the Company made a one-time payment of $2.2 million to Cresa in April 2003.

During the third quarter of 2003, the Company reached a confidential settlement with Verity, Inc. (“Verity”) with respect to our outstanding litigation. The detailed terms and conditions of this settlement are confidential and cannot be disclosed without the consent of each party.  The settlement is not expected to have a material effect on the Company’s business, financial condition or results of operations.

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

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
Software licenses	$5,076	$10,756	$19,875	$29,244
Consulting services	4,692	7,092	17,038	28,532
Maintenance	8,801	9,391	27,916	29.337
Total revenues	$18,569	$27,239	$64,829	$87,113

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

Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Three months ended September 30,		Nine months ended September 30,
	2003	2002	2003	2002
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Americas	$9,073	$16,319	$32,750	$53,373
Europe	7,997	9,005	25,966	28,846
Asia/Pacific	1,499	1,915	6,113	4,894
Total Company	$18,569	$27,239	$64,829	$87,113

			September 30, 2003	December 31, 2002
			(unaudited)
Long-Lived Assets:
Americas			$74,841	$84,727
Europe			604	1,175
Asia/Pacific			677	892
Total Company			$76,122	$86,794

During the three months and nine months ended September 30, 2003 and 2002, no single customer accounted for more than 10% of the Company’s revenues.

Note 6.   Restructuring Charges

The Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities in an effort to respond to changing market conditions and to create a more efficient organization.  As a result, pre-tax restructuring charges of $4.5 million and $63.2 million were recorded during the three months ended September 30, 2003 and 2002, respectively, to provide for these actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then-current actual events, estimates and circumstances.

The following table summarizes the restructuring accrual activity recorded during the three months ended September 30, 2003 (unaudited, in thousands):

	Severance and Benefits	Facilities	Total
Accrual balances, June 30, 2003	$1,041	$89,216	$90,257
Restructuring charges	1,478	3,031	4,509
Cash payments	(1,234)	(4,672)	(5,906)
Accrual balances, September 30, 2003	$1,285	$87,575	$88,860

The nature of the charges summarized above is as follows:

Severance and benefits – As of September 30, 2003, the Company has accrued $1.3 million of estimated severance and benefits costs as a restructuring accrual.  These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to September 30, 2003.  The Company recorded a related charge of $1.5 million during the three months ended September 30, 2003.  This charge related to workforce reductions as a component of the Company’s restructuring plans executed during the quarter.  The Company estimates that the $1.3 million accrual will be paid in full by September 2004.

Facilities – As of September 30, 2003, the Company has accrued $87.6 million of estimated future facilities costs as a restructuring accrual.  Of this accrual, $68.6 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $19.0 million relates to estimated allowances, fees and expenses.  The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to September 30, 2003	$17.0
Estimated sublease income for sublease agreements yet to be negotiated	28.4
Total estimated sublease income	$45.4

We expect to pay the following future minimum lease payment amounts, net of estimated sublease income, related to restructured or abandoned leased space and the related allowances, fees and expenses through October 2013 (in millions):

Years Ending December 31,
2003	$4.7
2004	16.7
2005	15.6
2006	14.5
2007	5.9
2008 and thereafter	30.2
Total minimum lease payments	$87.6

Of these amounts, $18.5 million is due within the twelve months ending September 30, 2004, and has been classified as a current liability in the accompanying condensed consolidated balance sheet.  Actual future cash requirements may differ materially from the accrual at September 30, 2003, particularly if actual sublease income is significantly different from prospective estimates.

During the three months ended September 30, 2003, the Company recorded a facilities-related restructuring charge of $3.3 million. This charge primarily related to the Company’s revision of some of its estimates with respect to anticipated future subleases.  This revision was necessary due to a further decline in the market for commercial real estate.  The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

Note 7.   Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	September 30, 2003	December 31, 2002
	(unaudited)
Goodwill	$437,207	$437,206
Less: Accumulated amortization	(380,773)	(379,886)
Goodwill, net	56,434	57,320

Other intangibles	22,732	22,732
Less: Accumulated amortization	(22,732)	(22,732)
Other intangibles, net	—	—

Goodwill and other intangibles, net	$56,434	$57,320

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

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at September 30, 2003 and December 31, 2002, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at September 30, 2003.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets have been fully amortized as of September 30, 2003.

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

Overview

BroadVision is a global provider of enterprise self-service web applications. Our integrated solutions for process, commerce, portal and content help our customers increase revenues and streamline costs.  As of September 30, 2003, BroadVision had approximately 1,000 customers and government entities around the globe using the Company’s applications to facilitate their portal-based commerce and information access initiatives.

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

Supporting this application infrastructure, as of September 30, 2003, are more than 100 partner firms around the world who are working to ensure the Company’s joint customers’ success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers’ implementations.

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

Recent Events

We have experienced a general downturn in the economy, our industry and our business since the beginning of 2001. This downturn is likely to continue in the future and has had and is likely to continue to have an impact on our financial results. As discussed in Note 6 of Notes to Condensed Consolidated Financial Statements, we have recorded significant restructuring charges in connection with our reduction in workforce and abandonment of certain operating facilities as part of our program to restructure our operations and related facilities initiated in the second quarter of fiscal 2001. Pre-tax charges of $4.5 million and $63.2 million were recorded during the three months ended September 30, 2003 and September 30, 2002, respectively, to provide for these actions and other related items. Costs for the abandoned facilities were estimated to include the impairment of assets, remaining lease liabilities and brokerage fees, partially offset by estimated sublease income. Estimates related to sublease costs and income are based on assumptions regarding the period required to locate and contract with suitable sublessees and sublease rates based upon market trend information analyses. Adjustments to the restructuring accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances.

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

During the third quarter of 2003, the Company settled outstanding litigation which resulted in a charge of $4.3 million.  The settlement involved a third-quarter payment for past royalties and certain legal expenses and license fee that are due and payable in future quarters. These payments are not expected to have a material effect on the Company’s business, financial condition or results of operations.

We renewed and amended our revolving credit facility in June 2003. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate (floating with a floor of 4.25%). Interest is due monthly and principal is due at expiration in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios.  As of September 30, 2003, the Company was not in compliance with the profitability and financial covenants of the commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.  At September 30, 2003 and December 31, 2002, $27.0 million and $25.0 million, respectively, was outstanding under the line of credit.

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

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date and, as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of September 30, 2003 and December 31, 2002 and, therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at September 30, 2003. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

Deferred Tax Assets

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized based upon the uncertainty of their realization. We have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Based upon this analysis, we recorded a charge of $6.3 million as an additional valuation allowance for our deferred tax assets during the three months ended June 30, 2002.

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

During the nine months ended September 30, 2003, the Company recorded compensation expense of $279,000 as a result of granting a third-party consultant common stock in the Company and a vesting modification to a grant for a terminated employee. These charges were calculated based upon the market value of the underlying stock.  During the nine months ended September 30, 2002, the Company recorded compensation expense of $846,000 as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. This compensation charge was calculated using the Black-Scholes model.

We have determined pro forma information regarding net loss and net loss per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands, except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Net loss as reported	$(10,265)	$(67,733)	$(16,523)	$(160,545)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	231	77	279	846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,734)	(4,917)	(6,739)	(39,949)
Pro forma net loss	$(12,768)	$(72,573)	$(22,983)	$(199,648)

Loss per share:
Basic—as reported	$(0.31)	$(2.11)	$(0.51)	$(5.02)
Basic—pro forma	$(0.39)	$(2.26)	$(0.70)	$(6.25)

Diluted—as reported	$(0.31)	$(2.11)	$(0.51)	$(5.02)
Diluted—pro forma	$(0.39)	$(2.26)	$(0.70)	$(6.25)

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

Inherent in the estimation of the costs related to the Company’s restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructuring, the majority of estimates made by management related to charges for excess facilities. In determining the charge for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company’s lease obligations. Specifically, in determining the restructuring obligations related to facilities as of September 30, 2003, the Company reduced its lease obligations by estimated sublease income of $45.4 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

The following table summarizes the restructuring accrual activity recorded during the three months ended September 30, 2003 (in thousands):

	Severance and Benefits	Facilities	Total
Accrual balances, June 30, 2003	$1,041	$89,216	$90,257
Restructuring charges	1,478	3,031	4,509
Cash payments	(1,234)	(4,672)	(5,906)
Accrual balances, September 30, 2003	$1,285	$87,575	$88,860

The nature of the charges summarized above is as follows:

Severance and benefits – As of September 30, 2003, the Company has accrued $1.3 million of estimated severance and benefits costs as a restructuring accrual.  These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to September 30, 2003.  The Company recorded a related charge of $1.5 million during the three months ended September 30, 2003.  This charge related to workforce reductions as a component of the Company’s restructuring plans executed during the quarter.  The Company estimates that the $1.3 million accrual will be paid in full by September 2004.

Facilities – As of September 30, 2003, the Company has accrued $87.6 million of estimated future facilities costs as a restructuring accrual.  Of this accrual, $68.6 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $19.0 million relates to estimated allowances, fees and expenses.  The estimated sublease income netted against the restructuring accrual consists of the following (in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to September 30, 2003	$17.0
Estimated sublease income for sublease agreements yet to be negotiated	28.4
Total estimated sublease income	$45.4

We expect to pay the following future minimum lease payment amounts related to restructured or abandoned leased space through October 2013 (in millions):

Years Ending December 31,
2003	$4.7
2004	16.7
2005	15.6
2006	14.5
2007	5.9
2008 and thereafter	30.2
Total minimum lease payments	$87.6

Of these amounts, $18.5 million is due within the twelve months ending September 30, 2004, and has been classified as a current liability in the accompanying condensed consolidated balance sheet.  Actual future cash requirements may differ materially from the accrual at September 30, 2003, particularly if actual sublease income is significantly different from prospective estimates.

During the three months ended September 30, 2003, the Company recorded a facilities-related restructuring charge of $3.3 million.  This charge primarily related to the Company’s revision of some of its estimates with respect to anticipated future subleases.  This revision was necessary due to a further decline in the market for commercial real estate.  The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

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

Results of Operations

Three and nine months ended September 30, 2003 and 2002

Revenues

Total revenues decreased 32% during the quarter ended September 30, 2003 to $18.6 million as compared to $27.2 million for the quarter ended September 30, 2002.   A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

September 30, 2003
Americas	$2,058	41%	$7,015	52%	$9,073	49%
Europe	2,404	47	5,593	41	7,997	43
Asia Pacific	614	12	885	7	1,499	8
Total	$5,076	100%	$13,493	100%	$18,569	100%

September 30, 2002
Americas	$6,511	61%	$9,808	60%	$16,319	60%
Europe	3,508	32	5,497	33	9,005	33
Asia Pacific	737	7	1,178	7	1,915	7
Total	$10,756	100%	$16,483	100%	$27,239	100%

Nine Months Ended:

September 30, 2003
Americas	$8,879	45%	$23,871	53%	$32,750	51%
Europe	7,492	38	18,474	41	25,966	40
Asia Pacific	3,504	17	2,609	6	6,113	9
Total	$19,875	100%	$44,954	100%	$64,829	100%

September 30, 2002
Americas	$16,855	58%	$36,518	63%	$53,373	61%
Europe	11,087	38	17,759	31	28,846	33
Asia Pacific	1,302	4	3,592	6	4,894	6
Total	$29,244	100%	$57,869	100%	$87,113	100%

The Company operates in a competitive industry.  There have been declines in both the technology industry and in general economic conditions since the beginning of 2001.  These declines may continue.  Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 53% during the quarter ended September 30, 2003 to $5.1 million as compared to $10.8 million for the quarter ended September 30, 2002. Software license revenue decreased 32% during the nine months ended September 30, 2003 to $19.9 million as compared to $29.2 million for the nine months ended September 30, 2002. These decreases are largely attributable to declines in spending in the information technology market due to economic and geopolitical uncertainties. As a result, the Company has experienced a decline in license transactions and related revenue from new customers, while the proportion of revenue from existing customers has increased.

Services revenues decreased 18% during the quarter ended September 30, 2003 to $13.5 million as compared to $16.5 million for the quarter ended September 30, 2002.  Services revenue decreased 22% during the nine months ended September 30, 2003 to $45.0 million as compared to $57.9 million for the nine months ended September 30, 2002. These declines were almost entirely due to decreases in consulting services revenue.  Consulting services revenues decreased 34% for the three months ended September 30, 2003 to $4.7 million as compared to $7.1 million for the three months ended September 30, 2002, and 40% during the nine months ended September 30, 2003 to $17.0 million as compared to $28.5 million for the nine months ended September 30, 2002. These decreases are a result of a corresponding decline in license revenues and of economic and geopolitical uncertainties.

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

A summary of the cost of revenues for the periods presented is as follows, (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	%	2002	%	2003	%	2002	%
Cost of software licenses (1)	$666	13%	$1,414	13%	$1,549	8%	$3,417	12%
Cost of services (2)	5,915	44	8,751	53	19,650	44	31,507	54

Total cost of revenues (3)	$6,581	35%	$10,165	37%	$21,199	33%	$34,924	40%

(1)           Percentages are calculated based on total software license revenues for the period indicated

(2)           Percentages are calculated based on total services revenues for the period indicated

(3)           Percentages are calculated based on total revenues for the period indicated

Cost of software licenses decreased 53% in absolute dollar terms during the quarter ended September 30, 2003 to $666,000 as compared to $1.4 million for the quarter ended September 30, 2002.  The cost of software licenses decreased 55% in absolute dollar terms during the nine months ended September 30, 2003 to $1.5 million as compared to $3.4 million for the nine months ended September 30, 2002. These decreases were principally a result of lower software license revenue, including revenue generated from the Company’s products that embed or include third-party products.

Cost of services decreased 32% in absolute dollar terms during the quarter ended September 30, 2003 to $5.9 million as compared to $8.8 million for the quarter ended September 30, 2002. The cost of services decreased 38% in absolute dollar terms during the nine months ended September 30, 2003 to $19.7 million as compared to $31.5 million for the nine months ended September 30, 2002.  These decreases were the result of reductions in force that occurred primarily throughout the first three quarters of 2002, resulting in decreased salary and related expenses, in addition to a decrease in the use of third party consultants.  The declines in cost of services as a percentage of services revenue for the three and nine month periods were principally due to improved operating efficiencies.  Also contributing to the nine-month decline was an aggregate $1.4 million credit related to telecommunications costs renegotiated and recorded during the three months ended March 31, 2003, of which $473,000 was recorded in cost of services.

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

Operating expenses consisted of the following: (in thousands)

	Three Months Ended September 30,				Nine Months Ended September 30,
	2003	% (1)	2002	% (1)	2003	% (1)	2002	% (1)
Research and development	$4,467	24%	$7,774	29%	$16,681	26%	$34,755	40%
Sales and marketing	6,710	36	9,384	34	19,585	30	41,365	47
General and administrative	2,885	16	2,573	9	7,586	12	13,775	16
Litigation settlement costs	4,250	23	—	—	4,250	7	—	—

Goodwill and intangible amortization	—	—	887	3	887	1	2,661	3
Restructuring charge	4,509	24	63,205	233	13,361	21	103,150	118
Impairment of assets	—	—	853	3	—	—	3,129	4
Total operating expenses	$22,821	123%	$84,676	311%	$62,350	96%	$198,835	228%

(1)           Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 43% during the quarter ended September 30, 2003 to $4.5 million as compared to $7.8 million for the quarter ended September 30, 2002.  Research and development expenses decreased  52% during the nine months ended September 30, 2003 to $16.7 million as compared to $34.8 million for the nine months ended September 30, 2002.  The decreases in research and development expenses were primarily attributable to compensation reductions through reductions in force as well as other cost-cutting efforts put in place, including reductions in facilities and communications costs. The Company recorded a one-time credit of $0.9 million in the quarter ended September 30, 2003, related to funding recognized under a third-party development arrangement.

Sales and marketing expenses decreased 28% during the quarter ended September 30, 2003 to $6.7 million as compared to $9.4 million for the quarter ended September 30, 2002.  Sales and marketing expenses decreased 53% during the nine months ended September 30, 2003 to $19.6 million as compared to $41.4 million for the nine months ended September 30, 2002.  The decreases were primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

General and administrative expenses increased 12% during the quarter ended September 30, 2003 to $2.9 million as compared to $2.6 million for the quarter ended September 30, 2002.  General and administrative expenses decreased 45% during the nine months ended September 30, 2003 to $7.6 million as compared to $13.8 million for the nine months ended September 30, 2002.  The increase for the three-month period was primarily due to increased legal costs related to the pending litigation. The decrease for the nine-month period was primarily attributable to decreases in salary expense as a result of reductions in force, reserves of accounts receivable, and facilities and professional services expenses as a result of cost cutting measures.  Also contributing to the nine-month decline was a non-recurring compensation-related credit of $0.4 million recorded in the quarter ended June 30, 2003.

Amortization of goodwill and other intangibles. As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets have been fully amortized as of September 30, 2003.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf, Inc. that was completed in April of 2000.  We accounted for the acquisition as a purchase business combination.  It is possible that we may continue to expand our business through acquisitions and internal development.  Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Restructuring charges.  The Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities in an effort to respond to changing market conditions and to create a more efficient organization.  As a result, pre-tax restructuring charges of $4.5 million and $63.2 million were recorded during the three months ended September 30, 2003 and 2002, respectively, to provide for (i) severance and benefits termination costs related to the reduction of the Company’s workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then-current actual events, estimates and circumstances. See Note 6 of the accompanying Notes to Condensed Consolidated Financial Statements.

Restructuring charges consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Facilities	$3,269	$60,465	$11,887	$95,040
Severance and other	1,240	2,740	1,474	8,110
Total	$4,509	$63,205	$13,361	$103,150

The restructuring accrual at September 30, 2003, included in the accompanying Condensed Consolidated Financial Statements was approximately $88.9 million.  Of this, $87.6 million related to facilities and $1.3 million related to severance and other.  The severance and other accrual is expected to be paid in full by September 30, 2004.  The facilities accrual is expected to be paid as follows (in millions):

Years Ending December 31,
2003	$4.7
2004	16.7
2005	15.6
2006	14.5
2007	5.9
2008 and thereafter	30.2
Total minimum lease payments	$87.6

Actual future cash requirements may differ materially from the accrual at September 30, 2003, particularly if actual sublease income is significantly different from historical estimates.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Litigation Settlement Charges.  During the third quarter of 2003, the Company settled outstanding litigation which resulted in a charge of $4.3 million.  The settlement involved a third-quarter payment for past royalties and certain legal expenses and license fee payments that are due and payable in future quarters. These payments are not expected to have a material effect on the Company’s business, financial condition or results of operations.

Interest and other income (expense), net, for the three months ended September 30, 2003 was income of $655,000 as compared to income of $7,000 in 2002.  Interest and other income (expense), net for the nine months ended September 30, 2003 was income of $2.5 million as compared to expense of $6.7 million in 2002. For the three months ended September 30, 2003, there was $1.0 million of other income from the sale of common stock offset by a loss in currency fluctuations and other miscellaneous expenses. Interest income has declined year-over-year due to lower cash balances.  Other expense in 2002 included a realized loss on cost method investments of $8.5 million that did not recur in 2003.

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

Income Taxes

During the quarter ended September 30, 2003, we recognized tax expense of $87,000.   The tax expense mainly relates to income taxes in foreign jurisdictions that are not available to credit against US income taxes.

Liquidity and Capital Resources

	September 30, 2003	December 31, 2002

Cash, cash equivalents and liquid short-term investments	$81,674	$101,870
Long-term liquid investments	$—	$587
Restricted cash and investments	$20,958	$16,704
Working capital	$(1,044)	$5,616
Working capital ratio	1.0	1.0

As of September 30, 2003, cash, cash equivalents, liquid short-term investments, liquid long-term investments and restricted cash and investments totaled $102.6 million, which represents a decrease of $16.6 million as compared to a balance of $119.2 million on December 31, 2002. This decrease was attributable to net cash used for operations, partially offset by a $2 million increase in bank borrowings. We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the “SVB Facilities”) for up to $29.3 million as of September 30, 2003. Under the revolving line of credit portion of the SVB Facilities, amounts borrowed bear interest at the bank’s prime rate with a floor minimum rate of 4.25% and interest is due monthly, with the principal due in February 2004. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly net income (loss) levels.  At September 30, 2003 and December 31, 2002, $27.0 million and $25.0 million were outstanding under the SVB Facilities, respectively.

As of September 30, 2003, the Company was not in compliance with the profitability and financial covenants of the SVB Facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.

Under the term loan portion of the SVB Facilities, we have two outstanding loans and the total outstanding amounts of these loans were $2.3 million as of September 30, 2003 and $2.9 million as of December 31, 2002. Interest on these term loans are at the bank’s prime rate (4.00% as of September 30, 2003 and December 31, 2002) and prime rate plus 1.25%.  Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006, respectively. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 is due in 2005, and a final payment of $357,000 is due in 2006.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three months ended September 30, 2003 and 2002.

As of September 30, 2003 and December 31, 2002, commitments totaling $21.0 million and $16.7 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of our various landlords to secure obligations under our facility leases. These letters of credit are collateralized by a security agreement, under which we are required to maintain an equal amount of cash in a restricted specified interest bearing account.  Accordingly, $21.0 million and $16.7 million have been presented as restricted cash in the accompanying condensed consolidated balance sheets at September 30, 2003 and December 31, 2002, respectively.

Cash Provided Used For Operating Activities

Cash used for operating activities was $18.8 million and $90.5 million for the nine months ended September 30, 2003 and 2002, respectively. The primary reason for the net cash used by operating activities for the nine months ended September 30, 2003 is due to the net loss of $16.5 million, a decrease in accounts payable and accrued expenses ($3.7 million), a decrease in accrued restructuring expenses ($10.4 million) and a decrease in unearned revenue and deferred maintenance ($14.9 million).   Offsetting these uses of cash was $11.0 million of net non-cash items, such as depreciation expense, amortization of prepaid royalties, and amortization of intangibles, a decrease in accounts receivable ($12.2 million) and a decrease in prepaids and other ($3.1 million).  The primary reason for the cash used for operating activities for the nine months ended September 30, 2002 was due to the net loss of $160.5 million, adjusted by approximately $59.1 million for certain non-cash items such as depreciation expense, amortization of intangibles, impairment of assets, non-cash restructuring charge, realized losses on cash investments and provision for deferred tax asset valuation.  Also contributing to the cash decline was a decrease in accounts payable and accrued expenses of $6.9 million, a decrease in unearned revenues and deferred maintenance of $13.7 million, partially offset by decreases in accounts receivable of $21.3 million and in prepaids and other of $3.2 million, and an increase in accrued restructuring expenses of $7.6 million.

Cash Provided By Investing Activities

Cash provided by investing activities was $19.8 million for the nine months ended September 30, 2003 and was primarily due to net sales/maturities of investments of $26.8 million. Cash provided by investing activities was $70.7 million for the nine months ended September 30, 2002, and was primarily due to net sales/maturities of investments of $60.6 million and $13.3 million released from restricted cash and investments.

Cash Provided By Financing Activities

Cash provided by financing activities was $2.2 million for the nine months ended September 30, 2003, consisting of $1.2 million in proceeds from the issuance of common stock and $1.0 million from proceeds from borrowings, net of repayments.  Cash provided by financing activities was $27.1 million for the nine months ended September 30, 2002, consisting of $2.8 million on net proceeds from the issuance of common stock and $25.0 million in proceeds from borrowings less $732,000 of repayments on borrowings.

Capital expenditures were $131,000 and $1.1 million during the nine months ended September 30, 2003 and 2002, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

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

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of September 30, 2003, under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in thousands):

Years Ended December 31,	Operating Leases

2003	$5,767
2004	23,312
2005	23,579
2006	21,223
2007	18,695
2008 and thereafter	89,661
Total minimum lease payments	$182,237

As of September 30, 2003, the Company has accrued $87.6 million of estimated future facilities costs as a restructuring accrual. See Note 6 in the Notes to Condensed Consolidated Financial Statements.

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in thousands):

Less than 1 year	$3,956
1-3 years	676
4-5 years	1,922
Over 5 years	14,404
Total	$20,958

Restricted cash and investments represent collateral for these letters of credit.

Our net cash flows will depend heavily on the level of future revenues, our ability to restructure operations successfully and our ability to manage infrastructure costs.

We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources, our anticipated cash flows from operations and anticipated cash flows from subleases. However, we could experience unforeseen circumstances, such as a worsening economic downturn, lease settlements and less than anticipated cash inflows from operations, invested assets, and subleases that may increase our use of available cash or need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support more rapid expansion, develop new or enhanced services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We renewed and amended the SVB Facility during the second quarter of fiscal 2003. The SVB Facility is secured by substantially all of our owned assets.  The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility.  As of September 30, 2003, the Company was not in compliance with the profitability and financial covenants of the commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.  While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default in future periods, in the event that we are unable to avoid another event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

Related Party Transactions

Mr. Pehong Chen, our CEO and Chairman of the Board, served as a director of Brience, Inc. (“Brience”) a provider of software products.  From February 2001 to February 2002, we had a reseller relationship with Brience whereby we agreed to resell the Brience product licenses with our product.  One end-customer installation that resulted from the reseller relationship was not concluded until the three months ended September 30, 2002.  During the three and nine months ended September 30, 2002, we paid to Brience approximately $175,000 in license fees for the resell of the Brience product to that end-customer.  During the three and nine months ended September 30, 2003, we paid no royalties to Brience.  Mr. Chen resigned from the Brience board of directors on September 12, 2002.

We also have an investment of 19.9% in Roundarch, a CRM services company. We have a reseller relationship with Roundarch whereby Roundarch is an implementation partner who integrates our software products with other third-party software products into CRM customer installations.  During the three months ended September 30, 2003 and 2002, transactions involving Roundarch comprised $17,000 and $330,000 of our revenue, respectively.  For the nine months ended September 30, 2003 and 2002, revenues were $219,000 and $383,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

We consider all debt and equity securities with maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Our long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from September 30, 2003. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

All short-term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were approximately $5,000 and ($1.5 million) for the nine months ended September 30, 2003 and 2002, respectively.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of September 30, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$67,319	$—	$—	$67,319
Money market	33,900	—	—	33,900
Corporate notes/bonds	1,005	5	—	1,010
Government notes/bonds	408	—	—	408
	102,632	5	—	102,637

Cash and cash equivalents	101,578	—	—	101,578
Short-term investments	1,054	5	—	1,059
Long-term investments	—	—	—	—
	$102,632	$5	$—	$102,637

Included in the table above in cash and cash equivalents are $21.0 million of non-current restricted cash and investments.

Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2002 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$36,070	$—	$—	$36,070
Money market	36,232	—	—	36,232
Corporate notes/bonds	23,369	50	(1)	23,418
Government notes/bonds	23,430	11	—	23,441
	$119,101	$61	$(1)	$119,161

Cash and cash equivalents	$94,090	$—	$—	$94,090
Short-term investments	24,428	57	(1)	24,484
Long-term investments	583	4	—	587
	$119,101	$61	$(1)	$119,161

Included in the table above in short-term investments are non-current restricted cash and investments of $16.7 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months and nine months ended September 30, 2003 and 2002, no one customer accounted for more than 10% of total revenue.  For the three months and nine months ended September 30, 2003, no one customer accounted for more than 10% of accounts receivable. For the three months and nine months ended September 30, 2002, one customer accounted for more than 10% of accounts receivable.

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

The total fair value of our cost method long-term equity investments in public and non-public companies as of September 30, 2003 was $1.6 million. We recorded an other than temporary write-down of $298,000 during the three months ended September 30, 2003 related to long-term equity investments.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2003 and December 31, 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the nine months ended September 30, 2003 and 2002.

During the third quarter of fiscal 2003, we drew down $27.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate with a floor minimum of 4.25% (4.25% annually as of September 30, 2003) and principal is due in full in February 2004.  Additionally, we have two outstanding term loans as of September 30, 2003.  Interest on those term loans are at the bank’s prime rate (4.00% as of September 30, 2003) and prime rate plus 1.25%.

ITEM 4.  Controls and Procedures

Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report, subject to the improvement of our internal controls subsequent to the end of the third quarter as described below.

Changes in Internal Control Over Financial Reporting

Subsequent to the end of the quarter ended September 30, 2003, the Company implemented the following changes to our internal control over financial reporting:

•      We implemented more formal processes for the review of significant licensing contracts, and

•      We implemented additional procedures to ensure that transactions affecting common stock are properly documented and the appropriate accounting applied.

These additional procedures were implemented, in part, due to a material weakness letter we received from our independent accountants in October 2003.  Management believes the new controls address the key issues raised in the material weakness letter.  We will continue to monitor the effectiveness of our internal controls and procedures on an ongoing basis and will take further action, as appropriate.

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

During the third quarter of 2003, the Company reached a confidential settlement with Verity, Inc. with respect to our outstanding litigation. The detailed terms and conditions of this settlement are confidential and cannot be disclosed without the consent of each party.  The settlement did not have a material effect on the Company’s business, financial condition or results of operations.

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

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibits	Description
3.4	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	References are hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4.
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On July 23, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended June 30, 2003.
On October 22, 2003, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended September 30, 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 14, 2003	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2003	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

BROADVISION, INC. QUARTERLY REPORT ON FORM 10-Q SEPTEMBER 30, 2003

INDEX TO EXHIBITS

Exhibit	Description
3.4	Certificate of Correction of Certificate of Amendment of Amended and Restated Certificate of Incorporation
4.1	References are hereby made to Exhibits 3.1, 3.2, 3.3 and 3.4.
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002