Form 10-K
period 2003-12-31
BROADVISION INC
filed 2004-03-15
CIK 920448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2003
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2003, based on the closing sales price as quoted by the Nasdaq, 32,845,905 shares of Common Stock, having an aggregate market value of approximately $182.0 million were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrants are assumed to be affiliates.

        As of March 5, 2004, the registrant had 33,347,140 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders to be held June 11, 2004 are incorporated by reference to Part III of this Form 10-K Report.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2003

BroadVision®, Broad Vision One-to-One®, iGuide® and Interleaf® are trademarks and registered trademarks of BroadVision in the United States of America and other countries and BroadVision Process™, Click-to-Create™, Commerce™, Enterprise™, Command Center™, Portal™, One-to-One Content™, Publishing Center™, Deployment Center™, Integration Services™, Multi-Touchpoint Services™, QuickSilver™ and LiveCycle™, are trademarks of BroadVision.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2003, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those risk factors set forth under "Risk Factors" and elsewhere in this Form 10-K.

        We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Overview and Industry Background	4
The BroadVision Solution	4
BroadVision Business Strategies	5
Integrate Leading Core Applications	5
Support Dynamic Development of Targeted Application Solutions	5
Enhance our Service and Support Infrastructure to Help Customers Maximize Their Return on Investment	5
Leverage Alliances with Key Business Partners	5
Support Diverse Customer Business Models	6
BroadVision Solutions	6
Self-Service Applications	6
Self-Service Extensions	7
BroadVision Portal Platform	8
Key Capabilities of BroadVision's Solutions	8
Other Products	9
Product Development	9
BroadVision Global Services	9
Consulting Services	10
Support and Maintenance Services	10
Training	10
Delivery Methodology	10
Strategic Alliances	10
System Integrators and Solution Providers	10
Application Service Providers	11
Technology Partners	11
Customers and Markets	11
Sales and Marketing	11
Competition	12
Intellectual Property and Other Proprietary Rights	13
Employees	13
Executive Officers	14

PART I

ITEM 1. BUSINESS

Overview and Industry Background

        We develop, market and support personalized self-service web applications that enable organizations to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners and customers. Our integrated suite of process, commerce, portal and content solutions unify an organizations e-business infrastructure to increase revenues and reduce costs. We also provide a range of professional services to support our customers, including implementation, training, education and technical support.

        As of December 31, 2003, more than 1,000 companies and government entities around the globe have used our applications to power and personalize their mission-critical web initiatives.

        BroadVision® was founded in 1993 and has been a publicly-traded corporation since 1996. BroadVision was among the pioneers of e-business and among the first to offer pre-integrated, packaged web applications to power personalized information and commerce-centric portals.

        General information about us can be found at our website, www.broadvision.com, under the "Company" link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the SEC.

The BroadVision Solution

        BroadVision's self-service web applications allow organizations to unify and extend their key business applications, information, and business processes by taking advantage of the power of the web accessed by a broad range of wired and wireless mobile devices. BroadVision's products allow customers, partners, and employees to do business on their own terms, in a personalized and collaborative way. BroadVision solutions allow multiple constituents to serve themselves from anywhere, at any time, through any web device. BroadVision's personalized self-service web applications enable organizations to create business value by transforming the way they do business—moving business interactions and transactions from a manual, human-assisted paradigm to an automated, personalized self-service model that enhances productivity, agility, efficiency and scalability.

        Our integrated suite of process, commerce, portal and content solutions and product extensions enable organizations to develop dynamic profiles of web and wireless users from volunteered data and observed behavior, deliver personalized content and execute transactions securely. Business managers are able to modify business rules and content in real time, offering a personalized experience to each online or mobile visitor. Because of our commitment to open standards and open architecture, BroadVision applications integrate with our customers' existing systems and expand as our customers' needs and businesses grow.

        BroadVision's integrated suite of products provides organizations with rapid time-to-market, and the flexibility to adapt as business needs and conditions change. With BroadVision Process, customers can Click-to-Create new web-enabled business processes and connect them with existing BroadVision or non-BroadVision portal and e-commerce solutions.

        Supporting this application infrastructure, as of December 31, 2003, are numerous partner firms around the world who are working to ensure our joint customers' success through complementary technology, applications, tools and services offerings that extend and enhance BroadVision customers' implementations. BroadVision maintains long-standing relationships with its partners.

        We believe our products improve our customers' revenue opportunities by enabling them to establish more effective and efficient one-to-one relationships with their customers and business partners. Web and wireless users are engaged by highly personalized real-time interactions, able to transact business securely and encouraged to remain online and make return visits. Our applications also improve the cost-effectiveness of one-to-one relationship management both within and outside an organization by enabling non-technical managers to modify business rules and content in real time and by helping to reduce the cost of customer acquisition and retention, business development, technical support and employee workplace initiatives. Because we provide pre-integrated, packaged solutions, time to deployment is shorter and customers are able to manage and maintain their web and wireless applications in a cost-effective manner.

BroadVision Business Strategies

        Our objective is to be the leading provider of personalized self-service web applications. To achieve this objective, we have adopted the following key strategies:

        Integrate Leading Core Applications.    To enable our customers to effectively manage all of their key commerce and information access initiatives, we have focused our product development and marketing efforts in the following areas:

  •
  enhancing our core technology through investment in research and development activities;

  •
  leveraging industry-leading application components into our products; and

  •
  partnering with leading technology, platform and services providers.

        Support Dynamic Development of Targeted Application Solutions.    We were among the first companies to introduce packaged web-based applications for electronic commerce, financial services and knowledge management. With BroadVision Process, our partners and customers can now dynamically develop additional process-specific web applications that are unique to their business and/or industry and link them to either BroadVision portal and commerce solutions, or to other commercially available portal and commerce solutions.

        Enhance our Service and Support Infrastructure to Help Customers Maximize Their Return on Investment.    BroadVision Global Services (BVGS) provides a broad range of consulting, training and technical support services for all of our products. This organization provides business application and technical expertise, along with extensive product knowledge, to complement our products and provide solutions that meet customer business requirements. By using BVGS, customers and business partners are able to customize their application solutions to maximize the benefits of our self-service model.

        We are committed to extending the service offerings and the resources available to our customers and have implemented programs such as an online BroadVision University, a train-the-trainer program and third-party educational centers to extend the breadth and depth of our service offerings. We have also tiered our technical support offerings to provide standard, enterprise-strength and personalized support programs for our customers. Global coverage and intelligent sourcing enables our customers to receive the services they need at a competitive price.

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

        To accelerate adoption of our products, we have developed the BroadVision Partner Program. This program is a comprehensive, structured partnership relationship designed to drive effective alliances and ensure success by jointly identifying and pursuing specific business objectives. The BroadVision Partner Program operates within a framework of proactive business planning, revenue targeting, structured sales support and enhanced BroadVision training as well as marketing and sales engineering support. The partner program is intended to help our partners successfully develop, promote, and sell their services and solutions in close coordination with our sales engineering, channel and partner marketing and professional services teams.

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

BroadVision Solutions

        BroadVision provides an integrated, self-service web application suite for enabling large-scale e-business. All BroadVision products reflect the principles of excellence that drive our company's culture: adherence to open standards, scalability and performance, data and transaction security, high-powered functionality based on expert business logic and rigorous testing for quality assurance.

BroadVision Self-Service Applications

        BroadVision self-service applications are a set of cross-industry applications, designed to web-enable specific business processes, leveraging the unique capabilities of a pre-integrated portal framework.

BroadVision Process™

        Transforms costly, people-intensive processes and collaborations into web-based self-service processes. Allows business analysts and technical staff to design and deploy solutions in days, not months, significantly reducing IT cost and accelerating time to implementation. BroadVision Process is scheduled to be released in March 2004.

BroadVision Commerce™

        Transacts the entire sales process from lead generation to sales execution to customer support and allows management of B2B and B2C channels through a single application. Delivers advanced personalization capabilities and easy-to-use catalog management tools.

BroadVision Portal™

        Connects visitors to personalized views of information, resources and business processes stored in diverse internal and external legacy information systems. Easy to use and manage, it supports collaborative business processes through self-serviced microsites.

BroadVision Content™

        Manages all types of content throughout its lifecycle: from creation and management through deployment and distribution. Support for intelligent content tagging and management enables organizations to deliver highly personalized content to multiple constituents using web, wireless or print.

BroadVision Self-Service Extensions

        The following extensions build on the core functionality of BroadVision's self-service applications:

BroadVision Business Intelligence™

        Complements BroadVision Commerce by enabling the conduct of multi-dimensional analysis of complex data—including sales trends, customer segments, customer purchase behavior and site performance. Developed in partnership with Teradata, a global leader in enterprise data warehousing and enterprise analytic technologies and services.

BroadVision eMarketing™

        Complements BroadVision Commerce with closed-loop campaign management. Makes it easy to segment prospects and customers and deliver personalized, relevant and timely offers via web, e-mail or both. Integrated reporting automatically gathers and presents the information organizations need to discover the marketing approach that works best.

BroadVision QuickSilver®™

        Provides powerful features for creating and publishing lengthy, complex documents supporting multiple output formats (including HTML, PDF and Postscript) and automatic publishing of personalized content to BroadVision Portal. Assemble publications from a variety of text, graphic and database sources, including Microsoft Word, AutoCad, Microsoft Excel, and Oracle. Includes a complete XML authoring environment.

Self-Service Framework

        BroadVision applications and extensions leverage a self-service framework that provides notable availability, performance, scalability and security.

BroadVision Deployment™

        Simplifies the process of moving content from multiple systems to the production environment. Reduces the cost of managing BroadVision application assets and improves process standardization for enterprise staging initiatives.

BroadVision Multi-Touchpoint™

        Extends BroadVision applications beyond the desktop to mobile phones enabled with WAP, CHTML or XHTML; personal digital assistants (PDAs); voice channels that use Voice XML technology; as well as HTML devices including PCs, kiosks, ATMs, and point-of-sale terminals. Enables you to personalize content to the memory, screen, and navigational characteristics of different touch points.

BroadVision Search™

        Provides full-text and field searching of online content and any referenced external files and returns results with relevance-ranked scores. Supports query searches using a broad spectrum of search operators. Connects people to the information they seek regardless of medium. Developed in partnership with FAST, a global leader in real-time search and filter technology.

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

        In addition, we use other widely accepted standards in developing our products, including Web Services, Structured Query Language (SQL) for accessing relational database management systems; Common Gateway Interface (CGI) and Hypertext Transfer Protocol (HTTP) for web access; Netscape Application Programming Interface (NAPI) for access to Netscape's web servers; Secure Socket Layer (SSL) for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA Security.

        Our applications can be operated in conjunction with relational database management systems provided by IBM Corporation, Informix, Microsoft, Oracle and Sybase. Supported application servers include WebLogic, WebSphere and SunOne.

Support for Open Source

        BroadVision Process gives organizations the option of running on a commercially available technology stack described above or on an open source stack. While our commitment to commercial platforms has not changed, we recognize that our customers are adopting open source as a platform because of its total cost of ownership and runtime benefits.

Key Capabilities of BroadVision's Solutions

        We have designed all BroadVision self-service web applications for use in mission-critical, high-performance environments by companies with complex architecture, and demanding deployment and maintenance requirements. Some of the key capabilities of BroadVision applications include:

  •
  Scalability—Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions.

  •
  Personalization—BroadVision's advanced personalization technology, including session and event-based observations and transaction information, provide a better understanding of site visitors and allow our customers to dynamically tailor content to them.

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

Other Products

        In addition to our products, we have entered into agreements that enable us to resell selected third-party software products from IONA Technologies, FAST, MKS, Inc., Rogue Wave, and NCR. These are sublicensed to end users and either incorporated in or sold as options to our products.

Product Development

        We believe that our future success will depend in large part on our ability to enhance and extend the BroadVision self-service web application suite: self-service applications, extensions and framework, and associated platform technologies; maintain technological leadership; and satisfy an evolving range of customer requirements for large-scale, interactive, online relationship management applications.

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

        As of December 31, 2003, we had 95 employees in our product development organization. Our research and development expenses were $21.1 million in the year ended December 31, 2003, $41.4 million in the year ended December 31, 2002 and $78.7 million in the year ended December 31, 2001.

        To date, we have not capitalized any software development costs as products are made available for general release relatively concurrently with the establishment of technological feasibility. We expect to continue to devote substantial resources to our product development activities.

BroadVision Global Services

        BroadVision provides a full spectrum of global services to contribute to the success for businesses, including strategic services, implementation services, migration services and ongoing training and support.

Consulting Services

        The BroadVision Global Services organization provides strategic services that help customers achieve maximum business value from their BroadVision applications and implementation services that ensure rapid deployment. BVGS leverages a global supply chain of certified professionals to provide customers with high value at low cost. Our comprehensive migration services—including migration planning and optimization—provide a cost effective approach to migration and protect our customers' investment in critical business applications.

Support and Maintenance Services

        We have tiered our support and maintenance programs to better serve the needs of our worldwide customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases as necessary, as well as product enhancements.

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

Delivery Methodology

        BroadVision LifeCycle is a multi-disciplinary implementation process that integrates business, content management and creative and technical expertise to take sites live efficiently. Each phase of the process—Define, Design, Develop, Deploy—has a suggested set of best practice tasks and deliverables formulated to identify the key issues required to launch a high-performance and profitable site.

Strategic Alliances

        We recognize that today's organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a team of best-of-breed partners with the skills, services and value-added products necessary to design, deploy and manage a global e-business. Working together, our partners and we can help organizations go live quickly with dynamic, interactive applications.

System Integrators and Solution Providers

        Our system integrators and solutions providers help customers plan and implement their mission-critical web strategies, including integration with front- and back-office systems. They have developed their own technologies, solutions and best practices that complement our applications and in some cases provide deep industry-specific applications solutions. In addition, we have entered into reseller agreements with partners to permit value-added and industry-specific extensions to our applications by these partners, who target various vertical industry applications with their solutions. Our partners include NCR in automated teller machine banking and Siemens medical solutions.

Application Service Providers

        Our application service provider partners develop, host and support value-added application solutions based on our technology. These applications typically extend our technology into new areas or leverage our applications by adding industry-specific functionality, providing targeted solutions that address specific market needs.

Technology Partners

        We have developed key technology partnerships with leading software and hardware companies in areas complementary to our solutions, such as data analysis and reporting, content management and payment processing. These technology partnerships enhance our ability to base our products on industry standards and take advantage of current and emerging technologies. Our technology partners include Actuate, NCR Teradata and Ektron.

Customers and Markets

        As of December 31, 2003, we had licensed our products to over 1,000 end-user customers and partners. During each of the years ended December 31, 2003, 2002 and 2001, no customer accounted for more than 10% of our total revenues.

        Our primary target customers are Global 2000 organizations that are at the forefront of delivering innovative self-service e-business to increase revenues, improve productivity and reduce operational costs.

        BroadVision's software is deployed in all major industry groups, including financial services, government, healthcare, manufacturing, retail and telecommunications. Customers include key entities like Achmea, CIBC, Citibank, Fleet Boston, ING Bank, Lloyds TSB Bank, Tatra Bank, U.S. Air Force, U.S. General Services Administration, U.S. Postal Service, Highmark Blue Cross, Pfizer, Merck Medco, Pitney Bowes, Xerox, AEON, Circuit City, Sears Roebuck, Wal*Mart, KPN, O2 and Vodafone.

Sales and Marketing

        We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2003, our direct sales organization included 96 sales representatives, managers and sales support personnel.

        We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas sales and marketing organizations, offices are located in the United States in California, Colorado, Georgia, Illinois, Massachusetts, New York, Texas, Virginia and Washington; in Canada, offices are located in Toronto and Vancouver, British Columbia.

        Sales and marketing offices for our Europe region are located in Austria, France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.

        Our sales and marketing offices in the Asia Pacific/Japan/India/Middle East region are located in India, Japan and the Republic of China (Taiwan).

        Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our self-service web applications capabilities at the prospect's site, followed by one or more detailed technical reviews, often presented at our headquarters. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the application. Our global services organization helps customers design, and then develop and deploy, their applications.

        As of December 31, 2003, nine employees were engaged in a variety of marketing activities, including preparing marketing research, product planning and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

Competition

        If we fail to compete successfully with current or future competitors, we may lose market share. The market for self-service web applications is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

  •
  in-house development efforts by prospective customers or partners;

  •
  other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as Art Technology Group, BEA, IBM Corporation, Microsoft, Oracle, PeopleSoft, Plumtree, SAP, Siebel and Vignette; and

  •
  web content developers that develop custom software or integrate other application software into custom solutions.

        The principal competitive factors affecting the market for our products are:

  •
  depth and breadth of functionality offered;

  •
  personalization and other features;

  •
  integration of portal applications and framework;

  •
  availability of knowledgeable developers;

  •
  time required for application deployment;

  •
  reliance on industry standards;

  •
  product reliability;

  •
  proven track record;

  •
  scalability;

  •
  maintainability;

  •
  product quality;

  •
  price; and

  •
  technical support.

        Compared to us, many of these competitors and other current and future competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies can use their greater name recognition and more extensive customer base to gain market share at our expense. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products. We may be unable to compete successfully with current or new competitors.

Intellectual Property and Other Proprietary Rights

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S patent, issued in January 1998 and expiring in August 2015, on elements of the BroadVision One-To-One Enterprise product, which covers electronic commerce operations common in today's web business. We also hold a U.S. patent, issued in November 1996 and expiring in February 2014, acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents. The patent on active documents (associating procedures to elements of an electronic document) is fundamental and hard to avoid by modern document processing systems. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

        We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "BroadVision One-To-One", "iGuide" and "Interleaf" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

Employees

        As of December 31, 2003, we employed a total of 367 full-time employees, of whom 233 are based in North America, 116 in Europe and 18 in Asia. Of these full-time employees, 105 are in sales and marketing, 95 are in product development, 137 are in global services and client support, and 30 are in finance, administration and operations.

        We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

        The following table sets forth certain information regarding our current executive officers.

Name	Age	Position
Pehong Chen	46	Chairman of the Board, Chief Executive Officer and President
William E. Meyer	42	Executive Vice President and Chief Financial Officer
Alex Kormushoff	47	Senior Vice President, Global Services
Warren Utt	46	Senior Vice President, Worldwide Field Operations

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

        William E. Meyer has served as our Executive Vice President and Chief Financial Officer since April 2003. Prior to joining BroadVision, Mr. Meyer was Chief Financial Officer of Mainsoft Corporation, a leading global publisher of cross-platform development software. Before Mainsoft, he held several senior finance positions with Phoenix Technologies, a multi-national system software company, including chief financial officer and executive vice president of inSilicon Corporation, a leading developer of semiconductor intellectual property that was spun-off from Phoenix. Prior to his tenure at Phoenix, Meyer held senior finance positions at Spectrum HoloByte/Microprose, SBT Accounting Systems and Arthur Andersen & Co.

        Alex Kormushoff has served as our Senior Vice President of Global Services since October 2002. Mr. Kormushoff has served the information technology industry for nearly 25 years in various positions, including consulting, business development, practice development, and business operations. Prior to joining BroadVision, Mr. Kormushoff was the Managing Director of Sapient Germany. He also held the position of Managing Director of Sapient's Manufacturing, Retail and Distribution Practice. Sapient is a leading business consulting and technology services firm. Before Sapient, he held various senior consulting, management, and sales positions with CSC Consulting and Digital Equipment Corporation.

        Warren Utt has served as our Senior Vice President of Worldwide Field Operations since July 2002. Mr. Utt has served the technology industry for over 20 years. Prior to joining BroadVision, Mr. Utt was the Vice President of Sales for PerformaWorks, a leading developer of goal driven performance management software. Before PerformaWorks, he was the Vice President of Business Development and Channel Sales at InterOPS Management Solutions, a leading provider of mission critical operational management services to the financial services sector. He was responsible for the creation of all strategic relationships and initial client sales. Prior to InterOPS, Mr. Utt was the Chief Executive Officer of Contentra, where he led them from their founding to their acquisition by North American Media Engines.

ITEM 2. PROPERTIES

        We lease approximately 705,000 square feet of office space, of which approximately 90% is in the United States. We occupy or sublease 55% of the 705,000 square feet of our leased office space.

        At our headquarters, located in Redwood City, California, we occupy approximately 49,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. Additional leased domestic facilities include offices located in Atlanta, GA., Bellevue, WA., Burlington, MA., Dallas, TX., El Segundo, CA., Irving, TX., Itasca, IL., Landover, MD., McLean, VA., New York, NY., Redwood City, CA., San Francisco, CA., Santa Clara, CA., and Waltham, MA, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Vienna, Paris, Hamburg, Munich, Milan, Houten, Netherlands, Madrid, Stockholm, Reading, UK, Renes, Switzerland, Megenwil, Switzerland, Toronto, Japan and Singapore.

        We believe our facilities are suitable for their respective uses and, in general, are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available to accommodate any necessary or currently anticipated expansion of our operations.

ITEM 3. LEGAL PROCEEDINGS

        We are subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, we have adequate defenses for each of the claims and actions, and believes that their ultimate disposition is not expected to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

        Our common stock is quoted on the Nasdaq National Market under the symbol "BVSN." The following table shows high and low sale prices per share of our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year 2003
First Quarter	$4.50	$3.60
Second Quarter	7.69	3.75
Third Quarter	6.95	4.52
Fourth Quarter	5.71	4.14
Fiscal Year 2002
First Quarter	$30.06	$15.30
Second Quarter	15.75	2.70
Third Quarter	4.59	1.23
Fourth Quarter	6.15	1.10

        As of March 5, 2004, there were 2,063 holders of record of our common stock. On March 5, 2004, the last sale price reported on the Nasdaq National Market System for our common stock was $8.12 per share.

        We have never declared or paid cash dividends on our common stock, and it is our present intention to retain earnings to finance the expansion of our business. In addition, our credit facility with our commercial lender contains certain covenants that may limit our ability to pay cash dividends.

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

        The selected consolidated financial data set forth below should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations," the Consolidated Financial Statements of BroadVision and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	Years Ended December 31,
	2003	2002	2001	2000	1999(1)
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$30,230	$40,483	$101,480	$250,838	$75,383
Services	57,851	75,415	146,943	164,661	40,131

Total revenues	88,081	115,898	248,423	415,499	115,514
Cost of revenues:
Cost of software licenses	2,561	8,144	9,895	7,827	3,703
Cost of services	25,708	38,898	97,639	119,391	25,108

Total cost of revenues	28,269	47,042	107,534	127,218	28,811

Gross profit	59,812	68,856	140,889	288,281	86,703
Operating expenses:
Research and development	21,067	41,432	78,677	51,621	14,568
Sales and marketing	26,394	48,918	139,799	167,415	48,903
General and administrative	9,790	16,288	42,311	28,088	7,970
Litigation settlement costs	4,250	—	—	—	—
Goodwill and intangible amortization	886	3,548	211,216	187,855	—
Charge for acquired in-process technology	—	—	6,418	10,100	—
Restructuring charge	35,356	110,449	153,284	—	—
Impairment of assets	—	3,129	—	—	—
Impairment of goodwill and other intangibles	—	—	336,379	—	—

Total operating expenses	97,743	223,764	968,084	445,079	71,441

Operating (loss) income	(37,931)	(154,908)	(827,195)	(156,798)	15,262
Other, net	2,899	(8,011)	(6,928)	18,217	4,543

(Loss) income before income taxes	(35,032)	(162,919)	(834,123)	(138,581)	19,805
Income tax provision	439	7,603	2,136	23,048	996

Net (loss) income	$(35,471)	$(170,522)	$(836,259)	$(161,629)	$18,809

Net (loss) earnings per share:
Basic (loss) earnings per share	$(1.08)	$(5.32)	$(27.20)	$(5.60)	$0.74

Shares used in computation—basic (loss) earnings per share	32,800	32,036	30,748	28,864	25,458

Diluted (loss) earnings per share	$(1.08)	$(5.32)	$(27.20)	$(5.60)	$0.65

Shares used in computation—diluted (loss) earnings per share	32,800	32,036	30,748	28,864	28,968

(1)
Revenue for 1999 does not reflect the adoption of EITF No. 01-14, Income Statement Characterization of Reimbursements for "Out-of-Pocket" Expenses Incurred. Accordingly, revenue has not been increased to reflect any billable out-of-pocket reimbursable expenses. All other periods presented reflect the adoption of this standard.

	As of December 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$78,776	$77,386	$75,758	$153,137	$279,823
Working capital	748	5,616	67,165	218,553	324,156
Total assets	195,082	240,136	392,417	1,143,024	406,128
Debt and capital leases, less current portion	969	1,945	2,922	3,897	4,890
Accumulated deficit	(1,204,675)	(1,169,204)	(998,682)	(162,423)	(794)
Total stockholders' equity	7,950	41,633	203,147	1,009,298	345,188

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

        We develop, market and support a suite of personalized self-service web applications that enable organizations to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners and customers. Our integrated suite of process, commerce, portal and content solutions helps organizations rapidly increase revenues and reduce costs.

        As of December 31, 2003, more than 1,000 companies and government entities around the globe have used our applications to power and personalize their mission-critical web initiatives.

        Worldwide demand for enterprise software has declined significantly over the past several quarters. The decline in venture capital spending has resulted in fewer new companies with funding to, among other things, build an on-line business. Established companies have scaled back, delayed or cancelled web-based initiatives. As a result, we have seen significant declines in our revenue over the past three fiscal years.

        We have significantly rationalized our operations in recent quarters in response to the reduced demand for our products and services. We have decreased our headcount and worldwide cost structure each by over 80%. As discussed in Note 9 of Notes to Consolidated Financial Statements, we've taken significant charges to restructure operations, and we've implemented more efficient processes in targeted areas. We believe our efforts position us well to improve our financial performance and to generate profitable operations in future periods.

        We strive to anticipate changes in the demand for our services and aggressively manage our labor force appropriately. Through our thorough budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process allows us to adjust our cost structures to changing market needs, competitive landscapes and economic factors. Our emphasis on cost control helps us manage our margins even if revenues generated fall short of what we anticipate.

        Following are key financial highlights for fiscal 2003:

  •
  We generated revenue of $88.1 million, a 24% decline from fiscal 2002 revenue of $115.9 million.

  •
  We recorded a net loss of $35.5 million, down from a loss of $170.5 million in fiscal 2002.

  •
  We ended the year with 367 employees, down from 449 employees at the beginning of the year.

  •
  We ended fiscal 2003 with cash, cash equivalents and short-term investments of $98.6 million and bank debt of $28.9 million, as compared with $119.2 million and $27.9 million, respectively, at the end of the prior year.

Recent Events

        We renewed and amended our revolving credit facility in June 2003. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank's prime rate (floating with a floor of 4.25%). The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents and short-term investments (excluding restricted cash, long-term investments and equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios. As of December 31, 2003, we were not in compliance with the financial and deposits covenants of the commercial credit facilities. Subsequently, we received a waiver from the bank regarding non-compliance. At December 31, 2003 and December 31, 2002, $27.0 million and $25.0 million, respectively, was outstanding under the line of credit. Interest is due monthly and principal was due at expiration in February 2004. Subsequently, the facility has been renewed with substantially the same terms and an expiration date of February 2005.

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

        We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized under the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

Allowances and Reserves

        Occasionally, our customers experience financial difficulty after we record the sale but before we are paid. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. We record reductions to revenue for estimated future returns of products by our customers. If market conditions were to decline, we may experience larger volumes of returns resulting in an incremental reduction of revenue at the time the return occurs.

Impairment Assessments

        We adopted Statement of Financial Accounting Standard ("SFAS") No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This standard requires that goodwill no longer be amortized and instead, be tested for impairment on a periodic basis.

        Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS 142, the first stage requires a comparison of the fair value of BroadVision to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of December 31, 2003 and therefore, no additional impairment was warranted.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2003. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

Deferred Tax Assets

        We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We have considered estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Accounting for Stock-Based Compensation

        We apply Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB Opinion 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

        During the year ended December 31, 2003, we recorded compensation expense of $342,000 as a result of granting a third-party consultant common stock in the Company and a vesting modification to a grant for a terminated employee. These charges were calculated based upon the market value of the underlying stock on the date of grant or modification.

        We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see Note 10 of Notes to Consolidated Financial Statements for assumptions used in the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss as reported	$(35,471)	$(170,522)	$(836,259)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	342	846	1,014
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,275)	(47,979)	39,661

Pro forma net loss	$(44,404)	$(217,655)	$(795,584)

Loss per share:
Basic—as reported	$(1.08)	$(5.32)	$(27.20)
Basic—pro forma	$(1.35)	$(6.80)	$(25.87)
Diluted—as reported	$(1.08)	$(5.32)	$(27.20)
Diluted—pro forma	$(1.35)	$(6.80)	$(25.87)

Restructuring

        Through December 31, 2003, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

        We account for severance and benefits termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) for exit or disposal activities initiated prior to December 31, 2002. Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs we recorded are not associated with nor do they benefit continuing activities. We account for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

        Prior to the adoption on January 1, 2003 of SFAS 146, we accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us.

        Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charge related to the restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce our lease obligations. Specifically, in determining the restructuring obligations related to facilities as of December 31, 2003, we reduced our lease obligations by estimated sublease income of $49.4 million. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

	Years Ended December 31,
	2003	2002	2001
Revenues:
Software licenses	34%	35%	41%
Services	66	65	59

Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	3	7	4
Cost of services	29	34	39

Total cost of revenues	32	41	43

Gross profit	68	59	57
Operating expenses:
Research and development	24	36	32
Sales and marketing	30	42	56
General and administrative	11	14	17
Litigation settlement costs	5	—	—
Goodwill and intangible amortization	1	3	85
Charge for acquired in-process technology	—	—	3
Restructuring charge	40	95	62
Impairment of assets	—	3	—
Impairment of goodwill and other intangibles	—	—	135

Total operating expenses	111	193	390

Operating loss	(43)	(134)	(333)

Other (expense) income, net	3	(7)	(3)

Loss before provision for income taxes	(40)	(141)	(336)

Provision for income taxes	—	6	1

Net loss	(40)%	(147)%	(337)%

Results of Operations

	Software	%	Services	%	Total	%
	(dollars in thousands)
Year Ended December 31, 2003:
Americas	$14,435	48%	$30,700	53%	$45,135	51%
Europe	11,725	39	23,733	41	35,458	40
Asia/Pacific	4,070	13	3,418	6	7,488	9

Total	$30,230	100%	$57,851	100%	$88,081	100%

Year Ended December 31, 2002:
Americas	$23,988	59%	$46,137	61%	$70,125	61%
Europe	14,658	36	24,853	33	39,511	34
Asia/Pacific	1,837	5	4,425	6	6,262	5

Total	$40,483	100%	$75,415	100%	$115,898	100%

Year Ended December 31, 2001:
Americas	$51,863	51%	$98,385	67%	$150,248	60%
Europe	37,606	37	37,524	26	75,130	30
Asia/Pacific	12,011	12	11,034	7	23,045	10

Total	$101,480	100%	$146,943	100%	$248,423	100%

Revenues

        Total revenues for the year ended December 31, 2003 were $88.1 million, down $27.8 million, or 24%, from the prior year. This decline consisted of a decrease in software license revenue of $10.3 million, or 25%, and a decrease in services revenue of $17.6 million, or 23%.

        The decrease in software license revenues is primarily attributable to continued weakness in the information technology market due to economic uncertainties throughout 2003. The decrease in services revenue consisted of decreases in both maintenance and support ($2.9 million) and consulting services revenue ($14.7 million). The decreases in maintenance and consulting services revenue were a result of a corresponding decline in software license revenues and of weak economic conditions over the past fiscal year.

        Total revenues for the year ended December 31, 2002 were $115.9 million, down $132.5 million or 53% on a year-over-year basis. This decline consisted of a decrease in software license revenue of $61.0 million or 60% and a decrease in services revenue of $71.5 million or 49%.

        The decrease in software license revenues is primarily attributable to an overall decline in the economy throughout the 2002 fiscal year in comparison to the 2001 fiscal year. The decrease in services revenue consisted of decreases in both maintenance and support ($21.3 million) and consulting services revenue ($50.2 million). Continued economic uncertainty affected the spending on information technology, which significantly effected our license revenue during 2002. The decrease in services revenue is a result of decreased business volume associated with decreased software license revenues over the past year and an overall decline in the economy.

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

	Years Ended December 31,
	2003	%	2002	%	2001	%
	(dollars in thousands)
Cost of software licenses (1)	$2,561	8%	$8,144	20%	$9,895	10%
Cost of services (2)	25,708	44	38,898	52	97,639	66

Total cost of revenues (3)	$28,269	32%	$47,042	41%	$107,534	43%

(1)
Percentage is calculated based on total software license revenues for the period indicated.

(2)
Percentage is calculated based on total services revenues for the period indicated.

(3)
Percentage is calculated based on total revenues for the period indicated.

        Cost of software licenses for the year ended December 31, 2003 decreased $5.6 million, or 69%, on a year over year basis. Cost of software licenses as a percent of license revenues was 8% in 2003 as compared to 20% in 2002. The decrease in absolute dollars is a result of decreased license revenues, including revenue generated from our products that embed or include third-party products. During the fourth quarter of fiscal year 2002, we recorded a provision of $3.2 million related to prepaid royalties for software we no longer intended to utilize.

        Cost of services for the year ended December 31, 2003 decreased $13.2 million, or 34%, on a year over year basis. Cost of services as a percent of services revenues was 44% in 2003 as compared to 52% in 2002. The decreases in absolute dollar terms and as a percentage of revenue during 2003 as compared to 2002 were the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2002 fiscal year.

        For the year ended December 31, 2002, cost of software licenses decreased $1.8 million or 18% on a year-over-year basis. Cost of software licenses as a percent of license revenues was 20% in 2002 as compared to 10% in 2001. The decrease in absolute dollars year over year is a result of decreased license revenues and resulting decrease in revenues with associated third party royalties. The increases in the 2002 fiscal year from the 2001 fiscal year as a percentage of license revenue is due primarily to a $3.2 million write-off of pre-paid royalties recorded in the fourth quarter of fiscal 2002 related to software we no longer intend to utilize.

        Cost of services during 2002 decreased $58.7 million or 60% on a year-over-year basis. Cost of services as a percent of services revenues was 52% in 2002 as compared to 66% in 2001. The decreases in cost of services in absolute dollar terms and as a percentage of revenue during 2002 as compared to 2001 were the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2002 fiscal year.

        Total employees in BVGS were 98 as of December 31, 2003, 170 as of December 31, 2002 and 394 as of December 31, 2001.

Operating Expenses

        Operating expenses consists of the following:

  •
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

  •
  Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as collateral materials, trade shows, public relations, advertising, and creative services.

  •
  General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable and professional service fees.

  •
  Litigation settlement costs consist of costs incurred to settle pending or threatened litigation matters.

  •
  Goodwill and intangible amortization represents costs to amortize goodwill and other intangible assets, generally on a straight-line basis. As described in Note 4 in the Notes to Consolidated Financial Statements, as of January 1, 2002, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of a recognizable intangible asset as defined by SFAS 142.

  •
  Charge for acquired in process technology consists of costs of technology acquired in business combinations that are immediately expensed under Accounting Principles Bulletin (APB) Opinion No. 16, "Business Combinations", which was in effect at the time of the acquisition.

  •
  Restructuring charges represent costs incurred to restructure company operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS. 146.

  •
  Impairment of assets represents charges for the impairment of physical assets considered a portion of on-going operations.

  •
  Impairment of goodwill and other intangibles represents charges for the impairment of goodwill and other intangible assets.

        A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues.

	Years Ended December 31,
	2003	%	2002	%	2001	%
	(dollars in thousands)
Research and development	$21,067	24%	$41,432	36%	$78,677	32%
Sales and marketing	26,394	30	48,918	42	139,799	56
General and administrative	9,790	11	16,288	14	42,311	17
Litigation settlement costs	4,250	5	—	—	—	—
Goodwill and intangible amortization	886	1	3,548	3	211,216	85
Charge for acquired in-process technology	—	—	—	—	6,418	3
Restructuring charge	35,356	40	110,449	95	153,284	62
Impairment of assets	—	—	3,129	3	—	—
Impairment of goodwill and other intangibles	—	—	—	—	336,379	135

Total operating expenses	$97,743	111%	$223,764	193%	$968,084	390%

Interest income	$803	1%	$4,130	4%	$11,404	5%

Other income (expense), net	$2,096	2%	$(12,141)	(10)%	$(18,332)	(7)%

        Research and development.    Research and development expenses decreased $20.4 million, or 49%, in 2003 compared to 2002, and $37.2 million, or 47%, in 2002 compared to 2001. The decreases in both years were primarily attributable to reductions in staffing levels resulting in decreased salary and salary related costs, as well as other cost-cutting efforts taken as part of our restructuring plan, such as consolidation of facilities.

        Sales and marketing.    Sales and marketing expenses decreased $22.5 million, or 46%, in 2003 compared to 2002, and $90.9 million, or 65%, in 2002 compared to 2001. Sales and marketing expenses in both years decreased primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

        General and administrative.    General and administrative expenses decreased $6.5 million, or 40%, in 2003 compared to 2002, and $26.0 million, or 62%, in 2002 compared to 2001. The decreases in both years were primarily attributable to decreases in salary expenses as a result of reductions in force, professional services expenses as a result of cost cutting measures, reserves of accounts receivable due to better than expected collection efforts and declining accounts receivable balances, and continued facilities consolidations.

        Litigation settlement costs.    During the third quarter of 2003, we settled outstanding litigation which resulted in a charge of $4.3 million. The settlement involved payments for past royalties and certain legal expenses and license fee that are due and payable in future periods. These payments are not expected to have a material effect on our business, financial condition or results of operations.

        Goodwill and intangible amortization.    On June 29, 2001, we completed our acquisition of Keyeon LLC ("Keyeon"), a joint venture in which we previously held an interest of approximately 36%. As consideration for the acquisition, we issued 301,475 shares of our common stock valued at $13.6 million to the other participants in the joint venture, which resulted in our owning 100% of the outstanding shares of Keyeon. The acquisition was accounted for as a purchase. As a result of the Keyeon acquisition, we recorded goodwill of $880,000. Amortization of goodwill related to the Keyeon acquisition was approximately $246,000 in 2001. We acquired Interleaf on April 14, 2000. We accounted for the acquisition as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of recognizable intangible assets related to the Interleaf transaction was $35 million in 2002. Amortization of goodwill and other intangibles assets related to the Interleaf acquisition was $210.8 million in 2001. On November 24, 1999, we acquired all of the registered shares of Fidutec Information Technology SA. We have accounted for this acquisition as a purchase business combination. Amortization of goodwill related to Fidutec was approximately $214,000 in 2001.

        Charge for acquired in-process technology.    In connection with the acquisition of Keyeon, LLC, and based upon our estimates prepared in conjunction with a third-party valuation consultant, $6.4 million was allocated to acquired in-process technology and $880,000 was allocated to goodwill and intangible assets. The acquired in-process technology included a project to develop an employee portal product. We estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the consolidated statements of operations. The income approach methodology was used to value the acquired in-process technology. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. These cash flows are discounted at a rate appropriate for the risk of the asset. The rate of return depends upon the stage of completion, which was estimated at fifty percent. An overall after tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development. The efforts required to complete the acquired in-process technology included the completion of all planning, designing and testing activities that were necessary to establish that the product can be produced to meet its design requirements, including functions, features and technical performance requirements. The costs to complete this project were included in the year ending December 31, 2001 and there are no expected remaining costs.

        Restructuring charge.    The Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $35.4 million was recorded during fiscal 2003 and a pre-tax charge of $110.4 million was recorded during fiscal 2002 to provide for these actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        Activity related to the restructuring plans prior to January 1, 2003 is accounted for in accordance with EITF 94-3. Activity initiated during 2003 is accounted for in accordance with FAS 146, with the exception of amounts that were the result of changes in assumptions to restructuring plans that were initiated prior to January 1, 2003. The charges for lease cancellations and commitments under FAS 146 were $21.7 million. FAS 146 requires a present value calculation be applied to these charges. In fiscal 2003, there were charges of $11.6 million for lease cancellations and commitments that were accounted for in accordance with EITF 94-3.

        As of December 31, 2003, the total restructuring accrual was $105.4 million under EITF 94-3 and FAS 146. Of the total accrual $18.6 million is current and $86.8 million is noncurrent. (See Note 5 and Note 6)

        The following table summarizes the activity related to the restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the twelve months ended December 31, 2003 (in thousands):

	Accrued restructuring costs at Dec. 31, 2002	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Dec. 31, 2003
Year Ended December 31, 2003
Lease cancellations and commitments	$—	$21,683	$—	$21,683
Termination payments to employees and related costs	—	1,535	(1,293)	242
Write-off on disposal of assets and related costs	—	515	(515)	—

	$—	$23,733	$(1,808)	$21,925

        The following table summarizes the activity related to the restructuring plans intiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Year Ended December 31, 2001
Lease cancellations and commitments	$—	$106,962	$—	$(17,103)	$89,859
Termination payments to employees and related costs	—	9,121	—	(8,304)	817
Write-off on disposal of assets and related costs	—	37,201	—	(37,088)	113

	$—	$153,284	$—	$(62,495)	$90,789

Year Ended December 31, 2002
Lease cancellations and commitments	$89,859	$82,851	$—	$(78,019)	$94,691
Termination payments to employees and related costs	817	7,644	—	(7,036)	1,425
Write-off on disposal of assets and related costs	113	19,954	—	(19,988)	79

	$90,789	$110,449	$—	$(105,043)	$96,195

Year Ended December 31, 2003
Lease cancellations and commitments	$94,691	$11,649	$—	$(23,314)	$83,026
Termination payments to employees and related costs	1,425	41	—	(1,037)	429
Write-off on disposal of assets and related costs	79	(41)	(26)	(12)	—

	$96,195	$11,649	$(26)	$(24,363)	$83,455

        The following table summarizes the restructuring accrual activity recorded during the twelve months ended December 31, 2003 (in thousands):

	Severance and Benefits	Facilities	Total
Accrual balances, December 31, 2002	$1,504	$94,691	$96,195
Restructuring charges	1,509	33,847	35,356
Cash payments	(2,342)	(23,829)	(26,171)

Accrual balances, December 31, 2003	$671	$104,709	$105,380

        The nature of the charges summarized above is as follows:

  •
  Severance and benefits—As of December 31, 2003, we have accrued $671,000 of estimated severance and benefits costs as a restructuring accrual. These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to December 31, 2003. We recorded a related charge of $1.5 million during the twelve months ended December 31, 2003. This charge related to workforce reductions as a component of the Company's restructuring plans executed during the year. We estimate that the $671,000 accrual will be paid in full by December 31, 2004.

  •
  Facilities—As of December 31, 2003, we have accrued $104.7 million of estimated future facilities costs as a restructuring accrual. Of this accrual, $90.3 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $14.4 million relates to estimated allowances, fees and expenses. The estimated sublease income netted against the restructuring accrual consists of the following (in thousands):

Sublease income to be received under non-cancelable sublease agreements signed prior to December 31, 2003	$18,183
Estimated sublease income for sublease agreements yet to be negotiated	31,175

Total estimated sublease income	$49,358

        We expect to pay the following future minimum lease payment amounts related to restructured or abandoned leased space through October 2013 (in thousands):

Years Ending December 31,
2004	$18,015
2005	16,464
2006	14,851
2007	13,796
2008	7,659
2009 and thereafter	40,074

Total minimum lease payments	$110,859

        Of these amounts, $18.0 million is due within the twelve months ending December 31, 2004, and has been classified as a current liability in the accompanying condensed Consolidated Balance Sheet. Actual future cash requirements may differ materially from the accrual at December 31, 2003, particularly if actual sublease income is significantly different from prospective estimates.

        During the twelve months ended December 31, 2003, we recorded a facilities-related restructuring charge of $33.8 million. This charge related to our revisions of estimates with respect to our planned future occupancy and anticipated future subleases. These revisions were necessary due to a reduction in planned future BroadVision space needs and a further decline in the market for commercial real estate. We estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

        Actual future cash requirements may differ materially from the restructuring accruals at December 31, 2003, particularly if actual sublease income is significantly different from current estimates. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        During fiscal 2001 and fiscal 2002, we approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization.

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

        The following table summarizes charges recorded during fiscal 2002 for exit activities and asset write-downs (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Total
Reserve balances, December 31, 2001	$930	$89,859	$90,789
Restructuring charges	8,707	101,742	110,449
Cash payments	(8,026)	(78,019)	(86,045)
Non-cash portion	(107)	(18,891)	(18,998)

Reserve balances, December 31, 2002	$1,504	$94,691	$96,195

        The nature of the charges summarized above is as follows:

        Severance and benefits and other—We recorded a charge of approximately $8.7 million during fiscal year ended December 31, 2002 related to severance benefits to terminated employees in the United States and various international locations. Costs incurred include severance, payroll taxes and COBRA benefits. Included in the $8.7 million is $107,000 of non-cash charges. These non-cash charges represent a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees. The compensation charge was calculated using the Black-Schools option pricing model. Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of our 2001 restructuring plan. Approximately $8.0 million of severance and benefits and other costs had been paid out during fiscal 2002 and the remaining $1.5 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by December 31, 2003. Our restructuring plan included plans to terminate the employment of approximately 430 employees in North and South America and approximately 95 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002, impacting all departments. The employment of approximately 525 employees was terminated during fiscal year 2002. As a result of these reductions, we expect annual salary savings of approximately $44.6 million.

        Facilities/Excess Assets—During fiscal year 2002, we revised our estimates and expectations with respect to our facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in our 2001 restructuring plan based upon actual events and circumstances. Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm we retained. Based on the factors above, a facilities/excess assets charge of $101.7 million was recorded during fiscal year 2002 and includes non-cash asset impairment charges of approximately $18.9 million.

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

        Impairment of assets.    During the first quarter of 2002, we engaged a third party firm to conduct a physical inventory of our computer hardware assets located in North America. We conducted an internal physical inventory on computer hardware assets located outside of North America. The objective of the physical inventory was to verify the amount and location of our computer hardware. As a result of the findings of the physical inventory and related reconciliation with our asset records, we recorded an asset impairment charge of approximately $2.3 million net book value related to computer hardware during the first quarter of fiscal 2002. During the third quarter of 2002, we conducted an additional review of remaining computer and communication related assets not reviewed during the first quarter inventory and recorded an asset impairment charge of $853,000 as a result of the findings of our inventory and related reconciliation with our asset records. During fiscal 2003, we recorded asset impairments of approximately $515,000 in connection with our restructuring plan, which is included in our restructuring charge recorded in our Statement of Operations.

        Impairment of goodwill and other intangible assets.    Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No.142, the first step requires a comparison of our fair value to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. We determined, as of December 31, 2003, that the fair value exceeded our net book value and no impairment of goodwill and other intangible assets was required.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the Company. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2003. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value. As described in "Recent Accounting Pronouncements" in this document, our accounting for goodwill changed in 2002 upon adoption of SFAS 142.

        As reported in Note 4 in Notes to Consolidated Financial Statements, we recorded a $336.4 million impairment charge during 2001 to reduce goodwill by $330.2 million and other intangible assets by $6.2 million associated with our acquisitions, primarily the Interleaf acquisition, to their estimated fair value.

Other Income (Expense), net

        Other income (expense), net, consists of the following (in thousands):

	Years Ended December 31,
	2003	%	2002	%	2001	%
	(dollars in thousands)
Interest income	$803	1%	$4,130	4%	$11,404	5

Other income (expense), net	$2,096	2%	$(12,141)	(10)%	$(18,332)	(7)%

        Interest income decreased $3.3 million, or 81%, in 2003 compared to 2002, and $7.3 million, or 64%, in 2002 compared to 2001. The decrease in 2003 was attributable to decreased cash balances from 2002 to 2003 and lower market interest rates earned on invested cash. The decrease in 2002 was attributable to decreased cash balances from 2001. Other income, net, for the 2003 fiscal year was $2.1 million as compared to net expense of $12.1 million in 2002 and net expense of $18.3 million in 2001. The main reason for the 2003 change was due to realized losses on cost method investments in 2002 that did not recur in 2003 in other expense. The main reasons for the 2002 change was due to a decrease in losses on asset sales/disposals of $2.2 million, a decrease in losses on foreign currency of $1.6 million and a decrease in equity in net loss from unconsolidated subsidiaries of $2.4 million.

Income Taxes

        We recorded income tax provisions of $439,000, $7.6 million and $2.1 million for the years ended December 31, 2003, 2002 and 2001. For the year ended December 31, 2003, the tax expense mainly relates to foreign withholding taxes and state income taxes. For the year ended December 31, 2002, $6.3 million of the $7.6 million relates to a valuation provision for our deferred tax asset recorded in the second quarter of fiscal 2002. The tax expense, excluding the deferred tax asset valuation provision, mainly relates to foreign withholding taxes and state income taxes.

Liquidity and Capital Resources

	December 31,
	2003	2002	2001
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$78,776	$101,870	$141,463
Long-term investments	—	$587	$22,135
Restricted cash and investments	$19,827	$16,704	$29,949
Working capital	$747	$5,616	$67,165
Working capital ratio	1.0	1.0	1.5

        As of December 31, 2003, cash, cash equivalents, short-term investments, long-term investments and restricted cash totaled $98.6 million, which represents a decrease of $20.6 million as compared to a balance of $119.2 million at December 31, 2002. This decrease was primarily attributable to net cash used for operations, partially offset by a $2 million increase in bank borrowings.

        We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the "SVB Facilities") for up to $28.9 million as of December 31, 2003. We renewed and amended our revolving credit facility in June 2003. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank's prime rate (floating with a floor of 4.25%). The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents and short-term investments (excluding restricted cash, long-term investments and equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios. As of December 31, 2003, we were not in compliance with the financial and deposits covenants of the commercial credit facilities. Subsequently, we received a waiver from the bank regarding non-compliance. At December 31, 2003 and December 31, 2002, $27.0 million and $25.0 million, respectively, was outstanding under the line of credit. Interest is due monthly and principal is due at expiration in February 2004. Subsequently, the facility has been renewed with substantially the same terms and an expiration date of February 2005.

        Under the term loan portion of the SVB Facilities, we have two outstanding loans and the total outstanding amounts of these loans were $1.9 million as of December 31, 2003 and $2.9 million as of December 31, 2002. Interest on these term loans are at the bank's prime rate (4.00% as of

December 31, 2003 and December 31, 2002) plus 1.25% (5.25% as of December 31, 2003 and December 31, 2002). Principal and interest are due in consecutive monthly payments through maturity of these term loans in March 31, 2005 and September 30, 2006, respectively. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 is due in 2005, and a final payment of $357,000 is due in 2006.

        As of December 31, 2003 and 2002, commitments totaling $19.8 million and $16.7 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of our various landlords to secure obligations under our facility leases and to secure a litigation settlement. These letters of credit are collateralized by a security agreement, under which we are required to maintain an equal amount of cash in a restricted specified interest bearing account. Accordingly, $19.8 million and $16.7 million have been presented as restricted cash in the accompanying condensed Consolidated Balance Sheets at December 31, 2003 and December 31, 2002, respectively.

Cash Used For Operating Activities

        Cash used for operating activities was $23.1 million, $99.2 million and $77.9 million for fiscal 2003, 2002 and 2001, respectively. The primary reason for the net cash used for operating activities for fiscal 2003 is due to the net loss of $35.5 million adjusted for certain non-cash items such as depreciation expense, amortization of prepaid royalties and amortization of intangibles. Decreases in accounts receivable reserves of $2.5 million, accounts payable and accrued expenses of $8.1 million and in unearned revenues and deferred maintenance of $11.7 million contributed to the use of cash, offset by decreases in other noncurrent assets of $1.9 million, in accounts receivable of $10.0 million and in prepaids and other of $1.6 million and an increase in the restructuring reserves of $7.5 million. Net cash used for operating activities for the year ended December 31, 2002 was primarily attributed to the net loss of $170.5 million adjusted for certain non-cash items such as depreciation expense, amortization of prepaid royalties, amortization of intangibles, impairment of assets, non-cash restructuring charge, accounts receivable reserves and provision for deferred tax asset valuation as well as a decrease in accounts payable and accrued expenses, a decrease in unearned revenues and deferred maintenance, a decrease in other noncurrent assets, partially offset by decreases in accounts receivable and in prepaids and other, and an increase in the restructuring reserves. Net cash used for operating activities for the year ended December 31, 2001 was primarily attributed to the net loss for the year, less non-cash charges such as goodwill and intangible amortization, fixed asset depreciation and amortization, impairment of goodwill and other intangibles, charge for acquired in-process technology and the non-cash portion of the restructuring charge. Other key contributors included decreases in accounts payable and accrued expenses, unearned revenue and deferred maintenance and increases in other noncurrent assets, all partially offset by decreases in accounts receivable and prepaid expenses.

Cash Provided By (Used For) Investing Activities

        Cash provided by investing activities of $22.0 million for fiscal 2003 and $73.9 million for fiscal 2002 primarily consisted of net sales/maturities of investments. Cash used for investing activities of $15.0 million for the year ended December 31, 2001 consisted of net maturities of investments, purchases of property and equipment, and net cash acquired in a purchase transaction.

        Capital expenditures were $131,000 for fiscal 2003, $1.1 million for fiscal 2002 and $55.7 million for fiscal 2001. Our capital expenditures have consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

Cash Provided By Financing Activities

        Cash provided by financing activities of $2.5 million for fiscal 2003 and $26.9 million for fiscal 2002 consisted mostly of proceeds from borrowings under our line of credit facility. Cash provided in fiscal 2001 of $15.4 million consisted primarily of proceeds from the issuance of common stock.

Leases and Other Contractual Obligations

        In connection with our restructuring plan initiated during 2001, we consolidated various operating facilities during 2002 and 2001. Lease termination costs include the abandonment of certain excess lease facilities for the remaining lease terms. These costs totaled $33.8 million, including $515,000 in leasehold improvements impairments, during 2003 and $101.7 million, including $18.9 million in leasehold improvements impairments in 2002. Total lease termination costs include the abandonment of leasehold improvements and the remaining lease liabilities and brokerage fees, offset by estimated sublease income. The estimated costs of abandoning these facilities, estimated costs to sublease as well as estimated sublease income, were based upon market information analyses provided by a commercial real estate brokerage firm retained by us.

        In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements. The total capital commitment is $2.0 million, of which $1.1 million has been contributed through December 31, 2003. The remaining $.9 million will be contributed in future periods based upon the capital requirements of the fund.

        As of December 31, 2003, $90.3 million of future minimum lease payments, net of anticipated sublease income, is accrued in our restructuring accruals. The restructuring accruals are net of approximately $49.4 million of sublease income of which approximately $31.2 million represents estimated sublease income for sublease agreements yet to be negotiated and the remaining $18.2 million represents sublease income to be received under non-cancelable sublease agreements signed by December 31, 2003. See Note 9 of Notes to Consolidated Financial Statements for additional information.

        The following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash and investments represent the collateral for our letters of credit. The operating leases include facilities included in restructuring and excluded $49.4 million of sublease income of which approximately $31.2 million represents estimated sublease income for sublease agreements yet to be negotiated.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in thousands)
Letters of credit	$19,827	$3,580	$347	$1,496	$14,404
Long-term debt	1,945	977	968	—	—
SVB Facility	27,000	27,000	—	—	—
Non-cancelable operating leases	179,998	25,228	65,109	29,610	60,051

	$228,770	$56,785	$66,424	$31,106	$74,455

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

Quarterly Results of Operations

        The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2003, as well as that data expressed as a percentage of our total revenues for the periods indicated.

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

	Three Months Ended
	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
	(in thousands)
(UNAUDITED)
Statement of Operations Data:
Revenues:
Software licenses	$10,355	$5,077	$6,824	$7,975	$11,239	$10,756	$10,309	$8,179
Services	12,987	13,492	14,981	16,480	17,546	16,483	19,110	22,276

Total revenues	23,252	18,569	21,805	24,455	28,785	27,239	29,419	30,455
Cost of revenues:
Cost of software licenses	1,012	666	495	388	4,727	1,414	903	1,100
Cost of services	6,058	5,915	7,177	6,558	7,391	8,751	10,422	12,334

Total cost of revenues	7,070	6,581	7,672	6,946	12,118	10,165	11,325	13,434

Gross profit	16,182	11,988	14,133	17,509	16,667	17,074	18,094	17,021
Operating expenses:
Research and development	4,386	4,467	6,063	6,151	6,677	7,774	13,006	13,975
Sales and marketing	6,809	6,710	6,043	6,382	7,553	9,384	15,803	16,178
General and administrative	2,203	2,885	2,413	2,288	2,513	2,573	5,009	6,193
Litigation settlement costs	—	4,250	—	—	—	—	—	—
Goodwill and intangible amortization	—	—	—	887	887	887	887	887
Restructuring charge	21,995	4,509	7,817	1,035	7,299	63,205	34,565	5,380
Impairment of assets	—	—	—	—	—	853	—	2,276

Total operating expenses	35,393	22,821	22,336	17,193	24,929	84,676	69,270	44,889

Operating income (loss)	(19,211)	(10,833)	(8,203)	316	(8,262)	(67,602)	(51,176)	(27,868)

Other, net	263	569	608	1,021	(1,715)	(131)	(5,514)	(8,254)

Net income (loss)	$(18,949)	$(10,264)	$(7,595)	$1,337	$(9,977)	$(67,733)	$(56,690)	$(36,122)

Basic net income (loss) per share	$(0.57)	$(0.31)	$(0.23)	$0.04	$(0.31)	$(2.11)	$(1.77)	$(1.14)
Dilute net income (loss) per share	$(0.57)	$(0.31)	$(0.23)	$0.04	$(0.31)	$(2.11)	$(1.77)	$(1.14)
Shares used in computing basic net income (loss) per share	33,080	32,906	32,751	32,447	32,261	32,171	32,037	31,673
Shares used in computing diluted net income (loss) per share	33,080	32,906	32,751	34,727	32,261	32,171	32,037	31,673

	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003	Dec. 31, 2002	Sep. 30, 2002	June 30, 2002	Mar. 31, 2002
As a Percentage of Revenues:
Revenues:
Software licenses	45%	27%	31%	33%	39%	39%	35%	27%
Services	55	73	69	67	61	61	65	73

Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	4	2	2	4	16	5	3	4
Cost of services	26	27	33	32	26	32	35	40

Total cost of revenues	30	29	35	36	42	37	38	44

Gross profit	70	71	65	64	58	63	62	56
Operating expenses:
Research and development	19	24	28	25	23	29	44	46
Sales and marketing	29	36	28	28	26	34	54	53
General and administrative	9	16	11	9	9	9	17	20
Litigation settlement costs	—	23	—	—	—	—	—	—
Goodwill and intangible amortization	—	—	—	4	3	3	3	3
Charge for acquired in-process technology	—	—	—	—	—	—	—	—
Restructuring charge	95	24	36	4	26	233	118	18
Impairment of assets	—	—	—	—	—	3	—	8
Impairment of goodwill and other intangibles	—	—	—	—	—	—	—	—

Total operating expenses	152	123	102	70	87	311	236	148

Operating loss	(83)	(58)	(38)	1	(29)	(248)	(174)	(92)

Other, net	1	3	3	4	(6)	(1)	(19)	(27)

Net loss	(82)%	(55)%	(35)%	5%	(35)%	(249)%	(193)%	(119)%

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.

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

        We have experienced a decline in revenues sequentially for the first three quarters of fiscal 2002 and the first three quarters of fiscal 2003 and the outlook on future periods is unclear given the general economic conditions. Furthermore, we incurred net losses for the past three quarters and have not achieved positive cash flow from operations. We may not be profitable from operations for the near term and may continue to incur negative cash flow. If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

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

The market for our products and services is in a rapidly evolving environment and may fail to remain a viable market.

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

Changes in accounting standards and in the way we charge for licenses could result in a reduction of the revenue we are able to recognize.

        In October 1997, the American Institute of Certified Public Accountants issued SOP 97-2, and later amended its position by its SOP 98-4 and SOP 98-9. Based on our interpretation of the AICPA's position, we believe our current revenue recognition policies and practices are consistent with SOP 97-2, SOP 98-4 and SOP 98-9. However, interpretations of these standards continue to be issued. Future interpretations could lead to unanticipated changes in our current revenue recognition practices, which could materially adversely affect our business, financial condition and operating results.

        The Securities and Exchange Commission and the Financial Accounting Standards Board are also currently reviewing the accounting standards related to other areas. Any changes to these accounting standards, or the way these standards are interpreted or applied, could require us to change the way we account for any other aspects of our business in a manner that could adversely affect our reported financial results.

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

        We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and have reduced our numbers to 1,102 at the end of 2001 and 449 at the end of 2002 and 367 at the end of 2003. If we are unable to support these changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses do not track our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We are dependent on direct sales personnel and third-party distribution channels to achieve revenue growth.

        To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting, training and retaining sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and take time to achieve full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire and retain sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, under which partners have agreed to resell and support our current BroadVision One-to-One product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach or for convenience upon 90 days' notice prior to the end of any annual term. Termination of any of these alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to maintain and expand our direct sales force or other distribution channels, our revenues may not grow or they may decline.

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

        Our international activities expose us to numerous additional risks. In the year ended December 31, 2003, approximately 49% of our revenues were derived from sales outside of North America.

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

        If we fail to compete successfully with current or future competitors, we may lose market share. The market for self-service web applications is rapidly evolving and intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

  •
  in-house development efforts by prospective customers or partners;

  •
  other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as Art Technology Group, BEA, IBM Corporation, Microsoft, Oracle, PeopleSoft, Plumtree, SAP, Siebel and Vignette and

  •
  web content developers that develop custom software or integrate other application software into custom solutions.

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

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S patent, issued in January 1998, on elements of the BroadVision One-To-One Enterprise product, which covers electronic commerce operations common in today's web business. We also hold a U.S. patent, issued in November 1996, acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents. The patent on active documents (associating procedures to elements of an electronic document) is fundamental and hard to avoid by modern document processing systems. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

        We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "BroadVision One-To-One", "iGuide" and Interleaf as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

        If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including OpenSSL, public key cryptography technology including the major encryption algorithms RC2 and MDS to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.

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

        We rely in part on technology that we license from third parties, including relational database management systems from Oracle, Sybase, and Informix object request broker software from IONA Technologies PLC, database access technology from Rogue Wave Software and other software. We integrate or sublicense this technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology licensed from Open SSL. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. Moreover, the licensed technology may contain defects that we cannot control. The loss of any of these technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could harm our business.

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

We may not have adequate back-up systems, and natural or manmade disasters could damage our operations, reduce our revenues and lead to a loss of customers.

        We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Santa Clara, California, which reside on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001. Although we do have a backup generator, which would maintain critical operations, this generator could fail. We also have significantly reduced our workforce in a short period of time, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems and which may make it more difficult to quickly resolve potential system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

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

        We renewed and amended the SVB Facility during the second quarter of fiscal 2003. The SVB Facility is secured by substantially all of our owned assets. The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility. As of December 31, 2003, we were not in compliance with the financial and deposits covenants of the commercial credit facilities. Subsequently, we received a waiver from the bank regarding non-compliance. While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default in future periods, in the event that we are unable to avoid another event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2003 and 2002. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Our long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year from December 31, 2003. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

        All short term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were $(400,000) and $(1.7) million for the years ended December 31, 2003 and 2002, respectively. Total realized gains during fiscal 2003 and 2002 were $1.1 million and $719,000, respectively, and are included in other income in the accompanying Consolidated Statements of Operations. [emailed to Patricia]

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$65,592	$—	$—	$65,592
Money market	32,602	—	—	32,602
Corporate notes/bonds	408	—	—	408
Government notes/bonds	—	—	—	—

	$98,602	$—	$—	$98,602
Included in cash and cash equivalents	$98,602	$—	$—	$98,602
Included in short-term investments	—	—	—	—
Included in long-term investments	—	—	—	—

	$98,602	$—	$—	$98,602

        Included in the table above in cash and cash equivalents is $19.8 million of restricted cash and investments.

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2002 (in thousands):

	Amortized costs	Unrealized gains losses	Unrealized	Fair value
Cash	$36,070	$—	$—	$36,070
Money market	36,232	—	—	36,232
Corporate notes/bonds	23,369	50	(1)	23,418
Government notes/bonds	23,430	11	—	23,441

	$119,101	$61	$(1)	$119,161
Included in cash and cash equivalents	$94,090	$—	$—	$94,090
Included in short-term investments	24,428	57	(1)	24,484
Included in long-term investments	583	4	—	587

	$119,101	$61	$(1)	$119,161

        Included in the table above in cash and cash equivalents are $16.7 million of non-current restricted cash and investments.

Concentrations of Credit Risk

        Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the years ended December 31, 2003, 2002 and 2001 no one customer accounted for more than 10% of total revenue. As of December 31, 2003 and 2002, one customer individually accounted for more than 10% of accounts receivable. As of December 31, 2001, no one customer individually accounted for more than 10% of the accounts receivable.

Fair Value of Financial Instruments

        Our financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, equity investments, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, short-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues.

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

        The total fair value of our cost method long-term equity investments in public and non-public companies as of December 31, 2003 was $1.6 million. This includes $500,000 of net write-downs during 2003 of investments due to an other-than-temporary decline in fair value. There were no unrealized gains or losses recorded to date and for the year ended December 31, 2003 related to long-term equity investments.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements and the related notes thereto of BroadVision, Inc. and the Report of Independent Certified Public Accountants are filed as a part of this Form 10K.

REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To The Board of Directors and Stockholders of BroadVision, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of BroadVision, Inc. (a Delaware corporation) and subsidiaries as of December 31, 2003 and 2002, and the related consolidated statements of operations, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. The consolidated financial statements of BroadVision, Inc. as of December 31, 2001, and for the year then ended, prior to the revisions discussed in Notes 1 and 4, were audited by other independent accountants who have ceased operations. Those independent accountants expressed an unqualified opinion on those financial statements in their report dated March 29, 2002.

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

        In our opinion, the 2003 and 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. and subsidiaries as of December 31, 2003 and 2002, and the results of their operations and their cash flows for each of the years then ended in conformity with accounting principles generally accepted in the United States of America.

        As disclosed in Notes 1 and 4 to the consolidated financial statements, upon adoption of new accounting pronouncements effective during 2002, the Company changed its method of accounting for goodwill and other intangible assets, and its method of accounting for reimbursable out-of-pocket expenses.

        As discussed above, the consolidated financial statements of BroadVision, Inc. as of December 31, 2001, and for the year then ended, were audited by other independent accountants who have ceased operations. As described in Note 1, these financial statements have been restated to include the transitional disclosures required by Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets," which was adopted by the Company on January 1, 2002, and to reclassify reimbursable out-of-pocket expenses in accordance with Emerging Issues Task Force Issue 01-14 "Income Statement Characterization of Reimbursements Received for Out of Pocket Expenses Incurred," also adopted by the Company on January 1, 2002. We audited the transitional disclosures for 2001 described in Note 1. We also audited the adjustments described in Note 4 that were applied to restate the 2001 consolidated financial statements. In our opinion, all such adjustments and transitional disclosures are appropriate and have been properly applied. However, we were not engaged to audit, review, or apply any procedures to the 2001 consolidated financial statements of the company other than with respect to such adjustments and transitional disclosures and, accordingly, we do not express an opinion or any other form of assurance on the 2001 consolidated financial statements taken as a whole.

/s/ BDO Seidman, LLP

San Jose, California
January 22, 2004

        THE FOLLOWING REPORT IS A COPY OF A REPORT PREVIOUSLY ISSUED BY ARTHUR ANDERSEN LLP AND HAS NOT BEEN REISSSUED. BROADVISION, INC. HAS RESTATED ITS FINANCIAL STATEMENTS FOR THE YEAR ENDED DECEMBER 31, 2001, TO INCLUDE THE TRANSITIONAL DISCLOSURES REQUIRED BY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS NO. 142, "GOODWILL AND OTHER INTANGIBLE ASSETS," AND TO RECLASSIFY REIMBURSABLE OUT-OF-POCKET EXPENSES IN ACCORDANCE WITH EMERGING ISSUES TASK FORCE ISSUE 01-14 "INCOME STATEMENT CHARACTERIZATION OF REIMBURSEMENTS RECEIVED FOR OUT OF POCKET EXPENSES INCURRED," ALSO ADOPTED BY THE COMPANY ON JANUARY 1, 2002. THE REVISION TO THE 2001 FINANCIAL STATEMENTS RELATED TO THIS TRANSITIONAL DISCLOSURE WERE REPORTED ON BY BDO SEIDMAN, LLP, AS STATED IN THEIR REPORT APPEARING HEREIN.

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
March 29, 2002

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2003	2002
ASSETS
Current assets:
Cash and cash equivalents	$78,776	$77,386
Short-term investments	—	24,484
Accounts receivable, less receivable reserves of $3,022 and $5,502 as of December 31, 2003 and 2002, respectively	15,380	22,917
Prepaids and other	5,346	9,181

Total current assets	99,502	133,968
Property and equipment, net	15,400	26,600
Long-term investments	—	587
Restricted cash and investments	19,827	16,704
Equity investments	1,565	2,083
Goodwill	53,421	53,421
Other intangibles, net	3,013	3,899
Other assets	2,354	2,874

Total assets	$195,082	$240,136

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$27,977	$25,977
Accounts payable	9,186	8,105
Accrued expenses	34,761	55,787
Unearned revenue	7,596	14,158
Deferred maintenance	19,234	24,325

Total current liabilities	98,754	128,352
Long-term debt, net of current portion	969	1,945
Other noncurrent liabilities	87,409	68,206

Total liabilities	187,132	198,503

Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 33,198 and 32,439 shares issued and outstanding as of December 31, 2003 and 2002, respectively	3	3
Additional paid-in capital	1,212,671	1,210,797
Accumulated other comprehensive (loss) income	(49)	37
Accumulated deficit	(1,204,675)	(1,169,204)

Total stockholders' equity	7,950	41,633

Total liabilities and stockholders' equity	$195,082	$240,136

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2003	2002	2001
Revenues:
Software licenses	$30,230	$40,483	$101,480
Services	57,851	75,415	146,943

Total revenues	88,081	115,898	248,423
Cost of revenues:
Cost of software licenses	2,561	8,144	9,895
Cost of services	25,708	38,898	97,639

Total cost of revenues	28,269	47,042	107,534
Gross profit	59,812	68,856	140,889
Operating expenses:
Research and development	21,067	41,432	78,677
Sales and marketing	26,394	48,918	139,799
General and administrative	9,790	16,288	42,311
Litigation settlement costs	4,250	—	—
Goodwill and intangible amortization	886	3,548	211,216
Charge for acquired in-process technology	—	—	6,418
Restructuring charge	35,356	110,449	153,284
Impairment of assets	—	3,129	—
Impairment of goodwill and other intangibles	—	—	336,379

Total operating expenses	97,743	223,764	968,084

Operating loss	(37,931)	(154,908)	(827,195)
Interest income	803	4,130	11,404
Other (expense) income, net	2,096	(12,141)	(18,332)

Loss before provision for income taxes	(35,032)	(162,919)	(834,123)
Provision for income taxes	439	7,603	2,136

Net loss	$(35,471)	$(170,522)	$(836,259)

Basic net loss per share	$(1.08)	$(5.32)	$(27.20)

Diluted net loss per share	$(1.08)	$(5.32)	$(27.20)

Shares used in computing basic net loss per share	32,800	32,036	30,748

Shares used in computing diluted net loss per share	32,800	32,036	30,748

        The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (loss)
			Additional Paid-in Capital		Accumulated Deficit	Comprehensive Income (loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2000	30,007	$3	$1,176,066	$(4,348)	$(162,423)		$1,009,298

Comprehensive loss:
Net loss					(836,259)	$(836,259)	(836,259)
Unrealized investment loss less reclassification adjustment for gains (losses) included in net loss, net of $701 of tax				(897)		(897)	(897)

Total comprehensive loss						$(837,156)

Issuance of common stock under employee stock purchase plan	266	—	6,975	—	—		6,975
Issuance of common stock from exercise of options	1,069	—	9,450	—	—		9,450
Issuance of common stock in connection with Keyeon acquisition	301	—	13,566	—	—		13,566
Stock-based compensation charge	—	—	1,014	—	—		1,014

Balances as of December 31, 2001	31,643	3	1,207,071	(5,245)	(998,682)		203,147

Comprehensive loss:
Net loss					(170,522)	$(170,522)	(170,522)
Unrealized investment gain less reclassification adjustment for gains (losses) included in net loss, net of $2,606 tax				5,282		5,282	5,282

Total comprehensive loss						$(165,240)

Issuance of common stock under employee stock purchase plan	558	—	1,793	—	—		1,793
Issuance of common stock from exercise of options	238	—	1,087	—	—		1,087
Stock-based compensation charge	—	—	846	—	—		846

Balances as of December 31, 2002	32,439	3	1,210,797	37	(1,169,204)		41,633

Comprehensive loss:
Net loss					(35,471)	(35,471)	(35,471)
Unrealized investment gain less reclassification adjustment for gains (losses) included in net loss				(86)		(86)	(86)

Total comprehensive loss						$(35,557)

Issuance of common stock under employee stock purchase plan	365		863				863
Issuance of common stock from exercise of options	369		669				669
Stock-based compensation charge	25		342				342

Balances as of December 31, 2003	33,198	$3	$1,212,671	$(49)	$(1,204,675)		$7,950

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2003	2002	2001
Cash flows from operating activities:
Net loss	$(35,471)	$(170,522)	$(836,259)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	11,261	18,200	25,440
Stock-based compensation charge	342	846	350
Provision for (release of) doubtful accounts and reserves	(812)	3,979	8,298
Amortization of prepaid royalties	1,167	6,764	3,853
Amortization of prepaid compensation	—	—	609
Realized loss on cost method long-term investments	385	12,649	12,625
Equity in net loss from unconsolidated subsidiary	—	—	2,438
Loss on sale of equipment	—	344	3,113
Impairment of assets	—	3,129	—
Amortization of goodwill and other intangibles	886	3,548	211,216
Impairment of intangibles	—	—	336,379
Charge for acquired in-process technology	—	—	6,418
Non-cash restructuring charge (reversal)	(457)	18,891	37,460
Provision for deferred tax asset valuation allowance	—	6,279	—
Changes in operating assets and liabilities, net of effects from acquired business:
Accounts receivable	8,349	12,872	55,863
Prepaids and other	1,621	3,635	9,332
Restructuring reserve	7,489	6,323	90,789
Accounts payable and accrued expenses	(8,135)	(9,097)	(34,548)
Unearned revenue and deferred maintenance	(11,653)	(14,434)	(5,625)
Increase in other noncurrent assets	1,909	(2,600)	(5,618)

Net cash used for operating activities	(23,119)	(99,194)	(77,867)

Cash flows from investing activities:
Sales/maturity of short-term investments	27,342	82,582	94,251
Purchase of short-term investments	(2,917)	(43,041)	(118,971)
Sales/maturity of long-term investments	3,403	24,315	103,251
Transfer from restricted cash/investments	(3,123)	13,245	—
Purchase of long-term investments	(2,729)	(2,349)	(45,728)
Purchase of property and equipment	(131)	(1,091)	(55,697)
Proceeds from sale of assets	186	247	761
Cash acquired in purchase transaction	—	—	7,171

Net cash provided by (used for) investing activities	22,031	73,908	(14,962)

Cash flows from financing activities:
Proceeds from borrowings	2,000	25,000	—
Repayments of borrowings	(1,051)	(977)	(975)
Proceeds from issuance of common stock, net	1,529	2,891	16,425

Net cash provided by financing activities	2,478	26,914	15,450

Net increase (decrease) in cash and cash equivalents	1,390	1,628	(77,379)
Cash and cash equivalents, beginning of year	77,386	75,758	153,137

Cash and cash equivalents, end of year	$78,776	$77,386	$75,758

Supplemental cash flow disclosures:
Cash paid for interest	$199	$883	$500

Cash paid for income taxes	$1,263	$1,324	$2,136

Non-cash investing and financing activities:
In connection with the acquisition of Keyeon, the following non-cash transaction occurred:
Fair value of assets acquired, including cash	—	—	$(17,573)
Liabilities assumed	—	—	4,007
Issuance of common stock	—	—	13,566

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2003

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

Revenue Recognition

Overview

        The Company's revenue consists of fees for licenses of the Company's software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units ("CPUs") on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer's website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. The Company's revenue recognition policies are in accordance with SOP 97-2, as amended; SOP 98-9, and the Securities and Exchange Commission's Staff Accounting Bulletin No. 104, Revenue Recognition in Financial Statements.

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

        The Company recognizes revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple- element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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

        The Company's consulting services, which consist of consulting, maintenance and training, are delivered through BVGS. Services that the Company provides are not essential to the functionality of the software. In accordance with EITF 01-14, which the Company adopted as of January 1, 2002, the Company records reimbursement by its customers for out-of-pocket expenses as an increase to services revenues. Prior to January 1, 2002, the Company recorded reimbursement by its customers for out-of-pocket expenses as a decrease to cost of services. The Company's results of operations for the year ended 2001 have been reclassified for comparable purposes in accordance with EITF 01-14. The effect of this reclassification was to increase services revenues and increase cost of services for the year ended 2001 by $3.9 million.

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, amounted to $122,000, $571,000 and $1.8 million in 2003, 2002 and 2001, respectively.

Prepaid Royalties

        Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Allowances and Reserves

        Occasionally, the Company's customers experience financial difficulty after the Company records the sale but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company's normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Restructuring

        The Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring charges were taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. The Company's restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of the Company's workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned.

        The Company accounts for severance and benefits termination costs in accordance with EITF 94-3 for exit or disposal activities initiated prior to December 31, 2002. Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities. The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

        Prior to the adoption on January 1, 2003 of SFAS 146, the Company accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company.

        The Company accounts for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10. Accordingly, the Company records the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

        Inherent in the estimation of the costs related to the Company's restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charge related to the restructuring, the majority of estimates made by management related to the charge for excess facilities. In determining the charge for excess facilities, the Company was required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income in which to reduce the Company's lease obligations. Specifically, in determining the restructuring obligations related to facilities as of December 31, 2003, the Company reduced its lease obligations by estimated sublease income of $49.4 million. The Company based its estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        The Company considers all debt and equity securities with original maturities of three months or less at the date of purchase to be cash equivalents. The Company's short-term investments consist of debt and equity securities that are classified as available-for-sale. The Company's debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. The Company's long-term investments include debt securities that are classified as available-for-sale. These securities have remaining maturities greater than one year. For the year ended December 31, 2003, there were no long-term investment. These investments are carried at fair value with related unrealized gains or losses reported as other comprehensive income, net of tax.

        All short-term investments have a remaining maturity of twelve months or less. Total short-term and long-term investment unrealized gains (losses) were $400,000 and $(1.7) million for the years ended December 31, 2003 and 2002, respectively. Total realized gains during fiscal 2003 and 2002 were $1.1 million and $719,000, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        The Company's cash and cash equivalents, restricted cash and investments, short-term investments and long-term investments consisted of the following as of December 31, 2003 (in thousands):

	Amortized costs	Unrealized gains losses	Unrealized	Fair value
Cash	$65,592	$—	$—	$65,592
Money market	32,602	—	—	32,602
Corporate notes/bonds	408	—	—	408
Government notes/bonds	—	—	—	—

	$98,602	$—	$—	$98,602
Included in cash and cash equivalents	$98,602	$—	$—	$98,602
Included in short-term investments	—	—	—	—
Included in long-term investments	—	—	—	—

	$98,602	$—	$—	$98,602

        Included in the table above in cash and cash equivalents is $19.8 million of restricted cash and investments.

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

Concentrations of Credit Risk

        Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with four separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the years ended December 31, 2003, 2002 and 2001, no one customer accounted for more than 10% of fiscal year total revenue. As of December 31, 2003 and 2002, one customer individually accounted for more than 10% of the Company's accounts receivable. As of December 31, 2001, no one customer individually accounted for more than 10% of the Company's accounts receivable.

Fair Value of Financial Instruments

        The Company's financial instruments consist of cash and cash equivalents, short-term investments, restricted cash and investments, long-term investments, equity investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash and cash equivalents, short-term investments, long-term investments, restricted cash and investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value. The Company's equity investments are comprised of investments in public and non-public technology related companies. The Company may record future impairment charges due to continued economic decline and the potential decline resulting in a negative impact on the companies.

Equity Investments

        The Company's equity investments consist of equity investments in public and non-public companies that are accounted for under the cost method of accounting, because the Company has a minority interest and does not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the Consolidated Statement of Operations. The Company does not have any investments accounted for under the equity method of accounting.

        The total fair value of the Company's cost method long-term equity investments in public and non-public companies as of December 31, 2003 was $1.6 million. This includes $518,000 in net write-downs during 2003 of investments due to an other-than-temporary decline in fair value, which are included in other expense in the consolidated statement of operations. There were no unrealized gains or losses recorded for the year ended December 31, 2003 related to long-term equity investments.

Property and Equipment

        Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (two to eight years). Leasehold improvements are amortized over the lesser of the remaining life of the lease term or their estimated useful lives. Depreciation and amortization expense for the years ended December 31, 2003, 2002 and 2001 was $11.3 million, $18.2 million and $25.4 million, respectively. The Company recorded asset impairments of approximately $515,000 during fiscal 2003 in connection with the Company's restructuring plan, which are included in the Company's restructuring charge recorded in the Company's Statement of Operations. In 2002, the Company recorded a $3.1 million asset impairment as a result of the physical inventories of the Company's assets.

Valuation of Long-Lived Assets

        The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS 144. The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations and SFAS 142, Goodwill and Other Intangible Assets. The Company adopted the provisions of SFAS 142 as of January 1, 2002. Please see Note 4 of Notes to Consolidated Financial Statements for additional information.

Employee Stock Option and Purchase Plans

        The Company accounts for employee stock-based awards in accordance with the provisions of APB Opinion 25, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

        The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB Opinion 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.

        During the year ended December 31, 2003 the Company recorded compensation expense of $342,000. This charge was recorded as a result of granting a third-party consultant shares of our common stock and a vesting modification to a grant for a terminated employee. The compensation charge was calculated using the Black-Scholes model. $131,000 of the charge is recorded in general and administrative expense, $67,000 is recorded in sales and marketing and the remaining $144,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

        On February 7, 2002, the Board of Directors approved an increase by an amount not to exceed 5% of the number of shares outstanding for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued approximately 365,049, 555,278 and 293,112 shares to employees in the years ended December 31, 2003, 2002 and 2001, respectively. Under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of approximately 2 months, and the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Risk-free interest rate	.93%	1.06%	1.67%
Volatility	118%	122%	143%

        The weighted-average fair value of the purchase rights granted in the years ended December 31, 2003, 2002, and 2001, was $1.22, $2.94 and $18.00, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Years ended December 31,
	2003	2002	2001
Expected life	3.5 years	3.5 years	4.0 years
Risk-free interest rate	2.9%	1.93%	3.82%
Volatility	118%	122%	143%

        We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see Note 10 of Notes to Consolidated Financial Statements for assumptions used in the Black-Scholes option pricing model. Had compensation cost for the Company's stock option plan and employee stock purchase plan been determined consistent with SFAS 123, the Company's reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,
	2003	2002	2001
Net loss as reported	$(35,471)	$(170,522)	$(836,259)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	342	846	1,014
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(9,275)	(47,979)	39,661
Pro forma net loss	$(44,404)	$(217,655)	$(795,584)
Earnings per share:
Basic—as reported	$(1.08)	$(5.32)	$(27.20)
Basic—pro forma	$(1.35)	$(6.80)	$(25.87)
Diluted—as reported	$(1.08)	$(5.32)	$(27.20)
Diluted—pro forma	$(1.35)	$(6.80)	$(25.87)

Reverse Stock Splits

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

Earnings Per Share Information

        Basic loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method and shares subject to repurchase. The following table sets forth the basic and diluted loss per share computational data for the periods presented. Excluded from the computation of diluted earnings per share for the years ended December 31, 2003, 2002 and 2001, are options and warrants to acquire 1,231,000, 552,000, and 1,229,000 shares of common stock, respectively, because their effects would be anti-dilutive.

	Years Ended December 31,
	2003	2002	2001
	(in thousands, except per share amounts)
Net loss	$(35,471)	$(170,522)	$(836,259)

Weighted-average common shares outstanding to compute basic loss per share	32,800	32,036	30,748
Weighted-average common equivalent shares outstanding:
Employee common stock options	—	—	—
Common stock warrant	—	—	—
Total weighted-average common and common equivalent shares outstanding to compute diluted loss per share	32,800	32,036	30,748

Basic loss per share	$(1.08)	$(5.32)	$(27.20)

Diluted loss per share	$(1.08)	$(5.32)	$(27.20)

Foreign Currency Transactions

        The functional currency of the Company's foreign subsidiaries is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Consolidated Statements of Operations.

Comprehensive Loss

        Comprehensive loss includes the Company's net loss and all changes in equity during a period except those resulting from investments by or distributions to owners.

        For the years ended December 31, 2003, 2002 and 2001, comprehensive loss was $35.6 million, $165.2 million and $837.2 million, respectively. The components of other comprehensive loss for these periods relate solely to unrealized gains and losses on available-for-sale investments.

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

New Accounting Pronouncements

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. We do not expect the adoption of

SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

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

        At December 31, 2002, accumulated amortization related to goodwill acquired in the Keyeon acquisition totaled $246,000. Amortization of goodwill ceased as of December 31, 2001. As discussed in Note 1, the Company will no longer amortize goodwill in accordance with SFAS 142 but will periodically test for impairment under the provisions of SFAS 142. The Company estimated that $6.4 million of the purchase price for Keyeon represented acquired in-process technology that had not yet reached technological feasibility and had no alternative future use. Accordingly, this amount was immediately charged to expense in the Consolidated Statements of Operations during the fourth quarter of 2001. The income approach methodology was used to value the acquired in-process technology. Under the income approach, fair value reflects the present value of the projected free cash flows that will be generated by the products, incorporating the acquired technologies under development, assuming they will be successfully completed. These cash flows are discounted at a rate appropriate for the risk of the asset. The rate of return depends upon the stage of completion which was estimated at fifty percent. An overall after-tax discount rate of thirty percent was applied to the cash flows expected to be generated by the products incorporating technology currently under development.

        The following summary, prepared on an unaudited pro forma basis, reflects the condensed consolidated results of operations for the years ended December 30, 2001 and 2000 assuming Keyeon had been acquired at the beginning of the periods presented (in thousands, except per share data):

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

Note 3—Property and Equipment (in thousands):

	December 31,
	2003	2002
Furniture and fixtures	$8,030	$9,138
Computer and software	49,041	49,579
Leasehold improvements	20,842	21,456

	77,913	80,173
Less accumulated depreciation and amortization	(62,513)	(53,573)

Total property and equipment, net	$15,400	$26,600

        Depreciation expense for the years ended December 31, 2003, 2002 and 2001was $11.3 million, $18.2 million and $25.4 million, respectively. The Company recorded asset impairments of approximately $515,000 during fiscal 2003 in connection with the Company's restructuring plan, which is included in the Company's restructuring charge recorded in the Company's Statement of Operations. In 2002, the Company recorded a $3.1 million asset impairment as a result of the physical inventories of the Company's assets.

Note 4—Goodwill and Other Intangibles

        Goodwill and other intangibles consist of the following (in thousands):

	December 31,
	2003	2002
Goodwill	$437,206	$437,206
Less: Accumulated amortization	(383,785)	(383,785)

Goodwill, net	53,421	53,421

Other intangibles	$22,732	$22,732
Less: Accumulated amortization	(19,719)	(18,833)

Other intangibles, net	3,013	3,899

        On January 1, 2002, the Company adopted SFAS 142, Goodwill and Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually using a fair value approach, and whenever there is an impairment indicator. Other intangible assets continue to be valued and amortized over their estimated lives. The following schedule shows the Company's reported net loss for periods prior to adoption of SFAS 142 as adjusted to add back goodwill and assembled workforce amortization as if SFAS 142 had been adopted (in thousands, except per share amounts):

	December 31,
	2003	2002	2001
Reported Net Loss	$(35,471)	$(170,522)	$(836,259)
Add back amortization:
Goodwill	—	—	202,542
Assembled workforce	—	—	2,687

Adjusted net loss	$(35,471)	$(170,522)	$(631,030)

Basic and diluted net loss per share:
Reported Net Loss	$(1.08)	$(5.32)	$(27.20)
Goodwill	—	—	6.59
Assembled workforce	—	—	0.09

Adjusted basic net (loss) income per share	$(1.08)	$(5.32)	$(20.52)

        During fiscal 2001, the Company recorded an impairment charge of $330.2 million related to goodwill and $6.2 million related to other intangible assets originally recorded primarily as part of the Interleaf acquisition that closed on April 14, 2000.

        Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company's net book value at December 31, 2003 and 2002, there was no impairment of goodwill as of December 31, 2003 and 2002.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company's forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company's conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2003.

        As discussed in Note 1, upon adoption of SFAS 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets are being amortized on a straight-line basis over their remaining useful life of 3 months as of December 31, 2002. Amortization expense was $886,000 in 2003.

Note 5—Accrued Expenses

	December 31,
	2003	2002
	(in thousands)
Employee benefits	$1,511	$2,081
Commissions and bonuses	1,519	2,027
Sales and other taxes	7,983	11,956
Restructuring	18,549	29,056
Other	5,199	10,667

	$34,761	$55,787

Note 6—Long-term Debt and Other Noncurrent Liabilities

        Other noncurrent liabilities consist of the following:

	December 31,
	2003	2002
	(in thousands)
Restructuring (see Note 9)	$86,831	$67,139
Other	578	1,067

	$87,409	$68,206

        As December 31, 2003 and December 31, 2002, outstanding term debt borrowings were approximately $1.9 million and $2.9 million, respectively. Borrowings bear interest at the bank's prime rate (4.00% as of December 31, 2003 and December 31, 2002) and prime rate plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

        As discussed in Note 13 of Notes to Consolidated Financial Statements, in March 2003, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit remains unchanged at $27.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (4.0% as of December 31, 2003).

Note 7—Income Taxes

        The components of income tax provision are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Current:
Federal	$—	$—	$—
State	244	175	121
Foreign	195	372	2,015

Total current	439	547	2,136
Deferred:
Federal	—	4,537	—
State	—	2,519	—

Total deferred	—	7,056	—

Total provision	$439	$7,603	$2,136

        The differences between the income tax provision (benefit) computed at the federal statutory rate of 35% and the Company's actual income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Expected income tax provision (benefit)	$(12,262)	$(57,022)	$(290,797)
Expected state income taxes (benefit), net of federal tax benefit	(1,683)	(8,961)	(45,697)
California net operating loss reduction	1,186	2,914	—
Foreign taxes	663	2,361	2,015
Utilization of foreign net operating loss carryforwards	(533)	(2,413)	(390)
Change in valuation allowance	11,546	67,070	109,802
Foreign losses not benefited	1,542	2,353	2,154
Non deductible goodwill and intangible amortization	355	1,418	221,724
Write off of acquired in-process technology	—	—	2,599
Tax credits	(351)	(758)	—
Other	(24)	641	726

Income tax provision	$439	$7,603	$2,136

        The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2003	2002
Deferred tax assets:
Depreciation and amortization	$17,248	$7,441
Accrued liabilities	52,703	43,898
Capitalized research and development	3,888	598
Net operating losses	162,758	174,495
Tax credits	13,955	11,383
Other	150	143
Unrealized loss on marketable securities	6,074	5,429

Total deferred tax assets	256,776	243,387
Less valuation allowance	(246,243)	(234,697)

	10,533	8,690

Deferred tax liabilities
State tax liability	(10,533)	(8,690)

Net deferred tax asset	$—	$—

        The Company has provided a valuation allowance for all of its deferred tax assets as of December 31, 2003 due to the uncertainty regarding their future realization. The total valuation allowance increased $11,546,000 from December 31, 2002 to December 31, 2003. None of the increase in the valuation allowance relates to income tax benefits arising from the exercise of stock options that will be credited directly to stockholder's equity. The increase in the valuation allowance relates entirely to net operating losses and accrued liabilities.

        As of December 31, 2003, the Company had federal and state operating loss carryforwards of approximately $440,380,246 and $97,570,000 respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $11,058,000 and $2,222,000 respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the years 2003 through 2023, if not utilized. The state net operating loss carryforwards expire in the years 2004 through 2013. The state research and development credits can be carried forward indefinitely.

        Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state operating loss carryforwards may be limited in their annual usage.

Note 8—Commitments and Contingencies

        On February 15, 2002, BroadVision and Hewlett-Packard signed an agreement, which terminated Hewlett-Packard's rights to resell BroadVision software effective February 15, 2002. In the event BroadVision becomes insolvent, files a petition for relief under the United States Bankruptcy Code, or materially breaches the agreement, Hewlett-Packard will have rights to a limited term license for BroadVision's business-to-business customer portals software products and a limited use license for BroadVision's One-to-One Enterprise software product. Hewlett-Packard's license will be limited in term until such time as Hewlett-Packard has received monies for sale of the products up to a maximum of $12.0 million. In addition, the Company will pay back to Hewlett-Packard a portion of the unused prepaid royalty payments, received from Hewlett-Packard in prior periods totaling approximately $2.4 million. This amount was included in Unearned Revenue as of December 31, 2001, and this amount was reclassified to Accrued Liabilities in fiscal 2002. As of December 31, 2003, amounts due were paid in full.

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

        A summary of total future minimum lease payments under noncancelable operating lease agreements, including future minimum lease payments for properties that are part of restructuring is as follows (in thousands):

Year Ended December 31,	Total future minimum lease payments
2004	$25,228
2005	24,692
2006	21,614
2007	18,803
2008	14,613
2009 and thereafter	75,048

Total minimum lease payments	$179,998

        As of December 31, 2003, $90.3 million of future minimum lease payments, net of anticipated sublease income, is included in the Company's restructuring accruals. The restructuring accruals are net of approximately $49.4 million of sublease income of which approximately $31.2 million represents estimated sublease income for sublease agreements yet to be negotiated and the remaining $18.2 million represents sublease income to be received under non-cancelable sublease agreements signed by December 31, 2003. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Equity Investments

        In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements. The total capital commitment is $2.0 million, of which $1.1 million has been contributed through

December 31, 2003. The remaining $.9 million will be contributed in future periods based upon the capital requirements of the fund.

Standby Letter of Credit Commitments

        Commitments totaling $19.8 million, of which $16.2 million are classified as non-current restricted cash and investments, and $16.7 million in the form of standby letters of credit were issued on the Company's behalf from financial institutions as of December 31, 2003 and December 31, 2002, respectively, in favor of the Company's various landlords to secure obligations under the Company's facility leases.

Legal Proceedings

        On June 7, 2001, Verity, Inc. filed suit against the Company alleging copyright infringement, breach of contract, unfair competition and other claims. The Company has answered the complaint denying all allegations. In August 2003, the Company reached a confidential settlement with Verity, Inc. with respect to our outstanding litigation. The detailed terms and conditions of this settlement are confidential and cannot be disclosed without the consent of each party. The settlement did not have a material effect on the Company's business, financial condition or results of operations.

        On July 18, 2002, Avalon Partners, Inc., doing business as Cresa Partners ("Cresa"), filed a suit against the Company in the Superior Court of the State of California, San Mateo County, claiming broker commissions related to the Company's termination and restructuring of certain facilities leases associated with our restructuring plans taken during the second quarter of 2002. The Company settled with Avalon Partners, Inc., doing business as Cresa Partners ("Cresa") with a one-time payment of $2.2 million to Cresa in April 2003.

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

Note 9—Restructuring

        The Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company's cost structure with changing market conditions and to create a more efficient organization. A pre-tax charge of $35.4 million, $110.4 million and $153.3 million was recorded during fiscal 2003, 2002 and 2001, respectively, to provide for these actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        Activity related to the restructuring plans initiated prior to January 1, 2003 is accounted for in accordance with EITF 94-3. Plans initiated during 2003 were accounted for in accordance with FAS 146, with the exception of amounts that were the result of changes in estimates to restructuring plans that were initiated prior to January 1, 2003. The charges for lease cancellations and commitments under FAS 146 were $21.7 million. FAS 146 requires a present value calculation be applied to these charges. In fiscal 2003, there were charges of $11.6 million for lease cancellations and commitments that were accounted for in accordance with EITF 94-3.

        As of December 31, 2003, the total restructuring accrual was $105.4 million under EITF 94-3 and FAS 146. Of the total accrual $18.6 million is current and $86.8 million is noncurrent. (See Note 5 and Note 6)

        The following table summarizes the activity related to the restructuring plans initiated in 2003, and accounted for in accordance with FAS 146, for the twelve months ended December 31, 2003 (in thousands):

	Accrued restructuring costs at Dec. 31, 2002	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Dec. 31, 2003
Year Ended December 31, 2003
Lease cancellations and commitments	$—	$21,683	$—	$21,683
Termination payments to employees and related costs	—	1,535	(1,293)	242
Write-off on disposal of assets and related costs	—	515	(515)	—

	$—	$23,733	$(1,808)	$21,925

        The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Year Ended December 31, 2001
Lease cancellations and commitments	$—	$106,962	$—	$(17,103)	$89,859
Termination payments to employees and related costs	—	9,121	—	(8,304)	817
Write-off on disposal of assets and related costs	—	37,201	—	(37,088)	113

	$—	$153,284	$—	$(62,495)	$90,789

Year Ended December 31, 2002
Lease cancellations and commitments	$89,859	$82,851	$—	$(78,019)	$94,691
Termination payments to employees and related costs	817	7,644	—	(7,036)	1,425
Write-off on disposal of assets and related costs	113	19,954	—	(19,988)	79

	$90,789	$110,449	$—	$(105,043)	$96,195

Year Ended December 31, 2003
Lease cancellations and commitments	$94,691	$11,649	$—	$(23,314)	$83,026
Termination payments to employees and related costs	1,425	41	—	(1,037)	429
Write-off on disposal of assets and related costs	79	(41)	(26)	(12)	—

	$96,195	$11,649	$(26)	$(24,363)	$83,455

        The nature of the charges in 2003 are as follows:

  •
  Severance and benefits—As of December 31, 2003, the Company has accrued $671,000 of estimated severance and benefits costs as a restructuring accrual. These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to December 31, 2003. The Company recorded a related charge of $1.5 million during the twelve months ended December 31, 2003. This charge related to workforce reductions as a component of the Company's restructuring plans executed during the year. The Company estimates that the $671,000 accrual will be paid in full by December 31, 2004.

  •
  Facilities—As of December 31, 2003, the Company has accrued $104.7 million of estimated future facilities costs as a restructuring accrual. Of this accrual, $90.3 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $14.4 million relates to estimated allowances, fees and expenses. The estimated sublease income netted against the restructuring accrual consists of the following (in thousands):

Sublease income to be received under non-cancelable sublease agreements signed prior to December 31, 2003	$18,183
Estimated sublease income for sublease agreements yet to be negotiated	31,175

Total estimated sublease income	$49,358

        We expect to pay the following future minimum lease payment amounts related to restructured or abandoned leased space through October 2013 (in thousands):

Years Ending December 31,
2004	$18,015
2005	16,464
2006	14,851
2007	13,796
2008	7,659
2009 and thereafter	40,074

Total minimum lease payments	$110,859

        Of these amounts, $18.0 million is due within the twelve months ending December 31, 2004, and has been classified as a current liability in the accompanying condensed consolidated balance sheet. Actual future cash requirements may differ materially from the accrual at December 31, 2003, particularly if actual sublease income is significantly different from prospective estimates.

        During the twelve months ended December 31, 2003, the Company recorded a facilities-related restructuring charge of $33.8 million. This charge related to the Company's revisions of estimates with respect to the planned future occupancy and anticipated future subleases. These revisions were necessary due to a reduction in planned future BroadVision space needs and a further decline in the market for commercial real estate. The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

        Actual future cash requirements may differ materially from the restructuring accruals at December 31, 2003, particularly if actual sublease income is significantly different from current estimates. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

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

        The nature of the charges in 2002 are as follows:

        Severance and benefits and other—The Company recorded a charge of approximately $8.7 million during fiscal year ended December 31, 2002 related to severance benefits to terminated employees in the United States and various international locations. Costs incurred include severance, payroll taxes and COBRA benefits. Included in the $8.7 million is $107,000 of non-cash charges. These non-cash charges represent a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees. The compensation charge was calculated using the Black-Schools option pricing model. Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company's 2001 restructuring plan. Approximately $8.0 million of severance and benefits and other costs had been paid out during fiscal 2002 and the remaining $1.5 million of severance, payroll taxes and COBRA benefits is expected to be paid in full by December 31, 2003. The Company's restructuring plan included plans to terminate the employment of approximately 430 employees in North and South America and approximately 95 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002, impacting all departments within the Company. The employment of approximately 525 employees was terminated during fiscal year 2002. As a result of these reductions, the Company expects annual salary savings of approximately $44.6 million.

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

Note 10—Stockholders' Equity

Convertible Preferred Stock

        As of December 31, 2003, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have approved authorized shares of convertible preferred stock to 10,000,000.

Warrants

        As of December 31, 2003, there were warrants outstanding to acquire 9,628 shares of common stock at an average price of $188. These warrants were issued in 1997 and 2000 in connection with revenue transactions. The warrants were valued using the Black-Scholes option-pricing model and revenues recorded net of the fair value of the warrants.

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

        During fiscal 2003 there were no increases in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan. During May 2001, the Board of Directors and the stockholders approved an increase in the aggregate number of shares of common stock available to be issued under the Company's Equity Incentive Stock Option Plan by 12,000,000 shares.

        The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. As of December 31, 2002, the Company had reserved 96 million shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. There were 133 unvested shares that were repurchased by the Company during the year ended December 31, 2003 at a weighted-average price of $7.81. As of December 31, 2002 and 2001, 270 and 7,952 shares were subject to repurchase.

        The Company's President and Chief Executive Officer ("CEO") has options to purchase 2,204,444 shares of common stock at an average exercise price of $30.16 per share. The table below is a summary of grants as of December 31, 2003.

Date Granted	Options Granted	Options Price	Vested	Vesting Period (months)
04/01/1995	500,000	$4.00	500,000	60
06/23/1999	500,000	60.00	450,000	60
05/25/2001	500,000	66.51	322,917	48
11/27/2001	4,444	35.01	4,444	24
02/19/2002	55,555	18.63	25,463	48
10/30/2002	644,445	2.16	187,964	48

Totals	2,204,444		1,490,788

        Activity in the Company's stock option plan is as follows:

	Years ended December 31,
	2003		2002		2001
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	6,036	$29.03	5,239	$44.73	4,488	$119.07
Granted	190	4.77	3,635	4.76	3,511	44.82
Exercised	(170)	2.31	(226)	4.52	(417)	12.15
Forfeited	(1,928)	25.10	(2,612)	34.57	(2,343)	190.17

Outstanding at end of period	4,128	$27.17	6,036	$26.32	5,239	$44.73

Options exercisable at end of period	2,060	$40.91	1,861	$45.02	1,558	$41.31

Weighted-average fair value of options granted during the period		$3.47		$4.16		$41.13

        The following table summarizes stock options outstanding under the plan as of December 31, 2003:

				Exercisable
		Outstanding Weighted-Average Remaining Contractual Life in Years
Range of Exercise Prices	Options (000's)		Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
$1.50—$1.50	308	8.81	$1.50	68	$1.50
2.16—2.16	771	8.83	2.16	211	2.16
2.36—7.92	1,178	8.71	5.33	276	6.91
8.50—11.25	5	4.92	4.92	4	10.03
12.50—31.93	215	5.87	22.71	178	23.29
35.01—35.01	353	7.91	35.01	306	35.01
35.25—60.00	623	5.46	56.48	568	37.17
66.51—66.56	599	7.40	66.51	389	66.51
80.09—87.19	21	7.01	87.17	17	87.17
121.94—448.31	55	6.17	174.39	43	175.93

	4,128	7.80	$27.17	2,060	$40.91

        The Company grants options outside of the Company's stock option plan. The terms of these options are generally identical to those granted under the Company's plan. A summary of options outside of the plan is presented below:

	Years ended December 31,
	2003		2002		2001
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	2,471	$17.61	975	$78.26	2,478	$128.43
Granted	178	5.17	2,123	2.26	330	28.35
Exercised	(198)	(1.54)	(9)	7.50	(653)	6.66
Forfeited	(837)	(21.59)	(618)	56.94	(1,180)	213.66

Outstanding at end of period	1,614	$15.96	2,471	$18.49	975	$78.30

Exercisable at end of period	609	$31.88	458	$59.49	418	$74.70

Weighted-average fair value of options granted during the period		$3.77		$1.96		$32.04

        The following table summarizes stock options, granted outside the plan, outstanding as of December 31, 2003:

				Exercisable
		Outstanding Weighted-Average Remaining Contractual Life in Years
Range of Exercise Prices	Options (000's)		Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
$0.80—$.80	50	2.16	$.80	50	$.80
1.50—1.50	1,023	8.81	1.50	236	1.50
2.55—30.50	338	7.98	9.86	164	14.49
31.93—116.75	160	6.69	61.55	126	64.24
164.25—241.88	39	6.30	241.55	30	241.61
381.94—381.94	4	6.09	381.94	3	381.94

	1,614	8.15	$15.96	609	$31.88

        During the year ended December 31, 2003 the Company recorded compensation expense of $342,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $131,000 of the charge is recorded in general and administrative expense, $67,000 is recorded in sales and marketing and the remaining $144,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

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

Note 11—Employee Benefit Plan

        The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations ($12,000, with an additional $2,000 catch up for persons 50 years and older for the year ended December 31, 2003).

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

        The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Software licenses	$30,230	$40,483	$101,480
Services	35,839	36,763	87,083
Maintenance	22,012	38,652	59,860

Total Revenues	$88,081	$115,898	$248,423

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

        Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2003	2002	2001
Revenues:
Americas	$45,135	$70,125	$150,248
Europe	35,458	39,511	75,130
Asia/Pacific	7,488	6,262	23,045

Total Company	$88,081	$115,898	$248,423

        During the years ended December 31, 2003, 2002 and 2001 no customer accounted for 10% or more of the Company's revenues.

	December 31,
	2003	2002
Long-lived assets:
Americas	$73,016	$84,727
Europe	537	1,175
Asia/Pacific	636	892

Total Company	$74,189	$86,794

Note 13—Subsequent Events

        In February 2004, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit remains unchanged at $27.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (4.00% per annum as of March 1, 2004). At December 31, 2003, $27.0 million was outstanding. Interest is due monthly and principal is due at expiration. The amended and restated loan and security agreement requires the Company to maintain certain levels in cash and cash equivalents and short-term investments (excluding long-term investments and equity investments). Additionally, the amended and restated loan and security agreement requires the Company to maintain certain levels on deposit with the Company's commercial lender and certain quarterly net income (loss) levels.

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

        The reports of Andersen on our financial statements for the fiscal year ended December 31, 2001 contained no adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

        During our fiscal year ended December 31, 2001, and through April 8, 2002, there were no disagreements with Andersen on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedures, which disagreements if not resolved to the satisfaction of Andersen would have caused them to make reference thereto in their report.

        During our fiscal year ended December 31, 2001, except as described below, there were no reportable events (as defined in Regulation S-K Item 304(a)(1)(v)). In a letter dated March 30, 2001, Andersen informed us that they noted certain matters involving our internal controls that they considered to be reportable conditions under standards established by the American Institute of Certified Public Accountants. The reportable conditions related to our purchase requisition processes and invoice processing procedures. Members of our Audit Committee of the Board of Directors discussed this matter with Andersen. We have implemented procedures to address this matter. We have authorized Andersen to respond fully to the inquiries of the successor accountant concerning this matter.

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

ITEM 9A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, the end of the period covered by this report, subject to the improvement of our internal controls subsequent to the end of the third quarter as described below.

Changes in Internal Control Over Financial Reporting

        As reported in our quarterly report on Form 10-Q for the third quarter ended September 30, 2003, subsequent to the end of such quarter we implemented the following changes to our internal control over financial reporting:

  •
  We implemented more formal processes for the review of significant licensing contracts; and

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

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and the Chief Financial Officer have concluded that these controls and procedures are effective at the "reasonable assurance" level.

PART III

        Certain information required by Part III is incorporated by reference to this Report from the Company's definitive proxy statement for its 2004 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Other than the identification of executive officers, which is set forth in Part I, Item 1 hereof, the information required by this Item is incorporated by reference to the sections entitled "Election of Directors", "Section 16(A) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics and Conduct" in the content of the Proxy Statement.

ITEM 11. EXECUTIVE COMPENSATION

        The information required by this Item is incorporated by reference to the section entitled "Executive Compensation" in the Proxy Statement.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

        The information required by this Item is incorporated by reference to the section entitled "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information" in the Proxy Statement.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

        The information required by this Item is incorporated by reference to the section entitled "Certain Transactions" in the Proxy Statement.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

        The information required by this Item is incorporated by reference to the sections entitled "Independent Auditors' Fees" and "Pre-Approval Policies and Procedures" in the Proxy Statement.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

  (a)
  The following documents are filed as a part of this Report.

  1.
  Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K

      Reports of Independent Public Accountants

      Consolidated Balance Sheets as of December 31, 2003 and 2002

      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2003

      Consolidated Statements of Stockholders' Equity for each of the years in the three-year period ended December 31, 2003

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2003

      Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

      Reports on Financial Statement Schedule

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

      On January 22, 2004, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended December 31, 2003.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 15th day of March 2004.

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

Signature	Title	Date

/s/ PEHONG CHEN Pehong Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 15, 2004
/s/ WILLIAM E. MEYER William E. Meyer	Executive Vice President and Chief Financial Officer	March 15, 2004
/s/ DAVID L. ANDERSON David L. Anderson	Director	March 15, 2004
/s/ TODD A. GARRETT Todd A. Garrett	Director	March 15, 2004
/s/ KOH BOON HWEE Koh Boon Hwee	Director	March 15, 2004

/s/ JAMES D. DIXON James D. Dixon	Director	March 15, 2004
/s/ CARL PASCARELLA Carl Pascarella	Director	March 15, 2004
/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	March 15, 2004

REPORT ON FINANCIAL STATEMENT SCHEDULE
OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

        The audits referred to in our report dated January 22, 2004, relating to the consolidated financial statements of BroadVision, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits. The financial statement schedule of BroadVision, Inc. as of December 31, 2001 and for the year then ended were audited by other auditors who have ceased operations. Those auditors expressed an unqualified opinion on this financial statement schedule, when considered in relation to the basic financial statements taken as a whole, in their report dated March 29, 2002.

        In our opinion, the financial statement schedule as of and for the years ended December 31, 2003 and 2002, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

San Jose, California
January 22, 2004

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

/s/ ARTHUR ANDERSEN LLP

San Jose, California
March 29, 2002

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts and reserves:
Year Ended December 31, 2003	$5,502	$(812)	$1,668	$3,022

Year Ended December 31, 2002	$8,194	$3,979	$6,671	$5,502

Year Ended December 31, 2001	$4,015	$8,298	$4,119	$8,194

(1)
Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2003

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(13)	Certificate of Amendment of Certificate of Incorporation.
3.3(1)	Amended and restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.2.
4.3(1)	Second Amended and Restated Investor's Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders.
10.1(16)(a)	Equity Incentive Plan as amended May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.5(16)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the Company.
10.9(1)	Series D Preferred Stock Option Agreement dated February 27, 1996 between the Company and Pehong Chen.
10.10(1)(a)	Stock Option Plan.
10.11(1)(a)	Form of Incentive Stock Option under the Stock Option Plan.
10.12(1)(a)	Form of Nonstatutory Stock Option under the Stock Option Plan.
10.13(2)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.14(3)	Loan and Security Agreement dated July 2, 1997 between the Company and Silicon Valley Bank.
10.15(4)	First Amendment to Loan and Security Agreement dated February 5, 1998 between the Company and Silicon Valley Bank.
10.16(5)	Agreement and Plan of Merger and Reorganization dated January 26, 2000 among the Company, Infiniti Acquisition Sub, Inc. and Interleaf, Inc.
10.17(6)	Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.
10.18(6)	Triple Net Building Lease dated February 15, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.
10.19(6)	Triple Net Building Lease dated February 15, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.
10.20(7)(a)	2000 Non-Officer Incentive Plan.
10.21(8)	Lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.22(8)	Amendment of Lease dated April 26, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.

10.23(9)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the Company and IONA Technologies, PLC, as amended.
10.24(10)	Fourth Loan Modification Agreement dated August 3, 2001 between the Company and Silicon Valley Bank.
10.25(11)	Loan Modification Agreement dated November 1, 2001 between the Company and Silicon Valley Bank.
10.26(11)(a)	Offer Letter dated October 19, 2001 between the Company and Francis Barton.
10.27(12)	Amended and Restated Loan and Security Agreement dated March 31, 2002 between the Company and Silicon Valley Bank.
10.28(14)	Agreement to Resolve Certain Tenant Improvement Disputes with Respect to B-4, B-5 & B-6 dated January 8, 2002 between the Company and Pacific Shores Development LLC.
10.29(14)	First Amendment to Lease (Building 4 and 5—1700 and 1800 Seaport Boulevard) (Lease Termination and Mutual General Release Agreement) dated May 9, 2002 between the Company and Pacific Shores Development LLC.
10.30(14)	First Amendment to Lease (Building 6—1600 Seaport Boulevard) dated May 9, 2002 between the Company and Pacific Shores Development LLC.
10.31(14)	Offer Letter dated May 14, 2002 between the Company and Andrew Nash.
10.32(15)	Offer Letter dated September 3, 2002 between the Company and Philip L. Oreste.
10.33(15)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.34(17)	Offer letter dated March 4, 2003 by and between the Company and William Meyer.
10.35(18)	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.
10.36(18)	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.37(18)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.38(18)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.39(18)	Third Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.40	Offer Letter dated June 28, 2002 between the Company and Warren Utt.
10.41	Offer Letter dated September 23, 2002 between the Company and Alex Kormushoff.
10.42	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated January 21, 2004 between the Company and Silicon Valley Bank.
10.43	Fifth Modification to Amended and Restated Loan and Security Agreement dated February 27, 2004 between the Company and Silicon Valley Bank.
21.1	Subsidiaries of the Company.
23.2	Consent of BDO Seidman, LLP.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§ 1350, as adopted)

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

(16)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 1, 2002.

(17)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2003 filed on May 14, 2003

(18)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003

(a)
Represents a management contract or compensatory plan or arrangement.

(b)
Confidential treatment requested.

QuickLinks

TABLE OF CONTENTS
PART I
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
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURE ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT OF INDEPENDENT PUBLIC ACCOUNTANTS
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (in thousands)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BROADVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2003
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
POWER OF ATTORNEY
REPORT ON FINANCIAL STATEMENT SCHEDULE OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS
REPORT ON FINANCIAL STATEMENT SCHEDULE OF INDEPENDENT PUBLIC ACCOUNTANTS
BROADVISION, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2003 INDEX TO EXHIBITS