Form 10-Q
period 2004-03-31
BROADVISION INC
filed 2004-05-10
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2004

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes   ☒ No   ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒ No  ☐

As of May 3, 2004 there were 33,468,632 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except per share data)

	March 31, 2004	December 31, 2003
	(unaudited)
ASSETS

Cash and cash equivalents	$76,480	$78,776
Accounts receivable, less allowance for doubtful accounts and reserves of $2,422 as of March 31, 2004 and $3,022 as of December 31, 2003	14,294	15,380
Prepaids and other	4,167	5,346

Total current assets	94,941	99,502

Property and equipment, net	14,037	15,400
Restricted cash	18,784	19,827
Equity investments	1,665	1,565
Goodwill	53,421	53,421
Other intangibles, net	3,013	3,013
Other assets	2,327	2,354

Total assets	$188,188	$195,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings and current portion of long-term debt	$28,003	$27,977
Accounts payable	7,632	9,186
Accrued expenses	33,274	34,761
Unearned revenue	7,258	7,596
Deferred maintenance	19,668	19,234

Total current liabilities	95,835	98,754

Long-term debt, net of current portion	776	969
Other noncurrent liabilities	83,675	87,409

Total liabilities	180,286	187,132

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 33,462 shares issued and outstanding as of March 31, 2004 and 33,198 shares issued and outstanding as of December 31, 2003	3	3
Additional paid-in capital	1,213,490	1,212,671
Accumulated other comprehensive loss, net of tax	(49)	(49)
Accumulated deficit	(1,205,542)	(1,204,675)
Total stockholders’ equity	7,902	7,950

Total liabilities and stockholders’ equity	$188,188	$195,082

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2004	2003

Revenues:
Software licenses	$7,840	$7,975
Services	13,049	16,480
Total revenues	20,889	24,455

Cost of revenues:
Cost of software licenses	578	388
Cost of services	6,277	6,558
Total cost of revenues	6,855	6,946

Gross profit	14,034	17,509

Operating expenses:
Research and development	4,888	6,151
Sales and marketing	6,866	6,832
General and administrative	2,417	2,288
Other intangible amortization	—	887
Restructuring charge	570	1,035
Total operating expenses	14,741	17,193

Operating income (loss)	(707)	316

Interest income, net	109	434
Other (expense) income, net	(133)	642

Income (loss) before provision for income taxes	(731)	1,392

Benefit (provision) for income taxes	(136)	55

Net income (loss)	$(867)	$1,337

Basic income (loss) per share	$(0.03)	$0.04
Diluted income (loss) per share	(0.03)	0.04
Shares used in computing:
Basic shares	33,300	32,447
Diluted shares	33,300	32,727

Comprehensive income (loss):
Net income (loss)	$(867)	$1,337
Other comprehensive gain (loss), net of tax: Unrealized investment gains (losses)	—	(33)
Total comprehensive income (loss)	$(867)	$1,304

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands; unaudited)

	Three Months Ended March 31,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$(867)	$1,337
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,409	3,444
Credit for doubtful accounts and reserves	(600)	(488)
Amortization of prepaid royalties	176	358
Loss on cost method investments	58	—
Amortization of other intangible assets	—	887
Stock-based compensation charge	15	49
Changes in operating assets and liabilities:
Accounts receivable	1,686	8,615
Prepaids and other	1,003	3,100
Accounts payable and accrued expenses	(3,040)	(8,709)
Unearned revenue and deferred maintenance	96	(7,200)
Other noncurrent assets	68	586
Other noncurrent liabilities	(3,735)	(1,678)
Net cash provided by (used for) operating activities	(3,731)	301

Cash flows from investing activities:
Purchase of property and equipment	(144)	(132)
Transfer from (to) restricted cash	1,042	(55)
Purchase of long-term investments	(100)	(2,729)
Sales/maturity of long-term investments	—	3,403
Purchase of short-term investments	—	(2,917)
Sales/maturity of short-term investments	—	23,698
Net cash provided by investing activities	798	21,268

Cash flows from financing activities:
Proceeds from issuance of common stock, net	803	264
Proceeds from borrowings, net	78	—
Repayments of borrowings	(244)	(244)
Net cash provided by financing activities	637	20

Net increase (decrease) in cash and cash equivalents	(2,296)	21,589
Cash and cash equivalents at beginning of period	78,776	77,386
Cash and cash equivalents at end of period	$76,480	$98,975

Supplemental disclosures of cash flow information:
Cash paid for interest	$33	$19
Cash paid for income taxes	$119	$87

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All quarterly data herein is unaudited)

Note 1.   Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, the “Company”) was incorporated in the state of Delaware on May 13, 1993 and has been a publicly traded corporation since 1996. BroadVision develops, markets and supports self-service web applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners and customers through a personalized self-service model that increases revenues, reduces costs and improves productivity.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its whollyowned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of March 31, 2004 and for the three months ended March 31, 2004 and 2003 are unaudited. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, as amended, SOP 98-9 and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue

The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return.

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

The Company’s consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services (“BVGS”) organization.  Services that the Company provides are not essential to the functionality of the software.  The Company records reimbursement from its customers for out-of-pocket expenses as an increase to services revenues.

Employee Stock Option and Purchase Plans

The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to Statement of Financial Accounting Standards (“SFAS 123”), the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB Opinion 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.

During the quarter ended March 31, 2004, the Company recorded net compensation expense of $15,000. This charge was recorded as a result of granting a third party consultant shares of our common stock.  The compensation charge was calculated using the Black-Scholes model. The $15,000 is recorded in sales and marketing expense.

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

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(867)	$1,337
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	15	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,814)	(1,655)
Pro forma net loss	$(3,666)	$(269)

Income (loss) per share:
Basic—as reported	$(0.03)	$0.04
Basic—pro forma	$(0.11)	$(0.01)

Diluted—as reported	$(0.03)	$0.04
Diluted—pro forma	$(0.11)	$(0.01)

Earnings Per Share Information

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method and shares subject to repurchase. The following table sets forth the basic and diluted income (loss) per share computational data for the periods presented.

There were 131,326 potential common shares excluded from the determination of diluted net loss per share for the three months ended March 31, 2004 as the effect of such shares is anti-dilutive.

	Three Months Ended March 31,
	2004	2003
Net income (loss)	$(867)	$1,337

Weighted average common shares outstanding utilized for basic net loss per share	33,300	32,447
Potential common shares	—	2,280
Weighted average common shares outstanding utilized for diluted net loss per share	33,300	34,727
Basic net income (loss) per share	$(0.03)	$0.04
Diluted net income (loss) per share	$(0.03)	$0.04

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

Restructuring

Through March 31, 2004, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

Severance and Termination Costs.  We account for severance and benefits termination costs as follows:

•                  For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely

•                  For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Excess Facilities Costs. We account for excess facilities costs as follows:

•                  For exit or disposal activities initiated on or prior to December 31, 2002, we account for lease termination and/or abandonment costs in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us.

•                  For exit or disposal activities initiated after December 31, 2002, we account for lease termination and/or abandonment costs in accordance with SFAS No. 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

Severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do they benefit continuing activities.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities.  In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations.  We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.  The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

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

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with four separate financial institutions. The Company markets and sell its products throughout the world and perform ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the quarters ended March 31, 2004 and March 31,2003 no one customer accounted for more than 10% of total revenue.  As of March 31, 2004 and December 31, 2003, no customer individually accounted for more than 10% of accounts receivable.

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment is $2.0 million, of which approximately $1.2 million has been contributed through March 31, 2004.  The remaining amounts will be contributed in future periods based upon the capital requirements of the fund.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income

(expense), net in the Condensed Consolidated Statements of Operations.

Valuation of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144. The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  The Company adopted the provisions of SFAS as of January 1, 2002.

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

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The Company does not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company does not expect the adoption of SFAS 150 to have a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.   Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Furniture and fixtures	$9,006	$8,030
Computers and software	47,882	49,041
Leasehold improvements	20,678	20,842
	77,566	77,913
Less accumulated depreciation and amortization	(63,529)	(62,513)
	$14,037	$15,400

Accrued expenses consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Employee benefits	$1,913	$1,511
Commissions and bonuses	1,148	1,519
Sales and other taxes	7,483	7,983
Restructuring (See Note 6)	17,402	18,549
Other	5,328	5,199
	$33,274	$34,761

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Restructuring (See Note 6)	$83,097	$86,831
Other	578	578
	$83,675	$87,409

Note 3.   Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit.

As of March 31, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.7 million and $1.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (4.00% as of March 31, 2004 and December 31, 2003) plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

The Company maintains a $27 million revolving line of credit, which is collateralized by all of the Company’s assets and under which borrowings bear interest at the bank’s prime rate (floating with a floor of 4.25%). Interest is due monthly and principal is due at expiration in February 2005. The amended and restated loan and security agreement requires the Company to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires the Company to maintain certain levels on deposit with its commercial lender.  At both March 31, 2004 and December 31, 2003, $27.0 million was outstanding under the line of credit.

As of March 31, 2004, the Company was not in compliance with the profitability and financial covenants of its commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.

During the first fiscal quarter of 2004, the Company entered into a $500,000 equipment line of credit with the commercial lender.  Such line of credit is secured by all of the Company’s assets and under which borrowings bear interest at the banks prime rate (4.00% as of March 31, 2004) plus .75%.  Principal payments are due in 36 monthly payments.  Principal payments of $17,143 are due in 2004, $25,715 due in 2005 and 2006, and a final payment of $8,572 due in 2006.  As of March 31, 2004, $77,000 was outstanding under the equipment loan.

Commitments totaling $18.8 million and $19.8 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of March 31, 2004 and December 31, 2003, respectively, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.  Accordingly, $18.8 million and $19.8 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2004 and December 31, 2003, respectively.

Note 4.   Commitments and Contingencies

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either March 31, 2004 or December 31, 2003. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of March 31, 2004, under noncancelable operating lease agreements is as follows (in millions):

Years Ending December 31,	Operating Leases
2004	$17.5
2005	23.7
2006	21.2
2007	18.7
2008	14.6
2009 and thereafter	75.0

Total minimum lease payments	$170.7

As of March 31, 2004, the Company has accrued $100.0 million of estimated future facilities costs as a restructuring accrual (see Note 6). The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to March 31, 2004	$20.8
Estimated sublease income for sublease agreements yet to be negotiated	26.6
Total estimated sublease income	$47.4

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment is $2.0 million, of which $1.2 million has been contributed through March 31, 2004.  The remaining $0.8 million will be contributed in future periods based upon the capital requirements of the fund.

Standby Letter of Credit Commitments

As of March 31, 2004, the Company had $18.8 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

The Company is subject to various claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations. Although management currently believes that the outcome of these outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

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

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three months ended March 31,
	2004	2003
Software licenses	$7,840	$7,975
Consulting services	4,911	6,471
Maintenance	8,138	10,009
Total revenues	$20,889	$24,455

The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, VARs and ASPs. In addition, the licenses of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs and systems integrators.

Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended March 31,
	2004	2003
	(unaudited)	(unaudited)
Revenues:
Americas	$9,651	$13,308
Europe	10,093	8,321
Asia/Pacific	1,145	2,826
Total Company	$20,889	$24,455

	March 31, 2004	December 31, 2003
	(unaudited)
Long-Lived Assets:
Americas	$71,570	$73,016
Europe	510	537
Asia/Pacific	626	636
Total Company	$72,706	$74,189

During the three months ended March 31, 2004 and 2003, no single customer accounted for more than 10% of the Company’s revenues.

Note 6.   Restructuring Charges

Through March 31, 2004, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

For each of the periods presented herein, restructuring charges consist solely of:

•                  Severance and Termination Benefits — These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the date recognized.

•                  Excess Facilities — These costs represent future minimum lease payments related to excess and abandoned space under lease, net of estimated sublease income and planned company occupancy.

As of March 31, 2004, the total restructuring accrual was $100.5 million under EITF 94-3 and FAS 146, consisting of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.5	$—	$0.5
Excess Facilities	16.9	83.1	100.0
Total	$17.4	$83.1	$100.5

The Company estimates that the $0.5 million severance and termination accrual will be paid in full by March 31, 2005.  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years Ending December 31,
2004	$12.7
2005	15.3
2006	13.9
2007	13.1
2008	7.2
2009 and thereafter (through October 2013)	37.8
Total minimum lease payments	$100.0

Of this excess facilities accrual, $81.7 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $18.3 million relates to estimated allowances, fees and expenses.  Actual future cash requirements may differ materially from the accrual at March 31, 2004, particularly if actual sublease income is significantly different from prospective estimates.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs at Dec. 31, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Mar. 31, 2004
Quarter Ended March 31, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	318	(465)	95
Write-off on disposal of assets and related costs	—	—	—	—
	$21,925	$318	$(465)	$21,778

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Quarter Ended March 31, 2003
Lease cancellations and commitments	$94,691	$1,173	$(6,959)	$88,905
Termination payments to employees and related costs	1,425	(138)	(174)	1,113
Write-off on disposal of assets and related costs	79	—	(47)	32
	$96,195	$1,035	$(7,180)	$90,050
Quarter Ended March 31, 2004
Lease cancellations and commitments	$83,026	$252	$(4,986)	$78,292
Termination payments to employees and related costs	429	—	—	429
Write-off on disposal of assets and related costs	—	—	—	—
	$83,455	$252	$(4,986)	$78,721

As mentioned above, we have based our excess facilities accrual, in part, upon estimates of future sublease income.  We have used the following factors, among others, in making such estimates: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities.  The estimated sublease income netted against the restructuring accrual consists of the following (in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to March 31, 2004	$20.8
Estimated sublease income for sublease agreements yet to be negotiated	26.6
Total estimated sublease income	$47.4

The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

Note 7.   Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	March 31, 2004	December 31, 2003
	(unaudited)
Goodwill	$437,206	$437,206
Less: Accumulated amortization	(383,785)	(383,785)
Goodwill, net	$53,421	$53,421

Other intangibles	22,732	22,732
Less: Accumulated amortization	(19,719)	(19,719)
Other intangibles, net	$3,013	$3,013

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

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at March 31, 2004 and December 31, 2003, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at March 31, 2004.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets have been fully amortized as of March 31, 2004.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those described herein and in the Company’s most recently filed Annual Report on Form 10-K and other documents filed with the Securities and Exchange Commission.  We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

We develop, market and support a suite of personalized self-service web applications that enable organizations to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners and customers. Our integrated suite of process, commerce, portal and content solutions helps organizations rapidly increase revenues and reduce costs.

As of March 31, 2004, more than 1,000 companies and government entities around the globe are using our applications to power and personalize their mission-critical web initiatives.

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

Recent Events

We renewed and amended our revolving credit facility in February 2004. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate (floating with a floor of 4.00%). Interest is due monthly and principal is due at expiration in February 2005. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender.  As of March 31, 2004, we were not in compliance with the profitability and financial covenants of the commercial credit facilities.  Subsequently, we received a waiver from the bank regarding non-compliance.  At both March 31, 2004 and December 31, 2003, $27.0 million was outstanding under the line of credit.

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

Revenue Recognition

Overview — Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the Securities and Exchange Commission’s Staff Accounting Bulletin No. 101, Revenue Recognition in Financial Statements.

Software License Revenue

We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer.  If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to the usbased upon a percentage of list price. We do not grant its resellers the right of return.

We recognize revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, which is specific tous. We limit its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

We record unearned revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

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

Our consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services (“BVGS”) organization.  Services that we provide are not essential to the functionality of the software.  We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

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

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date and, as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of March 31, 2004 and December 31, 2003 and, therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at March 31, 2004. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

During the three months ended March 31, 2004, the Company recorded compensation expense of $15,000 as a result of granting common stock to a third party consultant. These charges were calculated based upon the market value of the underlying stock.  During the three months ended March 31, 2003, the Company recorded compensation expense of $49,000 as a result of granting common stock to a third party consultant.  The charge was calculated as the fair market value of the stock determined by the stock price of the underlying stock.

We have determined pro forma information regarding net loss and net loss per share as if we had accounted for employee stock options under the fair value method as required by SFAS Number 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS No. 123, the Company’s reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands, except per share data):

	Three Months Ended March 31,
	2004	2003
Net income (loss) as reported	$(867)	$1,337
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	15	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,814)	(1,655)
Pro forma net loss	$(3,666)	$(269)

Income (loss) per share:
Basic—as reported	$(0.03)	$0.04
Basic—pro forma	$(0.11)	$(0.01)

Diluted—as reported	$(0.03)	$0.04
Diluted—pro forma	$(0.11)	$(0.01)

Restructuring Charges

Through March 31, 2004, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

Severance and Termination Costs.  We account for severance and benefits termination costs as follows:

•                  For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely

•                  For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

Excess Facilities Costs. We account for excess facilities costs as follows:

•                  For exit or disposal activities initiated on or prior to December 31, 2002, we account for lease termination and/or abandonment costs in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us.

•                  For exit or disposal activities initiated after December 31, 2002, we account for lease termination and/or abandonment costs in accordance with SFAS No. 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

Severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do they benefit continuing activities.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities.  In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations.  We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.  The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

As of March 31, 2004, the total restructuring accrual was $100.5 million under EITF 94-3 and FAS 146, consisting of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.5	$—	$0.5
Excess Facilities	16.9	83.1	100.0
Total	$17.4	$83.1	$100.5

The Company estimates that the $0.5 million severance and termination accrual will be paid in full by March 31, 2005.  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years Ending December 31,
2004	$12.7
2005	15.3
2006	13.9
2007	13.1
2008	7.2
2009 and thereafter (through October 2013)	37.8
Total minimum lease payments	$100.0

Of this excess facilities accrual, $81.7 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $18.3 million relates to estimated allowances, fees and expenses.  Actual future cash requirements may differ materially from the accrual at March 31, 2004, particularly if actual sublease income is significantly different from prospective estimates.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs at Dec. 31, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Mar. 31, 2004
Quarter Ended March 31, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	318	(465)	95
Write-off on disposal of assets and related costs	—	—	—	—
	$21,925	$318	$(465)	$21,778

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Quarter Ended March 31, 2003
Lease cancellations and commitments	$94,691	$1,173	$(6,959)	$88,905
Termination payments to employees and related costs	1,425	(138)	(174)	1,113
Write-off on disposal of assets and related costs	79	—	(47)	32
	$96,195	$1,035	$(7,180)	$90,050

Quarter Ended March 31, 2004
Lease cancellations and commitments	$83,026	$252	$(4,986)	$78,292
Termination payments to employees and related costs	429	—	—	429
Write-off on disposal of assets and related costs	—	—	—	—
	$83,455	$252	$(4,986)	$78,721

As mentioned above, we have based our excess facilities accrual, in part, upon estimates of future sublease income.  We have used the following factors, among others, in making such estimates: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities.  The estimated sublease income netted against the restructuring accrual consists of the following (in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to March 31, 2004	$20.8
Estimated sublease income for sublease agreements yet to be negotiated	26.6
Total estimated sublease income	$47.4

The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

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

Results of Operations

Revenues

Total revenues decreased 15% during the quarter ended March 31, 2004 to $20.9 million as compared to $24.5 million for the quarter ended March 31, 2003.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

March 31, 2004
Americas	$2,590	33%	$7,061	54%	$9,651	46%
Europe	4,896	62	5,197	40	10,093	48
Asia Pacific	354	5	791	6	1,145	6
Total	$7,840	100%	$13,049	100%	$20,889	100%

March 31, 2003
Americas	$4,396	55%	$8,912	54%	$13,308	54%
Europe	1,685	21	6,636	40	8,321	34
Asia Pacific	1,894	24	932	6	2,826	12
Total	$7,975	100%	$16,480	100%	$24,455	100%

The Company operates in a competitive industry.  There have been declines in both the technology industry and in general economic conditions since the beginning of 2001.  These declines may continue.  Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 2% during the quarter ended March 31, 2004 to $7.8 million as compared to $8.0 million for the quarter ended March 31, 2003.  License revenue in the Americas declined due to continued softness in the North American market for enterprise software applications.  European license revenue increased mainly due to a larger number of follow-on licenses with European customers that are expanding the use of our technology.  Asia Pacific revenue declined due to a single large license transaction in the first quarter of fiscal 2003 that did not recur in fiscal 2004.

Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 21% during the quarter ended March 31, 2004 to $13.0 million as compared to $16.5 million for the quarter ended March 31, 2003.  The decline was due to decreases in consulting services and maintenance revenue.  Consulting services revenues decreased 23% for the three months ended March 31, 2004 to $4.9 million as compared to $6.4 million for the three months ended March 31, 2003.  This decrease was a result of a corresponding decline in license revenues and of economic and geopolitical uncertainties.  Maintenance revenue decreased 19% for the three months ended March 31, 2004 to $8.1 million as compared to $10.0 million for the three months ended March 31, 2003, due to a decline in new customer licenses and certain existing customers declining the renewal of annual maintenance services.

Cost of Revenues

Cost of software license revenues includes the costs of product media, duplication, packaging and other manufacturing costs, as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with, our products.

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

	Three Months Ended March 31,
	2004	%	2003	%
Cost of software licenses (1)	$578	7%	$388	5%
Cost of services (2)	6,277	48	6,558	40

Total cost of revenues (3)	$6,855	33%	$6,946	28%

(1)           Percentages are calculated based on total software license revenues for the period indicated

(2)           Percentages are calculated based on total services revenues for the period indicated

(3)                                  Percentages are calculated based on total revenues for the period indicated

Cost of software licenses increased 49% in absolute dollar terms during the quarter ended March 31, 2004 to $578,000 as compared to $388,000 for the quarter ended March 31, 2003.  This increase was primarily a result of a higher percentage of third-party software license revenue.

Cost of services decreased 4% in absolute dollar terms during the quarter ended March 31, 2004 to $6.3 million as compared to $6.6 million for the quarter ended March 31, 2003.  This decline was primarily due to lower consulting services headcount, such lower headcount being due to the lower consulting services revenue discussed above.  Partially offsetting this decline was a $473,000 non-recurring credit in the first quarter of fiscal 2003 related to telecommunications services.

Operating Expenses and Other Income, net

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

•                    Other intangible amortization represents costs to amortize other intangible assets, generally on a straight-line basis. As described in Note 7 in the Notes to Consolidated Financial Statements, as of January 1, 2002, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of a recognizable intangible asset as defined by SFAS 142..

•                  Restructuring charges represent costs incurred to restructure company operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS. 146.

A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues: (in thousands):

	Three Months Ended March 31,
	2004	%	2003	%
Research and development	$4,888	23%	$6,151	25%
Sales and marketing	6,866	32	6,832	28
General and administrative	2,417	12	2,288	9
Other intangible amortization	—	—	887	4
Restructuring charges	570	3	1,035	4
Total operating expenses	$14,741	70%	$17,193	70%

Research and development expenses decreased 21% during the quarter ended March 31, 2004 to $4.9 million as compared to $6.2 million for the quarter ended March 31, 2003.  The decrease in research and development expenses was primarily attributable to lower depreciation costs due to assets becoming fully depreciated and headcount reductions as a result of cost-cutting efforts.  Partially offsetting these declines were incremental engineering and quality assurance spending in the first quarter of fiscal 2004 related to the launch of the Company’s BroadVision Process product and a $531,000 non-recurring credit in the first quarter of fiscal 2003 related to telecommunications services.

Sales and marketing expenses increased 1% during the quarter ended March 31, 2004 to $6.9 million as compared to $6.8 million for the quarter ended March 31, 2003.  The increase was due to higher variable selling costs and a $259,000 non-recurring credit in the first quarter of fiscal 2003 related to telecommunications services.  Partially offsetting these increases were headcount reductions in both selling and marketing functions due to cost-cutting efforts.

General and administrative expenses increased 4% during the quarter ended March 31, 2004 to $2.4 million as compared to $2.3 million for the quarter ended March 31, 2003, due to higher accounting costs related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002 and a $130,000 non-recurring credit in the first quarter of fiscal 2003 related to telecommunications services.  Partially offsetting these increases was a $300,000 non-recurring credit in the first quarter of fiscal 2004 related to a reduction in required reserves for uncollectible accounts receivable.

Other intangible amortization.    As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements above, we no longer amortize goodwill on the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets have been fully amortized as of March 31, 2004.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf, Inc. that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  It is possible that we may continue to expand our business through acquisitions and internal development.  Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Restructuring charges.   Through March 31, 2004, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

Restructuring charges consisted of the following (in thousands):

	Three Months Ended March 31,
	2004	2003
Excess Facilities	$252	$1,200
Severance and Termination Costs	318	(138)
Total	$570	$1,062

The excess facilities charge for the three-months ended March 31, 2004, related to interest on excess facilities obligations that were discounted under SFAS 146.  Similar charges will be recorded in future periods through the term of the underlying leases (October 2013).  The excess facilities charge for the three-month period ended March 31, 2003, related to adjustments to underlying sublease assumptions.  The severance and termination costs for both periods reflect severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the end of the period.  The Company recorded these charges at the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest income , net for the three months ended March 31, 2004 was income of $109,000 as compared to income of $434,000 for the three months ended March 31, 2003.  Interest income has declined year-over-year due to lower cash balances and lower interest rates being earned on invested funds.

Other (expense) income, net, for the three months ended March 31, 2004 was a loss of $133,000 as compared to income of $642,000 for the three months ended March 31, 2003.  The increase in expense was primarily due to the sale of fixed assets as well as loss on foreign currency for the quarter ended March 31, 2004.  The weakening U.S. dollar against other world currencies, particularly the Euro, had a favorable impact on other income for the three months ended March 31, 2003, while the dollar strengthened against the Euro in the first quarter of fiscal 2004.

Income Taxes.  During the quarter ended March 31, 2004, we recorded tax expense of $136,000 as compared to a tax benefit of $55,000 for quarter ended March 31, 2003 .  For quarter ended March 31, 2004 tax expense, $76,000 relates to income taxes in foreign jurisdictions that are not available to credit against US income taxes.  The remaining $60,000 was attributable to state franchise taxes.  The tax benefit from the first quarter of fiscal 2003 was primarily due to revised estimates for state income taxes.

Liquidity and Capital Resources (in thousands)

	March 31, 2004	December 31, 2003

Cash, cash equivalents and liquid short-term investments	$76,480	$78,776
Restricted cash and investments	$18,784	$19,827
Working capital (deficit)	$(894)	$747
Working capital ratio	1.0	1.0

As of March 31, 2004, cash, cash equivalents, liquid short-term investments, liquid long-term investments and restricted cash and investments totaled $95.3 million, which represents a decrease of $3.3 million as compared to a balance of $98.6 million on December 31, 2003. This decrease was attributable to net cash used for operations.

We had various credit facilities with a commercial lender that include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit.

As of March 31, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.7 million and $1.9 million, respectively.  Borrowings bear interest at the bank’s prime rate (4.00% as of March 31, 2004 and December 31, 2003) plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $977,000 are due annually from 2000 through 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

We maintained a $27 million revolving line of credit, which is collateralized by all of our assets and under which borrowings bear interest at the bank’s prime rate (floating with a floor of 4.25%). Interest is due monthly and principal is due at expiration in February 2005. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender.  At both March 31, 2004 and December 31, 2003, $27.0 million was outstanding under the line of credit.

As of March 31, 2004, we were not in compliance with the profitability and financial covenants of its commercial credit facilities.  Subsequently, we received a waiver from the bank regarding non-compliance.

During the first quarter of 2004, we entered into a $500,000 equipment line of credit with the commercial lender.  Such line of credit is secured by all of our assets and under which borrowings bear interest at the banks prime rate (4.00% as of March 31, 2004) plus .75%.  Principal payments are due in 36 monthly payments.  Principal payments of $17,143 are due in 2004, $25,715 due in 2005 and 2006, and a final payment of $8,572 due in 2006.  As of March 31, 2004, $77,000 was outstanding under the equipment loan.

Commitments totaling $18.8 million and $19.8 million in the form of standby letters of credit were issued on our behalf from financial institutions as of March 31, 2004 and December 31, 2003, respectively, primarily in favor of our various landlords to secure obligations under our facility leases.  Accordingly, $18.8 million and $19.8 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at March 31, 2004 and December 31, 2003, respectively.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2004 and December 31, 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three months ended March 31, 2004 and 2003.

Cash Provided By (Used For) Operating Activities

Cash used for operating activities was $3.7 million for the three months ended March 31, 2004. The primary reason for the net cash used by operating activities was due to the net loss of $867,000 and decreases in accrued expenses and non-current liabilities, primarily related to excess facilities costs.  Partially offsetting these uses of cash were $1.4 million of non-cash depreciation and amortization expense and a decrease in accounts receivable of $1.7 million due to lower revenue.  Cash provided by operating activities was $301,000 for the three months ended March 31, 2003.  The primary reason for the net cash provided by operating activities was due to net income of $1.3 million, $3.4 million of non-cash depreciation and amortization expense, a decrease in accounts receivable of $8.6 million. and a decline in prepaid expenses of $3.1 million..  Partially offsetting these sources of cash were an $8.7 million decline in accounts payable and accrued expenses, a $7.2 million decline in unearned and deferred revenue and a $1.7 million decline in other non-current liabilities.

Cash Provided By Investing Activities

Cash provided by investing activities was $0.8 million for the three months ended March 31, 2004 and was primarily due to transfers from restricted cash.  Cash provided by investing activities was $21.3 million for the three months ended March 31, 2003, and was primarily due to net sales/maturities of investments of $21.5 million.  Capital expenditures were $144,000 and $132,000 during the three months ended March 31, 2004 and 2003, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

Cash Provided By Financing Activities

Cash provided by financing activities was $637,000 for the three months ended March 31, 2004, consisting of $803,000 in proceeds from the issuance of common stock and ($166,000) for repayment of borrowings, net of new borrowings.  Cash provided by financing activities was $20,000 for the three months ended March 31, 2003, consisting of $264,000 in proceeds from the issuance of common stock partially offset by ($244,000) of repayments of borrowings.

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of March 31, 2004, under noncancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in millions):

Years Ended December 31,	Operating Leases

2004	$17.5
2005	23.7
2006	21.2
2007	18.7
2008	14.6
2009 and thereafter	75.0
Total minimum lease payments	$170.7

As of March 31, 2004, we have accrued $100.0 million of estimated future facilities costs as a restructuring accrual. See Note 6 in the Notes to Condensed Consolidated Financial Statements.  The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to March 31, 2004	$20.8
Estimated sublease income for sublease agreements yet to be negotiated	26.6
Total estimated sublease income	$47.4

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in thousands):

Less than 1 year	$2,535
1-3 years	548
4-5 years	1,296
Over 5 years	14,404
Total	$18,783

Restricted cash represents collateral for these letters of credit.

Our net future cash flows will depend heavily on the level of future revenues, our ability to restructure operations successfully and our ability to manage infrastructure costs.

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

Factors That May Affect Future Operating Results

We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2003 and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, nonrenewal of maintenance agreements, product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

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

We renewed and amended the SVB Facility during the first quarter of fiscal 2004. The SVB Facility is secured by substantially all of our owned assets.  The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility.  As of March 31, 2004, the Company was not in compliance with the profitability and financial covenants of the commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.  While we plan to adhere to the financial covenants of the SVB Facility and avoid an event of default in future periods, in the event that we are unable to avoid another event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

Related Party Transactions

BroadVision has an investment of 19.9% in Roundarch, a CRM services company. We have a reseller relationship with Roundarch whereby Roundarch is an implementation partner who integrates our software products with other third-party software products into CRM customer installations.  During the three months ended March 31, 2004 and 2003, transactions involving Roundarch comprised $2,000 and $23,000 of our revenue, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2004 and December 31, 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three months ended March 31, 2004 and 2003.

During the first quarter of fiscal 2004, we drew down $27.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate with a floor minimum of 4.25% (4.25% annually as of March 31, 2004) and principal is due in full in February 2005.  Additionally, we have two outstanding term loans as of March 31, 2004.  Interest on those term loans are at the bank’s prime rate (4.00% as of March 31, 2004) and prime rate plus 1.25%.

Cash and Cash Equivalents, Short-Term Investments

We consider all debt and equity securities with maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax.

All short-term investments have a remaining maturity of twelve months or less. Total short-term investment unrealized gains (losses) were approximately $0 and ($54,000) for the three months ended March 31, 2004 and 2003, respectively.

Our cash, cash equivalents and short-term investments consisted of the following as of March 31, 2004 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$65,275	$—	$—	$67,319
Money market	29,580	—	—	29,580
Corporate notes/bonds	408	—	—	408
	$95,263	$—	$—	$95,263

Cash and cash equivalents	95,263	—	—	95,263
Short-term investments	—	—	—	—
	$95,263	$—	$—	$95,263

Included in the table above in cash and cash equivalents are $18.8 million of non-current restricted cash and investments.

Our cash and cash equivalents and short-term investments consisted of the following as of December 31, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$65,592	$—	$—	$65,592
Money market	32,602	—	—	32,602
Corporate notes/bonds	408	—	—	408
Government notes/bonds	—	—	—	23,441
	$98,602	$—	$—	$98,602

Cash and cash equivalents	$98,602	$—	$—	$98,602
Short-term investments	—	—	—	—
	$98,602	$—	$—	$98,602

Included in the table above in short-term investments are non-current restricted cash and investments of $19.8 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We maintain our cash, cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months ended March 31, 2004, no one customer accounted for more than 10% of total revenue.  For the three months ended March 31, 2004, no one customer accounted for more than 10% of accounts receivable.

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

Foreign Currency

We license our products and maintain significant operations in foreign countries. Fluctuations in the value of foreign currencies, principally the Euro, relative to the United States dollar have impacted our operating results in the past and may do so in the future. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

The total fair value of our cost method long-term equity investments in public and non-public companies as of March 31, 2004 was $1.7 million. There were not any “other than temporary write-down” during the three months ended March 31, 2004 related to long-term equity investments.

ITEM 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2004, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting during the period covered by this report that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II.  OTHER INFORMATION

Item 1.    Legal Proceedings

The Company is subject to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the Company has adequate defenses for each of the claims and actions, and believes that their ultimate disposition is not expected to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

Item 2.    Changes in Securities and Use of Proceeds

Not applicable.

Item 3.    Defaults Upon Senior Securities

Not applicable.

Item 4.    Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.    Other Information

Not applicable.

Item 6.    Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibits	Description
3.1	Amended and Restated Bylaws
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b)           Reports on Form 8-K

On January 22, 2004, the Company filed a current report on Form 8-K related to the announcement of its financial results for the year ended December 31, 2003.

On April 21, 2004, the Company filed a current report on Form 8-K related to the announcement of its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 10, 2004	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2004	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

BROADVISION, INC. QUARTERLY REPORT ON FORM 10-Q MARCH 31, 2004

INDEX TO EXHIBITS

Exhibit	Description
3.1	Amended and Restated Bylaws
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002