Form 10-Q
period 2004-06-30
BROADVISION INC
filed 2004-08-09
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2004

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

As of August 03, 2004 there were 33,602,320 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2004

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Cash and cash equivalents	$66,904	$78,776
Accounts receivable, less allowance for doubtful accounts and reserves of $1,972 as of June 30, 2004 and $3,022 as of December 31, 2003	12,522	15,380
Prepaids and other	4,216	5,346

Total current assets	83,642	99,502

Property and equipment, net	13,220	15,400
Restricted cash	22,259	19,827
Equity investments	1,381	1,565
Goodwill	53,421	53,421
Other intangibles, net	3,013	3,013
Other assets	1,968	2,354

Total assets	$178,904	$195,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings and current portion of long-term debt	$27,911	$27,977
Accounts payable	8,151	9,186
Accrued expenses	32,345	34,761
Unearned revenue	6,164	7,596
Deferred maintenance	18,034	19,234

Total current liabilities	92,605	98,754

Long-term debt, net of current portion	619	969
Other noncurrent liabilities	78,869	87,409

Total liabilities	172,093	187,132

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 33,476 shares issued and outstanding as of June 30, 2004 and 33,198 shares issued and outstanding as of December 31, 2003	3	3
Additional paid-in capital	1,213,841	1,212,671
Accumulated other comprehensive income (loss), net of tax	1	(49)
Accumulated deficit	(1,207,034)	(1,204,675)
Total stockholders’ equity	6,811	7,950

Total liabilities and stockholders’ equity	$178,904	$195,082

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE LOSS

(In thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003

Revenues:
Software licenses	$7,097	$6,824	$14,937	$14,799
Services	13,031	14,981	26,080	31,461
Total revenues	20,128	21,805	41,017	46,260

Cost of revenues:
Cost of software licenses	313	495	891	883
Cost of services	6,302	7,177	12,579	13,735
Total cost of revenues	6,615	7,672	13,470	14,618

Gross profit	13,513	14,133	27,547	31,642

Operating expenses:
Research and development	4,509	6,063	9,397	12,214
Sales and marketing	7,480	6,043	14,346	12,875
General and administrative	2,400	2,413	4,817	4,701
Goodwill and intangible amortization	—	—	—	887
Restructuring charge	679	7,817	1,249	8,852
Total operating expenses	15,068	22,336	29,809	39,529

Operating loss	(1,555)	(8,203)	(2,262)	(7,887)

Interest income, net	102	177	211	592
Other income (expense), net	(45)	545	(178)	1,206

Loss before provision for income taxes	(1,498)	(7,481)	(2,229)	(6,089)

Benefit/(Provision) for income taxes	6	(114)	(130)	(169)

Net loss	$(1,492)	$(7,595)	$(2,359)	$(6,258)

Basic and diluted loss per share	$(0.04)	$(0.23)	$(0.07)	$(0.19)

Shares used in computing:
Basic and diluted shares	33,476	32,751	33,392	32,599

Comprehensive loss:
Net loss	$(1,492)	$(7,595)	$(2,359)	$(6,258)
Other comprehensive gain (loss), net of tax: Unrealized investment gains (losses) less reclassification adjustment for gains (losses) included in net loss	49	(4)	49	(37)
Total comprehensive loss	$(1,443)	$(7,599)	$(2,310)	$(6,295)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended June 30,
	2004	2003
Cash flows from operating activities:
Net loss	$(2,359)	$(6,258)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	2,309	6,897
Credit for doubtful accounts and reserves	(562)	(43)
Amortization of prepaid royalties	355	726
Gain on disposal of assets	(96)	(48)
Unrealized (gain) loss on investments	(50)	37
Loss on cost method investments	284	50
Amortization of other intangible assets	—	887
Stock-based compensation charge	(15)	49
Changes in operating assets and liabilities:
Accounts receivable	3,421	8,569
Prepaids and other	775	3,373
Accounts payable and accrued expenses	(3,068)	(17,025)
Unearned revenue and deferred maintenance	(2,632)	(10,652)
Other noncurrent assets	387	328
Other noncurrent liabilities	(8,540)	4496
Net cash used for operating activities	(9,791)	(8,614)

Cash flows from investing activities:
Purchase of property and equipment	(318)	(127)
Transfer to restricted cash	(2,432)	(57)
Proceeds from sale of assets	—	186
Purchase of long-term investments	(100)	(2,729)
Sales/maturity of long-term investments	—	3,403
Purchase of short-term investments	—	(2,917)
Sales/maturity of short-term investments	—	22,586
Net cash (used in) provided by investing activities	(2,850)	20,345

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,185	394
Proceeds from borrowings, net	76	1,991
Repayments of borrowings	(492)	(730)
Net cash provided by financing activities	769	1,655

Net increase (decrease) in cash and cash equivalents	(11,872)	13,386
Cash and cash equivalents at beginning of period	78,776	77,386
Cash and cash equivalents at end of period	$66,904	$90,772

Supplemental disclosures of cash flow information:
Cash paid for interest	$52	$78
Cash paid for income taxes	$194	$829

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of June 30, 2004 and for the three and six months ended June 30, 2004 and 2003 are unaudited. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

Employee Stock Option and Purchase Plans

The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to Statement of Financial Accounting Standards (“SFAS 123”), Accounting for Stock Based Compensation, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB Opinion 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.

During the six months ended June 30, 2004 and 2003, the Company recorded net compensation (income) expense of ($15,000) and $49,000, respectively.  The charges were calculated using the Black-Scholes model and recorded in sales and marketing expense.

We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net loss and net loss per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(1,492)	$(7,595)	$(2,359)	$(6,258)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	—	—	(15)	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,487)	(3,055)	(5,258)	(3,432)
Pro forma net loss	$(4,979)	$(10,650)	$(7,632)	$(9,641)

Loss per share:
Basic—as reported	$(0.04)	$(0.23)	$(0.07)	$(0.19)
Basic—pro forma	$(0.15)	$(0.33)	$(0.23)	$(0.30)

Diluted—as reported	$(0.04)	$(0.23)	$(0.07)	$(0.19)
Diluted—pro forma	$(0.15)	$(0.33)	$(0.23)	$(0.30)

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

There were 3,583,252 and 3,112,506 potential common shares excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2004, respectively, as the effect of such shares is anti-dilutive. There were 3,494,570 and 3,739,788 potential common shares excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2003, respectively, as the effect of such shares is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss	$(1,492)	$(7,595)	$(2,359)	$(6,258)

Weighted average common shares outstanding utilized for basic net loss per share	33,476	32,751	33,392	32,599
Potential common shares	—	—	—	—
Weighted average common shares outstanding utilized for diluted net loss per share	33,476	32,751	33,392	32,599
Basic net loss per share	$(0.04)	$(0.23)	$(0.07)	$(0.19)
Diluted net loss per share	$(0.04)	$(0.23)	$(0.07)	$(0.19)

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

Restructuring

Through June 30, 2004, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges comprise primarily: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

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

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with four separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses.  For the three and six month periods ended June 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue.  At June 30, 2004, no single customer accounted for more than 10% of accounts receivable.

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment is $2.0 million, of which approximately $1.2 million has been contributed through June 30, 2004.  The remaining amounts will be contributed in future periods based upon the capital requirements of the fund.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Condensed Consolidated Statements of Operations.

Valuation of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144. The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations and SFAS No. 142, Goodwill and Other Intangible Assets.  The Company adopted the provisions of SFAS No. 144 as of January 1, 2002.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, short-term investments, restricted cash, long-term investments, equity investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, short-term investments, long-term investments, accounts receivable and payable, and based on the current rates available to it on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value. The Company’s equity investments comprise investments in public and non-public technology-related companies. The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.

New Accounting Pronouncements

In January 2003, the Financial Accounting Standards Board (“FASB”) issued Interpretation No. 46 (FIN 46), “Consolidation of Variable Interest Entities.” FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or is entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. The adoption of SFAS 146 has not had a material impact on our consolidated financial position, results of operations or cash flows.

In May 2003, the FASB issued SFAS 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities. The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 has not had a material impact on our consolidated financial position, results of operations or cash flows.

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The Company is currently evaluating the potential impact of this pronouncement on its financial statements.

Note 2.          Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Furniture and fixtures	$8,998	$8,030
Computers and software	48,179	49,041
Leasehold improvements	20,848	20,842
	78,025	77,913
Less accumulated depreciation and amortization	(64,805)	(62,513)
	$13,220	$15,400

Accrued expenses consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Employee benefits	$1,911	$1,511
Commissions and bonuses	1,207	1,519
Sales and other taxes	7,364	7,983
Restructuring (See Note 6)	16,991	18,549
Other	4,872	5,199
	$32,345	$34,761

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Restructuring (See Note 6)	$78,477	$86,831
Other	392	578
	$78,869	$87,409

Note 3.          Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit.

As of June 30, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.5 million and $1.9 million, respectively.  Borrowings bear interest between the bank’s prime rate (4.00% as of June 30, 2004 and December 31, 2003) and the bank’s prime rate (4.00% as of June 30, 2004 and December 31, 2003) plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $488,000 are due through the remainder of 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

The Company maintains a $27.3 million revolving line of credit, which is collateralized by all of the Company’s assets and under which borrowings bear interest at the bank’s prime rate. Interest is due monthly and principal is due at expiration in February 2005. The amended and restated loan and security agreement requires the Company to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires the Company to maintain certain levels on deposit with its commercial lender.  At both June 30, 2004 and December 31, 2003, $27.0 million was outstanding under the line of credit.

As of June 30, 2004, the Company was not in compliance with the profitability and financial covenants of its commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.  As described in Note 8, subsequent to June 30, 2004, the Company reached agreements with certain landlords to extinguish some real estate leases, and as a result the Company is also renegotiating with the commercial lender to modify the terms of the line of credit.

During the first fiscal quarter of 2004, the Company entered into a $500,000 equipment line of credit with the commercial lender.  Such line of credit is secured by all of the Company’s assets and under which borrowings bear interest at the banks prime rate (4.00% as of June 30, 2004) plus .75%.  Principal payments are due in 36 monthly payments.   Principal payments of $12,858 are due through the remainder 2004, $25,715 due in 2005 and 2006, and a final payment of $8,572 due in 2007.  As of June 30, 2004, $72,860 was outstanding under the equipment loan.

Commitments totaling $22.3 million and $19.8 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of June 30, 2004 and December 31, 2003, respectively, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.  Accordingly, $22.3 million and $19.8 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2004 and December 31, 2003, respectively.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either June 30, 2004 or December 31, 2003. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of June 30, 2004, under noncancelable operating lease agreements is as follows (in millions):

Years Ending December 31,	Operating Leases
2004	$11.6
2005	23.3
2006	21.2
2007	18.7
2008	14.6
2009 and thereafter	75.0

Total minimum lease payments	$164.4

As of June 30, 2004, the Company has accrued $94.9 million of estimated future facilities costs as a restructuring accrual (see Note 6). The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to June 30, 2004	$17.7
Estimated sublease income for sublease agreements yet to be negotiated	27.6
Total estimated sublease income	$45.3

Subsequent to June, 30 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of future excess real estate obligations, See Note 8.

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it is obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment is $2.0 million, of which $1.2 million has been contributed through June 30, 2004.  The remaining $0.8 million will be contributed in future periods based upon the capital requirements of the fund.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation.  These reclassifications do not have an effect on BroadVision’s consolidated financial condition, results of operation or cash flows.

Standby Letter of Credit Commitments

As of June 30, 2004, the Company had $22.3 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

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

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
Software licenses	$7,097	$6,824	$14,937	$14,799
Consulting services	5,182	5,876	10,094	12,347
Maintenance	7,849	9,105	15,986	19,114
Total revenues	$20,128	$21,805	$41,017	$46,260

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

Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended June 30,		Six months ended June 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Americas	$8,851	$10,370	$18,487	$23,678
Europe	8,982	9,648	19,080	17,969
Asia/Pacific	2,295	1,787	3,450	4,613
Total Company	$20,128	$21,805	$41,017	$46,260

	June 30, 2004	December 31, 2003
	(unaudited)
Long-Lived Assets:
Americas	$70,332	$73,016
Europe	514	537
Asia/Pacific	591	636
Total Company	$71,437	$74,189

During the three and six month periods ended June 30, 2004 and 2003, no single customer accounted for more than 10% of the Company’s revenues.

Note 6.          Restructuring Charges

Through June 30, 2004, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges comprise primarily: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

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

As of June 30, 2004, the total restructuring accrual was $95.5 million under EITF 94-3 and FAS 146, consisting of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.6	$—	$0.6
Excess Facilities	16.4	78.5	94.9
Total	$17.0	$78.5	$95.5

The Company estimates that the $0.6 million severance and termination accrual will be paid in full by March 31, 2005.  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years Ending December 31,
2004	$8.6
2005	15.2
2006	13.8
2007	13.1
2008	6.9
2009 and thereafter (through October 2013)	37.3

Total minimum lease payments	$94.9

Of this excess facilities accrual, $78.0 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $16.9 million relates to estimated allowances, fees and expenses.  Actual future cash requirements may differ materially from the accrual at June 30, 2004, particularly if actual sublease income is significantly different from prospective estimates.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs at Mar. 31, 2004	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at June 30, 2004
Three Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	95	158	(89)	164
Write-off on disposal of assets and related costs	—	—	—	—
	$21,778	$158	$(89)	$21,847

	Accrued restructuring costs at Dec. 31, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at June 30, 2004
Six Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	476	(554)	164
Write-off on disposal of assets and related costs	—	—	—	—
	$21,925	$476	$(554)	$21,847

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending

Three Months Ended June 30, 2003
Lease cancellations and commitments	$88,905	$7,445	$—	$(7,134)	$89,216
Termination payments to employees and related costs	1,113	398	—	(511)	1,000
Write-off on disposal of assets and related costs	32	(26)	—	34	40
	$90,050	$7,817	$—	$(7,611)	$90,256

Three Months Ended June 30, 2004
Lease cancellations and commitments	$78,292	$521	$—	$(5,620)	$73,193
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	—	—	—	—	—
	$78,721	$521	$—	$(5620)	$73,622

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending

Six Months Ended June 30, 2003
Lease cancellations and commitments	$94,691	$8,618	$—	$(14,093)	$89,216
Termination payments to employees and related costs	1,425	260	—	(685)	1,000
Write-off on disposal of assets and related costs	79	(26)	—	(13)	40
	$96,195	$8,852	$—	$(14,791)	$90,256

Six Months Ended June 30, 2004
Lease cancellations and commitments	$83,026	$773	$—	$(10,606)	$73,193
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	—	—	—	—	—
	$83,455	$773	$—	$(10,606)	$73,622

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

Sublease income to be received under non-cancelable sublease agreements signed prior to June 30, 2004	$17.7
Estimated sublease income for sublease agreements yet to be negotiated	27.6
Total estimated sublease income	$45.3

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

Subsequent to June 30, 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of net future real estate obligations.  See note 8.

Note 7.          Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	June 30, 2004	December 31, 2003
	(unaudited)
Goodwill	$437,206	$437,206
Less: Accumulated amortization	(383,785)	(383,785)
Goodwill, net	53,421	53,421

Other intangibles	22,732	22,732
Less: Accumulated amortization	(19,719)	(19,719)
Other intangibles, net	3,013	3,013

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

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at June 30, 2004 and December 31, 2003, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at June 30, 2004.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets have been fully amortized as of June 30, 2004.

Note 8.  Subsequent Events

During July and August 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of future excess real estate obligations.  In the aggregate, the settlements involve current and future cash payments by the Company of approximately $37.2 million, the issuance of a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one year period, and a residual obligation of approximately 6% of the obligation prior to termination.

The Company has made or will make cash payments of $19.1 million in its current third fiscal quarter, and an additional cash payment of $18.1 million in January 2005.  In addition, the Company may make a further cash payment of $4.5 million thereafter if it exercises an option to terminate the residual real estate obligation.  In connection with these agreements, the Company expects to record a restructuring gain of approximately $24 million in the quarter ending September 30, 2004.

Additional information about these transactions are included in the Company’s Current Report on Form 8-K filed concurrently with this Quarterly Report on Form 10-Q.

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

As of June 30, 2004, more than 1,000 companies and government entities around the globe are using our applications to power and personalize their mission-critical web initiatives.

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

Recent Events

We renewed and amended our revolving credit facility in February 2004. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at expiration in February 2005. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender.  As of June 30, 2004, we were not in compliance with the profitability and financial covenants of the commercial credit facilities.  Subsequently, we received a waiver from the bank regarding non-compliance.  Although the bank has provided this waiver, the Company is not in compliance with certain financial covenants in the SVB Facility and, as a result, cannot borrow under the SVB Facility.  The bank and the Company have agreed in principle to amend the SVB Facility, subject to the execution of a definitive amendment, to modify the financial covenants and reduce the borrowing limit there under from $27 million to $15 million.  The Company believes that it will comply with the new financial covenants.  At both June 30, 2004 and December 31, 2003, $27.0 million was outstanding under the line of credit.

During July and August 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of future excess real estate obligations.  In the aggregate, the settlements involve current and future cash payments by the Company of approximately $37.2 million, the issuance of a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one year period, and a residual obligation of approximately 6% of the obligation prior to termination.

The Company has made or will make cash payments of $19.1 million in its current third fiscal quarter, and an additional cash payment of $18.1 million in January 2005.  In addition, the Company may make a further cash payment of $4.5 million thereafter if it exercises an option to terminate the residual real estate obligation.  In connection with these agreements, the Company expects to record a restructuring gain of approximately $24 million in the quarter ending September 30, 2004.

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

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date and, as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of June 30, 2004 and December 31, 2003 and, therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at June 30, 2004. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

During the three month periods ended June 30, 2004 and 2003, the Company did not record compensation expense as a result of granting common stock to a third party consultant. During the six months ended June 30, 2004, and 2003, the Company recorded compensation expense of ($15,000) and $49,000 as a result of granting common stock to third party consultants.  The charge was calculated as the fair market value of the stock determined by the stock price of the underlying stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Net loss as reported	$(1,492)	$(7,595)	$(2,359)	$(6,258)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—	(15)	49
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,487)	(3,055)	(5,258)	(3,432)
Pro forma net loss	$(4,979)	$(10,650)	$(7,632)	$(9,641)

Loss per share:
Basic—as reported	$(0.04)	$(0.23)	$(0.07)	$(0.19)
Basic—pro forma	$(0.15)	$(0.33)	$(0.23)	$(0.30)

Diluted—as reported	$(0.04)	$(0.23)	$(0.07)	$(0.19)
Diluted—pro forma	$(0.15)	$(0.33)	$(0.23)	$(0.30)

Restructuring Charges

Through June 30, 2004, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

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

As of June 30, 2004, the total restructuring accrual was $95.5 million under EITF 94-3 and FAS 146, consisting of the following (in millions):

	Current	Non- Current	Total
Severance and Termination	$0.6	$—	$0.6
Excess Facilities	16.4	78.5	94.9
Total	$17.0	$78.5	$95.5

The Company estimates that the $0.6 million severance and termination accrual will be paid in full by March 31, 2005.  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years Ending December 31,
2004	$8.6
2005	15.2
2006	13.8
2007	13.1
2008	6.9
2009 and thereafter (through October 2013)	37.3
Total minimum lease payments	$94.9

Of this excess facilities accrual, $78.0 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $16.9 million relates to estimated allowances, fees and expenses.  Actual future cash requirements may differ materially from the accrual at June 30, 2004, particularly if actual sublease income is significantly different from prospective estimates.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs at Mar. 31, 2004	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at June 30, 2004
Three Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	95	158	(89)	164
Write-off on disposal of assets and related costs	—	—	—	—
	$21,778	$158	$(89)	$21,847

	Accrued restructuring costs at Dec. 31, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at June 30, 2004
Six Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	476	(554)	164
Write-off on disposal of assets and related costs	—	—	—	—
	$21,925	$476	$(554)	$21,847

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending

Three Months Ended June 30, 2003
Lease cancellations and commitments	$88,905	$7,445	$—	$(7,134)	$89,216
Termination payments to employees and related costs	1,113	398	—	(511)	1,000
Write-off on disposal of assets and related costs	32	(26)	—	34	40
	$90,050	$7,817	$—	$(7,611)	$90,256

Three Months Ended June 30, 2004
Lease cancellations and commitments	$78,292	$521	$—	$(5,620)	$73,193
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	—	—	—	—	—
	$78,721	$521	$—	$(5620)	$73,622

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending

Six Months Ended June 30, 2003
Lease cancellations and commitments	$94,691	$8,618	$—	$(14,093)	$89,216
Termination payments to employees and related costs	1,425	260	—	(685)	1,000
Write-off on disposal of assets and related costs	79	(26)	—	(13)	40
	$96,195	$8,852	$—	$(14,791)	$90,256

Six Months Ended June 30, 2004
Lease cancellations and commitments	$83,026	$773	$—	$(10,606)	$73,193
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	—	—	—	—	—
	$83,455	$773	$—	$(10,606)	$73,622

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

Sublease income to be received under non-cancelable sublease agreements signed prior to June 30, 2004	$17.7
Estimated sublease income for sublease agreements yet to be negotiated	27.6
Total estimated sublease income	$45.3

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

Subsequent to June 30, 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of net future excess real estate obligations.  See note 8

Legal Matters

The Company is party to various litigation matters in the normal course of its business.  For each pending matter for which the Company can estimate the amount and range of potential loss, the minimum estimated liability has been recorded. For the remaining matters, the Company is unable to make a reasonable estimate of the liability that could result because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome.  As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary. Such revisions in the Company’s estimates of the potential liability could materially impact the Company’s results of operations and financial position.

Results of Operations

Revenues

Total revenues decreased 8% during the quarter ended June 30, 2004 to $20.1 million as compared to $21.8 million for the quarter ended June 30, 2003.  Total revenues decreased 11% during the six months ended June 30, 2004 to $41.0 million as compared to $46.3 million for the six months ended June 30, 2003.   A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

June 30, 2004
Americas	$2,011	28%	$6,840	52%	$8,851	44%
Europe	3,817	54	5,165	40	8,982	45
Asia Pacific	1,269	18	1,026	8	2,295	11
Total	$7,097	100%	$13,031	100%	$20,128	100%

June 30, 2003
Americas	$2,426	36%	$7,944	53%	$10,370	48%
Europe	3,403	50	6,246	42	9,648	44
Asia Pacific	995	14	791	5	1,787	8
Total	$6,824	100%	$14,981	100%	$21,805	100%

Six Months Ended:

June 30, 2004
Americas	$4,600	31%	$13,886	53%	$18,487	45%
Europe	8,711	58	10,370	40	19,080	47
Asia Pacific	1,626	11	1,824	7	3,450	8
Total	$14,937	100%	$26,080	100%	$41,017	100%

June 30, 2003
Americas	$6,821	46%	$16,856	54%	$23,678	51%
Europe	5,088	34	12,882	41	17,969	39
Asia Pacific	2,890	20	1,723	5	4,613	10
Total	$14,799	100%	$31,461	100%	$46,260	100%

The Company operates in a competitive industry.  There have been declines in both the technology industry and in general economic conditions since the beginning of 2001.  These declines may continue.  Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues increased 4% during the quarter ended June 30, 2004 to $7.1 million as compared to $6.8 million for the quarter ended June 30, 2003.  Software license revenue increased 1% during the six months ended June 30, 2004 to $14.9 million as compared to $14.8 million for the six months ended June 30, 2003.

Americas license revenues decreased 17% for the three months ended June 30, 2004 to $2.0 million as compared to $2.4 million for the three months ended June 30, 2003.  Americas license revenues decreased 32% for the six months ended June 30, 2004 to $4.6 million as compared to $6.8 million for the six months ended June 30, 2003.  Americas license revenues declined in both periods due to a decline in license transactions and related revenue from new customers.

European license revenues increased 12% for the three months ended June 30, 2004 to $3.8 million as compared to $3.4 million for the three months ended June 30, 2003.  European license revenues increased 71% for the six months ended June 30, 2004 to $8.7 million as compared to $5.1 million for the six months ended June 30, 2003.  European license revenue increased for both periods mainly due to a larger number of follow-on licenses with European customers that are expanding the use of our technology.

Asia Pacific license revenue increased for the three months ended June 30, 2004 as compared to the three months ended June 30, 2003 due to an increased focus on sales in this region, which included adding headcount within the sales department.  Asia Pacific license revenue declined for the six months ended June 30, 2004 as compared to the six months ended June 30, 2004 primarily due to a single large license transaction that did not recur in fiscal 2004.

Services revenues consisting of consulting revenues, customer training revenues, maintenance revenues and consulting / training expense revenue decreased 13% during the quarter ended June 30, 2004 to $13.0 million as compared to $15.0 million for the quarter ended June 30, 2003.  Services revenues decreased 17% during the six months ended June 30, 2004 to $26.1 million as compared to $31.5 million for the six months ended June 30, 2003.

Consulting services revenues decreased 12% for the three months ended June 30, 2004 to $5.2 million as compared to $5.9 million for the three months ended June 30, 2003.  Consulting services revenues decreased 18% for the six months ended June 30, 2004 to $10.1 million as compared to $12.3 million for the six months ended June 30, 2003.  The declines in both periods are attributable to recent declines in license transactions and related revenues from new customers.

Maintenance revenues decreased 14% for the three months ended June 30, 2004 to $7.8 million as compared to $9.1 million for the three months ended June 30, 2003.  Maintenance revenues decreased 16% for the six months ended June 30, 2004 to $16.0 million as compared to $19.1 million for the six months ended June 30, 2003.  The declines in both periods were primarily due to certain existing customers declining the renewal of annual maintenance services.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	%	2003	%	2004	%	2003	%
Cost of software licenses (1)	$313	4%	$495	7%	$891	6%	$883	6%
Cost of services (2)	6,302	48	7,177	48	12,579	48	13,735	44
Total cost of revenues (3)	$6,615	33%	$7,672	35%	$13,470	33%	$14,618	32%

(1)                                  Percentages are calculated based on total software license revenues for the period indicated

(2)                                  Percentages are calculated based on total services revenues for the period indicated

(3)                                  Percentages are calculated based on total revenues for the period indicated

Cost of software licenses decreased 3% as a percentage of software license revenues during the three months ended June 30, 2004 to 4% as compared to 7% for three months ended June 30, 2003.  The cost of software licenses remained constant at 6% of software license revenues during the six months ended June 30, 2004 as compared the six months ended June 30, 2003. We expect our expenses related to cost of software licenses to match the license revenue we generate and expect that the percentage of cost of software licenses to license revenue will remain at approximately 6% in the future.

Cost of services as a percentage of revenue remained between 44% and 48% of services revenue for both the three and six months ended June 30, 2004 and June 30, 2003.  We will continue to monitor and adjust our cost of services expenses relative to the services revenue we generate.

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

•                  Restructuring charges represent costs incurred to restructure company operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS 146.

A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (in thousands):

	Three Months Ended June 30,				Six Months Ended June 30,
	2004	% (1)	2003	% (1)	2004	% (1)	2003	% (1)
Research and development	$4,509	22%	$6,063	28%	$9,397	23%	$12,214	26%
Sales and marketing	7,480	37	6,043	28	14,346	35	12,875	28
General and administrative	2,400	12	2,413	11	4,817	12	4,701	10
Goodwill and intangible amortization	—	—	—	—	—	—	887	2
Restructuring charge	679	3	7,817	36	1,249	3	8,852	19
Impairment of assets	—	—	—	—	—	—	—	—
Total operating expenses	$15,068	75%	$22,336	102%	$29,809	73%	$39,529	85%

(1)                                  Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 26% during the quarter ended June 30, 2004 to $4.5 million as compared to $6.1 million for the quarter ended June 30, 2003.    Research and development decreased 23% during the six months ended June 30, 2004 to $9.4 million as compared to $12.2 million for the six months ended June 30, 2003.  The decrease for both periods was primarily attributable to lower depreciation costs for fully depreciated assets and headcount reductions as a result of our cost-cutting efforts.  Partially offsetting these declines were incremental engineering and quality assurance spending in the first quarter of fiscal 2004 related to the launch of the Company’s BroadVision Process product and a $531,000 non-recurring credit in the first quarter of fiscal 2003 related to a renegotiated contract for telecommunications services.

Sales and marketing expenses increased 25% during the quarter ended June 30, 2004 to $7.5 million as compared to $6.0 million for the quarter ended June 30, 2003.  Sales and marketing increased 11% during the six months ended June 30, 2004 to $14.3 million as compared to $12.9 million for the six months ended June 30, 2003.  The increase during the three month period was attributable completion of our Energizing E-Business World Tour that included events in 12 cities.  The increase for the six month period was due to the rollout of BroadVision’s latest product, BroadVision Process, completion of the Energizing E-Business World Tour and a one time credit in the first quarter of 2003 for $259,000 related to a renegotiated telecommunications service contract.

General and administrative expenses were $2.4 million for both quarters ended June 30, 2004 and June 30, 2003. General and administrative expenses increased 2% during the six months ended June 30, 2004 to $4.8 million as compared to $4.7 million for the six months ended June 30, 2003.  The increase during the six month period was due to higher accounting costs related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002 and a $130,000 non-recurring credit in the first quarter of fiscal 2003 related to a renegotiated telecommunications service contract.  Partially offsetting these increases was a $300,000 reduction in required reserves for uncollectible accounts receivable.

Other intangible amortization.    As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements above, we no longer amortize goodwill on the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets have been fully amortized as of June 30, 2004.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf, Inc. that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  It is possible that we may continue to expand our business through acquisitions and internal development.  Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Restructuring charges.   Through June 30, 2004, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges comprise primarily: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

Restructuring charges consisted of the following (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Facilities	$521	$7,445	$773	$8,618
Severance and other	158	372	476	234
Total	$679	$7,817	$1,249	$8,852

The excess facilities charge for the three months ended June 30, 2004, related to interest on excess facilities obligations that were discounted under SFAS 146.  Similar charges will be recorded in future periods through the term of the underlying leases (October 2013).  The excess facilities charge for the three-month period ended June 30, 2003, related to adjustments to underlying sublease assumptions.  The severance and termination costs for both periods reflect severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the end of the period.  The Company recorded these charges at the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest income, net decreased 42% to $102,000 for the three months ended June 30, 2004 as compared to $177,000 for the three months ended June 30, 2003.  Interest income decreased 64% during the six months ended June 30, 2004 to $211,000 as compared to $592,000 for the six months ended June 30, 2003.  Interest income has declined year-over-year due to lower cash balances and lower interest rates being earned on invested funds.

Other( income) expense, net for the three months ended June 30, 2004 we recorded other expense of $46,000 as compared to other income of $545,000 for the three months ended June 30, 2003.  During the six months ended June 30, 2004 we recorded other expense of $178,000 as compared to income of $1.2 million for the six months ended June 30, 2003.  The decrease for both periods was primarily due to losses on the sale of fixed assets as well as foreign currency gains in the six months ending June 30, 2003 and foreign currency losses in the six months ending June 30, 2004.

Income taxes.  During the three months ended June 30, 2004, we recorded a tax benefit of $6,000 as compared to a tax expense of $114,000 for the three months ended June 30, 2003.  During the six months ended June 30, 2004 we recorded a tax expense of $130,000 as compared to a tax expense of $169,000 for the six months ended June 30, 2003.  Amounts consist primarily of estimates for income taxes in our foreign jurisdictions.

Liquidity and Capital Resources

Overview

As of June 30, 2004, cash, cash equivalents, and restricted cash totaled $89.2 million, which represents a decrease of $9.4 million as compared to a balance of $98.6 million on December 31, 2003. This decrease was primarily attributable to net cash used for operations.

	June 30, 2004	December 31, 2003

Cash and cash equivalents	$66,904	$78,776
Restricted cash	$22,259	$19,827
Working capital (deficit)	$(8,963)	$747
Working capital ratio	0.9	1.0

We had various credit facilities with a commercial lender that include a revolving line of credit and an equipment line of credit.

As of June 30, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.5 million and $1.9 million, respectively.  Borrowings bear interest between the bank’s prime rate (4.00% as of June 30, 2004 and December 31, 2003) and the bank’s prime rate (4.00% as of June 30, 2004 and December 31, 2003) plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities.  Principal payments of $488,000 are due through the remainder of 2004, $611,000 due in 2005, and a final payment of $357,000 due in 2006.

We maintained a $27.3 million revolving line of credit, which is collateralized by all of our assets and under which borrowings bear interest at the bank’s prime rate. Interest is due monthly and principal is due at expiration in February 2005. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents, short-term investments and long-term investments (excluding equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender.  At both June 30, 2004 and December 31, 2003, $27.0 million was outstanding under the line of credit.

As of June 30, 2004, we were not in compliance with the profitability and financial covenants of our commercial credit facilities.  Subsequently, we received a waiver from the bank regarding non-compliance.

During the first quarter of 2004, we entered into a $500,000 equipment line of credit with the commercial lender.  Such line of credit is secured by all of our assets and under which borrowings bear interest at the banks prime rate (4.00% as of June 30, 2004) plus .75%.  Principal payments are due in 36 monthly payments.  Principal payments of $12,858 are due through the remainder 2004, $25,715 due in 2005 and 2006, and a final payment of $8,572 due in 2007.  As of June 30, 2004, $72,860 was outstanding under the equipment loan.

Commitments totaling $22.3 million and $19.8 million in the form of standby letters of credit were issued on our behalf from financial institutions as of June 30, 2004 and December 31, 2003, respectively, primarily in favor of our various landlords to secure obligations under our facility leases.  Accordingly, $22.3 million and $19.8 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at June 30, 2004 and December 31, 2003, respectively.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2004 and December 31, 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three and six months ended June 30, 2004 and 2003.

Cash Flows from Operating Activities

Cash used for operating activities was $9.8 million for the six months ended June 30, 2004. This use of cash was primarily due to the net loss of $2.4 million and decreases in accrued expenses and non-current liabilities, primarily related to excess facilities costs.  Partially offsetting these uses of cash were $2.3 million of non-cash depreciation and amortization expense and a decrease in accounts receivable of $3.4 million due to reduced revenue.  Net cash used for operating activities during the six months ended June 30, 2003 was primarily due to the net loss of $6.3 million, decreases in accounts payable and accrued expenses of $12.6 million, and a decrease in unearned revenue and deferred maintenance of $10.7 million.   Offsetting these uses of cash was $8.5 million of non-cash items, such as depreciation expense, amortization of prepaid royalties, and amortization of intangibles, a decrease in accounts receivable of $8.6 million and a decrease in prepaids and other assets of $3.4 million.

Cash Flows from Investing Activities

Cash used by investing activities was $2.9 million for the six months ended June 30, 2004 and was primarily due to transfers to restricted cash.  Cash provided by investing activities was $20.3 million for the six months ended June 30, 2003, and was primarily due to net sales/maturities of investments of $22.6 million.  Capital expenditures were $318,000 and $127,000 during the six months ended June 30, 2004 and 2003, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

Cash Flows from Financing Activities

Cash provided by financing activities was $769,000 for the six months ended June 30, 2004, consisting of $1.2 million in proceeds from the issuance of common stock and $416,000 for repayment of borrowings, net of new borrowings.  Cash provided by financing activities was $1.7 million for the six months ended June 30, 2003, consisting of $394,000 in proceeds from the issuance of common stock in addition to $1.3 million for new borrowings net of repayments of borrowings.

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2013. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of June 30, 2004, under non-cancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in millions):

Years Ending December 31,	Operating Leases
2004	$11.6
2005	23.3
2006	21.2
2007	18.7
2008	14.6
2009 and thereafter	75.0

Total minimum lease payments	$164.4

As of June 30, 2004, we have accrued $94.9 million of estimated future facilities costs as a restructuring accrual. See Note 6 in the Notes to Condensed Consolidated Financial Statements.  The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to June 30, 2004	$17.7
Estimated sublease income for sublease agreements yet to be negotiated	27.6
Total estimated sublease income	$45.3

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in thousands):

Less than 1 year	$5,223
1-3 years	548
4-5 years	1,088
Over 5 years	15,404
Total	$22,263

Restricted cash represents collateral for these letters of credit.

During July and August 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of future excess real estate obligations.  In the aggregate, the settlements involve current and future cash payments by the Company of approximately $37.2 million, the issuance of a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one year period, and a residual obligation of approximately 6% of the obligation prior to termination.

The Company has made or will make cash payments of $19.1 million in its current third fiscal quarter, and an additional cash payment of $18.1 million in January 2005.  In addition, the Company may make a further cash payment of $4.5 million thereafter if it exercises an option to terminate the residual real estate obligation.  In connection with these agreements, the Company expects to record a restructuring gain of approximately $24 million in the quarter ending September 30, 2004.

Additional information about these transactions are included in the Company’s Current Report on Form 8-K filed concurrently with this Quarterly Report on Form 10-Q.

Factors That May Affect Future Liquidity

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

Significant fluctuations in future quarterly operating results may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, non-renewal of maintenance agreements, product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

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

We renewed and amended the SVB Facility during the first quarter of fiscal 2004. The SVB Facility is secured by substantially all of our owned assets.  The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility.  As of June 30, 2004, the Company was not in compliance with the profitability and financial covenants of the commercial credit facilities.  Subsequently, the Company received a waiver from the bank regarding non-compliance.  Although the bank has provided this waiver, the Company is not in compliance with certain financial covenants in the SVB Facility and, as a result, cannot borrow under the SVB Facility.  The bank and the Company have agreed in principle to amend the SVB Facility, subject to the execution of a definitive amendment, to modify the financial covenants and reduce the borrowing limit there under from $27 million to $15 million.  The Company believes that it will comply with the new financial covenants.  While we plan to adhere to the financial covenants of the SVB Facility as presently drafted or as it is expected to be modified and avoid an event of default in future periods, in the event that we are unable to avoid another event of default, it may be necessary or advisable to retire and terminate the SVB Facility and pay off all remaining balances borrowed. Such a payoff would further limit our available cash and cash equivalents.

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

We face a number of risks and uncertainties relate to the rapidly evolving nature of the markets in which we operate. These related market risks include, among other things, the evolution of the online commerce market, the dependence of online commerce on the development of the Internet and its related infrastructure, the uncertainty pertaining to widespread adoption of online commerce and the risk of government regulation of the Internet. Other risks and uncertainties relate to our ability to, among other things, successfully implement our marketing strategies, respond to competitive developments, continue to develop and upgrade our products and technologies more rapidly than our competitors, and commercialize our products and services by incorporating these enhanced technologies. There can be no assurance that we will succeed in addressing any or all of these risks.

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

Related Party Transactions

BroadVision has an investment of 19.9% in Roundarch, a Customer Relationship Management, or CRM services company. We have a reseller relationship with Roundarch whereby Roundarch is an implementation partner who integrates our software products with other third-party software products into CRM customer installations.  During the three months ended June 30, 2004 and 2003, transactions involving Roundarch represented $4,900 and $179,000 of our revenue, respectively.  For the six months ended June 30, 2004 and 2003, revenues from Roundarch were $6,900 and $202,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2004 and December 31, 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three and six-month periods ended June 30, 2004 and 2003.

During the second quarter of fiscal 2004, we drew down $27.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate and principal is due in full in February 2005.  Additionally, we have two outstanding term loans as of June 30, 2004.  Interest on those term loans are between the bank’s prime rate (4.00% as of June 30, 2004) and the banks prime rate (4.00% as of June 30, 2004) plus 1.25%.

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

All short-term investments have a remaining maturity of twelve months or less. Total short-term and investment unrealized gains (losses) were $0 and $1,000 for the six months ended June 30, 2004 and 2003, respectively.

Our cash and cash equivalents consisted of the following as of June 30, 2004 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$64,989	$—	$—	$64,989
Money market	23,767	—	—	23,767
Corporate notes/bonds	407	—	—	407
	89,163	—	—	89,163

Included in the table above in cash and cash equivalents are $22.3 million of non-current restricted cash and investments.

Our cash and cash equivalents consisted of the following as of December 31, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$65,592	$—	$—	$65,592
Money market	32,602	—	—	32,602
Corporate notes/bonds	409	—	—	409
	$98,603	$—	$—	$98,603

Included in the table above in cash and cash equivalents are non-current restricted cash and investments of $19.8 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three and six month periods ended June 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue.  At June 30, 2004, no single customer accounted for more than 10% of accounts receivable.

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

The total fair value of our cost method long-term equity investments in public and non-public companies as of June 30, 2004 was $1.4 million.  Due to other than temporary declines, certain long term equity investments were impaired in the second quarter of 2004.  The total amount of this impairment was $300,000.

Subsequent Events

During July and August 2004, the Company reached agreements with certain landlords to extinguish approximately $143 million of future excess real estate obligations.  In the aggregate, the settlements involve current and future cash payments by the Company of approximately $37.2 million, the issuance of a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one year period, and a residual obligation of approximately 6% of the obligation prior to termination.

The Company has made or will make cash payments of $19.1 million in its current third fiscal quarter, and an additional cash payment of $18.1 million in January 2005.  In addition, the Company may make a further cash payment of $4.5 million thereafter if it exercises an option to terminate the residual real estate obligation.  In connection with these agreements, the Company expects to record a restructuring gain of approximately $24 million in the quarter ending September 30, 2004.

ITEM 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2004, the end of the period covered by this report.

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

PART II.  OTHER INFORMATION

Item 1.           Legal Proceedings

The Company is subject to various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the Company has adequate defenses for each of the claims and actions, and we do not expect their ultimate disposition to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

Item 2.           Changes in Securities and Use of Proceeds

Not applicable.

Item 3.           Defaults Upon Senior Securities

Not applicable.

Item 4.           Submission of Matters to a Vote of Security Holders

(a)                                  The Annual Meeting of Stockholders of the Company was held on June 11, 2004.

(b)                                 Pehong Chen, David L. Anderson, James D. Dixon, Todd A. Garrett,  Koh Boon Hwee, Roderick C. McGeary,  T. Michael Nevens and Carl Pascarella were elected as Directors.

(c)                                  The matters voted upon and the voting of stockholders with respect thereto are as follows:

i.  Election of Directors

	For	Withheld
Pehong Chen	25,928,078	207,060
David L. Anderson	25,953,368	181,770
James D. Dixon	25,922,539	212,599
Todd A. Garrett	25,924,806	210,332
Koh Boon Hwee	25,951,688	183,450
Roderick C. McGeary	25,952,474	182,664
T. Michael Nevens	25,927,323	207,815
Carl Pascarella	25,483,561	651,577

ii.  To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to reduce (i) the total authorized number of shares from 2,010,000,000 to 223,333,334 shares, (ii) the authorized number of shares of common stock from 2,000,000,000 to 222,222,223 and (iii) the authorized number of shares of preferred stock from 10,000,000 to 1,111,112.

For:	8,584,816	Against:	336,657

Abstain:	44,996	Not Voted:	17,168,669

This proposal required the approval by stockholders holding of a majority of the outstanding shares of Common Stock.  Shares indicated as Not Voted represent shares held in street name by banks and brokerage firms that were not voted by the firms because they had not received direction from the beneficial holders on how to vote the shares.  On this matter, brokerage firms do not have discretion to vote the shares absent direction for the beneficial owners.  As a result of the shares not voted, the proposal failed.

iii.  To ratify the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 2004.

For:	25,929,769	Against:	133,901

Abstain:	37,152	Not Voted:	34,316

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

(b)                                 Reports on Form 8-K

The following Current Report on Form 8-K was filed during the quarter ended June 30, 2004:

On April 21, 2004, the Company filed a Current Report on Form 8-K related to the announcement of its financial results for the quarter ended March 31, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 09, 2004	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 09, 2004	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

BROADVISION, INC. QUARTERLY REPORT ON FORM 10-Q JUNE 30, 2004

INDEX TO EXHIBITS

Exhibit	Description

31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002