Form 10-Q
period 2004-09-30
BROADVISION INC
filed 2004-11-09
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2004

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

As of October 31, 2004 there were 33,757,341 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2004

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets - September 30, 2004 and December 31, 2003
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)-Three and Nine Months Ended September 30, 2004 and 2003
Condensed Consolidated Statements of Cash Flows-Nine Months Ended September 30, 2004 and 2003
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2004	December 31, 2003
	(unaudited)
ASSETS

Cash and cash equivalents	$28,144	$78,776
Accounts receivable, less allowance for doubtful accounts and reserves of $1,295 as of September 30, 2004 and $3,022 as of December 31, 2003	12,100	15,380
Restricted cash	19,163	—
Prepaids and other	4,098	5,346

Total current assets	63,505	99,502

Property and equipment, net	4,383	15,400
Restricted cash, net of current portion	1,797	19,827
Equity investments	574	1,565
Goodwill	53,421	53,421
Other intangibles, net	3,013	3,013
Other assets	1,753	2,354

Total assets	$128,446	$195,082

LIABILITIES AND STOCKHOLDERS’ EQUITY

Bank borrowings and current portion of long-term debt	$15,774	$27,977
Accounts payable	6,730	9,186
Accrued expenses	39,858	34,761
Unearned revenue	4,297	7,596
Deferred maintenance	16,429	19,234

Total current liabilities	83,088	98,754

Long-term debt, net of current portion	503	969
Other noncurrent liabilities	14,100	87,409

Total liabilities	97,691	187,132

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 33,743 shares issued and outstanding as of September 30, 2004 and 33,198 shares issued and outstanding as of December 31, 2003	3	3
Additional paid-in capital	1,214,273	1,212,727
Accumulated other comprehensive income (loss), net of tax	133	(105)
Accumulated deficit	(1,183,654)	(1,204,675)
Total stockholders’ equity	30,755	7,950

Total liabilities and stockholders’ equity	$128,446	$195,082

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003

Revenues:
Software licenses	$4,654	$5,076	$19,591	$19,875
Services	12,570	13,493	38,650	44,954
Total revenues	17,224	18,569	58,241	64,829

Cost of revenues:
Cost of software licenses	256	666	1,147	1,549
Cost of services	6,391	5,915	18,970	19,650
Total cost of revenues	6,647	6,581	20,117	21,199

Gross profit	10,577	11,988	38,124	43,630

Operating expenses:
Research and development	4,600	4,467	13,997	16,681
Sales and marketing	6,020	6,710	20,365	19,585
General and administrative	2,335	2,885	7,152	7,586
Litigation settlement costs	—	4,250	—	4,250
Goodwill and intangible amortization	—	—	—	887
Restructuring charge (credit)	(25,454)	4,509	(24,205)	13,361
Total operating expenses (benefit)	(12,499)	22,821	17,309	62,350

Operating income (loss)	23,076	(10,833)	20,815	(18,720)

Interest income, net	77	81	288	673
Other income, net	238	574	59	1,780

Income (loss) before provision for income taxes	23,391	(10,178)	21,162	(16,267)

Provision for income taxes	(11)	(87)	(141)	(256)

Net income (loss)	$23,380	$(10,265)	$21,021	$(16,523)

Basic earnings (loss) per share	$0.70	$(0.31)	$0.63	$(0.51)
Diluted earnings (loss) per share	$0.69	$(0.31)	$0.61	$(0.51)

Shares used in computing:
Basic shares	33,599	32,906	33,459	32,706
Diluted shares	34,052	32,906	34,322	32,706

Comprehensive gain/(loss):
Net income (loss)	$23,380	$(10,265)	$21,021	$(16,523)
Other comprehensive gain (loss), net of tax	188	(46)	238	(83)

Total comprehensive gain (loss)	$23,568	$(10,311)	$21,259	$(16,606)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended September 30,
	2004	2003
Cash flows from operating activities:
Net income (loss)	$21,021	$(16,523)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,129	9,337
Credit for doubtful accounts and reserves	(1,722)	(386)
Amortization of prepaid royalties	494	973
Gain on disposal of assets	(96)	(36)
Unrealized (gain) loss on investments	50	(46)
Loss on cost method investments	517	326
Amortization of other intangible assets	—	887
Stock-based compensation expense (income)	(15)	279
Non-cash consideration in connection with facilities buyout	9,300	(382)
Loss on revaluation of warrant	272	—
Changes in operating assets and liabilities:
Accounts receivable	5,002	12,224
Prepaids and other	754	3,458
Accounts payable and accrued expenses	1,128	(16,242)
Unearned revenue and deferred maintenance	(6,105)	(14,908)
Other noncurrent assets	735	390
Other noncurrent liabilities	(73,308)	1,841
Net cash used for operating activities	(38,844)	(18,808)

Cash flows from investing activities:
Purchase of property and equipment	(489)	(131)
Transfer to restricted cash	(1,132)	(4,254)
Proceeds from sale of assets	—	186
Purchase of long-term investments	(100)	(2,729)
Sales/maturity of long-term investments	574	3,403
Purchase of short-term investments	—	(2,917)
Proceeds from dividends	277	—
Sales/maturity of short-term investments	—	26,288
Net cash provided by (used for) investing activities	(870)	19,846

Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,561	1,166
Proceeds from borrowings	69,076	2,000
Repayments of borrowings	(81,744)	(970)
Net cash provided by (used for) financing activities	(11,107)	2,196

Effect of change in exchange rates on cash and cash equivalents	189	—

Net increase (decrease) in cash and cash equivalents	(50,632)	3,234
Cash and cash equivalents at beginning of period	78,776	77,386
Cash and cash equivalents at end of period	$28,144	$80,620

Supplemental disclosures of cash flow information:
Cash paid for interest	$87	$170
Cash paid for income taxes	$227	$849

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

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period.  Actual results could differ from estimates.  The financial results and related information as of September 30, 2004 and for the three and nine months ended September 30, 2004 and 2003 are unaudited. The consolidated balance sheet at December 31, 2003 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

During the nine months ended September 30, 2004, the Company recorded net compensation income of $15,000 as a result of a vesting modification for a stock option grant to a consultant.  During the nine months ended September 30, 2003, the Company recorded compensation expense of $279,000 as a result of granting a consultant common stock in the Company and a vesting modification to a stock option grant for a terminated employee.  These charges were calculated based upon the market value of the underlying stock.  The charges were calculated using the Black-Scholes model and recorded in sales and marketing expense.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$23,380	$(10,265)	$21,021	$(16,523)
Add: Stock-based compensation expense (income) included in reported net loss, net of related tax effects	—	231	(15)	279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,466)	(2,734)	(4,271)	(6,739)
Pro forma net income (loss)	$19,914	$(12,768)	$16,735	$(22,983)

Income (loss) per share:
Basic—as reported	$0.70	$(0.31)	$0.63	$(0.51)
Basic—pro forma	$0.59	$(0.39)	$0.50	$(0.70)

Diluted—as reported	$0.69	$(0.31)	$0.61	$(0.51)
Diluted—pro forma	$0.58	$(0.39)	$0.49	$(0.70)

Earnings Per Share Information

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$23,380	$(10,265)	$21,021	$(16,523)

Weighted average common shares outstanding utilized for basic net earnings (loss) per share	33,599	32,906	33,459	32,706
Potential common shares	453	—	863	—
Weighted average common shares outstanding utilized for diluted net earnings (loss) per share	34,052	32,906	34,322	32,706
Basic net earnings (loss) per share	$0.70	$(0.31)	$0.63	$(0.51)
Diluted net earnings (loss) per share	$0.69	$(0.31)	$0.61	$(0.51)

Allowances and Reserves

Occasionally, the Company’s customers experience financial difficulty after the Company records the revenue but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s normal payment terms are 30 to 120 days from invoice date. If the financial condition of the Company’s customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Restructuring

Through September 30, 2004, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges comprise primarily: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

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

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities.  In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations.  We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.  The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies.  Further adjustments to the facilities accrual will be required in future periods if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

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

Metropolitan Life Insurance Company, as landlord under a lease for facilities located in EL Segundo, CA, filed a lawsuit against the Company for breach of the lease and is seeking recovery of lost rent and other damages.  Trial has been set for May 2005.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. The Company maintains its cash and cash equivalents and short-term investments with four separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses.  For the three and nine month periods ended September 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue.  At September 30, 2004, one customer accounted for 13% of accounts receivable.

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with Chengwei Ventures Fund I, L.P. (“Chengwei”), a venture capital firm, under which it was obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment was $2.0 million, of which approximately $1.2 million had been contributed to date.  In September 2004, the Company sold its interest in Chengwei for approximately $576,000 in cash and recorded a loss of approximately $230,000.  That loss is included in “Other income, net” in the accompanying Condensed Consolidated Statement of Operations.  As a result of this sale, the Company’s obligation to make further capital contributions has been extinguished.

Foreign Currency Transactions

The functional currency of the Company’s foreign subsidiaries is the U.S. dollar. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in “Other income, net” in the Condensed Consolidated Statements of Operations.

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

In November 2003, the EITF issued EITF No. 03-6 “Participating Securities and the Two-Class Method under FASB Statement No. 128,” which provides for a two-class method of calculating earnings per share computations that relate to certain securities that would be considered to be participating in conjunction with certain common stock rights. This guidance would be applicable to the Company starting with the third quarter beginning July 1, 2004. The adoption of EITF No. 03-6 has not had a material impact on our consolidated financial position, results of operations or cash flows.

Note 2.          Selective Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Furniture and fixtures	$6,125	$8,030
Computers and software	49,119	49,041
Leasehold improvements	9,506	20,842
	64,750	77,913
Less accumulated depreciation and amortization	(60,367)	(62,513)
	$4,383	$15,400

Accrued expenses consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Employee benefits	$1,541	$1,511
Commissions and bonuses	748	1,519
Sales and other taxes	5,888	7,983
Restructuring (See Note 6)	23,953	18,549
Warrant liability	1,512	—
Other	6,216	5,199
	$39,858	$34,761

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Restructuring (See Note 6)	$13,707	$86,831
Other	393	578
	$14,100	$87,409

Note 3.          Commercial Credit Facilities

The Company has various credit facilities with a commercial lender which include a revolving line of credit, term debt in the form of notes payable, and an equipment line of credit.

The Company maintains a revolving line of credit, which is collateralized by all of the Company’s assets and under which borrowings bear interest at the bank’s prime rate. Interest is due monthly and principal is due at expiration in February 2005. At September 30, 2004 and December 31, 2003, $15.0 million and $27.0 million was outstanding under the line of credit, respectively.  In September 2004, the Company entered into a renewed and amended loan and security agreement with the lender.  The agreement requires the Company to maintain certain levels in unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with its commercial lender.  The agreement also modified the financial covenants and reduced the revolving line of credit borrowing limit from $27.0 million to $15.0 million.  As of September 30, 2004, the Company was not in compliance with the financial covenants of its commercial credit facilities and, as a result, cannot borrow funds under the revolving line of credit.  Subsequent to September 30, 2004, the Company repaid the $15 million outstanding balance on the line of credit from existing cash.

As of September 30, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.2 million and $1.9 million, respectively.  Borrowings bear interest between the bank’s prime rate (4.75% as of September 30, 2004 and 4.00% as of December 31, 2003) and the bank’s prime rate plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $244,000 are due through the remainder of 2004, $611,000 is due in 2005, and a final payment of $357,000 is due in 2006.

During the first fiscal quarter of 2004, the Company entered into a $500,000 equipment line of credit with the commercial lender.  Such line of credit is secured by all of the Company’s assets and under which borrowings bear interest at the banks prime rate (4.75% as of September 30, 2004) plus .75%.  Principal payments are due in 36 monthly payments.  Principal payments of $6,428 are due through the remainder of 2004, $25,715 is due in 2005 and 2006, and a final payment of $6,429 is due in 2007.  As of September 30, 2004, $64,288 was outstanding under the equipment loan.

Commitments totaling $21.0 million and $19.8 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of September 30, 2004 and December 31, 2003, respectively, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases or future lease termination costs (see Note 6).  Accordingly, $21.0 million and $19.8 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003, respectively.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either September 30, 2004 or December 31, 2003. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of September 30, 2004, under noncancelable operating lease agreements is as follows (in millions):

Years Ending December 31,	Operating Leases
2004	$2.3
2005	9.1
2006	6.5
2007	3.5
2008 and thereafter	1.4

Total minimum lease payments	$22.8

As of September 30, 2004, the Company has accrued $36.7 million of estimated future facilities costs as a restructuring accrual (see Note 6).  This accrual includes the above minimum lease payments that are related to excess and abandoned space under lease, a lease termination payment of $18.1 million due in January 2005 and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income.  The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to September 30, 2004	$4.4
Estimated sublease income for sublease agreements yet to be negotiated	2.8
Total estimated sublease income	$7.2

During the quarter ended September 30, 2004, the Company reached agreements with certain landlords to extinguish approximately $142 million of future real estate obligations, See Note 6.

Equity Investment

In January 2000, the Company entered into a limited partnership agreement with Chengwei Ventures Fund I, L.P. (“Chengwei”), a venture capital firm,  under which it was obligated to contribute capital based upon the periodic funding requirements.  The total capital commitment was $2.0 million, of which approximately $1.2 million had been contributed to date.  In September 2004, the Company sold its interest in Chengwei for approximately $576,000 in cash and recorded a loss of approximately $230,000.  That loss is included in “Other income, net” in the accompanying Condensed Consolidated Statement of Operations.  As a result of this sale, the Company’s obligation to make future capital contributions has been extinguished.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation.  These reclassifications do not have an effect on BroadVision’s consolidated financial condition, results of operation or cash flows.

Standby Letter of Credit Commitments

As of September 30, 2004, the Company had $21.0 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

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

Metropolitan Life Insurance Company, as landlord under a lease for facilities located in EL Segundo, CA, filed a lawsuit against the Company for breach of the lease and is seeking recovery of lost rent and other damages.  Trial has been set for May 2005.

Note 5.          Geographic, Segment and Significant Customer Information

The Company operates in one segment, electronic business commerce solutions. The Company’s reportable segment includes the Company’s facilities in North and South America (“Americas”), Europe, and Asia Pacific and the Middle East (“Asia/Pacific”). The Company’s chief operating decision maker is considered to be the Company’s Chief Executive Officer (“CEO”). The CEO

reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Software licenses	$4,654	$5,076	$19,591	$19,875
Consulting services	5,013	4,692	15,105	17,038
Maintenance	7,557	8,801	23,545	27,916
Total revenues	$17,224	$18,569	$58,241	$64,829

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

Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
Revenues:
Americas	$9,269	$9,073	$27,772	$32,750
Europe	6,134	7,997	25,210	25,966
Asia/Pacific	1,821	1,499	5,259	6,113
Total Company	$17,224	$18,569	$58,241	$64,829

	September 30, 2004	December 31, 2003
	(unaudited)
Long-Lived Assets:
Americas	$61,498	$73,016
Europe	558	537
Asia/Pacific	514	635
Total Company	$62,570	$74,188

During the three and nine month periods ended September 30, 2004 and 2003, no single customer accounted for more than 10% of the Company’s revenues.

Note 6.          Restructuring Charges

Through September 30, 2004, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges comprise primarily: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

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

Activity related to restructuring plans initiated prior to December 31, 2002 is accounted for in accordance with EITF 94-3.  Plans initiated subsequent to December 31, 2002 are accounted for in accordance with FAS 146, with the exception of amounts that were the result of changes in estimates to restructuring plans that were initiated prior to December 31, 2002.  As of September 30, 2004, the total restructuring accrual was $37.7 million under EITF 94-3 and FAS 146, consisting of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$1.0	$—	$1.0
Excess Facilities	23.0	13.7	36.7
Total	$24.0	$13.7	$37.7

The Company estimates that the $1.0 million severance and termination accrual will be paid in full by March 31, 2005.  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,
2004	$1.7
2005	23.6
2006	8.2
2007	2.2
2008 and thereafter (through October 2010)	1.0

Total minimum facilities payments	$36.7

Of this excess facilities accrual, $11.5 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $25.2 million relates to estimated allowances, fees and expenses.  During the third quarter of 2004, the Company reached agreements with certain landlords to extinguish approximately $142 million of future real estate obligations.  The Company made cash payments of $19.1 million during the third quarter, and is obligated to make an additional cash payment of $18.1 million in January 2005, which is included in the total restructuring accrual of $37.7 million.

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

Sublease income to be received under non-cancelable sublease agreements signed prior to September 30, 2004	$4.4
Estimated sublease income for sublease agreements yet to be negotiated	2.8
Total estimated sublease income	$7.2

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

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs at Jun. 30, 2004	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Sep. 30, 2004
Three months ended September 30, 2004
Lease cancellations and commitments	$12,394	$9,643	$(340)	$21,697
Termination payments to employees and related costs	164	582	(175)	571
Write-off on disposal of assets and related costs	9,289	(1,193)	(8,096)	—
	$21,847	$9,032	$(8,611)	$22,268

	Accrued restructuring costs at Dec. 31, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Sep. 30, 2004
Nine months ended September 30, 2004
Lease cancellations and commitments	$11,894	$9,643	$160	$21,697
Termination payments to employees and related costs	242	1,058	(729)	571
Write-off on disposal of assets and related costs	9,789	(1,193)	(8,596)	—
	$21,925	$9,508	$(9,165)	$22,268

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs at June 30, 2003	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at September 30, 2003
Three months ended September 30, 2003
Lease cancellations and commitments	$89,216	$3,269	$—	$(5,335)	$87,150
Termination payments to employees and related costs	1,000	1,240	—	(979)	1,261
Write-off on disposal of assets and related costs	40	—	—	(40)	—
	$90,256	$4,509	$—	$(6,354)	$88,411

	Accrued restructuring costs at June 30, 2004	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at September 30, 2004
Three months ended September 30, 2004
Lease cancellations and commitments	$71,707	$(34,477)	$—	$(23,629)	$13,601
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	1,486	(9)	—	(115)	1,362
	$73,622	$(34,486)	$—	$(23,744)	$15,392

	Accrued restructuring costs December 31, 2002	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, September 30, 2003
Nine months ended September 30, 2003
Lease cancellations and commitments	$94,691	$11,887	$—	$(19,428)	$87,150
Termination payments to employees and related costs	1,425	1,500	—	(1,664)	1,261
Write-off on disposal of assets and related costs	79	(26)	—	(53)	—
	$96,195	$13,361	$—	$(21,145)	$88,411

	Accrued restructuring costs December 31, 2003	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs September 30, 2004
Nine months ended September 30, 2004
Lease cancellations and commitments	$81,143	$(33,704)	$—	$(33,838)	$13,601
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	1,883	(9)	—	(512)	1,362
	$83,455	$(33,713)	$—	$(34,350)	$15,392

During the third quarter of 2004, the Company reached agreements with certain landlords to extinguish approximately $142 million of future real estate obligations.  The Company made cash payments of $19.1 million during the third quarter, and is obligated to make an additional cash payment of $18.1 million in January 2005.  Standby letters of credit of $18.1 million were issued on our behalf from financial institutions as of September 30, 2004 in favor of our landlord to secure the January 2005 payment.  Accordingly, $18.1 million has been included in restricted cash in the accompanying Condensed Consolidated Balance Sheets at September 30, 2004.  The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.1 million to the previous landlord.  The Company currently has a residual lease obligation beginning in 2007 and will make a further cash payment of $4.5 million if it exercises an option to terminate the residual lease obligation prior to the commencement of the lease term.  This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of our computation of the restructuring gain.  In addition, the Company issued a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one-year period.  In connection with the lease termination agreements, the Company recorded a restructuring gain of $26.0 million in the quarter ended September 30, 2004.  The total amount of the net restructuring gain, after inclusion of amounts accrued for employee termination costs, was $25.5 million for the quarter ended September 30, 2004.

The warrant issued in connection with the real estate agreements and the shares of the Company’s common stock issuable on the exercise of the warrant were initially not registered under federal securities laws.  In accordance with EITF 00-19,  “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been included as a short-term liability and valued at fair value on the date of issuance.  The warrants are revalued each period until the warrants are exercised.  The change in fair value from the date of issuance to September 30, 2004 of $272,000 has been recorded as a component of the restructuring charge.  The warrants will be transferred to permanent equity when the warrants are exercised.

Note 7.          Goodwill and Other Intangible Assets

Goodwill and other intangibles consist of the following (in thousands):

	September 30, 2004	December 31, 2003
	(unaudited)
Goodwill	$437,206	$437,206
Less: Accumulated amortization	(383,785)	(383,785)
Goodwill, net	53,421	53,421

Other intangibles	22,732	22,732
Less: Accumulated amortization	(19,719)	(19,719)
Other intangibles, net	3,013	3,013

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

Pursuant to SFAS No. 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, the Company concluded that, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. The Company completed the first stage and has determined that its fair value at September 30, 2002 exceeded its net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. The Company obtained an independent appraisal of fair value to support its conclusion. Additionally, the Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at September 30, 2004 and December 31, 2003, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at September 30, 2004.

Upon adoption of SFAS No. 142, on January 1, 2002, the Company no longer amortizes goodwill. Additionally, upon adoption of SFAS No. 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. The remaining other intangible assets have been fully amortized as of September 30, 2004.

Note 8             Comprehensive Income (Loss)

SFAS No. 130, “Reporting Comprehensive Income,” requires the disclosure of comprehensive income to reflect changes in equity that result from transactions and economic events from non-owner sources. Other comprehensive income (loss) for the periods presented represents foreign currency translation items associated with the Company’s international operations.  Comprehensive income (loss) includes net income (loss), unrealized gains (losses) on available-for-sale securities and foreign currency translation adjustments.

Comprehensive income (loss) is comprised of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss)	$23,380	$(10,265)	$21,021	$(16,523)
Other comprehensive income (loss):
Change in accumulated foreign currency translation adjustments	189		189
Change in accumulated unrealized gain (loss) on available-for-sale securities	(1)	(46)	49	(83)
Total comprehensive income (loss)	$23,568	$(10,311)	$21,259	$(16,606)

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

As of September 30, 2004, more than 1,000 companies and government entities around the globe are using our applications to power and personalize their mission-critical web initiatives.

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

Recent Events

The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit.  In September 2004, the Company entered into a renewed and amended loan and security agreement with the lender.  The agreement requires the Company to maintain certain levels in unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with its commercial lender.  The agreement also modified the financial covenants and reduced the revolving line of credit borrowing limit from $27.0 million to $15.0 million.  At September 30, 2004 and December 31, 2003, $15.0 million and $27.0 million was outstanding under the line of credit respectively.  Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate.  Interest is due monthly and principal is due at expiration in February 2005.  As of September 30, 2004, the Company was not in compliance with the financial covenants of its commercial credit facilities and, as a result, cannot borrow funds under the revolving line of credit.  Subsequent to September 30, 2004, the Company repaid the $15 million outstanding balance on the line of credit from existing cash.

During the third quarter of 2004, the Company reached agreements with certain landlords to extinguish approximately $142 million of future real estate obligations.  The Company made cash payments of $19.1 million during the third quarter, and is obligated to make an additional cash payment of $18.1 million in January 2005.  Standby letters of credit of $18.1 million were issued on our behalf from financial institutions as of September 30, 2004 in favor of our landlord to secure the January 2005 payment.  Accordingly, $18.1 million has been included in restricted cash in the accompanying Condensed Consolidated Balance Sheets at September 30, 2004.  The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.1 million to the previous landlord.  In addition, the Company issued a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one year period.  The Company currently has a residual lease obligation beginning in 2007, and will make a further cash payment of $4.5 million if it exercises an option to terminate the residual real estate obligation. This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is part of our computation of the restructuring gain.  In connection with these agreements, the Company recorded a restructuring gain of $26.0 million in the quarter ended September 30, 2004.  The total amount of the net restructuring gain, after inclusion of amounts accrued for employee termination costs, was $25.5 million for the quarter ended September 30, 2004.

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

Allowances and Reserves

Occasionally, our customers experience financial difficulty after we record the revenue but before we are paid. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are 30 to 120 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

Impairment Assessments

We adopted Statement of Financial Accounting Standard (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Pursuant to SFAS No. 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date and, as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of September 30, 2004 and December 31, 2003 and, therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at September 30, 2004. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

During the three month period ended September 30, 2004, the Company did not record compensation expense as a result of granting common stock to consultants. During the three months ended September 30, 2003, the Company recorded compensation expense of $231,000.  During the nine months ended September 30, 2004, and 2003, the Company recorded compensation (income) expense of ($15,000) and $279,000.  The compensation in all periods came as a result of granting common stock options to consultants.  The charges were calculated based upon the fair market value of the underlying stock.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Net income (loss) as reported	$23,380	$(10,265)	$21,021	$(16,523)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	231	(15)	279
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(3,466)	(2,734)	(4,271)	(6,739)
Pro forma net income (loss)	$19,914	$(12,768)	$16,735	$(22,983)

Earnings (loss) per share:
Basic—as reported	$0.70	$(0.31)	$0.63	$(0.51)
Basic—pro forma	$0.59	$(0.39)	$0.50	$(0.70)

Diluted—as reported	$0.69	$(0.31)	$0.61	$(0.51)
Diluted—pro forma	$0.58	$(0.39)	$0.49	$(0.70)

Restructuring Charges

Through September 30, 2004, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan;

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

Activity related to restructuring plans initiated prior to December 31, 2002 is accounted for in accordance with EITF 94-3.  Plans initiated subsequent to December 31, 2002 are accounted for in accordance with FAS 146, with the exception of amounts that were the result of changes in estimates to restructuring plans that were initiated prior to December 31, 2002.  As of September 30, 2004, the total restructuring accrual was $37.7 million under EITF 94-3 and FAS 146, consisting of the following (in millions):

	Current	Non- Current	Total
Severance and Termination	$1.0	$—	$1.0
Excess Facilities	23.0	13.7	36.7
Total	$24.0	$13.7	$37.7

The Company estimates that the $1.0 million severance and termination accrual will be paid in full by March 31, 2005.  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years Ending December 31,
2004	$1.7
2005	23.6
2006	8.2
2007	2.2
2008 and thereafter (through October 2010)	1.0

Total minimum facilities payments	$36.7

Of this excess facilities accrual, $11.5 million relates to future minimum lease payments, net of estimated sublease income and planned company occupancy, and the remaining $25.2 million relates to estimated allowances, fees and expenses.  Actual future cash requirements may differ materially from the accrual at September 30, 2004, particularly if actual sublease income is significantly different from prospective estimates.

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

Sublease income to be received under non-cancelable sublease agreements signed prior to September 30, 2004	$4.4
Estimated sublease income for sublease agreements yet to be negotiated	2.8
Total estimated sublease income	$7.2

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

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs at Jun. 30, 2004	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Sep. 30, 2004
Three months ended September 30, 2004
Lease cancellations and commitments	$12,394	$9,643	$(340)	$21,697
Termination payments to employees and related costs	164	582	(175)	571
Write-off on disposal of assets and related costs	9,289	(1,193)	(8,096)	—
	$21,847	$9,032	$(8,611)	$22,268

	Accrued restructuring costs at Dec. 31, 2003	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at Sep. 30, 2004
Nine months ended September 30, 2004
Lease cancellations and commitments	$11,894	$9,643	$160	$21,697
Termination payments to employees and related costs	242	1,058	(729)	571
Write-off on disposal of assets and related costs	9,789	(1,193)	(8,596)	—
	$21,925	$9,508	$(9,165)	$22,268

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs at June 30, 2003	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at September 30, 2003
Three months ended September 30, 2003
Lease cancellations and commitments	$89,216	$3,269	$—	$(5,335)	$87,150
Termination payments to employees and related costs	1,000	1,240	—	(979)	1,261
Write-off on disposal of assets and related costs	40	—	—	(40)	—
	$90,256	$4,509	$—	$(6,354)	$88,411

	Accrued restructuring costs at June 30, 2004	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs at September 30, 2004
Three months ended September 30, 2004
Lease cancellations and commitments	$71,707	$(34,477)	$—	$(23,629)	$13,601
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	1,486	(9)	—	(115)	1,362
	$73,622	$(34,486)	$—	$(23,744)	$15,392

	Accrued restructuring costs December 31, 2002	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, September 30, 2003
Nine months ended September 30, 2003
Lease cancellations and commitments	$94,691	$11,887	$—	$(19,428)	$87,150
Termination payments to employees and related costs	1,425	1,500	—	(1,664)	1,261
Write-off on disposal of assets and related costs	79	(26)	—	(53)	—
	$96,195	$13,361	$—	$(21,145)	$88,411

	Accrued restructuring costs December 31, 2003	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs September 30, 2004
Nine months ended September 30, 2004
Lease cancellations and commitments	$81,143	$(33,704)	$—	$(33,838)	$13,601
Termination payments to employees and related costs	429	—	—	—	429
Write-off on disposal of assets and related costs	1,883	(9)	—	(512)	1,362
	$83,455	$(33,713)	$—	$(34,350)	$15,392

During the third quarter of 2004, the Company reached agreements with certain landlords to extinguish approximately $142 million of future real estate obligations.  The Company made cash payments of $19.1 million during the third quarter, and is obligated to make an additional cash payment of $18.1 million in January 2005.  Standby letters of credit of $18.1 million were issued on our behalf from financial institutions as of September 30, 2004 in favor of our landlord to secure the January 2005 payment.  Accordingly, $18.1 million has been included in restricted cash in the accompanying Condensed Consolidated Balance Sheets at September 30, 2004.  The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.1 million to the previous landlord.  In addition, the Company issued a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share after a one-year period.  The Company currently has a residual lease obligation beginning in 2007 and will make a further cash payment of $4.5 million if it exercises an option to terminate the residual lease obligation prior to the commencement of the lease term.  This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of our computation of the restructuring gain.  In connection with these agreements, the Company recorded a restructuring gain of $26.1 million in the quarter ended September 30, 2004.  The total amount of the net restructuring gain, after inclusion of amounts accrued for employee termination costs, was $25.5 million for the quarter ended September 30, 2004.

The warrant issued in connection with the real estate agreements and the shares of the Company’s common stock issuable on the exercise of the warrant were initially not registered under federal securities laws.  In accordance with EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock,” the warrants have been included as a short-term liability and valued at fair value on the date of issuance.  The warrants are revalued each period until the warrants are exercised.  The change in fair value from the date of issuance to September 30, 2004 of $272,000 has been recorded as a component of the restructuring charge.  The warrants will be transferred to permanent equity when the warrants are exercised..

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

Results of Operations

Revenues

Total revenues decreased 7% during the quarter ended September 30, 2004 to $17.2 million as compared to $18.6 million for the quarter ended September 30, 2003.  Total revenues decreased 10% during the nine months ended September 30, 2004 to $58.2 million as compared to $64.8 million for the nine months ended September 30, 2003.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

September 30, 2004
Americas	$2,111	45%	$7,159	57%	$9,270	54%
Europe	1,884	41	4,250	34	6,134	36
Asia Pacific	659	14	1,161	9	1,820	10
Total	$4,654	100%	$12,570	100%	$17,224	100%

September 30, 2003
Americas	$2,058	41%	$7,015	52%	$9,073	49%
Europe	2,404	47	5,593	41	7,997	43
Asia Pacific	614	12	885	7	1,499	8
Total	$5,076	100%	$13,493	100%	$18,569	100%

	Software Licenses	%	Services	%	Total	%
Nine Months Ended:

September 30, 2004
Americas	$6,711	34%	$21,061	54%	$27,772	48%
Europe	10,598	54	14,612	38	25,210	43
Asia Pacific	2,282	12	2,977	8	5,259	9
Total	$19,591	100%	$38,650	100%	$58,241	100%

September 30, 2003
Americas	$8,879	45%	$23,871	53%	$32,750	51%
Europe	7,492	38	18,474	41	25,966	40
Asia Pacific	3,504	17	2,609	6	6,113	9
Total	$19,875	100%	$44,954	100%	$64,829	100%

The Company operates in a competitive industry.  There have been declines in both the technology industry and in general economic conditions since the beginning of 2001.  These declines may continue.  Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 8% during the quarter ended September 30, 2004 to $4.7 million as compared to $5.1 million for the quarter ended September 30, 2003.  Software license revenue decreased 1% during the nine months ended September 30, 2004 to $19.6 million as compared to $19.9 million for the nine months ended September 30, 2003.

Americas license revenues increased 3% for the three months ended September 30, 2004 to slightly in excess of $2.1 million as compared to slightly below $2.1 million for the three months ended September 30, 2003.  Americas license revenues decreased 24% for the nine months ended September 30, 2004 to $6.7 million as compared to $8.9 million for the nine months ended September 30, 2003.  Americas license revenues declined in the nine month period due to a North American sales force reorganization and continued softness in the North American market for enterprise software.

European license revenues decreased 22% for the three months ended September 30, 2004 to $1.9 million as compared to $2.4 million for the three months ended September 30, 2003.  European license revenues decreased for the three month period mainly due to a decline in license transactions and related revenue from new customers and increased customer controls over the purchasing approval processes.  European license revenues increased 41% for the nine months ended September 30, 2004 to $10.6 million as compared to $7.5 million for the nine months ended September 30, 2003.  European license revenue increased for the nine month period mainly due to a larger number of follow-on licenses with European customers that are expanding the use of our technology.

Asia Pacific license revenue increased 7% for the three months ended September 30, 2004 as compared to the three months ended September 30, 2003 due to an increased focus on sales in this region, which included adding headcount within the sales department.  Asia Pacific license revenue decreased 35% for the nine months ended September 30, 2004 to $2.3 million as compared to $3.5 million for the nine months ended September 30, 2003 primarily due to a single large license transaction in fiscal 2003 that did not recur in fiscal 2004.

Services revenues consisting of consulting revenues, customer training revenues, maintenance revenues and consulting training expense revenue decreased 7% during the quarter ended September 30, 2004 to $12.6 million as compared to $13.5 million for the quarter ended September 30, 2003.  Services revenues decreased 14% during the nine months ended September 30, 2004 to $38.7 million as compared to $45.0 million for the nine months ended September 30, 2003.

Consulting services revenues increased 7% for the three months ended September 30, 2004 to $5.0 million as compared to $4.7 million for the three months ended September 30, 2003.  The increase during the current quarter was due to additional consulting services being performed for customers. Consulting services revenues decreased 11% for the nine months ended September 30, 2004 to $15.1 million as compared to $17.0 million for the nine months ended September 30, 2003.  The decline in the nine month period was attributable to declines in license transactions and related revenues from new customers.

Maintenance revenues decreased 14% for the three months ended September 30, 2004 to $7.6 million as compared to $8.8 million for the three months ended September 30, 2003.  Maintenance revenues decreased 16% for the nine months ended September 30, 2004 to $23.5 million as compared to $27.9 million for the nine months ended September 30, 2003.  The declines in both periods were primarily due to certain existing customers declining the renewal of annual maintenance services.

Cost of Revenues

Cost of software license revenues includes the costs of product media, duplication, packaging and other manufacturing costs, as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with, our products.

Cost of services consists primarily of employee-related costs, consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	%	2003	%	2004	%	2003	%
Cost of software licenses (1)	$256	6%	$666	13%	$1,147	6%	$1,549	8%
Cost of services (2)	6,391	51	5,915	44	18,970	49	19,650	44
Total cost of revenues (3)	$6,647	39%	$6,581	35%	$20,117	35%	$21,199	33%

(1)                                  Percentages are calculated based on total software license revenues for the period indicated

(2)                                  Percentages are calculated based on total services revenues for the period indicated

(3)                                  Percentages are calculated based on total revenues for the period indicated

Cost of software licenses decreased 7% as a percentage of software license revenues during the three months ended September 30, 2004 to 6% as compared to 13% for the three months ended September 30, 2003.  The cost of software licenses decreased 2% as a percentage of software license revenues during the nine months ended September 30, 2004 to 6% as compared to 8% for the nine months ended September 30, 2003.  The declines for both periods were due to fewer royalty-bearing, third-party products being incorporated into the Company’s products in 2004.

Cost of services as a percentage of revenue remained between 44% and 51% of services revenue for both the three and nine months ended September 30, 2004 and September 30, 2003.  The year-over-year increases in cost of services as a percentage of services revenue were due to lower maintenance revenue due to customer attrition.

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

A summary of operating expenses (benefit) is set forth in the following table. The percentage of expenses (benefit) is calculated based on total revenues (in thousands):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2004	% (1)	2003	% (1)	2004	% (1)	2003	% (1)
Research and development	$4,600	27%	$4,467	24%	$13,997	24%	$16,681	26%
Sales and marketing	6,020	35	6,710	36	20,365	35	19,585	30
General and administrative	2,335	13	2,885	16	7,152	12	7,586	12
Litigation settlement costs	—	—	4,250	23	—	—	4,250	6
Goodwill and intangible amortization	—	—	—	—	—	—	887	1
Restructuring charge	(25,454)	(142)	4,509	24	(24,205)	(42)	13,361	21
Impairment of assets	—	—	—	—	—	—	—	—
Total operating expenses (benefit)	$(12,499)	(73%)	$22,821	123%	$17,309	30%	$62,350	96%

(1)                                  Expressed as a percent of total revenues for the period indicated

Research and development expenses increased 3% during the quarter ended September 30, 2004 to $4.6 million as compared to $4.5 million for the quarter ended September 30, 2003.  This increase was due to the Company recording a one-time credit of $0.9 million in the quarter ended September 30, 2003, related to funding recognized under a third-party development arrangement, offset by lower depreciation costs in the quarter ended September 30, 2004 as assets had been fully depreciated in prior quarters.

Research and development decreased 16% during the nine months ended September 30, 2004 to $14.0 million as compared to $16.7 million for the nine months ended September 30, 2003.  The decrease for the nine month period was primarily attributable to lower depreciation costs for fully depreciated assets and headcount reductions as a result of our cost-cutting efforts.  Partially offsetting these declines were incremental engineering and quality assurance spending in the first quarter of fiscal 2004 related to the launch of the Company’s BroadVision Process™ product.

Sales and marketing expenses decreased 10% during the quarter ended September 30, 2004 to $6.0 million as compared to $6.7 million for the quarter ended September 30, 2003.  The decrease during the three month period was attributable to lower commissions paid as a result of lower license revenues.  Sales and marketing increased 4% during the nine months ended September 30, 2004 to $20.4 million as compared to $19.6 million for the nine months ended September 30, 2003.  The increase for the nine month period was due to costs associated with the launch of BroadVision’s newest product, BroadVision Process including the Energizing E-Business World Tour completed during the second quarter of 2004.

General and administrative expenses decreased 19% during the quarter ended September 30, 2004 to $2.3 million as compared to $2.9 million for the quarter ended September 30, 2003.  General and administrative expenses decreased 6% during the nine months ended September 30, 2004 to $7.2 million as compared to $7.6 million for the nine months ended September 30, 2003.  The decrease during the nine month period was due to lower legal services, offset by higher accounting costs related to the implementation of certain provisions of the Sarbanes-Oxley Act of 2002.

Litigation Settlement Costs  During the third quarter of 2003, the Company settled outstanding litigation which resulted in a charge of $4.3 million.  The settlement involved a third-quarter payment for past royalties and certain legal expenses and license fee payments that are due and payable in future quarters.  As of September 30, 2004, all payments due under the settlement agreement have been made.

Other intangible amortization.  As described in Note 7 in the Notes to the Condensed Consolidated Financial Statements above, we no longer amortize goodwill on the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of recognizable intangible asset as defined by SFAS No. 142.  The remaining other intangible assets have been fully amortized as of September 30, 2004.  We periodically assess goodwill and other intangibles for impairment as discussed in Note 7 of Notes to the Condensed Consolidated Financial Statements.  The remaining intangible assets that are being amortized are a result of the acquisition of Interleaf, Inc. that was completed in April of 2000.  We have accounted for the acquisition as a purchase business combination.  It is possible that we may continue to expand our business through acquisitions and internal development.  Any additional acquisitions or impairment of goodwill and other purchased intangibles could result in additional merger and acquisition related expenses.

Restructuring charges.  Through September 30, 2004, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges comprise primarily: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

Restructuring charges (gains) consisted of the following (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Facilities	$(26,036)	$3,269	$(25,263)	$11,887
Severance and other	582	1,240	1,058	1,474
Total	$(25,454)	$4,509	$(24,205)	$13,361

The facilities gain for the three and nine months ended September 30, 2004, related primarily to settlements reached between the Company and certain landlords for elimination of future lease obligations (see Note 6 of the Notes to Condensed Consolidated Financial Statements). The excess facilities charge for the three and nine month period ended September 30, 2003, related to adjustments to underlying sublease assumptions.  The severance and termination costs for all periods reflect severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the end of the period.  The Company recorded these charges at the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest income, net. Interest income, net decreased 5% to $77,000 for the three months ended September 30, 2004 as compared to $81,000 for the three months ended September 30, 2003.  Interest income decreased 57% during the nine months ended September 30, 2004 to $288,000 as compared to $673,000 for the nine months ended September 30, 2003.  Interest income has declined year-over-year due to lower cash balances and lower interest rates being earned on invested funds.

Other income, net.  We recorded other income of $238,000 for the three months ended September 30, 2004 as compared to other income of $574,000 for the three months ended September 30, 2003.  During the nine months ended September 30, 2004 we recorded other income of $59,000 as compared to income of $1.8 million for the nine months ended September 30, 2003.  The decrease for the three and nine month period was primarily due to foreign currency gains in the periods ended September 30, 2003 and foreign currency losses in the periods ended September 30, 2004.  Our preliminary results announced by a press release dated October 20, 2004, classified warrants issued as a part of a lease termination agreement as equity based upon the valuation on the date of issuance.  The charge associated with the issuance of these warrants was included in other income, net.  Pursuant to certain accounting provisions, we have reclassified the warrants as debt, resulting in a charge of $272,000 included in the restructuring charges in the quarter ended September 30, 2004, related to the revaluation of the debt from the date of issuance to September 30, 2004.

Income taxes.  During the three months ended September 30, 2004, we recorded a tax provision of $11,000 as compared to a provision of $87,000 for the three months ended September 30, 2003.  During the nine months ended September 30, 2004 we recorded a tax provision of $141,000 as compared to a provision of $256,000 for the nine months ended September 30, 2003.  Amounts consist primarily of estimates for income taxes in our foreign jurisdictions.  The decreases in tax provisions from the prior year were due to reduced foreign revenues during the periods ended September 30, 2004.

Liquidity and Capital Resources

Overview

As of September 30, 2004, cash, cash equivalents, and restricted cash totaled $49.1 million, which represents a decrease of $49.5 million as compared to a balance of $98.6 million on December 31, 2003. This decrease was primarily attributable to net cash used for operations, payments related to settlement of outstanding lease obligations, and payment of a portion of the outstanding balance of our revolving line of credit.

	September 30, 2004	December 31, 2003

Cash and cash equivalents	$28,144	$78,776
Restricted cash	$20,960	$19,827
Working capital (deficit)	$(19,583)	$748
Working capital ratio	0.8	1.0

We had various credit facilities with a commercial lender that include a revolving line of credit, term debt in the form of notes payable, and an equipment line of credit.

We maintain a revolving line of credit, which is collateralized by all of our assets and under which borrowings bear interest at the bank’s prime rate. Interest is due monthly and principal is due at expiration in February 2005.  During the third quarter of 2004, we repaid a net $12.0 million on the line of credit as a part of our entering into an amended loan agreement with the lender.  At September 30, 2004 and December 31, 2003, $15.0 million and $27.0 million was outstanding under the line of credit, respectively.  In September 2004, we entered into a renewed and amended loan and security agreement with the lender.  The agreement requires us to maintain certain levels in unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with our commercial lender.  The agreement also modified the financial covenants and reduced the borrowing limit for the revolving line of credit from $27.0 to $15.0 million.   As of September 30, 2004, we were not in compliance with the financial covenants of the commercial credit facility and, as a result, we cannot borrow funds under the revolving line of credit.  Subsequent to September 30, 2004, we repaid the $15 million outstanding balance on the line of credit from existing cash.

As of September 30, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.2 million and $1.9 million, respectively.  Borrowings bear interest between the bank’s prime rate (4.75% as of September 30, 2004 and 4.00% as of December 31, 2003) and the bank’s prime rate plus 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities.  Principal payments of $244,000 are due through the remainder of 2004, $611,000 is due in 2005, and a final payment of $357,000 is due in 2006.

During the first quarter of 2004, we entered into a $500,000 equipment line of credit with the commercial lender.  Such line of credit is secured by all of our assets and under which borrowings bear interest at the banks prime rate (4.75% as of September 30, 2004) plus .75%.  Principal payments are due in 36 monthly payments.  Principal payments of $6,428 are due through the remainder 2004, $25,715 is due in 2005 and 2006, and a final payment of $6,429 is due in 2007.  As of September 30, 2004, $64,288 was outstanding under the equipment loan.

Commitments totaling $21.0 million and $19.8 million in the form of standby letters of credit were issued on our behalf from financial institutions as of September 30, 2004 and December 31, 2003, respectively, primarily in favor of our various landlords to secure obligations under our facility leases or future lease termination costs.  Accordingly, $21.0 million and $19.8 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at September 30, 2004 and December 31, 2003, respectively.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2004 and December 31, 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three and nine months ended September 30, 2004 and 2003.

Cash Flows from Operating Activities

Net cash used for operating activities was $38.8 million for the nine months ended September 30, 2004. Net cash used for operating activities for the nine month period ended September 30, 2004 was primarily attributable to the net loss of $3.5 million (before extraordinary gains related to real estate transactions) and changes in balance sheet accounts related to the settlement of long term lease obligations.   The accrued liabilities related to restructuring costs for excess leased facilities decreased from $104.7 million at December 31, 2003 to $36.7 million as of September 30, 2004.  As a result of the settlement of future lease obligations during the third quarter, we recorded a $26.0 million gain and paid $19.1 million in cash to extinguish future real estate obligations, and agreed to pay a further $18.1 million in January 2005, and were granted an option to terminate the remaining lease obligations for $4.5 million.    Offsetting these activities related to the lease settlements during the period were several non-cash items, including non-cash depreciation and amortization expense of $3.1 million, and changes to balance sheet accounts, including a decrease in accounts receivable of $5.0 million due to reduced revenues,  offset by a decrease in unearned revenue and deferred maintenance of $6.1 million.

Net cash used for operating activities during the nine months ended September 30, 2003 was $18.8 million, primarily due to the net loss of $16.5 million, decreases in accounts payable and accrued expenses of $16.2 million, and a decrease in unearned revenue and deferred maintenance of $14.9 million.  Offsetting these uses of cash was $11.0 million of net non-cash items, such as depreciation expense, amortization of prepaid royalties, and amortization of intangibles, as well as other changes in balance sheet accounts, including a decrease in accounts receivable of $12.2 million and a decrease in prepaids and other assets of $3.5 million.

Cash Flows from Investing Activities

Net cash used for investing activities was $0.9 million for the nine months ended September 30, 2004 and was primarily due to transfers to restricted cash.  Net cash provided by investing activities was $19.8 million for the nine months ended September 30, 2003, and was primarily due to net sales/maturities of investments of $24.0 million.  Capital expenditures were $489,000 and $131,000 during the nine months ended September 30, 2004 and 2003, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

Cash Flows from Financing Activities

Net cash used in financing activities was $11.1 million for the nine months ended September 30, 2004, consisting of $1.6 million in proceeds from the issuance of common stock and $12.7 million used for repayment of borrowings, net of new borrowings.  Net cash provided by financing activities was $2.2 million for the nine months ended September 30, 2003, consisting of $1.2 million in proceeds from the issuance of common stock in addition to $1.0 million provided by new borrowings, net of repayments of borrowings.

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of September 30, 2004, under non-cancelable operating lease agreements, together with amounts included in restructuring reserves is as follows (in millions):

Years Ending December 31,	Operating Leases
2004	$2.3
2005	9.1
2006	6.5
2007	3.5
2008 and thereafter	1.4

Total minimum lease payments	$22.8

As of September 30, 2004, we have accrued $36.7 million of estimated future facilities costs as a restructuring accrual.  This accrual includes the above minimum lease payments that are related to excess and abandoned space under lease, a lease termination payment of $18.1 million due in January 2005 and certain lease related allowances fees and expenses, partially offset by estimated future sublease income (See Note 6 in the Notes to Condensed Consolidated Financial Statements).

The estimated sublease income netted against the restructuring accrual consists of the following (unaudited, in millions):

Sublease income to be received under non-cancelable sublease agreements signed prior to September 30, 2004	$4.4
Estimated sublease income for sublease agreements yet to be negotiated	2.8
Total estimated sublease income	$7.2

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in thousands):

Less than 1 year	$19,163
1-3 years	—
4-5 years	797
Over 5 years	1,000
Total	$20,960

Restricted cash represents collateral for these letters of credit.

During the third quarter of 2004, the Company reached agreements with certain landlords to extinguish approximately $142 million of future real estate obligations.  The Company made cash payments of $19.1 million during the third quarter, and is obligated to make an additional cash payment of $18.1 million in January 2005.  Standby letters of credit of $18.1 million were issued on our behalf from financial institutions as of September 30, 2004 in favor of our landlord to secure the January 2005 payment.  Accordingly, $18.1 million has been included in restricted cash in the accompanying Condensed Consolidated Balance Sheets at September 30, 2004.   The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.1 million to the previous landlord.   In addition, the Company issued a warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share exercisable after a one-year period.  The Company currently has a residual lease obligation beginning in 2007 and will make a further cash payment of $4.5 million if it exercises an option to terminate the residual real estate obligation prior to the commencement of the lease term. This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is part of our computation of the restructuring gain.

Factors That May Affect Future Liquidity

The following table summarizes our contractual obligations and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letters of credit.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in millions)

Letters of credit	$21.0	$19.2	$—	$0.8	$1.0
Long-term debt	1.3	0.7	0.6	—	—
SVB Facility	15.0	15.0	—	—	—
Non-cancelable operating leases	22.8	11.4	10.0	1.4	—
	$60.1	$46.3	$10.6	$2.2	$1.0

We anticipate that future operating expenses and capital expenditures, will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues, our ability to further restructure operations successfully and our ability to manage infrastructure costs.

We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources, our anticipated cash flows from operations and anticipated cash flows from subleases. However, we could experience unforeseen circumstances, such as a worsening economic downturn, lease settlements and less than anticipated cash inflows from operations, invested assets, and subleases that may increase our use of available cash or our need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We renewed and amended our commercial line of credit during the third quarter of fiscal 2004. The SVB Facility is secured by substantially all of our owned assets. At September 30, 2004 $15.0 million was outstanding under the line of credit. Interest is due monthly and principal is due at expiration in February 2005. The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments).  Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility.  As of September 30, 2004, we were not in compliance with certain financial covenants of the commercial credit facilities and, as a result, cannot borrow funds under the SVB Facility.  Subsequent to September 30, 2004, we repaid the $15 million outstanding balance on the line of credit from existing cash.

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

There has been a general downturn in the Unites States of America and global economy for the past several years.  If the economic environment continues to decline or if the current global slowdown worsens or becomes more prolonged, our future results may be significantly impacted. We believe that the current economic decline has increased the average length of our sales cycle and our operating results could suffer and our stock price could decline if we do not achieve the level of revenues we expect.  Financial comparisons discussed herein may not be indicative of future performance.

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

Related Party Transactions

BroadVision has an investment of 19.9% in Roundarch, a Customer Relationship Management, or CRM services company. We have a reseller relationship with Roundarch whereby Roundarch is an implementation partner who integrates our software products with other third-party software products into CRM customer installations.  During the three months ended September 30, 2003, transactions involving Roundarch represented $17,000 of our revenue.  For the nine months ended September 30, 2004 and 2003, revenues from Roundarch were $6,900 and $219,000, respectively.

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2004 and December 31, 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to borrowings has been immaterial for the three and nine-month periods ended September 30, 2004 and 2003.

As of September 20, 2004, we had $15.0 million outstanding on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate and principal is due in full in February 2005.  Additionally, we have two outstanding term loans as of September 30, 2004 totaling $1.2 million in principal.  Interest on those term loans are between the bank’s prime rate (4.75% as of September 30, 2004) and the banks prime rate plus 1.25%.

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

All short-term investments have a remaining maturity of twelve months or less. Total short-term and investment unrealized gains (losses) were $49,000 and $(83,000) for the nine months ended September 30, 2004 and 2003, respectively.

Our cash and cash equivalents consisted of the following as of September 30, 2004 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$49,101	$—	$—	$49,101
Money market	3	—	—	3
Corporate notes/bonds	—	—	—	—
	49,104	—	—	49,104

Included in the table above in cash and cash equivalents are $21.0 million of restricted cash and investments.

Our cash and cash equivalents consisted of the following as of December 31, 2003 (in thousands):

	Amortized costs	Unrealized gains	Unrealized losses	Fair value
Cash	$65,592	$—	$—	$65,592
Money market	32,602	—	—	32,602
Corporate notes/bonds	458	—	(49)	409
	$98,652	$—	$(49)	$98,603

Included in the table above in cash and cash equivalents are restricted cash and investments of $19.8 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three and nine month periods ended September 30, 2004 and 2003, no single customer accounted for more than 10% of total revenue.  At September 30, 2004, one customer accounted for 13% of accounts receivable.

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

The total fair value of our cost method long-term equity investments in public and non-public companies as of September 30, 2004 was approximately $574,000.

ITEM 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2004, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

The Company is currently undergoing a comprehensive effort to ensure compliance with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2004.  This effort includes internal control documentation and review under the direction of senior management.  During the course of these activities, the Company has identified certain internal control issues which management believes need to be improved.  The review has not identified any material weakness in internal control as defined by the Public Company Accounting Oversight Board.  However, the Company has made improvements in its internal controls over financial reporting as a result of its review efforts.  These improvements include additional documentation of policies and procedures, implementation of analytical review procedures, additional calendar scheduling and checklists for the preparation of consolidated financial statements and other consolidated financial information, in-depth review to determine the adequacy of the accounting organization to meet the needs of the Company, improved segregation of duties, and additional monitoring controls.  Management intends to continue to review, revise, and improve our internal controls over financial reporting.

Limitations on the Effectiveness of Controls

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year ending December 31, 2004 whether the internal controls over financial reporting at December 31, 2004 are effective.  Any material weakness in internal controls over financial reporting existing at that date will preclude management from making a positive assertion.  At this time, there is some degree of uncertainty regarding whether management will be able to implement new policies and procedures to improve the internal controls over financial reporting and to sufficiently document and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting by December 31, 2004.

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

Metropolitan Life Insurance Company, as landlord under a lease for facilities located in EL Segundo, CA, filed a lawsuit against the Company for breach of the lease and is seeking recovery of lost rent and other damages.  Trial has been set for May 2005.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3.	Defaults Upon Senior Securities

Not applicable.

Item 4.	Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5.	Other Information

Not applicable.

Item 6.	Exhibits

	Exhibits	Description

	3.1 (1)	Amended and Restated Certificate of Incorporation
	3.2 (2)	Certificate of Amendment of Certificate of Incorporation
	3.3 (1)	Amended and Restated Bylaws
	4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
	4.3 (1)	Seconded Amended and Restates Investor’s Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders
	31.1	Certification of the Chief Executive Officer of BroadVision
	31.2	Certification of the Chief Financial Officer of BroadVision
	32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2) Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 9, 2004	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 9, 2004	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

BROADVISION, INC. QUARTERLY REPORT ON FORM 10-Q SEPTEMBER 30, 2004

INDEX TO EXHIBITS

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (1)	Amended and Restated Bylaws
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
4.3 (1)	Seconded Amended and Restates Investor’s Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2) Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.