Form 10-K/A
period 2003-12-31
BROADVISION INC
filed 2005-02-07
CIK 920448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K/A
(Amendment No. 1)

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

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K/A
YEAR ENDED DECEMBER 31, 2003

TABLE OF CONTENTS

Part II
Item 9A.	Controls and Procedures	4
Part IV
Item 15.	Exhibits, Financial Statement Schedules, and Reports on Form 8-K	4
SIGNATURES		6

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

Explanatory Note

        This Amendment No. 1 to our Annual Report on Form 10-K/A (this "Amendment") amends our Annual Report on Form 10-K for the year ended December 31, 2003 filed on March 15, 2004 (the "Initial Filing"). We have filed this Amendment to amend Item 9A of Part II. No other information contained in the Initial Filing, including our financial statements and the notes thereto, has been modified or updated in any way.

ITEM 9A. CONTROLS AND PROCEDURES

        Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2003, the end of the period covered by this report.

Changes in Internal Control Over Financial Reporting

        As reported in our quarterly report on Form 10-Q for the third quarter ended September 30, 2003, during the fourth quarter ended December 31, 2003 we implemented the following changes to our internal control over financial reporting:

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

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 4th day of February 2005.

BROADVISION, INC.
By:	/s/ PEHONG CHEN Pehong Chen Chairman of the Board, Chief Executive Officer and President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEHONG CHEN Pehong Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	February 4, 2005
/s/ WILLIAM E. MEYER* William E. Meyer	Executive Vice President and Chief Financial Officer	February 4, 2005
/s/ DAVID L. ANDERSON* David L. Anderson	Director	February 4, 2005
/s/ TODD A. GARRETT* Todd A. Garrett	Director	February 4, 2005
/s/ KOH BOON HWEE* Koh Boon Hwee	Director	February 4, 2005
/s/ JAMES D. DIXON* James D. Dixon	Director	February 4, 2005
/s/ CARL PASCARELLA* Carl Pascarella	Director	February 4, 2005

/s/ T. MICHAEL NEVENS* T. Michael Nevens	Director	February 4, 2005
*By:	/s/ PEHONG CHEN Pehong Chen, as Attorney-in-fact

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K/A DECEMBER 31, 2003

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(13)	Certificate of Amendment of Certificate of Incorporation.
3.3(1)	Amended and restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.2.
4.3(1)	Second Amended and Restated Investor's Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders.
10.1(16)(a)	Equity Incentive Plan as amended May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.5(16)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the Company.
10.9(1)	Series D Preferred Stock Option Agreement dated February 27, 1996 between the Company and Pehong Chen.
10.10(1)(a)	Stock Option Plan.
10.11(1)(a)	Form of Incentive Stock Option under the Stock Option Plan.
10.12(1)(a)	Form of Nonstatutory Stock Option under the Stock Option Plan.
10.13(2)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.14(3)	Loan and Security Agreement dated July 2, 1997 between the Company and Silicon Valley Bank.
10.15(4)	First Amendment to Loan and Security Agreement dated February 5, 1998 between the Company and Silicon Valley Bank.
10.16(5)	Agreement and Plan of Merger and Reorganization dated January 26, 2000 among the Company, Infiniti Acquisition Sub, Inc. and Interleaf, Inc.
10.17(6)	Triple Net Building Lease dated April 12, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 4, Redwood City, California.
10.18(6)	Triple Net Building Lease dated February 15, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 5, Redwood City, California.
10.19(6)	Triple Net Building Lease dated February 15, 2000 between Pacific Shores Development LLC, as Lessor, and the Company, as Lessee, for Premises at Pacific Shores Center, Building 6, Redwood City, California.
10.20(7)(a)	2000 Non-Officer Incentive Plan.
10.21(8)	Lease dated March 21, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.
10.22(8)	Amendment of Lease dated April 26, 2000 between VEF III Funding LLC, as Landlord, and Interleaf, Inc., as Tenant, for premises located at 400 Fifth Avenue, Waltham, Massachusetts.

10.23(9)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the Company and IONA Technologies, PLC, as amended.
10.24(10)	Fourth Loan Modification Agreement dated August 3, 2001 between the Company and Silicon Valley Bank.
10.25(11)	Loan Modification Agreement dated November 1, 2001 between the Company and Silicon Valley Bank.
10.26(11)(a)	Offer Letter dated October 19, 2001 between the Company and Francis Barton.
10.27(12)	Amended and Restated Loan and Security Agreement dated March 31, 2002 between the Company and Silicon Valley Bank.
10.28(14)	Agreement to Resolve Certain Tenant Improvement Disputes with Respect to B-4, B-5 & B-6 dated January 8, 2002 between the Company and Pacific Shores Development LLC.
10.29(14)	First Amendment to Lease (Building 4 and 5—1700 and 1800 Seaport Boulevard) (Lease Termination and Mutual General Release Agreement) dated May 9, 2002 between the Company and Pacific Shores Development LLC.
10.30(14)	First Amendment to Lease (Building 6—1600 Seaport Boulevard) dated May 9, 2002 between the Company and Pacific Shores Development LLC.
10.31(14)	Offer Letter dated May 14, 2002 between the Company and Andrew Nash.
10.32(15)	Offer Letter dated September 3, 2002 between the Company and Philip L. Oreste.
10.33(15)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.34(17)	Offer letter dated March 4, 2003 by and between the Company and William Meyer.
10.35(18)	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.
10.36(18)	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.37(18)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.38(18)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.39(18)	Third Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.40(19)	Offer Letter dated June 28, 2002 between the Company and Warren Utt.
10.41(19)	Offer Letter dated September 23, 2002 between the Company and Alex Kormushoff.
10.42(19)	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated January 21, 2004 between the Company and Silicon Valley Bank.
10.43(19)	Fifth Modification to Amended and Restated Loan and Security Agreement dated February 27, 2004 between the Company and Silicon Valley Bank.
21.1(19)	Subsidiaries of the Company.
23.2(19)	Consent of BDO Seidman, LLP.
24.1(19)	Power of Attorney, pursuant to which amendments to this Annual Report on 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1(19)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 CEO Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C.§ 1350, as adopted)

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

(16)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 1, 2002.

(17)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2003 filed on May 14, 2003.

(18)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

(a)
Represents a management contract or compensatory plan or arrangement.

(b)
Confidential treatment requested.

(19)
Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

QuickLinks

TABLE OF CONTENTS
Explanatory Note
  ITEM 9A. CONTROLS AND PROCEDURES
PART IV
  ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K
SIGNATURES
BROADVISION, INC. ANNUAL REPORT ON FORM 10-K/A DECEMBER 31, 2003 INDEX TO EXHIBITS