Form 10-Q/A
period 2004-09-30
BROADVISION INC
filed 2005-02-07
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC  20549

FORM 10-Q/A

(Amendment No.1)

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

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q/A

Quarter Ended September 30, 2004

EXPLANATORY NOTE

This Amendment No. 1 to our quarterly report on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the quarter ended September 30, 2004 filed on November 9, 2004 (the “Initial Filing”).  We have filed this Amendment to amend Item 4 of Part I.  No other information contained in the Initial Filing, including our financial statements and the notes thereto, has been modified or updated in any way.

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

Changes in Internal Control over Financial Reporting

The Company is currently undergoing a comprehensive review in an effort to comply with Section 404 of the Sarbanes-Oxley Act of 2002 for the year ending December 31, 2004.  This effort includes internal control documentation and review under the direction of senior management.  During the course of these activities, the Company has identified certain internal control issues which management believes need to be improved.

The control issues identified by management to date have varied in nature.  Following are some representative examples of such identified issues:

•                                          Increasing review and oversight in order to ensure that only valid and authorized transactions are processed.

•                                          Improving controls over computer systems in order to reduce the likelihood of unauthorized system access, thereby protecting valuable data.

•                                          Formalizing policies and procedures in order to clarify the goals of certain tasks or functions and thereby reduce the likelihood of unintentional errors.

•                                          Improving segregation of duties in order to reduce the likelihood of intentional errors.

•                                          Developing formal job descriptions for each key function involved with sensitive financial data so that each employee knows his or her areas of responsibility.

The Company has made improvements to date that are designed to address the control deficiencies identified.  Management intends to continue to diligently review our system of internal control over financial reporting, and to revise and improve our controls as other deficiencies may be identified.

Limitations on the Effectiveness of Controls

Section 404 of the Sarbanes-Oxley Act of 2002 requires that management document and test internal controls over financial reporting and to assert in our Annual Report on Form 10-K for the year ending December 31, 2004 whether the internal controls over financial reporting at December 31, 2004 are effective.  Any material weakness in internal controls over financial reporting existing at that date will preclude management from making a positive assertion.  At this time, there is some degree of uncertainty regarding whether management will be able to successfully address the control issues that have been identified by management (as described in the previous section) and to sufficiently document and test the revised internal controls procedures in order to make a positive assertion as to the effectiveness of internal controls over financial reporting by December 31, 2004.

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

PART II.  OTHER INFORMATION

Item 6.           Exhibits

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (1)	Amended and Restated Bylaws
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
4.3 (1)	Seconded Amended and Restates Investor’s Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1 (3)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2) Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3) Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: February 4, 2005	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: February 4, 2005	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial and Accounting Officer)

BROADVISION, INC. QUARTERLY REPORT ON FORM 10-Q/A SEPTEMBER 30, 2004

INDEX TO EXHIBITS

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation
3.2 (2)	Certificate of Amendment of Certificate of Incorporation
3.3 (1)	Amended and Restated Bylaws
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
4.3 (1)	Seconded Amended and Restates Investor’s Rights Agreement dated April 15, 1996 among the Company and certain of its stockholders
31.1	Certification of the Chief Executive Officer of BroadVision
31.2	Certification of the Chief Financial Officer of BroadVision
32.1 (3)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1) Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2) Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3) Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2004, filed on November 9, 2004.