Form 10-K
period 2004-12-31
BROADVISION INC
filed 2005-03-15
CIK 920448

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2004
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

        Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. Yes ☒

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Exchange Act Rule 12b-2). Yes ☒    No ☐

        As of June 30, 2004, based on the closing sales price as quoted by the Nasdaq, 27,434,559 shares of Common Stock, having an aggregate market value of approximately $115.2 million were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

        As of March 4, 2005, the registrant had 33,970,896 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

        Parts of the Proxy Statement for the registrant's 2005 Annual Meeting of Stockholders to be held May 5, 2005, are incorporated by reference to Part III of this Form 10-K Report.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2004

        References in this report to "we," "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision®, BroadVision One-To-One®, iGuide®, Interleaf® and Interleaf Xtreme® are our U.S. registered trademarks. Our common law trademarks (designated by ™) in the United States and other countries include BroadVision Commerce, BroadVision Content, BroadVision Deployment, BroadVision eMarketing, BroadVision Multi-Touchpoint, BroadVision Portal, BroadVision Process, BroadVision QuickSilver, BroadVision Search, Energizing e-Business, Click-to-Create, BroadVision Command Center, BroadVision Publishing Center, BroadVision Instant Publisher, and any of the registered marks that are not registered in the particular country where the mark is being used. Trademarks, service marks and trade names of other companies appearing in this prospectus are the property of their respective holders.

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

        Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2004, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Words such as "believes", "anticipates", "expects", "intends", "estimates" and similar expressions are intended to identify forward-looking statements, but are not the exclusive means of identifying such statements. These statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements, or industry results, to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. Such factors include, but are not limited to, those risk factors set forth under "Risk Factors" and elsewhere in this Form 10-K.

        We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

PART I, ITEM 1 TABLE OF CONTENTS (BUSINESS SECTION)
Overview and Industry Background	4
The BroadVision Solution	5
Products	5
BroadVision Self-Service Extensions	6
BroadVision Self-Service Framework	6
Product Bundles	7
Technology	7
Alliances	8
Services	8
Customers	9
Sales and Marketing	9
Competition	10
Intellectual Property and Other Proprietary Rights	11
Employees	11
Executive Officers	12

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

        We develop, market and support a suite of personalized self-service web applications that enable organizations to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners and customers. Our integrated suite of process, commerce, portal and content solutions helps organizations rapidly increase revenues and reduce costs. As of December 31, 2004, we had licensed our products to more than 1,000 end-user customers and partners.

Corporate Information

        We were incorporated in Delaware in May 1993 and have been a publicly-traded corporation since 1996. From 2001 to date, our annual revenue has declined and we have incurred significant losses and negative cash flows from operations. As of December 31, 2004, we had negative working capital and an accumulated deficit of $1.2 billion. The majority of these accumulated losses to date have resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate. During 2004, we entered into a series of termination agreements to buy out of nearly all of our excess lease obligations.

        Our principal executive offices are located at 585 Broadway, Redwood City, California 94063. Our telephone number is (650) 261-5100. General information about us can be found at our website, www.broadvision.com, under the "Company" link. Our annual report on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K, as well as any amendments or exhibits to those reports, are available free of charge through our website as soon as reasonably practicable after we file them with, or furnish them to, the Securities and Exchange Commission, or SEC.

Overview

        BroadVision solutions help customers rapidly increase revenues and reduce costs by moving interactions and transactions to personalized self-service via the web. Our integrated self-service application suite—including process, commerce, portal and content—offers rich functionality out of the box, and is easily configured for each customer's e-business environment.

        Over 1,000 customers—including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Wal*Mart, Iberia L.A.E. and Vodafone—have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.

Industry Background

        E-Business has become an integral part of doing business and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving more business processes online. Achieving this goal is complicated by the proliferation of websites and rapid acquisition of e-business solutions that occurred during the internet bubble years. This has often resulted in systems that were poorly integrated into the company's overall enterprise architecture, preventing companies from empowering end users to interact with back-end systems to accomplish their goals. By providing a way for enterprises to quickly assemble and deploy web-based business processes that tap into those resources, organizations can dramatically reduce the cost and improve the quality of interactions between employees, customers and business partners. A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing the self-service model, including online shopping and call center operations. This trend is illustrated by the recent proliferation of airport check-in kiosks and photo-processing kiosks. In addition to accelerating the response time for the consumer, web-based self-service applications also enable organizations to collect valuable market research data about their customers.

The BroadVision Solution

        We believe that BroadVision is unique in offering a self-service solution that tightly integrates process, portal, commerce, and content management on a single, secure, high-performance framework that also enables advanced personalization and seamless integration to enterprise systems.

        The following are key capabilities of the BroadVision self-service suite:

  •
  Scalability—Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions.

  •
  Personalization—BroadVision's advanced personalization technology, including session and event-based observations and transaction information, provide a better understanding of site visitors and allow our customers to dynamically tailor content to site visitors.

  •
  Ease of use—BroadVision applications and tools are designed with graphical user interfaces that allow non-technical business managers to modify business rules and content in real time.

  •
  Unification—BroadVision's robust self-service framework pre-integrates the technologies necessary to deploy content-rich, process-aware, user-centric portals, including data integration, business logic and process logic.

  •
  All-in-one solution—BroadVision provides 90 percent of needed functionality out-of-the-box. This accelerates time to value and reduces IT cost and complexity.

  •
  Legacy integration—A comprehensive set of application programming interfaces (APIs) allows for rapid, seamless integration with a variety of legacy business systems such as Oracle, PeopleSoft, SAP and custom mainframe systems.

  •
  Secure transaction processing—BroadVision applications provide secure handling of a wide range of commercial and financial services transactions including order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, and news and stock feeds through a combination of built-in functionality and integration with third-party products.

  •
  Multi-platform availability—BroadVision applications are optimized for a variety of hardware and software platforms including IBM AIX, Sun Solaris, Microsoft Windows NT and Hewlett-Packard's HP-UX. Supported databases include Oracle, Sybase, Informix, IBM and Microsoft SQL Server. Supported application servers include WebLogic, WebSphere and SunOne. BroadVision also supports Open Source platforms, such as Linux with Jboss and Hypersonic.

  •
  Multilingual/Multicurrency—BroadVision applications are global-ready and designed to support multiple languages (e.g., Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages) and a wide range of currencies, including the euro.

Products

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

BroadVision Content™

        Manages all types of content throughout its lifecycle, from creation and management through deployment and distribution. Support for intelligent content tagging and management enables organizations to deliver highly personalized content to multiple constituents using the web, wireless or print.

BroadVision Self-Service Extensions

        The following extensions build on the core functionality of BroadVision's self-service applications:

BroadVision eMarketing™

        Complements BroadVision Commerce with closed-loop campaign management. Makes it easier to segment prospects and customers and deliver personalized, relevant and timely offers via the web, e-mail or both. Integrated reporting automatically gathers and presents the information organizations need to discover the marketing approach that works best.

BroadVision QuickSilver®™

        Provides powerful features for creating and publishing lengthy, complex documents supporting multiple output formats (including HTML, PDF and Postscript) and automatic publishing of personalized content to BroadVision Portal. Assembles publications from a variety of text, graphic and database sources, including Microsoft Word, AutoCad, Microsoft Excel and Oracle. Includes a complete XML authoring environment.

BroadVision Self-Service Framework

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

BroadVision Multi Touchpoint Services™

        Extends BroadVision applications beyond the desktop to mobile phones enabled with WAP, CHTML or XHTML; personal digital assistants (PDAs); voice channels that use Voice XML technology; as well as HTML devices including PCs, kiosks, ATMs and point-of-sale terminals. Enables personalization of content to the memory, screen and navigational characteristics of different touch points.

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

Product Bundles

        BroadVision also offers the following product bundles:

  •
  TAB (Total Agility Bundle) is a risk-free introduction to BroadVision Process. It includes a 60-day BroadVision Process software license (Designer, Developer and Server Editions) and the necessary training and specialized services to develop a mutually-agreed upon web-based self-service business process. If customers do not purchase the bundle after the 60-day trial, the license expires.

  •
  PAS (Portal Agility Suite) is a pre-integrated product bundle that includes BroadVision Portal, BroadVision Process and selected BroadVision Content Services; an all-in-one solution that facilitates (through BroadVision Process) keeping pace with changing business requirements.

  •
  CAS (Commerce Agility Suite) is a pre-integrated product bundle that includes BroadVision Commerce, BroadVision eMarketing, BroadVision Process and selected BroadVision Content services; an all-in-one commerce solution that facilitates (through BroadVision Process) keeping pace with changing business requirements.

Technology

Open Standards-Based Architecture

        BroadVision solutions are built on object-oriented application code written in J2EE programming environments, including Java and JavaScript, and where appropriate C++, which allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements. BroadVision Process leverages a proven open source stack at the platform layers to reduce total cost of ownership and optimize performance. Support for the J2EE and CORBA standards for object-oriented computing enables high-volume performance, flexible application deployment and easy integration with third-party or legacy applications. Our applications fully support XML, which is the emerging standard for managing and exchanging data between e-business systems as well as for re-purposing and sending information to wireless devices. In addition, we use other widely accepted standards in developing our products, including Web Services, Structured Query Language (SQL) for accessing relational database management systems; Common Gateway Interface (CGI) and Hypertext Transfer Protocol (HTTP) for web access; Netscape Application Programming Interface (NAPI) for access to Netscape's web servers; Secure Socket Layer (SSL) for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA Security. Our applications can be operated in conjunction with relational database management systems provided by IBM Corporation, Informix, Microsoft, Oracle and Sybase. Supported application servers include WebLogic, WebSphere, SunOne and JBoss.

Support for Open Source

        BroadVision Process gives organizations the option of running on a commercially available technology stack described above or on an open source stack. While our commitment to commercial platforms has not changed, we recognize that our customers are adopting open source as a platform because of its total cost of ownership and runtime benefits.

Alliances

        We recognize that today's organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a team of best-of-breed partners with the skills, services and value-added products necessary to develop, market, sell and deliver the most competitive web-based self-service solutions available.

Consulting Partners

        BroadVision's systems integration and consulting services partners deliver strategic business solutions to companies. These partners offer global deployment experience, strong vertical market expertise and process-based solutions. Our contractual agreements with these consulting partners incentivize them to build a development expertise in BroadVision's technology and sell our products and services to potential customers, thus enabling us to extend the reach of our products and/or services.

Technology/OEM Partners

        BroadVision's technology partners include Value-Added Resellers (VAR) and Independent Software Vendors (ISV) who build and deploy BroadVision-based vertical and horizontal software solutions. Our goal is to create value-added solutions that address a customer's specific business and IT goals. In addition, technology partners include distributors who are authorized representatives that market, distribute, resell and support BroadVision's products and services or application service providers who develop, host and support value-added application solutions based on our technology. The contracts that govern our relationships with these partners are generally terminable by either party upon 30 to 90 days notice. In most cases, technology/OEM partners license our products to users under the terms of a reseller or distribution agreement. Revenues generated from technology/OEM partners in recent years have not been significant.

Services

        BroadVision provides a full spectrum of global services to contribute to the success of businesses, including business consulting services, implementation services, migration and performance services and ongoing training and support.

Consulting Services

        BroadVision Global Services (BVGS) provides strategic services that help customers achieve maximum business value from their BroadVision applications and implementation services that ensure rapid deployment. BVGS leverages a global network of certified professionals to provide customers with high value at low cost. Our comprehensive migration services—including migration planning and optimization—provide a cost-effective approach to migration and protect our customers' investment in critical business applications.

Education Services

        Coursework is available for Content Managers, Technical Developers and System Administrators through BroadVision Education Services. Customers and partners can arrange for on-site programs, which allow employees to learn at the office, or take advantage of regularly scheduled public courses at BroadVision locations.

Support and Maintenance Services

        BroadVision offers a tiered support and maintenance program to better serve the needs of our worldwide customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases as necessary, as well as product enhancements.

Customers

        BroadVision customers have achieved significant business value by moving interactions and transactions to web-based self-service.

        As of December 31, 2004, we had licensed our products to over 1,000 end-user customers and partners. During each of the years ended December 31, 2004, 2003 and 2002, no customer accounted for more than 10% of our total revenues.

        BroadVision's software is deployed in all major industry groups, including financial services, government, healthcare, manufacturing, retail and telecommunications. Customers include U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Wal*Mart, Iberia L.A.E., and Vodafone.

Sales and Marketing

        We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2004, our direct sales organization included 89 sales representatives, managers and sales support personnel.

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

        As of December 31, 2004, 22 employees were engaged in a variety of marketing activities, including preparing marketing research, product planning and collateral marketing materials, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our website. Our marketing efforts are targeted at:

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

        The principal competitive factors affecting the market for our products are:

  •
  depth and breadth of functionality offered

  •
  personalization and other features

  •
  integration of portal applications and framework

  •
  availability of knowledgeable developers

  •
  time required for application deployment

  •
  reliance on industry standards

  •
  product reliability

  •
  proven track record

  •
  scalability

  •
  maintainability

  •
  product quality

  •
  price

  •
  technical support

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

Intellectual Property and Other Proprietary Rights

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998 and expiring in August 2015, on elements of the BroadVision One-To-One Enterprise product, which covers electronic commerce operations common in today's web business. We also hold a U.S. patent, issued in November 1996 and expiring in February 2014, acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents. The patent on active documents (associating procedures to elements of an electronic document) is fundamental and hard to avoid by modern document processing systems. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Employees

        As of December 31, 2004, we employed a total of 337 full-time employees, of whom 218 are based in North America, 91 in Europe and 28 in Asia. Of these full-time employees, 104 are in sales and marketing, 88 are in product development, 113 are in global services and client support, and 32 are in finance, administration and operations.

        We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

        The following table sets forth certain information regarding our current executive officers.

Name	Age	Position
Pehong Chen	47	Chairman of the Board, Chief Executive Officer and President
William E. Meyer	42	Executive Vice President and Chief Financial Officer
Alex Kormushoff	47	Senior Vice President, Global Operations

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

        William E. Meyer has served as our Executive Vice President and Chief Financial Officer since April 2003. Prior to joining BroadVision, from March 2001 to March 2003, Mr. Meyer was Chief Financial Officer of Mainsoft Corporation, a leading global publisher of cross-platform development software. Before Mainsoft, from February 1998 to January 2001, Mr. Meyer held several senior finance positions with Phoenix Technologies, a multi-national system software company, including chief financial officer and executive vice president of inSilicon Corporation, a leading developer of semiconductor intellectual property that was spun-off from Phoenix. Prior to his tenure at Phoenix, Meyer held senior finance positions at Spectrum HoloByte/Microprose, SBT Accounting Systems and Arthur Andersen & Co.

        Alex Kormushoff has served as our Senior Vice President of Global Operations since October 2002. Mr. Kormushoff has served the information technology industry for nearly 25 years in various positions, including consulting, business development, practice development, and business operations. Prior to joining BroadVision, from June 2000 to June 2001, Mr. Kormushoff was the Managing Director of Sapient Germany. From October 1998 to June 2000, Mr. Kormushoff also held the position of Managing Director of Sapient's Manufacturing, Retail and Distribution Practice. Sapient is a leading business consulting and technology services firm. Before Sapient, he held various senior consulting, management and sales positions with CSC Consulting and Digital Equipment Corporation.

ITEM 2. PROPERTIES

        We lease approximately 168,000 square feet of office space, of which approximately 82% is in the United States. We occupy or sublease 88% of the 168,000 square feet of our leased office space.

        At our headquarters, located in Redwood City, California, we occupy approximately 49,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. Additional leased domestic facilities include offices located in Bellevue, WA., Burlington, MA., Itasca, IL., McLean, VA., New York, NY and Redwood City, CA., which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Vienna, Paris, Hamburg, Munich, Milan, Houten (Netherlands), Madrid, Stockholm, Reading, UK, Renes (Switzerland), Megenwil (Switzerland), Toronto, Tokyo and Singapore. We believe our facilities are suitable for their respective uses and, in general, are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available to accommodate any necessary or currently anticipated expansion of our operations.

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

        On June 10, 2004, Metropolitan Life Insurance Company ("MetLife") filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1,927,500 in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005.

        On January 7, 2005, we announced that we had reached agreement with the SEC to settle administrative proceedings in connection with the restatement of our financial results for the third quarter of fiscal 2001. No fines or financial penalties associated with the settlement. Without admitting or denying any wrongdoing, we consented to the SEC's entry of an administrative order that included findings that we issued a false and misleading earnings press release and misleading quarterly report. The order requires that we cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left BroadVision in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, we recognized revenue on that agreement in its entirety in the third quarter of 2001. We subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that we were restating our financial statements for the third quarter of 2001 to effect this change. We have been accounting for the revenue ratably in all periods since the third quarter of 2001.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        Not Applicable

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

        Our common stock is quoted on the Nasdaq National Market under the symbol "BVSN." The following table shows high and low sale prices per share of our common stock as reported on the Nasdaq National Market:

	High	Low
Fiscal Year 2004
First Quarter	$9.05	$4.28
Second Quarter	6.87	2.92
Third Quarter	4.35	2.10
Fourth Quarter	3.13	2.05
Fiscal Year 2003
First Quarter	4.50	3.60
Second Quarter	7.69	3.75
Third Quarter	6.95	4.52
Fourth Quarter	5.71	4.14

        As of March 4, 2005, there were 2011 holders of record of our common stock. On March 4, 2005, the last sale price reported on the Nasdaq National Market System for our common stock was $2.17 per share.

        We have never declared or paid cash dividends on our common stock, and our debentures issued in late fiscal 2004 preclude us from paying cash dividends without the approval of the debenture holders. In addition, our credit facility with our commercial lender contains certain covenants that may limit our ability to pay cash dividends.

        In the year ended December 31, 2004, the Company has issued and sold the following unregistered securities:

  1.
  On July 7, 2004, in connection with a lease restructuring, the Company issued a warrant to Pacific Shores Investors, LLC to purchase 700,000 shares of common stock at an exercise price of $5.00 per share. The warrant was issued in reliance on Section 4(2) of the Securities Act.

  2.
  On November 9, 2004, the Company issued and sold an aggregate $16 million of securities, including convertible notes, warrants to purchase common stock and additional investment rights to purchase additional convertible notes. The sales were made in reliance on Section 4(2) of the Securities Act.

        The issuances of the securities in the transactions above were deemed to be exempt from registration under the Securities Act in reliance on Section 4(2) of the Securities Act promulgated thereunder as transactions by an issuer not involving a public offering, where the purchasers represented their intention to acquire the securities for investment only and not with a view to distribution and received or had access to adequate information about the Registrant, or Rule 701 promulgated under the Securities Act as transactions pursuant to a compensatory benefit plan or a written contract relating to compensation.

        Appropriate legends were affixed to the stock certificates and securities issued in the above transactions. No underwriters were employed in any of the above transactions.

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

	Years Ended December 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$26,883	$30,230	$40,483	$101,480	$250,838
Services	51,121	57,851	75,415	146,943	164,661

Total revenues	78,004	88,081	115,898	248,423	415,499
Cost of revenues:
Cost of software licenses	1,303	2,561	8,144	9,895	7,827
Cost of services	24,978	25,708	38,898	97,639	119,391

Total cost of revenues	26,281	28,269	47,042	107,534	127,218

Gross profit	51,723	59,812	68,856	140,889	288,281
Operating expenses:
Research and development	18,024	21,067	41,432	78,677	51,621
Sales and marketing	27,340	26,394	48,918	139,799	167,415
General and administrative	9,538	9,790	16,288	42,311	28,088
Litigation settlement costs	—	4,250	—	—	—
Goodwill and intangible amortization	—	886	3,548	211,216	187,855
Charge for acquired in-process technology	—	—	—	6,418	10,100
Restructuring (credit) charge	(23,545)	35,356	110,449	153,284	—
Impairment of assets	—	—	3,129	—	—
Impairment of goodwill and other intangibles	—	—	—	336,379	—

Total operating expenses	31,357	97,743	223,764	968,084	445,079

Operating income (loss)	20,366	(37,931)	(154,908)	(827,195)	(156,798)
Other income (expense), net	(40)	2,899	(8,011)	(6,928)	18,217

Income (loss) before income taxes	20,326	(35,032)	(162,919)	(834,123)	(138,581)
Income tax benefit (provision)	309	(439)	(7,603)	(2,136)	(23,048)

Net income (loss)	$20,635	$(35,471)	$(170,522)	$(836,259)	$(161,629)

Net income (loss) per share:
Basic earnings (loss) per share	$0.62	$(1.08)	$(5.32)	$(27.20)	$(5.60)

Shares used in computation—basic earnings (loss) per share	33,539	32,800	32,036	30,748	28,864

Diluted earnings (loss) per share	$0.60	$(1.08)	$(5.32)	$(27.20)	$(5.60)

Shares used in computation—diluted earnings (loss) per share	34,321	32,800	32,036	30,748	28,864

	As of December 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$41,851	$78,776	$77,386	$75,758	$153,137
Working capital	(18,136)	748	5,616	67,165	218,553
Total assets	144,653	195,082	240,136	392,417	1,143,024
Debt and capital leases, less current portion	7,443	969	1,945	2,922	3,897
Accumulated deficit	(1,184,040)	(1,204,675)	(1,169,204)	(998,682)	(162,423)
Total stockholders' equity	30,410	7,950	41,633	203,147	1,009,298

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

        You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. In addition to the historical consolidated information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors. Factors that could cause or contribute to differences include those discussed below and elsewhere in this Form 10-K, particularly in "Risk Factors." We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

        BroadVision solutions help customers rapidly increase revenues and reduce costs by moving interactions and transactions to personalized self service via the web. Our integrated self-service application suite—including process, commerce, portal and content—offers rich functionality out of the box, and is easily configured for each customer's e-business environment.

        Over 1,000 customers—including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Wal*Mart, Iberia L.A.E. and Vodafone—have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.

        Worldwide demand for enterprise software has declined significantly over the past several years. The decline in venture capital spending has resulted in fewer new companies with funding to, among other things, build an on-line business. Established companies have scaled back, delayed or cancelled web-based initiatives. As a result of these reasons and others, we have seen significant declines in our revenue over the past three fiscal years.

        Our objective is to further our position as a leading supplier of web-based, self-service applications. This will require us to continue to build in new functionality to our applications that offer our customers a compelling value proposition to license our products rather than design and build custom solutions. It is also important that potential customers know about our products, and therefore we will be investing more heavily in targeted marketing campaigns.

        We generate revenue from fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of Central Processing Units ("CPUs") on the machine on which the product is installed. Payment terms are generally thirty days from the date the products are delivered or the services are provided.

        From 2001 to date, we have incurred significant losses and negative cash flows from operations. In fiscal year 2004, we entered into a series of agreements to terminate significant excess lease obligations that were contributing to that negative cash flow. Under the terms of these agreements, we have paid or will pay over $45 million, and our future cash outflows will be reduced by over $4 million per quarter. We believe that these transactions are an important step towards our goal of generating consistent positive cash flows, although we make no assurances about our ability to generate positive cash flows in future periods.

        We strive to anticipate changes in the demand for our services and aggressively manage our labor force appropriately. Through our thorough budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process allows us to adjust our cost structures to changing market needs, competitive landscapes and economic factors. Our emphasis on cost control helps us manage our margins even if revenues generated fall short of what we anticipated.

        The following are key financial highlights for fiscal 2004:

  •
  We generated revenue of $78.0 million, an 11% decline from fiscal 2003 revenue of $88.1 million.

  •
  We recorded net income of $20.6 million, versus a loss of $35.5 million in fiscal 2003. Included in the fiscal 2004 net income were restructuring credits of $23.5 million related to the settlement of previously-accrued long-term facility lease obligations.

  •
  We ended fiscal 2004 with cash, cash equivalents and cash investments of $66.1 million (including $24.3 million of restricted cash) and bank borrowing and long-term debt of $33.0 million, as compared with $98.6 million and $28.9 million, respectively, at the end of the prior year.

Internal Control Over Financial Reporting

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified three material weaknesses. See Item 9A of this report for a description of these material weaknesses and associated remediation efforts. See also "Risk Factors" for a discussion of risks associated with our current and any future material weaknesses.

Recent Events

        In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. The Company issued an initial $16.0 million of debentures which will be convertible into common stock at a fixed conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum and are repayable in either cash or common stock beginning in June 2005 for a period of up to three years, depending on the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that the Company obtains shareholder approval, common stock of the Company. The agreement provides for an additional $4.0 million of convertible debentures to be issued to the investors at the option of the investors, or, under certain circumstances, at the Company's option. Investors also received warrants to purchase approximately 1.7 million shares of the Company's common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.

        The Company has various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit. In November 2004, the Company entered into a renewed and amended loan and security agreement with the lender. The agreement requires the Company to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. The agreement also modified the financial covenants and increased the revolving line of credit borrowing limit from $15.0 million to $20.0 million. At December 31, 2004 and December 31, 2003, $20.0 million and $27.0 million were outstanding under the line of credit, respectively. Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank's prime rate. Interest is due monthly and principal was due at the expiration in February 2005.

        During the third and fourth quarters of 2004, the Company reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. The Company made cash payments of $19.0 million during the third quarter and $1.7 million in the fourth quarter, and, as of December 31, 2004, is obligated to make additional cash payments of $21.9 million in fiscal

2005. Standby letters of credit of $21.9 million were issued on our behalf from financial institutions as of December 31, 2004 in favor of our landlords to secure the fiscal 2005 payments. Accordingly, this $21.9 million, along with additional letters of credit securing other long-term leases of $2.3 million, has been included in restricted cash in the accompanying Consolidated Balance Sheet at December 31, 2004. The Company also transferred ownership of certain furniture, fixtures and leasehold improvements with a net book value of $8.5 million to the previous landlords. In addition, the Company issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.

        As a component of the settlement of one of the previous leases, the Company has a residual lease obligation beginning in 2007 of approximately $9.1 million. The Company may make an additional cash payment of $4.5 million if it exercises an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is part of the restructuring credit of $23.5 million recorded in the year ended December 31, 2004.

        The Company does not anticipate additional significant facilities-related restructuring charges or credits in future periods, although no assurances are provided.

Critical Accounting Policies

        BroadVision management's discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, product returns, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition

        Overview—Our revenues are derived from fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed. Our revenue recognition policies are in accordance with Statement of Position (SOP) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and the SEC Staff Accounting Bulletin No. 101, Revenue's Recognition in Financial Statements.

        Software License Revenue—We license our products to our customers through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant our resellers the right of return.

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

        Services Revenue—Consulting services revenues and customer training revenues are recognized as such services are performed. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months. Our professional services, which consist of consulting, maintenance and training, are delivered through BVGS. Services that we provide are not essential to the functionality of our software. This group provides consulting services, manages projects and client relationships, manages the needs of our partner community, provides training-related services to employees, customers and partners, and also provides software maintenance services, including technical support, to our customers and partners. We record reimbursement by our customers for out-of-pocket expenses as a component of services revenue.

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

Research and Development and Software Development Costs

        Under the criteria set forth in the Statement of Financial Accounting Standards (SFAS) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any costs related to the development of software for external use.

Prepaid Royalties

        Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of software licenses, either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Impairment Assessments

        We adopted SFAS No. 142, "Goodwill and Other Intangible Assets," on January 1, 2002. This standard requires that goodwill no longer be amortized and instead be tested for impairment on a periodic basis.

        Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS 142, the first stage requires a comparison of the fair value of BroadVision to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date, and as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of December 31, 2004 and therefore, no additional impairment was warranted.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2004. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

        For the year ended December 31, 2004, the Company recorded compensation income of $19,000 as a result of a vesting modification of a grant to a third-party consultant for an option to purchase common stock of the Company. During the year ended December 31, 2003, we recorded compensation expense of $342,000 as a result of granting a third-party consultant common stock of the Company and a vesting modification to a grant for a terminated employee. These charges were calculated based upon the market value of the underlying stock on the date of grant or modification.

        We have determined pro forma information regarding net income and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Please see Note 1 of Notes to Consolidated Financial Statements for assumptions used in the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,
	2004	2003	2002
Net income (loss) as reported	$20,635	$(35,471)	$(170,522)
Add: Stock-based compensation (income) expense included in reported net loss, net of related tax effects	(19)	342	846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,545)	(9,275)	(47,979)

Pro forma net income (loss)	$16,071	$(44,404)	$(217,655)

Net income (loss) per share:
Basic—as reported	$0.62	$(1.08)	$(5.32)

Basic—pro forma	$0.48	$(1.35)	$(6.80)

Diluted—as reported	$0.60	$(1.08)	$(5.32)

Diluted—pro forma	$0.47	$(1.35)	$(6.80)

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

Restructuring

        Through December 31, 2004, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with Staff Accounting Bulletin No. 100, Restructuring and Impairment Charges.

        We account for severance and benefits termination costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) for exit or disposal activities initiated prior to January 1, 2003. Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs we recorded are not associated with nor do they benefit continuing activities. We account for severance and benefits termination costs for exit or disposal activities initiated after January 1, 2003 in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

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

Legal Matters

        Management's current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and management can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, management is unable to make a reasonable estimate of the liability that could result from the remaining pending litigation. As additional information becomes available, we will assess the probability and the potential liability related to our pending litigation and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

Statement of Operations as a Percent of Total Revenues

        The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Years Ended December 31,
	2004	2003	2002
Revenues:
Software licenses	34%	34%	35%
Services	66	66	65

Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	2	3	7
Cost of services	32	29	34

Total cost of revenues	34	32	41

Gross profit	66	68	59
Operating expenses:
Research and development	23	24	36
Sales and marketing	35	30	42
General and administrative	12	11	14
Litigation settlement costs	—	5	—
Goodwill and intangible amortization	—	1	3
Restructuring charge	(30)	40	95
Impairment of assets	—	—	3

Total operating expenses	40	111	193

Operating income (loss)	26	(43)	(134)
Other (expense) income, net	—	3	(7)

Loss before provision for income taxes	26	(40)	(141)
Provision for income taxes	—	—	(6)

Net loss	26%	(40)%	(147)%

Results of Operations

	Software	%	Services	%	Total	%
	(dollars in thousands)
Year Ended December 31, 2004:
Americas	$9,545	36%	$27,733	54%	$37,278	48%
Europe	13,894	52	19,427	38	33,321	43
Asia/Pacific	3,444	12	3,961	8	7,405	9

Total	$26,883	100	$51,121	100	$78,004	100

Year Ended December 31, 2003:
Americas	$14,435	48	$30,700	53	$45,135	51
Europe	11,725	39	23,733	41	35,458	40
Asia/Pacific	4,070	13	3,418	6	7,488	9

Total	$30,230	100	$57,851	100	$88,081	100

Year Ended December 31, 2002:
Americas	$23,988	59	$46,137	61	$70,125	61
Europe	14,658	36	24,853	33	39,511	34
Asia/Pacific	1,837	5	4,425	6	6,262	5

Total	$40,483	100%	$75,415	100%	$115,898	100%

Revenues

        Total revenues for the year ended December 31, 2004 were $78.0 million, down $10.1 million, or 11%, from the prior year. This decline consisted of a decrease in software license revenue of $3.4 million, or 11%, and a decrease in services revenue of $6.7 million, or 12%.

        The fiscal 2004 decrease in software license revenues is primarily attributable to continued weakness in the information technology market due to economic uncertainties throughout 2004. The decrease in services revenue consisted of decreases in both maintenance and support and consulting services revenue. These decreases were a result of a corresponding decline in software license revenues and of weak economic conditions over the past fiscal year.

        Total revenues for the year ended December 31, 2003 were $88.1 million, down $27.8 million, or 24%, on a year-over-year basis. This decline consisted of a decrease in software license revenue of $10.3 million, or 25%, and a decrease in services revenue of $17.6 million, or 23%.

        The fiscal 2003 decrease in software license revenues is primarily attributable to continued weakness in the information technology market due to economic uncertainties throughout 2003. The decrease in services revenue consisted of decreases in both maintenance and support ($2.9 million) and consulting services revenue ($14.7 million). These decreases were a result of a corresponding decline in software license revenues and of weak economic conditions during the fiscal year.

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

	Years Ended December 31,
	2004	%	2003	%	2002	%
	(dollars in thousands)
Cost of software licenses (1)	$1,303	5%	$2,561	8%	$8,144	20%
Cost of services (2)	24,978	49	25,708	44	38,898	52

Total cost of revenues (3)	$26,281	34%	$28,269	32%	$47,042	41%

(1)
Percentage is calculated based on total software license revenues for the period indicated.

(2)
Percentage is calculated based on total services revenues for the period indicated.

(3)
Percentage is calculated based on total revenues for the period indicated.

        Cost of software licenses for the year ended December 31, 2004, decreased $1.3 million, or 49%, on a year over year basis. Cost of software licenses as a percent of license revenues was 5% in 2004 as compared to 8% in 2003. The decrease in absolute dollars is a result of decreased license revenues.

        Cost of services for the year ended December 31, 2004 decreased $0.7 million, or 3%, on a year-over-year basis. Cost of services as a percent of services revenues was 49% in 2004 as compared to 44% in 2003. The decreases in absolute dollar terms during 2004 as compared to 2003 were the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2004 fiscal year. The increase as a percent of services revenue is due to higher outsourcing costs, due in part to turnover in senior project positions.

        Cost of software licenses for the year ended December 31, 2003 decreased $5.6 million, or 69%, on a year-over-year basis. Cost of software licenses as a percent of license revenues was 8% in 2003 as compared to 20% in 2002. The decrease in absolute dollars is a result of decreased license revenues, including revenue generated from our products that embed or include third-party products. During the fourth quarter of fiscal year 2002, we recorded a provision of $3.2 million related to prepaid royalties for software we no longer intended to utilize.

        Cost of services for the year ended December 31, 2003 decreased $13.2 million, or 34%, on a year-over-year basis. Cost of services as a percent of services revenues was 44% in 2003 as compared to 52% in 2002. The decreases in absolute dollar terms and as a percentage of revenue during 2003 as compared to 2002 were the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2002 fiscal year.

        For the year ended December 31, 2002, cost of software licenses decreased $1.8 million, or 18%, on a year-over-year basis. Cost of software licenses as a percent of license revenues was 20% in 2002 as compared to 10% in 2001. The decrease in absolute dollars year-over-year is a result of decreased license revenues and resulting decrease in revenues with associated third party royalties. The increases in the 2002 fiscal year from the 2001 fiscal year as a percentage of license revenue is due primarily to a $3.2 million write-off of pre-paid royalties recorded in the fourth quarter of fiscal 2002 related to software we no longer intend to utilize.

        Cost of services during 2002 decreased $58.7 million, or 60%, on a year-over-year basis. Cost of services as a percent of services revenues was 52% in 2002 as compared to 66% in 2001. The decreases in cost of services in absolute dollar terms and as a percentage of revenue during 2002 as compared to 2001 were the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2002 fiscal year.

        The number of total consulting employees was 77 as of December 31, 2004, 98 as of December 31, 2003, and 170 as of December 31, 2002.

Operating Expenses

        Operating expenses consist of the following:

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

  •
  Charge for acquired in process technology consists of costs of technology acquired in business combinations that are immediately expensed under APB Opinion No. 16, "Business Combinations", which was in effect at the time of the acquisition.

  •
  Restructuring charges represent costs incurred to restructure our operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS 146.

  •
  Impairment of assets represents charges for the impairment of physical assets considered a portion of on-going operations.

  •
  Impairment of goodwill and other intangibles represents charges for the impairment of goodwill and other intangible assets.

        A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues.

	Years Ended December 31,
	2004	%	2003	%	2002	%
	(dollars in thousands)
Research and development	$18,024	23%	$21,067	24%	$41,432	36%
Sales and marketing	27,340	35	26,394	30	48,918	42
General and administrative	9,538	12	9,790	11	16,288	14
Litigation settlement costs	—	—	4,250	5	—	—
Goodwill and intangible amortization	—	—	886	1	3,548	3
Restructuring (credit) charge	(23,545)	(30)	35,356	40	110,449	95
Impairment of assets	—	—	—	—	3,129	3

Total operating expenses	$31,357	40	$97,743	111	$223,764	193

Interest income (expense)	$(227)	—	$803	1	$4,130	4

Other income (expense), net	$187	—	$2,096	2	$(12,141)	(10)

        Research and development.    Research and development expenses decreased $3.0 million, or 14%, in 2004 compared to 2003, and $20.4 million, or 49%, in 2003 compared to 2002. The decreases in both years were primarily attributable to reductions in staffing levels resulting in decreased salary and salary related costs, as well as other cost-cutting efforts taken as part of our restructuring plan, such as consolidation of facilities.

        Sales and marketing.    Sales and marketing expenses increased $1.0 million, or 4%, in 2004 compared to 2003, and decreased $22.5 million, or 46%, in 2003 compared to 2002. Sales and marketing expenses increased in 2004 due to the launch of the company's latest product, BroadVision Process. In 2003, sales and marketing expenses decreased primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

        General and administrative.    General and administrative expenses decreased $250,000, or 3%, in 2004 compared to 2003, and $6.5 million, or 40%, in 2003 compared to 2002. The decreases in both years were primarily attributable to decreases in salary expenses as a result of reductions in force, professional services expenses as a result of cost cutting measures, reserves of accounts receivable due to better than expected collection efforts and declining accounts receivable balances, and continued facilities consolidations.

        Litigation settlement costs.    During the third quarter of 2003, we settled outstanding litigation which resulted in a charge of $4.3 million. The settlement involved payments for past royalties and certain legal expenses and license fees that were due and payable in future periods. These payments did not have a material effect on our business, financial condition or results of operations.

        Goodwill and intangible amortization.    On April 14, 2000, we acquired all of the outstanding commons stock of Interleaf, Inc., in a transaction accounted for as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of recognizable intangible assets related to the Interleaf transaction was $3.5 million in 2002.

        Restructuring charge.    The Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. In fiscal 2004, the Company reached agreement with several landlords to extinguish approximately $155.0 million of obligations related to excess facility leases, which contributed to a pre-tax net restructuring credit during the year of $23.5 million. Pretax charges of $35.4 million and $110.4 million were recorded during the years ended December 31, 2003 and 2002, respectively. For each period, the Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2004 (in thousands):

	Severance and Benefits	Facilities/Excess Assets	Total
Accrual balances, December 31, 2001	$930	$89,859	$90,789
Restructuring charges	8,707	101,742	110,449
Cash payments	(8,026)	(78,019)	(86,045)
Non-cash portion	(107)	(18,891)	(18,998)

Accrual balances, December 31, 2002	1,504	94,691	96,195
Restructuring charges	1,509	33,847	35,356
Cash payments	(2,342)	(23,829)	(26,171)

Accrual balances, December 31, 2003	671	104,709	105,380
Restructuring charges (credits)	1,114	(24,659)	(23,545)
Cash payments	(961)	(46,711)	(47,672)

Accrual balances, December 31, 2004	$824	$33,339	$34,163

        The severance and benefits accrual for each period included severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the balance sheet date. The facilities/excess assets accrual for each period included future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy, and related leasehold improvement amounts payable subsequent to the balance sheet date for which the provisions of EITF 94-3 or SFAS 146, as applicable, were satisfied. See further discussion below. In determining estimated future sublease income, the following factors were considered, among others: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities.

        The nature of the charges and credits in 2004 were as follows:

        Severance and benefits—The Company recorded a charge of $1.1 million during the twelve months ended December 31, 2004, related to workforce reductions as a component of the Company's restructuring plans executed during the year. The Company estimates that the accrual as of December 31, 2004, will be paid in full by December 31, 2005.

        Facilities/excess assets—During the twelve months ended December 31, 2004, the Company recorded a facilities-related restructuring credit of $24.6 million. During the third and fourth quarters of 2004, the Company reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. The Company made cash payments of $19.0 million during the third quarter and $1.7 million during the fourth quarter, and, as of December 31, 2004, is obligated to make additional cash payments of $21.9 million in fiscal 2005. Standby letters of credit of $21.9 million were issued on our behalf from financial institutions as of December 31, 2004, in favor of the landlords to secure the fiscal 2005 payments. Accordingly, $21.9 million, along with additional letters of credit securing other long-term leases of $2.3 million, has been included in restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004. The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords.

        As a component of the settlement of one of the previous leases, the Company has a residual lease obligation beginning in 2007 of approximately $9.1 million. The Company may make an additional cash payment of $4.5 million if it exercises an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of the facilities related restructuring credit of $24.6 million recorded in fiscal 2004.

        In connection with one of the buyout transactions, the Company issued to the landlord a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. See Note 9 of Notes to Consolidated Financial Statements.

        As of December 31, 2004, $2.8 million of estimated future sublease income is netted against the restructuring accrual.

        The nature of the charges in 2003 is as follows:

        Severance and benefits—The $1.5 million charge in fiscal 2003 related to workforce reductions as a component of the Company's restructuring plans executed during the year.

        Facilities/excess assets—During the twelve months ended December 31, 2003, the Company recorded a facilities-related restructuring charge of $33.8 million. This charge related to the Company's revisions of estimates with respect to the planned future occupancy and anticipated future subleases. These revisions were necessary due to a reduction in planned future BroadVision space needs and a further decline in the market for commercial real estate. The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

        The nature of the charges in 2002 is as follows:

        A pre-tax charge of $110.4 million was recorded during fiscal 2002 to provide for restructuring actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range was estimated at $117.8 million for the charge related to fiscal 2002.

        Severance and benefits—The Company recorded a charge of approximately $8.7 million during fiscal year ended December 31, 2002 for restructuring-related severance and benefit costs. Included in the $8.7 million is $107,000 of non-cash charges related to a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees. The compensation charge was calculated using the Black-Scholes option pricing model. Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company's 2001 restructuring plan. Approximately $8.0 million of severance and benefits and other costs had been paid out during fiscal 2002 and the remaining $1.0 million of severance, payroll taxes and COBRA benefits was paid through December 31, 2003. The Company's restructuring plan included plans to terminate the employment of approximately 430 employees in North and South America and approximately 95 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002, impacting all departments within the Company. The employment of approximately 525 employees was terminated during fiscal year 2002. As a result of these reductions, the Company expected annual salary savings of approximately $44.6 million.

        Facilities/excess assets—During fiscal year 2002, the Company revised its estimates and expectations with respect to its facilities disposition efforts due to further consolidation and abandonment of additional facilities and to account for changes in estimates used in the Company's 2001 restructuring plan based upon actual events and circumstances. Total lease termination costs include the impairment of related assets, remaining lease liabilities and brokerage fees offset by estimated sublease income. The estimated costs of abandoning these leased facilities, including estimated sublease income, were based on market information analyses provided by a commercial real estate brokerage firm retained by the Company. Based on the factors above, a facilities/excess assets charge of $101.7 million was recorded during fiscal year 2002.

        As of December 31, 2004, the total restructuring accrual of $34.2 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.9	$—	$0.9
Excess Facilities	25.4	7.9	33.3

Total	$26.3	$7.9	$34.2

        The Company estimates that the severance and termination accrual will be paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum lease payments
2005	$25.4
2006	6.0
2007	0.9
2008	0.5
2009 and thereafter (through October 2010)	0.5

Total minimum facilities payments	$33.3

        Of this excess facilities accrual, $21.9 million relates to payments due in fiscal 2005 under lease termination agreements, and $11.4 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy. Certain long-term future minimum lease payments were converted into short-term buyout obligations subsequent to December 31, 2004. See Note 12.

        Activity related to the restructuring plans prior to January 1, 2003 is accounted for in accordance with EITF 94-3. Activity after January 1, 2003 is accounted for in accordance with SFAS 146, with the exception of amounts that were the result of changes in assumptions to restructuring plans that were initiated prior to January 1, 2003.

        The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Year Ended December 31, 2004:
Lease cancellations and commitments	$21,683	$9,594	$(9,453)	$21,824
Termination payments to employees and related costs	242	1,114	(991)	365
Write-off on disposal of assets and related costs	—	(1,193)	1,193	—

	$21,925	$9,515	$(9,251)	$22,189

Year Ended December 31, 2003:
Lease cancellations and commitments	$—	$21,683	$—	$21,683
Termination payments to employees and related costs	—	1,535	(1,293)	242
Write-off on disposal of assets and related costs	—	515	(515)	—

	$—	$23,733	$(1,808)	$21,925

        The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Year Ended December 31, 2004:
Lease cancellations and commitments	$83,026	$(32,584)	$—	$(38,927)	$11,515
Termination payments to employees and related costs	429	—	—	30	459
Write-off on disposal of assets and related costs	—	(477)	—	477	—

	$83,455	$(33,061)	$—	$(38,420)	$11,974

Year Ended December 31, 2003:
Lease cancellations and commitments	$94,691	$11,649	$—	$(23,314)	$83,026
Termination payments to employees and related costs	1,425	41	—	(1,037)	429
Write-off on disposal of assets and related costs	79	(41)	(26)	(12)	—

	$96,195	$11,649	$(26)	$(24,363)	$83,455

Year Ended December 31, 2002:
Lease cancellations and commitments	$89,859	$82,851	$—	$(78,019)	$94,691
Termination payments to employees and related costs	817	7,644	—	(7,036)	1,425
Write-off on disposal of assets and related costs	113	19,954	—	(19,988)	79

	$90,789	$110,449	$—	$(105,043)	$96,195

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

        Impairment of goodwill and other intangible assets.    We determined, as of December 31, 2004, that the fair value exceeded our net book value and no impairment of goodwill and other intangible assets was required. Changes in our estimates about future revenues and cash flows could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2004.

Other Income (Expense), net

        Other income (expense), net, consists of the following (in thousands):

	Years Ended December 31,
	2004	%	2003	%	2002	%
	(dollars in thousands)
Interest income (expense), net	$(227)	0%	$803	1%	$4,130	4%
Other income (expense), net	187	0	2,096	2	(12,141)	(10)

        Interest income (expense), net, decreased $1.0 million in 2004 as compared to 2003, as the cash balance of the Company decreased and the Company issued convertible debt, which had the effect of increasing the interest expense. Other income, net, decreased by $1.9 million, or 91%, in 2004 as compared to 2003 as a result of higher foreign currency translation gains during 2003 that did not recur in 2004. In September 2004, the Company sold its interest in the partnership agreement for approximately $576,000 in cash and recorded a loss of approximately $230,000, which is included in "Other income (expense), net".

        Interest income decreased $3.3 million, or 81%, in 2003 compared to 2002. The decrease in 2003 was attributable to decreased cash balances from 2002 to 2003 and lower market interest rates earned on invested cash. Other income (expense), net, for the 2003 fiscal year was $2.1 million as compared to net expense of $12.1 million in 2002. The main reason for the 2003 change was due to realized losses on cost method investments in 2002 that did not recur in 2003 in other expense.

Income Taxes

        We recorded income tax (benefits) provisions of ($309,000), $439,000, and $7.6 million for the years ended December 31, 2004, 2003 and 2002, respectively. For the year ended December 31, 2004, the tax benefit relates primarily to the income tax reserves decreasing during the fiscal year. The tax expense, excluding the portion of the tax benefit, relates to foreign withholding taxes and state income taxes. For the year ended December 31, 2003, the tax expense mainly relates to foreign withholding taxes and state income taxes. For the year ended December 31, 2002, $6.3 million of the $7.6 million relates to a valuation provision for our deferred tax asset recorded in the second quarter of fiscal 2002.

The tax expense, excluding the deferred tax asset valuation provision, mainly relates to foreign withholding taxes and state income taxes.

Liquidity and Capital Resources

	December 31,
	2004	2003
	(dollars in thousands)
Cash, cash equivalents and short-term investments	$41,851	$78,776
Long-term investments	$—	$—
Restricted cash and investments	$24,256	$19,827
Working capital (deficit)	$(18,136)	$748
Current ratio	0.82	1.00

        As of December 31, 2004, cash, cash equivalents and cash investments (including restricted cash) totaled $66.1 million, which represents a decrease of $32.5 million as compared to a balance of $98.6 million at December 31, 2003. This decrease was primarily attributable to net cash used for operations, repayment of outstanding debt, and settlement of outstanding lease obligations.

        On November 10, 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. The Company issued an initial $16.0 million of debentures which will be convertible into common stock at a fixed conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum and are repayable beginning in June 2005 for a period of up to three years, depending on the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that the Company obtains shareholder approval, common stock of the Company. The agreement provides for an additional $4.0 million of convertible debentures to be issued to the investors at the option of the investors, or, under certain circumstances, at the Company's option. Investors also received warrants to purchase approximately 1.7 million shares of the Company's common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.

        We have a credit facility with Silicon Valley Bank that includes term loans in the form of promissory notes and a revolving line of credit (the "SVB Facilities") for up to $20.0 million as of December 31, 2004. Borrowings under the revolving line of credit are collateralized by all of our assets and bear interest at the bank's prime rate. The amended and restated loan and security agreement requires us to maintain certain levels in cash and cash equivalents and short-term investments (excluding restricted cash, long-term investments and equity investments). Additionally, the amended and restated loan and security agreement requires us to maintain certain levels on deposit with our commercial lender and certain quarterly operating levels and ratios. At December 31, 2004 and 2003, $20.0 million and $27.0 million, respectively, was outstanding under the line of credit. Interest is due monthly and principal is due at expiration in February 2005.

        Under the term loan portion of the SVB Facilities, we have outstanding term debt borrowings and the total outstanding amounts of these loans was $1.0 million as of December 31, 2004 and $1.9 million as of December 31, 2003. Interest on these term loans is at the bank's prime rate (5.25% as of December 31, 2004 and 4.00% as of December 31, 2003) plus up to 1.25%. Principal and interest are due in consecutive monthly payments through maturity of these term loans. Principal payments of $637,000 are due in 2005, and payments of $390,000 are due thereafter. As of December 31, 2004 and 2003, commitments totaling $24.3 million and $19.8 million, respectively, in the form of standby letters of credit were issued and outstanding from financial institutions in favor of several landlords to secure obligations under our facility leases or under related buyout agreements. These letters of credit are collateralized by a security agreement, under which we are required to maintain an equal amount of cash in a restricted specified interest bearing account. Accordingly, $24.3 million and $19.8 million have been presented as restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004 and December 31, 2003, respectively.

Cash Used For Operating Activities

        Cash used for operating activities was $41.9 million, $23.1 million and $99.2 million for fiscal 2004, 2003 and 2002, respectively. The primary reason for the net cash used for operating activities in 2004 was due to buyout payments to settle long-term lease obligations. As a result of the settlement of future lease obligations during the third and fourth quarters of fiscal 2004, we paid $20.7 million in cash to extinguish future lease obligations, and we agreed to pay a further $21.9 million in fiscal 2005. Also impacting cash flows from operations in fiscal 2004 was a net loss of $2.9 million (before restructuring credits related to real estate transactions), a $1.6 million release of doubtful accounts and reserves and a $7.0 million decline in unearned revenue and deferred maintenance. There were also several non-cash items, including non-cash depreciation and amortization expense of $3.7 million, a non-cash restructuring reversal of $24.9 million and changes to balance sheet accounts, including a decrease in accounts receivable, prepaid expenses and other current assets of $5.1 million and an increase in accounts payable and accrued expenses of $2.2 million.

        The primary reason for the net cash used for operating activities for fiscal 2003 was due to the net loss of $35.5 million adjusted for certain non-cash items such as depreciation expense, amortization of prepaid royalties and amortization of intangibles. Decreases in accounts payable and accrued expenses of $8.1 million and in unearned revenues and deferred maintenance of $11.7 million contributed to the use of cash, offset by decreases in other noncurrent assets of $1.9 million, in accounts receivable of $8.3 million and in prepaids and other of $1.6 million and an increase in the restructuring reserves of $7.5 million. Net cash used for operating activities for the year ended December 31, 2002 was primarily attributed to the net loss of $170.5 million adjusted for certain non-cash items such as depreciation expense, amortization of prepaid royalties, amortization of intangibles, impairment of assets, non-cash restructuring charge, accounts receivable reserves and provision for deferred tax asset valuation as well as a decrease in accounts payable and accrued expenses, a decrease in unearned revenues and deferred maintenance, a decrease in other noncurrent assets, partially offset by decreases in accounts receivable and in prepaids and other, and an increase in the restructuring reserves.

Cash Provided By (Used For) Investing Activities

        Cash used for investing activities in fiscal 2004 was $3.8 million, primarily as a result of transfers to restricted cash. Cash provided by investing activities of $22.0 million for fiscal 2003 and $73.9 million for fiscal 2002 primarily consisted of net sales/maturities of investments.

        Capital expenditures were $730,000 for fiscal 2004, $131,000 for fiscal 2003 and $1.1 million for fiscal 2002. Our capital expenditures have consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

Cash Provided By Financing Activities

        Cash provided by financing activities was $8.9 million in fiscal 2004, $2.5 million for fiscal 2003 and $26.9 million for fiscal 2002. On November 10, 2004, the Company entered into a definitive agreement for the private placement of convertible debentures and a related warrant to five institutional investors, which provided $14.9 million in net proceeds after issuance costs. Offsetting this was a $7.0 million reduction in bank borrowings and bank term debt principal payments of $0.9 million in fiscal 2004. In fiscal 2003 and 2002, cash provided by financing activities consisted mostly of proceeds from borrowings under our line of credit facility.

Leases and Other Contractual Obligations

        We lease our headquarters facilities and other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

        A summary of total future minimum lease payments under noncancelable operating lease agreements, including future minimum facilities payments for properties that are part of restructuring is as follows (in millions):

Years ending December 31,	Total future minimum lease payments
2005	$25.4
2006	6.0
2007	0.9
2008	0.5
2009 and thereafter (through October 2010)	0.5

Total minimum facilities payments	$33.3

        Of this accrual, $21.9 million relates to payments due in fiscal 2005 under lease termination agreements, and $11.4 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy. The future minimum lease payment accrual is net of approximately $2.8 million of sublease income to be received under non-cancelable sublease agreements signed prior to December 31, 2004.

        The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in millions):

Less than 1 year	$21.9
1-3 years	0.6
4-5 years	0.8
Over 5 years	1.0

Total	$24.3

        Restricted cash represents collateral for these letters of credit.

        During the third and fourth quarters of 2004, the Company reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. The Company made cash payments of $19.0 million during the third quarter and $1.7 million in the fourth quarter, and, as of December 31, 2004, is obligated to make additional cash payments of $21.9 million in fiscal 2005. Standby letters of credit of $21.9 million were issued on our behalf from financial institutions as of December 31, 2004 in favor of our landlords to secure the fiscal 2005 payments. Accordingly, $21.9 million, along with additional letters of credit securing other long-term leases of $2.3 million, has been included in restricted cash in the accompanying Consolidated Balance Sheet at December 31, 2004. The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords. In addition, the Company issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.

        As a component of the settlement of one of the previous leases, the Company has a residual lease obligation beginning in 2007 of approximately $9.1 million. The Company may make an additional cash payment of $4.5 million if it exercises an option to terminate the residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is part of our computation of the restructuring credit of $23.5 million recorded in the year ended December 31, 2004.

        The Company does not anticipate additional significant facilities-related restructuring charges or credits in future periods, although no assurances are provided.

Factors That May Affect Future Liquidity

        The following table summarizes our contractual obligations as of December 31, 2004 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letters of credit.

	Total	Less than 1 year	1-3 years	4-5 years	Over 5 years
	(in millions)
Letters of credit	$24.3	$21.9	$0.6	$0.8	$1.0
Long-term debt	1.0	0.6	0.4	—	—
SVB facility	20.0	20.0	—	—	—
Non-cancelable operating leases	4.8	2.2	1.9	0.7	—

	$50.1	$44.7	$2.9	$1.5	$1.0

        In addition to the above obligations, in November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. The Company issued an initial $16.0 million of debentures which will be convertible into common stock at a fixed conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum and are repayable beginning in June 2005 for a period of up to three years, depending on the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that the Company obtains shareholder approval, common stock of the Company. The Company intends to pay these debentures by issuing stock. If the Company were to repay these debentures with cash, the repayment would represent a significant use of capital.

        We anticipate that future operating expenses will be significant. As a result, our net future cash flows will depend heavily on the level of future revenues, as well as our ability to further restructure operations successfully and our ability to manage infrastructure costs.

        We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents and short-term investment resources, our anticipated cash flows from operations and anticipated cash flows from subleases. However, we could experience unforeseen circumstances, such as a worsening economic downturn, that may have a significant negative impact on our anticipated cash inflows from operations, and that may increase our use of available cash or our need to obtain additional financing. Also, we may find it necessary to obtain additional equity or debt financing in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

        We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. There can be no assurance that additional financing will be available on acceptable terms, if at all. If adequate funds are not available or are not available on acceptable terms, we may be required to significantly downsize our operation. In the event of such a downsizing, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

        The convertible notes allow the noteholders to require redemption of the notes upon the occurrence of various events of default, such as the termination of trading of our common stock on the Nasdaq National Market, or specified change of control transactions. In such a situation, we may be required to redeem all or part of the convertible notes including payment of applicable interest and penalties. These payments must be made within 5 business days of receipt of a notice of redemption. Some of the events of default include matters over which we may have some, little or no control. Many other events of default are described in the agreements we executed when we issued the convertible notes. If an event of default or a change of control occurs, we may be unable to pay the redemption price in cash. Any such redemption could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible notes, nor do we anticipate doing so.

Factors That May Affect Future Operating Results

        We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, among others, the timing of introductions or enhancements of products and services by us or our competitors, market acceptance of new products, the mix of our products sold, changes in pricing policies by us or our competitors, our ability to retain customers, changes in our sales incentive plans, budgeting cycles of our customers, customer order deferrals in anticipation of new products or enhancements by us or our competitors, non-renewal of maintenance agreements, product life cycles, changes in strategy, seasonal trends, the mix of distribution channels through which our products are sold, the mix of international and domestic sales, the rate at which new sales people become productive, changes in the level of operating expenses to support projected growth and general economic conditions. We anticipate that a significant portion of our revenues will be derived from a limited number of orders, and the timing of receipt and fulfillment of any such orders is expected to cause material fluctuations in our operating results, particularly on a quarterly basis. Due to the foregoing factors, quarterly revenues and operating results are difficult to forecast, and we believe that period-to-period comparisons of our operating results will not necessarily be meaningful and should not be relied upon as any indication of future performance. It is likely that our future quarterly operating results from time to time will not meet the expectations of market analysts or investors, which may have an adverse effect on the price of our common stock.

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

        We renewed and amended our commercial line of credit during November 2004. The SVB Facility is secured by substantially all of our owned assets. At December 31, 2004, $20.0 million was outstanding under the line of credit. Interest is due monthly and principal is due at expiration in February 2005. The primary financial covenant under the SVB Facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which Silicon Valley Bank may, among other things, accelerate the payment of the facility.

        In connection with our repayment of outstanding debentures, if we repay them in cash and need to use existing cash or liquidate investments, we may have to further restructure our operations.

        So long as $5 million is outstanding under the convertible notes, the Company may be required to make additional payments under the notes if either of the following events occur: 1) our U.S. net cash balance falls below $10 million, or 2) our worldwide net cash balance falls below $15 million (each a "Net Cash Deficiency"). In either of these circumstances, we shall provide notice to the holders of the Net Cash Deficiency on the date of our quarterly results announcement. For a period of seven business days after our notice to the holders, each holder may provide us a notice requiring us to pay their proportional share of a special installment amount, equal to $1 million for all holders, monthly until there is no longer a Net Cash Deficiency at the end of a calendar quarter. Our payment of these additional installment amounts may be in cash and/or common stock pursuant to similar terms as the payment of regular installment amounts. Any requirement that we make any such payments in cash could leave us with insufficient working capital for our business.

Quarterly Results of Operations

        The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2004, as well as that data expressed as a percentage of our total revenues for the periods indicated.

        This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.

        The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included in this Form 10-K. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
	(in thousands)
(UNAUDITED)
Statement of Operations Data:
Revenues:
Software licenses	$7,292	$4,654	$7,097	$7,840	$10,355	$5,076	$6,824	$7,975
Services	12,471	12,570	13,031	13,049	12,897	13,493	14,981	16,480

Total revenues	19,763	17,224	20,128	20,889	23,252	18,569	21,805	24,455
Cost of revenues:
Cost of software licenses	156	256	313	578	1,012	666	495	388
Cost of services	6,008	6,391	6,302	6,277	6,058	5,915	7,177	6,558

Total cost of revenues	6,164	6,647	6,615	6,855	7,070	6,581	7,672	6,946

Gross profit	13,599	10,577	13,513	14,034	16,182	11,988	14,133	17,509
Operating expenses:
Research and development	4,027	4,600	4,509	4,888	4,386	4,467	6,063	6,151
Sales and marketing	6,974	6,020	7,480	6,866	6,809	6,710	6,043	6,832
General and administrative	2,386	2,335	2,400	2,417	2,203	2,885	2,413	2,288
Litigation settlement costs	—	—	—	—	—	4,250	—	—
Goodwill and intangible amortization	—	—	—	—	—	—	—	887
Restructuring charge (credit)	660	(25,454)	679	570	21,995	4,509	7,817	1,035

Total operating expenses (credit)	14,047	(12,499)	15,068	14,741	35,393	22,821	22,336	17,193

Operating (loss) income	(448)	23,076	(1,555)	(707)	(19,211)	(10,833)	(8,203)	316
Other, net	62	304	63	(160)	262	568	608	1,021

Net (loss) income	$(386)	$23,380	$(1,492)	$(867)	$(18,949)	$(10,265)	$(7,595)	$1,337

Basic net (loss) income per share	$(0.01)	$0.70	$(0.04)	$(0.03)	$(0.57)	$(0.31)	$(0.23)	$0.04

Dilute net (loss) income per share	$(0.01)	$0.69	$(0.04)	$(0.03)	$(0.57)	$(0.31)	$(0.23)	$0.04

Shares used in computing basic net (loss) income per share	33,768	33,599	33,476	33,300	33,080	32,906	32,751	32,447

Shares used in computing diluted net (loss) income per share	33,768	34,052	33,476	33,300	33,080	32,906	32,751	34,727

	Dec. 31, 2004	Sep. 30, 2004	June 30, 2004	Mar. 31, 2004	Dec. 31, 2003	Sep. 30, 2003	June 30, 2003	Mar. 31, 2003
As a Percentage of Revenues:
Revenues:
Software licenses	37%	27%	35%	38%	45%	27%	31%	33%
Services	63	73	65	62	55	73	69	67

Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	1	2	2	3	4	4	2	2
Cost of services	30	37	31	30	26	32	33	27

Total cost of revenues	31	39	33	33	30	36	35	29

Gross profit	69	61	67	67	70	64	65	71
Operating expenses:
Research and development	21	27	22	23	19	24	28	25
Sales and marketing	35	35	37	33	29	36	27	28
General and administrative	12	13	12	12	9	16	11	9
Litigation settlement costs	—	—	—	—	—	23	—	—
Goodwill and intangible amortization	—	—	—	—	—	—	—	4
Restructuring charge	3	(148)	4	3	95	24	36	4

Total operating expenses	71	(73)	75	71	152	123	102	70

Operating (loss) income	(2)	134	(8)	(3)	(83)	(58)	(38)	1
Other, net	—	2	1	(1)	1	3	3	4

Net (loss) income	(2)%	136%	(7)%	(4)%	(82)%	(55)%	(35)%	5%

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

RECENT ACCOUNTING PRONOUNCEMENTS

        In January 2003, the FASB issued Interpretation No. 46 ("FIN 46"), "Consolidation of Variable Interest Entities." FIN 46 expands upon and strengthens existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. A variable interest entity is a corporation, partnership, trust or any other legal structure used for business purposes that either (i) does not have equity investors with voting rights or (ii) has equity investors that do not provide sufficient financial resources for the entity to support its activities. FIN 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or is entitled to receive a majority of the entity's residual returns or both. The consolidation requirements of FIN 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after December 15, 2003. Disclosure requirements apply to any financial statements issued after January 31, 2003. We do not expect the adoption of SFAS 146 to have a material impact on our consolidated financial position, results of operations or cash flows.

        In May 2003, the FASB issued SFAS 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS 150 requires that certain financial instruments, which under previous guidance were accounted for as equity, must now be accounted for as liabilities.

        The financial instruments affected include mandatorily redeemable stock, certain financial instruments that require or may require the issuer to buy back some of its shares in exchange for cash or other assets and certain obligations that can be settled with shares of stock. SFAS 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS 123R, which replaces SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123, and supercedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We have not yet determined the method of adoption or the effect of adopting SFAS 123R. We are assessing the requirements of SFAS 123R and expect that its adoption will have a material impact on the Company's results of operations and earnings (loss) per share.

        In December 2004, the FASB issued SFAS No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

RISK FACTORS

        The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In that event, the trading price of our common stock could decline.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of our common stock.

        Since 2000, we have incurred substantial net operating losses and have not achieved positive cash flows from operations. For the year ended December 31, 2004, we had a net loss, before a gain related to a real estate transaction, of $2.9 million. As of December 31, 2004, we had an accumulated deficit of approximately $1.2 billion.

        Given our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we are likely to incur losses and negative cash flows. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenue, we will not be able to achieve or sustain operating profitability on a consistent basis, if at all. We are continuing efforts to reduce and control our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including unplanned uses of cash, the inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may be required to significantly downsize our operation. Further, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate our business.

        Our failure to operate profitably or control negative cash flows on a quarterly or annual basis could harm our business and the value of our common stock. If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

Our management identified three material weaknesses in the effectiveness of our internal control over financial reporting as of December 31, 2004 that, if not remedied, could result in material misstatements in our financial statements, cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified the following three material weaknesses:

1.
Two senior accounting managers in our finance department, with a combined ten years of experience working for us, resigned during the fourth quarter of 2004, and we failed to either hire adequate replacements or adequately train and supervise our existing accounting staff to ensure that the absence of the senior accounting managers would not negatively impact our controls over financial reporting.

2.
Management reviews of key account reconciliations failed to detect inconsistencies between amounts stated in the reconciliations of the respective accounts and the general ledger. These failures are also attributed to inadequate staffing and training, as further described in the preceding paragraph.

3.
Our procedures for reviewing the accuracy of maintenance contract data were inadequate and could result in a failure to detect and correct keypunch or other errors or omissions.

        As further described in Item 9A of this report, while we believe we have fully remediated the third material weakness associated with the accuracy of our maintenance contract data, remediation of the other two material weaknesses that relate to inadequate staffing and training is dependent upon filling the open position and retaining existing employees and therefore we are currently unable to determine when this material weakness will be fully remediated. In addition, we cannot assure you that additional material weaknesses in our internal control will not be discovered in the future. Any failure to remediate material weaknesses in our internal control over financial reporting could cause our reported operating results to be unreliable, cause us to fail to meet our reporting obligations or result in material misstatements in our financial statements. Inferior internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

Our business currently depends on revenue related to our BroadVision Self-Service Suite, and if the market does not increasingly accept this product and related products and services, our revenue may continue to decline.

        We generate our revenue from licenses of the BroadVision Self-Service Suite, including process, commerce, portal and content management and related products and services. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. If new and future versions and updates of our products and services do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline.

If we are unable to keep pace with the rapid technological changes in online commerce and communication, our products and services may fail to be competitive.

        Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in Internet commerce and communication. Failure to be competitive could cause our revenue to decline. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

  •
  develop leading technologies;

  •
  enhance our existing products and services;

  •
  develop new products and services that address the increasingly sophisticated and varied needs of our prospective customers; and

  •
  respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

Our sales and product implementation cycles are lengthy and subject to delay, which make it difficult to predict our quarterly results.

        Our sales and product implementation cycles generally span months. Delays in customer orders or product implementations, which are difficult to predict, can affect the timing of revenue recognition and adversely affect our quarterly operating results. Licensing our products is often an enterprise-wide decision by prospective customers. The importance of this decision requires that we engage in a lengthy sales cycle with prospective customers. A successful sales cycle may last up to nine months or longer. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business condition and purchasing cycle of each prospective customer, and the performance of our technology partners, systems integrators and resellers. The implementation of our products can also be time and resource intensive, and subject to unexpected delays. Delays in either product sales or implementations could cause our operating results to vary significantly from quarter to quarter.

Actions being taken to improve our revenue may not be effective and the expected benefits may not be realized when expected or at all.

        In March 2004, we announced the Company's latest product, "BroadVision Process," and presented this product in a worldwide multi-city "Energizing e-Business World Tour." In addition, we have recently taken a number of steps in an effort to improve our sales processes and/or increase revenue including: increasing our spending on variable marketing programs and hiring additional marketing personnel; reorganizing our sales force; hiring a new Senior Vice President, Business Development, and several other senior sales managers; and implementing changes in our sales methodology. While these initiatives are intended to increase our revenue, they may not be successful. The new additions to management may not be as effective as anticipated. In addition, the implementation of new methodologies and the retraining process involved in developing sales for our new products may adversely impact revenue by creating longer sales cycles during the transition period.

Because our quarterly operating results are volatile and difficult to predict, our quarterly operating results in one or future periods are likely to fluctuate significantly, which could cause our stock price to decline if we fail to meet the expectations of securities analysts or investors.

        Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended September 30, 2003, December 31, 2003 and March 31, 2004, our revenues declined 15%, increased 25% and declined 10%, respectively, as compared to the previous fiscal quarter. In the quarters ended June 30, 2003, September 30, 2003 and December 31, 2003, our revenues declined 8%, 7% and 15%, respectively, as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected of securities analysts or investors, our stock price is likely to decline.

        We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

  •
  introduction of products and services and enhancements by us and our competitors;

  •
  competitive factors that affect our pricing;

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

  •
  changes in the level of operating expenses to support projected growth;

  •
  increase in the amount of third party products and services that we use in our products or resell with royalties attached;

  •
  fluctuations in the recorded value of outstanding common stock warrants that will be based upon changes to the underlying market value of our common stock;

  •
  the timing of receipt and fulfillment of significant orders; and

  •
  costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

        As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons are not accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If we are unable to adjust spending in a timely manner to compensate for any revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, we would expect to experience an immediate and significant decline in the trading price of our stock.

Because a significant portion of our sales activity occurs at the end of each fiscal quarter, delays in a relatively small number of license transactions could adversely affect our quarterly operating results.

        A significant proportion, generally 47% to 56%, of our sales are concentrated in the last month of each fiscal quarter. Gross margins are high for our license transactions. Customers and prospective customers may use these conditions in an attempt to obtain more favorable terms. While we endeavor to avoid making concessions that could result in lower margins, the negotiations often result in delays in closing license transactions. Small delays in a relatively small number of license transactions could have a significant impact on our reported operating results for that quarter.

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

        We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001 and 449 at the end of 2002 and 367 at the end of 2003. As of December 31, 2004, we have a total of 337 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have an immediate use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155.0 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

Modifications to our business and operations may not result in a reduced cost structure as anticipated and may otherwise adversely impact our productivity.

        Since 2000, we have substantially modified our business and operations in order to reduce our cost structure. These modifications included closing facilities, reducing liability for idle lease space and reducing our employee headcount, while maintaining sales efforts and providing continuing customer support by reallocating the workload among continuing employees. We may not realize anticipated reductions in our cost structure, which will delay or prevent us from achieving sustained profitability. In addition, these modifications may result in lower revenues as a result of the decreased headcount in our sales and marketing and professional services groups, or other adverse impacts on productivity that we did not anticipate.

We are dependent on direct sales personnel and third-party distribution channels to achieve revenue growth.

        To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting, training and retaining sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and take time to achieve full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire and retain sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, under which partners have agreed to resell and support our current BroadVision product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach or for convenience upon 90 days' notice prior to the end of any annual term. Termination of any of these alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to maintain and expand our direct sales force or other distribution channels, our revenues may not grow or they may decline.

Competition with resellers could limit our sales opportunities and jeopardize these relationships.

        We sell products through resellers and third-party systems integrators. In some instances, we target our direct selling efforts toward markets that are also served by some of these resellers. This competition may adversely impact our revenue by limiting our ability to sell our products and services directly in these markets and jeopardizing, or resulting in termination of, these relationships.

Failure to maintain relationships with third-party systems integrators could harm our ability to achieve our business plan.

        Our relationships with third-party systems integrators who deploy our products have been a key factor in our overall business strategy, particularly because many of our current and prospective customers rely on integrators to develop, deploy and manage their online marketplaces. Our efforts to manage our relationships with systems integrators may not succeed, which could harm our ability to achieve our business plan due to a variety of factors, including:

  •
  Systems integrators may not view their relationships with us as valuable to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.

  •
  Under our business model, we often rely on our system integrators' employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or inadequate.

  •
  Systems integrators may attempt to market their own products and services rather than ours.

  •
  Our competitors may have stronger relationships with our systems integrators than us and, as a result, these integrators may recommend a competitor's products and services over ours.

  •
  If we lose our relationships with our systems integrators, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

We may be unable to manage or grow our international operations, which could impair our overall growth.

        We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2004, approximately 52% of our revenues were derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

        As we rely heavily on our operations outside of North America, we are subject to significant risks of doing business internationally, including:

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

        The market for our products is intensely competitive. We expect competition in this market to persist and increase in the future. If we fail to compete successfully with current or future competitors, we may be unable to attract and retain customers. Increased competition could also result in price reductions for our products and lower profit margins and reduced market share, any of which could harm our business, results of operations and financial condition.

        Many of our competitors have significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors' prices or price reductions, and we may fail to win customers that choose to purchase an information technology solution as part of a broader software and services package. As a result, we may be unable to compete successfully with current or new competitors.

Our success and competitive position will depend on our ability to protect our proprietary technology.

        Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998, on elements of the BroadVision platform, which covers electronic commerce operations common in today's web business. We also hold a U.S. patent, issued in November 1996, acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents.

        Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business. We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "iGuide", "BroadVision Self-Service Suite", "BroadVision Process", "BroadVision Commerce", "Broadvision Portal", "BroadVision Content" and Interleaf as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers. As a matter of company policy, we enter into confidentiality and assignment agreements with our employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property.

A breach of the encryption technology that we use could expose us to liability and harm our reputation, causing a loss of customers.

        If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including OpenSSL and public key cryptography technology featuring the major encryption algorithms RC2 and MDS, to provide the security and authentication necessary to effect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.

The loss or malfunction of technology licensed from third parties could delay the introduction of our products and services.

        We rely in part on technology that we license from third parties, including relational database management systems from Oracle and Sybase, Informix object request broker software from IONA Technologies PLC, and database access technology from Rogue Wave Software. The loss or malfunction of any of these technology licenses could harm our business. We integrate or sublicense this technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology licensed from Open SSL. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. Moreover, the licensed technology may contain defects that we cannot control. Problems with our technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could adversely affect our results of operations.

Our executive officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

        Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business environment has had a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

Limitations on the online collection of profile information could impair the effectiveness of our products.

        Online users' resistance to providing personal data, and laws and regulations prohibiting use of personal data gathered online without express consent or requiring businesses to notify their web site visitors of the possible dissemination of their personal data, could limit the effectiveness of our products. This in turn could adversely affect our sales and results of operations. One of the principal features of our products is the ability to develop and maintain profiles of online users to assist business managers in determining the nature of the content to be provided to these online users. Typically, profile information is captured when consumers, business customers and employees visit a web site and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Profiles can be augmented over time through the subsequent collection of usage data. Although our products are designed to enable the development of applications that permit web site visitors to prevent the distribution of any of their personal data beyond that specific web site, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. The mere perception by prospective customers that substantial security and privacy concerns exist among online users, whether or not valid, may indirectly inhibit market acceptance of our products. In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

We may not have adequate back-up systems, and natural or manmade disasters could damage our operations, reduce our revenue and lead to a loss of customers.

        We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which reside on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001. Although we do have a backup generator that would maintain critical operations, this generator could fail. We also have significantly reduced our workforce in a short period of time, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

Our stock price has been and is likely to continue to be highly volatile.

        The trading price of our common stock has been and is likely to continue to be highly volatile. For example, the trading price of our common stock has ranged from $2.05 per share to $9.05 per share between January 1, 2004 and December 31, 2004. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

  •
  quarterly variations in operating results;

  •
  announcements of technological innovations;

  •
  announcements of new software or services by us or our competitors;

  •
  changes in financial estimates by securities analysts;

  •
  general economic conditions; or

  •
  other events or factors that are beyond our control.

        In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of our common stock. In the past, following declines in the market price of a company's securities, securities class action litigation, such as the class action lawsuits filed against us and certain of our officers and directors in early 2001, has often been instituted against that company. Litigation could result in substantial costs and a diversion of management's attention and resources.

If we are required to raise additional funds, we may be unable to obtain these funds on terms acceptable to us or at all.

        The operation of our business will require significant capital to fund our operating expenses, working capital needs and capital expenditures. During the next 12 months, we expect to meet our cash requirements with existing cash and cash equivalents and short-term investments, cash flow from sales of our products and services and proceeds from existing and future working capital lines of credit and other borrowings. We may need to raise additional funds in the future, for example, to fund operations, develop new technologies, respond to competitive pressures or acquire complementary businesses. We may try to raise additional funds through public or private financings, strategic relationships or other arrangements. Our ability to obtain debt or equity funding will depend on a number of factors, including restrictive covenants contained in our current convertible note agreements and credit facilities, market conditions, our operating performance and investor interest. Additional funding may not be available to us on acceptable terms or at all. If adequate funds are not available, we may be required to revise our business plan to reduce expenditures, including curtailing our growth strategies, foregoing acquisitions or reducing our product development efforts. Our failure to generate sufficient cash flows from sales of products and services or to raise sufficient funds may require us to delay or abandon some or all of our development plans or otherwise forego market opportunities. If we raise additional funds through the issuance of equity securities, the issuance could result in substantial dilution to existing stockholders.

Our indebtedness and debt service obligations may adversely affect our cash flow.

        As of September 2004, our obligations for debt payments were limited to our outstanding commercial credit facilities. In November 2004, we completed the private placement of $16.0 million of convertible notes. The private placement agreement provides for interest to be paid at six percent per annum on the outstanding principal balance, and an additional $4.0 million of convertible notes to be issued to the investors at the option of the investors or, under certain circumstances, at our option. Principal repayments are generally due under the notes in fifteen ratable, monthly amounts beginning June 1, 2005. Should we be legally unable to issue shares of our common stock upon conversion of the convertible notes, we will be required to pay those obligations in cash. We expect to be able to fulfill the above obligations both from cash generated by our operations and from our existing cash and investments. If we are unable to generate sufficient cash to meet these obligations and need to use existing cash or liquidate investments in order to fund our current debt service obligations, including repayment of the principal and payment of the convertible notes, we may have to further restructure our operations.

        Our indebtedness could have significant additional negative consequences, including, but not limited to:

  •
  requiring the dedication of a substantial portion of our expected cash flow from operations to service our indebtedness, thereby reducing the amount of our expected cash flow available for other purposes, including capital expenditures;

  •
  increasing our vulnerability to general adverse economic and industry conditions;

  •
  limiting our ability to obtain additional financing;

  •
  limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete; and

  •
  placing us at a possible competitive disadvantage to less leveraged competitors and competitors that have better access to capital resources.

Issuance of the shares of common stock upon conversion of convertible notes, payment of interest, and exercise of warrants will dilute the ownership interest of existing stockholders and could adversely affect the market price of our common stock.

        The issuance of shares of common stock in the following circumstances will dilute the ownership interests of existing stockholders: (1) upon conversion of some or all of the convertible notes (including convertible notes issuable upon exercise of additional investment rights), (2) as obligations to repay principal under the convertible notes in lieu of cash payments at our option, (3) as interest on the convertible notes, and (4) upon exercise of the warrants. Any sales in the public market of this common stock could adversely affect prevailing market prices of our common stock. In addition, the existence of these convertible notes and warrants may encourage short selling by market participants.

The convertible notes provide that upon the occurrence of various events of default and change of control transactions, the noteholders would be entitled to require us to redeem the notes for cash. If an event of default or change of control occurs, we may be unable to redeem the notes, and any redemption may leave us with little or no working capital in our business.

        The convertible notes allow the noteholders to require redemption of the notes upon the occurrence of various events of default, such as the termination of trading of our common stock on the Nasdaq National Market, or specified change of control transactions. In such a situation, we may be required to redeem all or part of the convertible notes including payment of applicable interest and penalties. These payments must be made within 5 business days of receipt of a notice of redemption. Some of the events of default include matters over which we may have some, little or no control. Many other events of default are described in the agreements we executed when we issued the convertible notes. If an event of default or a change of control occurs, we may be unable to pay the redemption price in cash. Any such redemption could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible notes, nor do we anticipate doing so.

If our net cash balance falls below certain defined levels, we may be required to make additional payments to the noteholders, and any such cash payments may leave us with little or no working capital in our business.

        So long as $5 million is outstanding under the convertible notes, we may be required to make additional payments under the notes if either of the following events occur: 1) our U.S. net cash balance falls below $10 million, or 2) our worldwide net cash balance falls below $15 million (each a "Net Cash Deficiency"). In either of these circumstances, we shall provide notice to the holders of the Net Cash Deficiency on the date of our quarterly results announcement. For a period of seven business days after our notice to the holders, each holder may provide us a notice requiring us to pay their proportional share of a special installment amount, equal to $1 million for all holders, monthly until there is no longer a Net Cash Deficiency at the end of a calendar quarter. Our payment of these additional amounts may be in cash and/or common stock pursuant to similar terms as the payment of regular installment amounts. Any requirement that we make any such payments in cash could leave us with insufficient working capital for our business.

If we cannot obtain the required stockholder approval to issue common stock at the time that an installment payment comes due under the convertible notes, the selling stockholders would be entitled to require us to immediately pay the amount owed in cash, and any such payment may leave us with little or no working capital in our business.

        Stockholder approval will be required for us to pay certain installment payments under the convertible notes with shares of our common stock. In the event that stockholder approval is not obtained, we will be required to pay such installment payments in cash. Any such payments in cash could leave us with insufficient working capital for our business.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

        Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2004 and 2003. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, Short-Term Investments, Long-Term Investments

        We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term cash investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash investments that serve as collateral for financial instruments such as letters of credit are classified as restricted. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current.

        Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total short-term and long-term investment unrealized gains (losses) was $49,000 as of December 31, 2003. Total realized gains during fiscal years 2004 and 2003 were $573,000 and $1.1 million, respectively.

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2004 and 2003 (in thousands):

					Classified on Balance Sheet as:
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Restricted Cash and Investments, Current	Restricted Cash and Investments, Non-Current
As of December 31, 2004:
Cash and certificates of deposits	$55,240	$—	$—	$55,240	$30,984	$21,933	$2,323
Money market	10,867	—	—	10,867	10,867	—	—

Total	$66,107	$—	$—	$66,107	$41,851	$21,933	$2,323

As of December 31, 2003:
Cash and certificates of deposits	$65,592	$—	$—	$65,592	$65,592	$—	$—
Money market	32,603	—	—	32,603	13,184	—	19,419
Corporate notes/bonds	408	—	—	408	—	—	408

Total	$98,603	$—	$—	$98,603	$78,776	$—	$19,827

Concentrations of Credit Risk

        Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the years ended December 31, 2004, 2003, and 2002, no customer accounted for more than 10% of total revenue. As December 31, 2003, one customer individually accounted for more than 10% of accounts receivable.

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

Foreign Currency

        We license products and maintain significant operations in foreign countries. Fluctuations in the value of foreign currencies, principally the Euro, relative to the United States dollar have impacted our operating results in the past and may do so in the future. We expect that international license, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

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

        The total fair value of our cost-method, long-term equity investments in public and non-public companies as of December 31, 2004 was $574,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

        The following consolidated financial statements and the related notes thereto of BroadVision, Inc. and the Report of Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of BroadVision, Inc. and Subsidiaries:

        We have audited the accompanying consolidated balance sheets of BroadVision, Inc. (the "Company") as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

        We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. at December 31, 2004 and 2003, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company's internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 11, 2005 expressed an unqualified opinion on management's assessment of the effectiveness of internal control over financial reporting and an adverse opinion on the effectiveness of internal control over financial reporting due the existence of material weaknesses.

/s/ BDO Seidman, LLP

San Jose, California
March 11, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of BroadVision, Inc. and Subsidiaries:

        We have audited management's assessment, included in the accompanying Management's Report on Internal Control over Financial Reporting, that BroadVision, Inc. and Subsidiaries (the "Company") did not maintain effective internal control over financial reporting as of December 31, 2004, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management's assessment and an opinion on the effectiveness of the Company's internal control over financial reporting based on our audit.

        We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management's assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

        A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

        Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

        A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected. The following material weaknesses have been identified and included in management's assessment. As of December 31, 2004, (1) the Company's accounting and finance department was not adequately staffed, trained and supervised; (2) management's review of account reconciliations was not adequate to detect errors in certain account reconciliations, and (3) the Company's procedures for reviewing the accuracy of maintenance revenue data entered into the Company's accounting system were not adequate to detect keypunch or other errors or omissions. None of the foregoing control deficiencies resulted in adjustments to the 2004 annual or interim consolidated financial statements. However, each of these control deficiencies results in more than a remote likelihood that a material misstatement to the Company's annual or interim financial statements will not be prevented or detected. Accordingly, management has determined that each of these control deficiencies constitutes a material weakness. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the Company's consolidated financial statements as of and for the year ended December 31, 2004, and this report does not affect our report dated March 11, 2005 on those consolidated financial statements.

        In our opinion, management's assessment that the Company did not maintain effective internal control over financial reporting as of December 31, 2004, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, because of the effects of the material weaknesses described above on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2004, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

        We do not express an opinion or any other form of assurance on management's statements regarding corrective actions taken by the Company after December 31, 2004.

        We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the accompanying consolidated balance sheets of BroadVision, Inc as of December 31, 2004 and 2003, and the related consolidated statements of operations, stockholders' equity and comprehensive income (loss), and cash flows for each of the three years in the period ended December 31, 2004 and our report dated March 11, 2005 expressed an unqualified opinion thereon.

/s/ BDO Seidman, LLP

San Jose, California
March 11, 2005

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share amounts)

	December 31,
	2004	2003
ASSETS
Current assets:
Cash and cash equivalents	$41,851	$78,776
Accounts receivable, less receivable reserves of $1,409 and $3,022 as of December 31, 2004 and 2003, respectively	14,370	15,380
Restricted cash and investments, current portion	21,933	—
Prepaids and other	2,232	5,346

Total current assets	80,386	99,502
Property and equipment, net	3,566	15,400
Restricted cash and investments, net of current portion	2,323	19,827
Equity investments	574	1,565
Goodwill	56,434	56,434
Other assets	1,370	2,354

Total assets	$144,653	$195,082

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$25,566	$27,977
Accounts payable	7,470	9,186
Accrued expenses	40,745	34,761
Warrant liability	4,899	—
Unearned revenue	3,870	7,596
Deferred maintenance	15,972	19,234

Total current liabilities	98,522	98,754
Long-term debt, net of current portion	7,443	969
Other non-current liabilities	8,278	87,409

Total liabilities	114,243	187,132
Commitments and contingencies (Note 8)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 33,951 and 33,198 shares issued and outstanding as of December 31, 2004 and 2003, respectively	3	3
Additional paid-in capital	1,214,619	1,212,671
Accumulated other comprehensive loss	(172)	(49)
Accumulated deficit	(1,184,040)	(1,204,675)

Total stockholders' equity	30,410	7,950

Total liabilities and stockholders' equity	$144,653	$195,082

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2004	2003	2002
Revenues:
Software licenses	$26,883	$30,230	$40,483
Services	51,121	57,851	75,415

Total revenues	78,004	88,081	115,898
Cost of revenues:
Cost of software licenses	1,303	2,561	8,144
Cost of services	24,978	25,708	38,898

Total cost of revenues	26,281	28,269	47,042

Gross profit	51,723	59,812	68,856
Operating expenses:
Research and development	18,024	21,067	41,432
Sales and marketing	27,340	26,394	48,918
General and administrative	9,538	9,790	16,288
Litigation settlement costs	—	4,250	—
Goodwill and intangible amortization	—	886	3,548
Restructuring (reversal) charge	(23,545)	35,356	110,449
Impairment of assets	—	—	3,129

Total operating expenses	31,357	97,743	223,764
Operating income (loss)	20,366	(37,931)	(154,908)
Interest (expense) income	(227)	803	4,130
Other income (expense), net	187	2,096	(12,141)

Income (loss) before benefit/(provision) for income taxes	20,326	(35,032)	(162,919)
Benefit (provision) for income taxes	309	(439)	(7,603)

Net income (loss)	$20,635	$(35,471)	$(170,522)

Basic net income (loss) per share	$0.62	$(1.08)	$(5.32)

Diluted net income (loss) per share	$0.60	$(1.08)	$(5.32)

Shares used in computing basic net income (loss) per share	33,539	32,800	32,036

Shares used in computing diluted net income (loss) per share	34,321	32,800	32,036

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock			Accumulated Other Comprehensive Income (Loss)
			Additional Paid-in Capital		Accumulated Deficit	Comprehensive Income (Loss)	Total Stockholders' Equity
	Shares	Amount
Balances as of December 31, 2001	31,643	$3	$1,207,071	$(5,245)	$(998,682)	$—	$203,147
Comprehensive loss:
Net loss	—	—	—	—	(170,522)	$(170,522)	(170,522)
Unrealized investment gain less reclassification adjustment for gains (losses) included in net loss, net of $2,606 tax	—	—	—	5,282	—	5,282	5,282

Total comprehensive loss						$(165,240)

Issuance of common stock under employee stock purchase plan	558	—	1,793	—	—		1,793
Issuance of common stock from exercise of options	238	—	1,087	—	—		1,087
Stock-based compensation charge	—	—	846	—	—		846

Balances as of December 31, 2002	32,439	3	1,210,797	37	(1,169,204)		41,633
Comprehensive loss:
Net loss	—	—	—	—	(35,471)	$(35,471)	(35,471)
Unrealized investment gain less reclassification adjustment for gains (losses) included in net loss	—	—	—	(86)	—	(86)	(86)

Total comprehensive loss						$(35,557)

Issuance of common stock under employee stock purchase plan	365	—	863	—	—		863
Issuance of common stock from exercise of options	369	—	669	—	—		669
Stock-based compensation charge	25	—	342	—	—		342

Balances as of December 31, 2003	33,198	3	1,212,671	(49)	(1,204,675)		7,950
Comprehensive income:
Net income	—	—	—	—	20,635	$20,635	20,635
Foreign currency translations	—	—	—	(116)	—	—	(116)
Unrealized investment gain, less reclassification adjustment for gains (losses) included in net income	—	—	—	49	—	49	49
Reclassification adjustment	—	—	56	(56)	—	—	—

Total comprehensive income						$20,684

Issuance of common stock under employee stock purchase plan	443	—	1,296	—	—		1,296
Issuance of common stock from exercise of options	304	—	615	—	—		615
Stock-based compensation charge (reversal)	6	—	(19)	—	—		(19)

Balances as of December 31, 2004	33,951	$3	$1,214,619	$(172)	$(1,184,040)		$30,410

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$20,635	$(35,471)	$(170,522)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	3,672	11,261	18,200
Stock-based compensation charge (reversal)	(19)	342	846
Provision for (release of) doubtful accounts and reserves	(1,466)	(812)	3,979
Amortization of prepaid royalties	613	1,167	6,764
Realized loss on cost method long-term investments	517	385	12,649
Loss on sale or abandonment of fixed assets	—	—	344
Impairment of assets	(96)	—	3,129
Amortization of goodwill and other intangibles	—	886	3,548
Non-cash restructuring charge (reversal)	(24,855)	(457)	18,891
Provision for deferred tax asset valuation allowance	—	—	6,279
Loss on revaluation of warrants	754	—	—
Changes in operating assets and liabilities, net of effects from acquired business:
Accounts receivable	2,476	8,349	12,872
Prepaid expenses and other current assets	2,501	1,621	3,635
Other non-current assets	600	1,909	(2,600)
Accounts payable and accrued expenses	(2,237)	(8,135)	(9,097)
Restructuring accrual	(37,788)	7,489	6,323
Unearned revenue and deferred maintenance	(6,989)	(11,653)	(14,434)
Other non-current liabilities	(168)	—	—

Net cash used for operating activities	(41,850)	(23,119)	(99,194)
Cash flows from investing activities:
Purchase of property and equipment	(730)	(131)	(1,091)
Proceeds from sale of assets	—	186	247
Sales/maturity of short-term investments	—	27,342	82,582
Purchase of short-term investments	—	(2,917)	(43,041)
Purchase of long-term investments	(100)	(2,729)	(2,349)
Sales/maturity of long-term investments	624	3,403	24,315
Transfer (to) from restricted cash/investments	(4,428)	(3,123)	13,245
Proceeds from dividends	795	—	—

Net cash provided by (used for) investing activities	(3,839)	22,031	73,908
Cash flows from financing activities:
Proceeds from bank line of credit and term debt borrowings	89,076	2,000	25,000
Repayments of bank line of credit and term debt borrowings	(96,994)	(1,051)	(977)
Proceeds from issuance of convertible debt and warrant, net	14,887	—	—
Proceeds from issuance of common stock, net	1,911	1,529	2,891

Net cash provided by financing activities	8,880	2,478	26,914
Effect of exchange rates on cash and cash equivalents	(116)	—	—

Net (decrease) increase in cash and cash equivalents	(36,925)	1,390	1,628
Cash and cash equivalents, beginning of year	78,776	77,386	75,758

Cash and cash equivalents, end of year	$41,851	$78,776	$77,386

Supplemental cash flow disclosures:
Cash paid for interest	$99	$199	$883
Cash paid for income taxes	$426	$1,263	$1,324

The accompanying notes are an integral part of these consolidated financial statements

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

December 31, 2004

Note 1—Organization and Summary of Significant Accounting Policies

Nature of Business

        BroadVision, Inc. (collectively with its subsidiaries, the "Company") was incorporated in the state of Delaware on May 13, 1993 and has been a publicly-traded corporation since 1996. BroadVision develops, markets, and supports enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity.

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

        The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return. Revenue generated under reseller agreements is recognized upon obtaining evidence of the resale of the license rights from the reseller to one or more end users.

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

Cash, Cash Equivalents and Short-Term Investments

        We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term cash investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash investments that serve as collateral for financial instruments such as letters of credit are classified as restricted. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current.

        Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total short-term and long-term investment unrealized gains (losses) was $49,000 as of December 31, 2003. Total realized gains during fiscal years 2004 and 2003 were $573,000 and $1.1 million, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2004 and 2003 (in thousands):

					Classified on Balance Sheet as:
	Purchase/ Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Aggregate Fair Value	Cash and Cash Equivalents	Restricted Cash and Investments, Current	Restricted Cash and Investments, Non-Current
As of December 31, 2004:
Cash and certificates of deposits	$55,240	$—	$—	$55,240	$30,984	$21,933	$2,323
Money market	10,867	—	—	10,867	10,867	—	—

Total	$66,107	$—	$—	$66,107	$41,851	$21,933	$2,323

As of December 31, 2003:
Cash and certificates of deposits	$65,592	$—	$—	$65,592	$65,592	$—	$—
Money market	32,603	—	—	32,603	13,184	—	19,419
Corporate notes/bonds	408	—	—	408	—	—	408

Total	$98,603	$—	$—	$98,603	$78,776	$—	$19,827

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

Advertising Costs

        Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, amounted to $82,000, $122,000, and $571,000 in 2004, 2003, and 2002, respectively.

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

        The Company accounts for severance and benefits termination costs in accordance with EITF 94-3 for exit or disposal activities initiated prior to January 1, 2003. Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities. The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after January 1, 2003 in accordance with SFAS 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

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

Property and Equipment

        Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (two to eight years). Leasehold improvements are amortized over the lesser of the remaining life of the lease term or their estimated useful lives. Depreciation and amortization expense for the years ended December 31, 2004, 2003 and 2002 was $3.7 million, $11.3 million, and $18.2 million, respectively. In 2004 the company recorded asset impairments in connection with the settlements reached with several landlords for termination of leases, including transferring ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords. The Company recorded asset impairments of approximately $515,000 during fiscal 2003 in connection with the Company's restructuring plan, which are included in the restructuring charge recorded in the Company's Consolidated Statement of Operations. In 2002, the Company recorded a $3.1 million asset impairment from the physical count of the Company's assets.

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

        For the year ended December 31, 2004, the Company recorded compensation income of $19,000 as a result of a vesting modification of a grant to a third-party consultant common stock in the Company. During the year ended December 31, 2003, the Company recorded compensation expense of $342,000. This charge was recorded as a result of granting a third-party consultant shares of our common stock and a vesting modification to a grant for a terminated employee. The compensation charge was calculated using the Black-Scholes model. Of the total charge, $131,000 is recorded in general and administrative expense, $67,000 is recorded in sales and marketing expense and the remaining $144,000 is related to employees terminated under the Company's restructuring plan and therefore is included in the restructuring charge.

        On February 7, 2002, the Board of Directors approved an increase by an amount not to exceed 5% of the number of shares outstanding for issuance under the Company's Employee Stock Purchase Plan (the "Purchase Plan"). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee's earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued approximately 2,070,070, 365,049, and 555,278 shares to employees in the years ended December 31, 2004, 2003 and 2002, respectively. Under SFAS 123, compensation cost is recognized for the fair value of the employees' purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of approximately 24 months, and the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Risk-free interest rate	3.61%	0.93%	1.06%
Volatility	108%	118%	122%

        The weighted-average fair value of the purchase rights granted in the years ended December 31, 2004, 2003, and 2002, was $4.04, $1.22, and $2.94, respectively.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Years ended December 31,
	2004	2003	2002
Expected life	3.5 years	3.5 years	3.5 years
Risk-fee interest rate	3.61%	2.90%	1.93%
Volatility	108%	118%	122%

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

	Years Ended December 31,
	2004	2003	2002
Net income (loss), as reported	$20,635	$(35,471)	$(170,522)
Add: Stock-based compensation expense included in reported net loss, net of related tax effects	(19)	342	846
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(4,545)	(9,275)	(47,979)

Pro forma net income (loss)	$16,071	$(44,404)	$(217,655)

Earnings per share:
Basic—as reported	$0.62	$(1.08)	$(5.32)

Basic—pro forma	$0.48	$(1.35)	$(6.80)

Diluted—as reported	$0.60	$(1.08)	$(5.32)

Diluted—pro forma	$0.47	$(1.35)	$(6.80)

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

        The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July 2002 reverse stock split.

Earnings Per Share Information

        Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method. The following table sets forth the basic and diluted net income (loss) per share computational data for the periods presented. Excluded from the computation of diluted loss per share for the years ended December 31, 2003, and 2002, are options and warrants to acquire 1,231,000, and 552,000 shares of common stock, respectively, because their effects would be anti-dilutive.

	Years Ended December 31,
	2004	2003	2002
	(in thousands, except per share amounts)
Net income (loss)	$20,635	$(35,471)	$(170,522)

Weighted-average common shares outstanding to compute basic loss per share	33,539	32,800	32,036
Weighted-average common equivalent shares outstanding Common stock options and warrants	782	—	—

Total weighted-average common and common equivalent shares outstanding to compute diluted loss per share	34,321	32,800	32,036

Basic income (loss) per share	$0.62	$(1.08)	$(5.32)

Diluted income (loss) per share	$0.60	$(1.08)	$(5.32)

Foreign Currency Transactions

        During fiscal 2004, the Company changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Consolidated Statements of Operations.

Comprehensive Income (Loss)

        Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders' Equity. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder's equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Unrealized Gain (Loss) in Available-for-Sale Securities	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2001	$(5,245)	$—	$(5,245)
Net change during period	5,282	—	5,282

Balance, December 31, 2002	37	—	37
Net change during period	(86)	—	(86)

Balance, December 31, 2003	(49)	—	(49)
Net change during period	49	(172)	(123)

Balance, December 31, 2004	$—	$(172)	$(172)

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

        In December 2004, the FASB issued SFAS No. 123 (revised 2004) Share-Based Payment, or SFAS 123R, which replaces SFAS No. 123 Accounting for Stock-Based Compensation, or SFAS 123, and supercedes APB Opinion No. 25 Accounting for Stock Issued to Employees. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We have not yet determined the method of adoption or the effect of adopting SFAS 123R. We are assessing the requirements of SFAS 123R and expect that its adoption will have a material impact on the Company's results of operations and earnings (loss) per share.

        In December 2004, the FASB issued SFAS No. 153 (SFAS 153), "Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions." SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, "Accounting for Nonmonetary Transactions," and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

Note 2—Property and Equipment (in thousands):

	December 31,
	2004	2003
Furniture and fixtures	$4,036	$8,030
Computer and software	49,258	49,041
Leasehold improvements	6,086	20,842

	59,380	77,913
Less accumulated depreciation and amortization	(55,814)	(62,513)

Total property and equipment, net	$3,566	$15,400

        Depreciation and amortization expense for the years ended December 31, 2004, 2003, and 2002 was $3.7 million, $11.3 million, and $18.2 million, respectively. In 2004, the Company transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to previous landlords as a part of a settlement relating to future real estate obligations. The Company recorded asset impairments of approximately $515,000 during fiscal 2003 in connection with the Company's restructuring plan, which is included in the Company's restructuring charge recorded in the Company's Statement of Operations. In 2002, the Company recorded a $3.1 million asset impairment as a result of the physical inventories of the Company's assets.

Note 3—Goodwill and Other Intangibles

        On January 1, 2002, the Company adopted SFAS 142, Goodwill and Intangible Assets. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually using a fair value approach, and whenever there is an impairment indicator. Other intangible assets continue to be valued and amortized over their estimated lives. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. The Company concluded that, based upon the market value of its stock in relation to the Company's net book value at December 31, 2004 and 2003, there was no impairment of goodwill as of December 31, 2004 and 2003.

        The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company's forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company's conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at December 31, 2004.

        Additionally, upon adoption of SFAS 141 and 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. Amortization expense for completed technology intangibles was $886,000 and $3.5 million in 2003 and 2002, respectively. As of December 31, 2003, completed technology intangibles had been fully amortized.

Note 4—Accrued Expenses

        Accrued expenses consisted of the following:

	December 31,
	2004	2003
	(in thousands)
Employee benefits	$1,253	$1,511
Commissions and bonuses	1,334	1,519
Sales and other taxes	5,085	7,983
Restructuring	26,292	18,549
Other	6,781	5,199

Total Accrued expenses	$40,745	$34,761

Note 5—Bank Borrowings, Long-Term Debt and Other Non-Current Liabilities

        Bank borrowings and long-term debt consists of the following (in thousands):

	December 31,
	2004	2003
Convertible debentures, 6% coupon, due in various maturities beginning in June 2005 (or sooner under certain circumstances)	$11,982	$—
Bank borrowings	20,000	27,000
Term debt	1,027	1,946

	33,009	28,946
Less: Current portion of long-term debt	(25,566)	(27,977)

Long-term debt, net of current portion	$7,443	$969

        In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. The Company issued an initial $16.0 million of debentures, which will be convertible into common stock at a fixed conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum and are repayable in either cash or common stock beginning in June 2005 for a period of up to three years, depending on the occurrence of certain events. Payment of both principal and interest may be made in either cash or, provided that the Company obtains shareholder approval, common stock of the Company. The Company intends to pay these debentures by issuing stock. As of December 31, 2004, a total of $16.0 million in face value convertible debentures was outstanding. These debentures are recorded on the Consolidated Balance Sheet at December 31, 2004, at the discounted amount of $12.0 million. The

Company is recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the debentures. The Company may be required to make additional repayments of up to $1 million per month under the notes, contingent upon maintaining certain minimum net cash on hand balances. Our payment of these additional amounts may be in cash and/or common stock pursuant to similar terms as the payment of regular installment amounts. In connection with this transaction, the Company also issued warrants to purchase shares of its common stock. See Note 9.

        As December 31, 2004 and December 31, 2003, outstanding term debt borrowings were approximately $1.0 million and $1.9 million, respectively. Borrowings bear interest at the bank's prime rate (5.25% as of December 31, 2004 and 4.00% as of December 31, 2003) plus up to 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $637,000 are due in 2005, and payments of $390,000 are due thereafter.

        In November 2004, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit is $20.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company's assets and bear interest at the bank's prime rate (5.25% as of December 31, 2004 and 4.0% as of December 31, 2003). As of December 31, 2004 and 2003, $20.0 million and $27.0 million, respectively, remaining outstanding under the Company's renewed and amended revolving credit facility. Other non-current liabilities consist of the following (in thousands):

	December 31,
	2004	2003
Restructuring	$7,871	$86,831
Other	407	578

Other non-current liabilities	$8,278	$87,409

Note 6—Income Taxes

        The components of income tax (benefit) provision are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Current:
Federal	$—	$—	$—
State	110	244	175
Foreign	(419)	195	372

Total current	(309)	439	547
Deferred:
Federal	—	—	4,537
State	—	—	2,519

Total deferred	—	—	7,056

Total (benefit) provision	$(309)	$439	$7,603

        The differences between the income tax (benefit) provision computed at the federal statutory rate of 35% and the Company's actual income tax provision for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Expected income tax provision (benefit)	$7,114	$(12,262)	$(57,022)
Expected state income taxes (benefit), net of federal tax benefit	1,219	(1,683)	(8,961)
California net operating loss reduction	—	1,186	2,914
Foreign taxes	72	663	2,361
Utilization of foreign net operating loss carryforwards	(688)	(533)	(2,413)
Valuation allowance changes affecting provision	(8,361)	11,546	67,070
Foreign losses not benefited	322	1,542	2,353
Non deductible goodwill and intangible amortization	—	355	1,418
Tax credits	(32)	(351)	(758)
Other	45	(24)	641

Income tax (benefit) provision	$(309)	$439	$7,603

        The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2004	2003
	(in thousands)
Deferred tax assets:
Depreciation and amortization	$11,701	$16,031
Accrued liabilities	16,764	49,124
Capitalized research and development	4,748	2,527
Net operating losses	164,190	160,064
Tax credits	13,740	13,177
Unrealized loss on marketable securities	5,320	5,320

Total deferred tax assets	216,463	246,243
Less valuation allowance	(216,463)	(246,243)

Net deferred tax asset	$—	$—

        The Company has provided a valuation allowance for all of its deferred tax assets as of December 31, 2004 and 2003, due to the uncertainty regarding their future realization. The total valuation allowance decreased $29.8 million from December 31, 2003 to December 31, 2004. The decrease in valuation allowance relates primarily to changes in accrued liabilities. As of December 31, 2004, the Company had federal and state operating loss carryforwards of approximately $446.4 million and $121.3 million respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $11.1 million and $3.0 million, respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the tax years 2005 through 2024, if not utilized. The state net operating loss carryforwards expire in the tax years 2005 through 2014. The state research and development credits can be carried forward indefinitely.

        Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company's federal and state operating loss carryforwards may be limited in their annual usage.

        During the year, the Company performed additional procedures to determine the amount of tax attribute carry-forwards. As a result of this analysis, a decrease in the Deferred Tax Assets and a corresponding Valuation Allowance was made. Since there is a full Valuation Allowance on the Deferred Tax Assets, there is no provision impact as a result of this change.

        In accordance with SFAS 5, the Company maintains reserves for estimated income tax exposures for many jurisdictions when the exposure item becomes probable and estimable. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may differ materially from these estimates. As of December 31, 2004, the Company has recorded tax contingency reserves of approximately $3.1 million.

Note 7—Commitments and Contingencies

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

        Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims. To date, no such claims have been filed against us.

        The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either December 31, 2004 or 2003. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

        The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

        A summary of total future minimum lease payments under noncancelable operating lease agreements, including future minimum facilities payments for properties that are part of restructuring is as follows (in millions):

Years ending December 31,	Total future minimum lease payments
2005	$25.4
2006	6.0
2007	0.9
2008	0.5
2009 and thereafter (through October 2010)	0.5

Total minimum facilities payments	$33.3

        Of this accrual, $21.9 million relates to payments due in fiscal 2005 under lease termination agreements, and $11.4 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy. The future minimum lease payment accrual is net of approximately $2.8 million of sublease income to be received under non-cancelable sublease agreements signed prior to December 31, 2004. See Note 9 of Notes to Consolidated Financial Statements for additional information.

Equity Investments

        In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it was obligated to contribute capital based upon the periodic funding requirements. The total capital commitment was $2.0 million, of which $1.1 million had been contributed through December 31, 2003. In September 2004, the Company sold its interest in the partnership agreement for approximately $576,000 in cash and recorded a loss of approximately $230,000. That loss is included in "Other Income (Expense), net" in the accompanying Consolidated Statement of Operations. As a result of this sale, the Company's obligation to make future capital contributions has been extinguished.

Standby Letter of Credit Commitments

        Commitments totaling $24.3 million and $19.8 million in the form of standby letters of credit were issued on the Company's behalf from financial institutions as of December 31, 2004 and 2003,

respectively, in favor of the Company's various landlords to secure obligations under the Company's facility leases.

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

        On June 10, 2004, Metropolitan Life Insurance Company ("MetLife") filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1,927,500 in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005.

        On January 7, 2005, we announced that we had reached agreement with the SEC to settle administrative proceedings in connection with the restatement of our financial results for the third quarter of fiscal 2001. No fines or financial penalties associated with the settlement. Without admitting or denying any wrongdoing, we consented to the SEC's entry of an administrative order that included findings that we issued a false and misleading earnings press release and misleading quarterly report. The order requires that we cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left BroadVision in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, we recognized revenue on that agreement in its entirety in the third quarter of 2001. We subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that we were restating our financial statements for the third quarter of 2001 to effect this change. We have been accounting for the revenue ratably in all periods since the third quarter of 2001.

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

Note 8—Restructuring

        The Company approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. In fiscal 2004, the Company reached agreement with several landlords to extinguish approximately $155 million of obligations related to excess facility leases, which contributed to a pre-tax net restructuring credit during the year of $23.5 million. Pre-tax restructuring charges of $35.4 million and $110.4 million were recorded during the years ended December 31, 2003 and 2002, respectively. For each period, the Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring accrual will be made in future periods, if necessary, based upon the then current actual events and circumstances.

        The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2004 (in thousands):

	Severance and Benefits	Facilities/ Excess Assets	Total
Accrual balances, December 31, 2001	$930	$89,859	$90,789
Restructuring charges	8,707	101,742	110,449
Cash payments	(8,026)	(78,019)	(86,045)
Non-cash portion	(107)	(18,891)	(18,998)

Accrual balances, December 31, 2002	1,504	94,691	96,195
Restructuring charges	1,509	33,847	35,356
Cash payments	(2,342)	(23,829)	(26,171)

Accrual balances, December 31, 2003	671	104,709	105,380
Restructuring charges (credits)	1,114	(24,659)	(23,545)
Cash payments	(961)	(46,711)	(47,672)

Accrual balances, December 31, 2004	$824	$33,339	$34,163

        The severance and benefits accrual for each period includes severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the balance sheet date. The facilities/excess assets accrual for each period included future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy, and related leasehold improvement amounts payable subsequent to the balance sheet date for which the provisions of EITF 94-3 or

SFAS 146, as applicable, were satisfied. See further discussion below. In determining estimated future sublease income, the following factors were considered, among others: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities.

        The nature of the charges and credits in 2004 were as follows:

        Severance and benefits—The Company recorded a related charge of $1.1 million during the twelve months ended December 31, 2004, related to workforce reductions as a component of the Company's restructuring plans executed during the year. The Company estimates that the accrual as of December 31, 2004, will be paid in full by December 31, 2005.

        Facilities/excess assets—During the twelve months ended December 31, 2004, the Company recorded a facilities-related restructuring credit of $24.7 million. During the third and fourth quarters of 2004, the Company reached agreements with certain landlords to extinguish approximately $155 million of future real estate obligations. The Company made cash payments of $19.0 million during the third quarter and $1.7 million during the fourth quarter, and is, as of December 31, 2004, obligated to make additional cash payments of $21.9 million in fiscal 2005. Standby letters of credit of $21.9 million were issued on our behalf from financial institutions as of December 31, 2004, in favor of the landlords to secure the fiscal 2005 payments. Accordingly, $21.9 million, along with additional letters of credit securing other long-term leases of $2.3 million, has been included in restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004. The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords.

        As a component of the settlement of one of the previous leases, the Company has a residual lease obligation beginning in 2007 of approximately $9.1 million. The Company may make an additional cash payment of $4.5 million if it exercises an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of the restructuring credit of $24.6 million recorded in fiscal 2004.

        In connection with one of the buyout transactions, the Company issued to the landlord a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. See Note 10.

        As of December 31, 2004, $2.8 million of estimated future sublease income is netted against the restructuring accrual.

        The nature of the charges in 2003 is as follows:

        Severance and benefits—The $1.5 million charge in fiscal 2003 related to workforce reductions as a component of the Company's restructuring plans executed during the year.

        Facilities/excess assets—During the twelve months ended December 31, 2003, the Company recorded a facilities-related restructuring charge of $33.8 million. This charge related to the Company's revisions of estimates with respect to the planned future occupancy and anticipated future subleases.

These revisions were necessary due to a reduction in planned future BroadVision space needs and a further decline in the market for commercial real estate. The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.

        The nature of the charges in 2002 is as follows:

        A pre-tax charge of $110.4 million was recorded during fiscal 2002 to provide for restructuring actions and other related items. The Company recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. The high-end of the range was estimated at $117.8 million for the charge related to fiscal 2002.

        Severance and benefits—The Company recorded a charge of approximately $8.7 million during fiscal year ended December 31, 2002 for restructuring-related severance and benefit costs. Included in the $8.7 million is $107,000 of non-cash charges related to a one-time compensation charge taken as a result of granting certain terminated employees extended vesting of stock options beyond the standard vesting schedule for terminated employees. The compensation charge was calculated using the Black-Scholes option pricing model. Approximately $817,000 of severance and benefits related costs remained accrued as of December 31, 2001 as a result of the Company's 2001 restructuring plan. Approximately $8.0 million of severance and benefits and other costs were paid out during fiscal 2002 and the remaining $1.0 million of severance, payroll taxes and COBRA benefits was paid through December 31, 2003. The Company's restructuring plan included plans to terminate the employment of approximately 430 employees in North and South America and approximately 95 employees throughout Europe and Asia/Pacific during the first three quarters of fiscal 2002, impacting all departments within the Company. The employment of approximately 525 employees was terminated during fiscal year 2002.

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

        As of December 31, 2004, the total restructuring accrual of $34.2 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.9	$—	$0.9
Excess Facilities	25.4	7.9	33.3

Total	$26.3	$7.9	$34.2

        The Company estimates that the $0.9 million severance and termination accrual will be paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum lease payments
2005	$25.4
2006	6.0
2007	0.9
2008	0.5
2009 and thereafter (through October 2010)	0.5

Total minimum facilities payments	$33.3

        Of this excess facilities accrual, $21.9 million relates to payments due in fiscal 2005 under lease termination agreements, and $11.4 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy.

        Activity related to the restructuring plans prior to January 1, 2003 is accounted for in accordance with EITF 94-3. Activity after January 1, 2003 is accounted for in accordance with SFAS 146, with the exception of amounts that were the result of changes in assumptions to restructuring plans that were initiated prior to January 1, 2003.

        The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Year Ended December 31, 2004:
Lease cancellations and commitments	$21,683	$9,594	$(9,453)	$21,824
Termination payments to employees and related costs	242	1,114	(991)	365
Write-off on disposal of assets and related costs	—	(1,193)	1,193	—

	$21,925	$9,515	$(9,251)	$22,189

Year Ended December 31, 2003:
Lease cancellations and commitments	$—	$21,683	$—	$21,683
Termination payments to employees and related costs	—	1,535	(1,293)	242
Write-off on disposal of assets and related costs	—	515	(515)	—

	$—	$23,733	$(1,808)	$21,925

        The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts reversed to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Year Ended December 31, 2004:
Lease cancellations and commitments	$83,026	$(32,584)	$—	$(38,927)	$11,515
Termination payments to employees and related costs	429	—	—	30	459
Write-off on disposal of assets and related costs	—	(477)	—	477	—

	$83,455	$(33,061)	$—	$(38,420)	$11,974

Year Ended December 31, 2003:
Lease cancellations and commitments	$94,691	$11,649	$—	$(23,314)	$83,026
Termination payments to employees and related costs	1,425	41	—	(1,037)	429
Write-off on disposal of assets and related costs	79	(41)	(26)	(12)	—

	$96,195	$11,649	$(26)	$(24,363)	$83,455

Year Ended December 31, 2002:
Lease cancellations and commitments	$89,859	$82,851	$—	$(78,019)	$94,691
Termination payments to employees and related costs	817	7,644	—	(7,036)	1,425
Write-off on disposal of assets and related costs	113	19,954	—	(19,988)	79

	$90,789	$110,449	$—	$(105,043)	$96,195

Convertible Preferred Stock

        As of December 31, 2004, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have approved authorized shares of convertible preferred stock to 10,000,000.

Note 9—Stockholders' Equity

Warrants

        As of December 31, 2004, the following warrants to purchase the Company's common stock were outstanding:

Description	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible debenture investors in November 2004	1,739,130	3.58
Others issued in connection with revenue transactions in 1997 and 2000	9,629	Various

Total shares and average price per share	2,448,759	$4.71

        The warrant issued in connection with the real estate transaction has a term of five years, and is exercisable beginning in August 2005. The warrant issued in connection with the convertible debentures also has a term of five years and is exercisable beginning in May 2005.

        In accordance with EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock," the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. During fiscal 2004, the Company recorded charges related to the change in fair value from the date of issuance of the 2004 warrants to December 31, 2004, of $754,000. This amount is included as a component of Other Income (Expense), net, in the accompanying Consolidated Statement of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

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

        The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. As of December 31, 2002, the Company had reserved 96 million shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25%

of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the year ended December 31, 2004, no shares were repurchased. There were 133 unvested shares that were repurchased by the Company during the year ended December 31, 2003 at a weighted-average price of $7.81. As of December 31, 2002, 270 shares were subject to repurchase.

        The Company's President and Chief Executive Officer ("CEO") has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.63 per share. The table below is a summary of shares granted through December 31, 2004:

Date Granted	Options Granted	Options Price	Vested	Vesting Period (months)
6/23/99	500,000	$60.00	500,000	60
5/25/01	500,000	66.51	447,917	48
11/27/01	4,444	35.01	4,444	24
2/19/02	55,555	18.63	39,352	48
10/30/02	644,445	2.16	349,075	48

Totals	1,704,444		1,340,788

        Activity in the Company's stock option plan is as follows:

	Years ended December 31,
	2004		2003		2002
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	4,128	$27.32	6,036	$29.03	5,239	$44.73
Granted	1,264	3.35	190	4.77	3,635	4.76
Exercised	(87)	3.07	(170)	2.31	(226)	4.52
Forfeited	(429)	21.23	(1,928)	25.10	(2,612)	34.57

Outstanding at end of period	4,876	$21.93	4,128	$27.17	6,036	$26.32

Options exercisable at end of period	2,656	$44.90	2,060	$40.91	1,861	$45.02

Weighted-average fair value of options granted during the period		$3.35		$3.47		$4.16

        The following table summarizes stock options outstanding under the plan as of December 31, 2004:

Range of Exercise Prices	Options (000's)	Outstanding Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable Options (000's)	Weighted-Average Exercise Price
$1.50—$1.50	208	7.81	$1.50	109	$1.50
2.16—2.16	809	7.93	2.16	409	2.16
2.36—7.92	2,144	8.74	4.16	515	5.59
8.50—11.25	5	3.92	10.16	4	10.09
12.50—31.93	180	5.02	23.25	162	23.72
35.01—35.01	278	6.91	35.01	267	35.01
35.25—60.00	604	4.45	56.91	604	56.91
66.51—66.56	588	6.40	66.51	528	66.51
80.09—87.19	15	6.01	87.18	15	87.18
121.94—448.31	45	5.14	161.54	43	160.35

	4,876	6.23	$21.93	2,656	$44.90

        The Company grants options outside of the Company's stock option plan. The terms of these options are generally identical to those granted under the Company's plan. A summary of options outside of the plan is presented below:

	Years ended December 31,
	2004		2003		2002
Fixed Options	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price	Options (000's)	Weighted-Average Exercise Price
Outstanding at beginning of period	1,614	$15.96	2,471	$17.61	975	$78.26
Granted	71	7.07	178	5.17	2,123	2.26
Exercised	(210)	1.70	(198)	1.54	(9)	7.50
Forfeited	(324)	17.10	(837)	21.59	(618)	56.94

Outstanding at end of period	1,151	$17.69	1,614	$15.96	2,471	$18.49

Options exercisable at end of period	647	$28.77	609	$31.88	458	$59.49

Weighted-average fair value of options granted during the period		$7.07		$3.77		$1.96

        The following table summarizes stock options, granted outside the plan, outstanding as of December 31, 2004:

Range of Exercise Prices	Options (000's)	Outstanding Weighted-Average Remaining Contractual Life in Years	Weighted-Average Exercise Price	Exercisable Options (000's)	Weighted-Average Exercise Price
$1.50—$1.50	717	7.81	$1.50	334	$1.50
2.55—30.50	285	7.00	10.92	170	13.98
31.93—116.75	115	5.61	64.29	110	65.54
164.25—241.88	30	5.30	241.45	29	241.51
381.94—381.94	4	5.09	381.94	4	381.94

	1,151	7.31	$17.69	647	$28.77

        For the year ended December 31, 2004, the Company recorded compensation income of $19,000 as a result of a vesting modification of a grant to a third-party consultant common stock in the Company. During the year ended December 31, 2003 the Company recorded compensation expense of $342,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $131,000 of the charge is recorded in general and administrative expense, $67,000 is recorded in sales and marketing and the remaining $144,000 is included in restructuring charge as it related to employees terminated under the Company's restructuring plan.

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

Note 10—Employee Benefit Plan

        The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations ($13,000, with an additional $3,000 catch up for persons 50 years and older for the year ended December 31, 2004).

Note 11—Geographic, Segment and Significant Customer Information

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

        The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Software licenses	$26,883	$30,230	$40,483
Services	19,942	22,012	36,763
Maintenance	31,179	35,839	38,652

Total revenues	$78,004	$88,081	$115,898

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

        Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2004	2003	2002
Revenues:
Americas	$37,278	$45,135	$70,125
Europe	33,321	35,458	39,511
Asia/Pacific	7,405	7,488	6,262

Total Company	$78,004	$88,081	$115,898

        During the years ended December 31, 2004, 2003 and 2002, no customer accounted for 10% or more of the Company's revenues.

        The following represents long-lived assets by geographic region (in thousands):

	December 31,
	2004	2003
Long-lived assets:
Americas	$60,312	$73,016
Europe	531	537
Asia/Pacific	527	636

Total Company	$61,370	$74,189

Note 12—Subsequent Events

        On January 7, 2005, the Company reached agreement with the U.S. Securities and Exchange Commission to settle administrative proceedings in connection with the Company's restatement of its financial results for the third quarter of fiscal 2001. There were no fines or financial penalties associated with the settlement. Without admitting or denying any wrongdoing, BroadVision consented to the Commission's entry of an administrative order that included findings that the Company issued a false and misleading earnings press release and misleading quarterly report. The order requires that the Company cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left the Company in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, the Company recognized revenue on that agreement in its entirety in the third quarter of 2001. The Company subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that it was restating its financial statements for the third quarter of 2001 to effect this change. The Company has been accounting for the revenue ratably in all periods since the third quarter of 2001.

        On June 10, 2004, Metropolitan Life Insurance Company ("MetLife") filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. On February 10, 2005, the Company announced that MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1,927,500 in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005. This settlement is not expected to have a significant impact on our Consolidated Results of Operations in the quarter ending March 31, 2005.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

        None.

ITEM 9A. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

        Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining "disclosure controls and procedures" (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2004, the end of the period covered by this report. This conclusion was based on the identification of three material weaknesses in internal control over financial reporting as of December 31, 2004, as described in the following subsection.

Management's Report on Internal Control Over Financial Reporting

        Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control system was designed to provide reasonable assurance to our management and board of directors regarding the preparation and fair presentation of published financial statements. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

        An internal control material weakness is a significant deficiency, or aggregation of deficiencies, that does not reduce to a relatively low level the risk that material misstatements in financial statements will be prevented or detected on a timely basis by employees in the normal course of their work. An internal control significant deficiency, or aggregation of deficiencies, is one that could result in a misstatement of the financial statements that is more than inconsequential.

        Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2004, and this assessment identified three material weaknesses. These material weaknesses, and our responsive measures, are summarized below:

1.
Two senior accounting managers in our finance department, with a combined ten years of experience working for us, resigned during the fourth quarter of 2004, and we failed to either hire adequate replacements or adequately train and supervise our existing accounting staff to ensure that the absence of the senior accounting managers would not negatively impact our controls over financial reporting. Further, in February 2005, our Vice President & Corporate Controller resigned and left the Company. Subsequent to December 31, 2004, we have taken the following steps to remediate this material weakness:

•
Promoted an experienced member of our finance staff to the position of Director of Accounting overseeing all North American general accounting activities, and initiated a search for a qualified candidate to fill the vacated position (although we currently have no plans to replace the Vice President & Corporate Controller position);

•
Established clear responsibilities among our accounting personnel and increased their formal interaction and coordination;

  •
  Committed to implement a more comprehensive training program; and

  •
  Increased our chief financial officer's responsibilities for overseeing more routine accounting matters until the open personnel position is filled.

  As our future staffing is dependent upon filling the open position and retaining existing employees, we are currently unable to determine when this material weakness will be fully remediated.

2.
Management reviews of key account reconciliations failed to detect inconsistencies between amounts stated in the reconciliations of the respective accounts and the general ledger. These failures are also attributed to inadequate staffing and training, as further described in the preceding paragraphs, and we expect that our remediation efforts associated with our staffing and training issues also will address this material weakness.

3.
Our procedures for reviewing the accuracy of maintenance contract data were inadequate and could result in a failure to detect and correct keypunch or other errors or omissions. Subsequent to December 31, 2004, in an effort to remediate the risks associated with this issue, we developed a detailed database of worldwide maintenance revenues by contract and developed key reports from that data. The reports have been designed to detect errors or omissions related to key maintenance data. Further, we have trained the revenue accounting team on how to carefully analyze the reports to ensure that inaccuracies are detected and corrected. We believe these steps have fully remediated this weakness.

        In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weaknesses described in the preceding paragraphs, our management believes that, as of December 31, 2004, our internal control over financial reporting was not effective based on those criteria.

        Our independent auditors have issued an attestation report on management's assessment of our internal control over financial reporting. It appears on page 57.

Changes in Internal Control Over Financial Reporting

        During the quarter ended December 31, 2004, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting:

  •
  We have developed additional procedures in the area of monitoring compliance with regulatory tax compliance and computations of the financial statement impact on income taxes.

  •
  The Director of Finance assumed additional responsibilities for the administration of on-line banking systems and we have established additional system procedures regarding terminated employees, both in an effort to reduce the risk of unauthorized cash transactions.

  •
  We have implemented additional policies and procedures in order to protect computer networks and user desktop computer systems from computer viruses.

  •
  We have prepared detailed job descriptions for all IT and finance employees in order to achieve clearer communications with employees on job responsibilities

Limitations on the Effectiveness of Controls

        Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives.

ITEM 9B. OTHER INFORMATION

        Not applicable.

PART III

        Certain information required by Part III is incorporated by reference to this Report from the Company's definitive proxy statement for its 2005 Annual Meeting of Stockholders to be filed pursuant to Regulation 14A (the "Proxy Statement").

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

        Other than the identification of executive officers, which is set forth in Part I, Item 1 hereof, the information required by this Item is incorporated by reference to the sections entitled "Election of Directors," "Section 16(A) Beneficial Ownership Reporting Compliance" and "Code of Business Ethics and Conduct" in the Proxy Statement.

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

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

  (a)
  The following documents are filed as a part of this Report.

  1.
  Consolidated Financial Statements.    The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K

      Reports of Independent Registered Public Accounting Firm

      Consolidated Balance Sheets as of December 31, 2004 and 2003

      Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2004

      Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2004

      Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2004

      Notes to Consolidated Financial Statements

  2.
  Financial Statement Schedule.    Attached to this Annual Report on Form 10-K.

      Report of Independent Registered Public Accounting Firm on Financial Statement Schedule

      Schedule II—Valuation and Qualifying Accounts

  3.
  Exhibits.    The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 14th day of March 2005.

BROADVISION, INC.
By:	/s/ PEHONG CHEN Pehong Chen Chairman of the Board, Chief Executive Officer and President

POWER OF ATTORNEY

        KNOW ALL MEN BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints Pehong Chen to sign any amendments to this Annual Report on Form 10-K, and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, hereby ratifying and confirming all that the said attorney-in-fact, or his substitute or substitutes, may do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ PEHONG CHEN Pehong Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	March 14, 2005
/s/ WILLIAM E. MEYER William E. Meyer	Executive Vice President and Chief Financial Officer (Principal Accounting Officer)	March 14, 2005
/s/ DAVID L. ANDERSON David L. Anderson	Director	March 14, 2005
/s/ JAMES D. DIXON James D. Dixon	Director	March 14, 2005
/s/ KOH BOON HWEE Koh Boon Hwee	Director	March 14, 2005

/s/ BOB LEE Bob Lee	Director	March 14, 2005
/s/ RODERICK MCGEARY Roderick McGeary	Director	March 14, 2005
/s/ T. MICHAEL NEVENS T. Michael Nevens	Director	March 14, 2005
/s/ CARL PASCARELLA Carl Pascarella	Director	March 14, 2005

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
ON FINANCIAL STATEMENT SCHEDULE

        The audits referred to in our report dated March 11, 2005, relating to the consolidated financial statements of BroadVision, Inc., which is contained in Item 8 of this Form 10-K, included the audit of the financial statement schedule listed in the accompanying index. This financial statement schedule is the responsibility of the Company's management. Our responsibility is to express an opinion on this financial statement schedule based upon our audits.

        In our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ BDO Seidman, LLP

San Jose, California
March 11, 2005

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions(1)	Balance at End of Period
Allowance for doubtful accounts and reserves:
Year Ended December 31, 2004	$3,022	$(1,466)	$(147)	$1,409

Year Ended December 31, 2003	$5,502	$(812)	$(1,668)	$3,022

Year Ended December 31, 2002	$8,194	$3,979	$(6,671)	$5,502

(1)
Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2004

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment of Certificate of Incorporation.
3.3(12)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.2.
4.4(19)	Registration Rights Agreement dated November 10, 2004 among the Company and certain investors listed on Exhibit A thereto.
10.1(8)(a)	Equity Incentive Plan as amended through May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.5(8)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the Company.
10.13(2)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.20(3)(a)	2000 Non-Officer Equity Incentive Plan.
10.23(4)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the Company and IONA Technologies, PLC, as amended.
10.27(5)	Amended and Restated Loan and Security Agreement dated March 31, 2002 between the Company and Silicon Valley Bank.
10.33(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.34(9)	Offer letter dated March 4, 2003 by and between the Company and William Meyer.
10.35(10)	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.
10.36(10)	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.37(10)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.38(10)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.39(10)	Third Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.41(11)	Offer Letter dated September 23, 2002 between the Company and Alex Kormushoff.
10.42(11)	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated January 21, 2004 between the Company and Silicon Valley Bank.
10.43(11)	Fifth Modification to Amended and Restated Loan and Security Agreement dated February 27, 2004 between the Company and Silicon Valley Bank.
10.44(13)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.45(13)	Warrant to Purchase up to 700,000 share of common stock, dated July 7, 2004, issued to Pacific Shores Investors, LLC.

10.46(13)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.47(14)	Sixth Amendment to the Amended and Restated Loan and Security Agreement dated September 29, 2004 between the Company and Silicon Valley Bank.
10.48(15)	Securities Purchase Agreement dated as of November 10, 2004.
10.49(16)	Seventh Amendment to the Amended and Restated Loan and Security Agreement dated November 9, 2004 between the Company and Silicon Valley Bank.
10.50(17)	Agreement to Restructure Lease and To Assign Subleases dated as of October 1, 2004 between VEF III Funding, LLC and the Company.
10.51(18)	Amendment No. 5 to IONA Independent Software Vendor Agreement dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.52(19)	Agreement to Assign Lease and Sublease dated as of January 26, 2005 between the Company and 100 Spear Street Owners Corporation.
10.53(19)	Letter dated January 26, 2005 amending Agreement to Assign Lease and Sublease dated as of January 26, 2005 between the Company and 100 Spear Street Owners Corporation.
10.54(20)	Settlement Agreement dated for reference purposes February 4, 2005, by and between Metropolitan Life Insurance Company and the Company.
21.1	Subsidiaries of the Company.
23.2	Consent of BDO Seidman, LLP.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)
Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (SEC File No. 000-28252).

(3)
Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 2003.

(4)
Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

(5)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2002 filed on May 16, 2002.

(6)
Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.

(7)
Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

(8)
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

(12)
Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.

(13)
Incorporated by reference to the Company's Current Report on Form 8-K filed on August 9, 2004.

(14)
Incorporated by reference to the Company's Current Report on Form 8-K filed on October 25, 2004.

(15)
Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004.

(16)
Incorporated by reference to the Company's Current Report on Form 8-K filed on November 17, 2004.

(17)
Incorporated by reference to the Company's Current Report on Form 8-K filed on November 19, 2004.

(18)
Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004.

(19)
Incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2005.

(20)
Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2005.

(a)
Represents a management contract or compensatory plan or arrangement.

(b)
Confidential treatment requested.

QuickLinks

TABLE OF CONTENTS
PART I
  ITEM 1. BUSINESS
  ITEM 2. PROPERTIES
  ITEM 3. LEGAL PROCEEDINGS
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
PART II
  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA
  ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED BALANCE SHEETS (in thousands, except per share amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share amounts)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE INCOME (LOSS) (in thousands)
BROADVISION, INC. AND SUBSIDIARIES CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands)
BROADVISION, INC. AND SUBSIDIARIES Notes to Consolidated Financial Statements December 31, 2004
  ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
  ITEM 9A. CONTROLS AND PROCEDURES
  ITEM 9B. OTHER INFORMATION
PART III
  ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
  ITEM 11. EXECUTIVE COMPENSATION
  ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
  ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
  ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
PART IV
  ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
SIGNATURES
POWER OF ATTORNEY
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM ON FINANCIAL STATEMENT SCHEDULE
BROADVISION, INC. AND SUBSIDIARIES SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS (in thousands)
BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2004 INDEX TO EXHIBITS