Form 10-Q
period 2005-03-31
BROADVISION INC
filed 2005-05-10
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended March 31, 2005

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

As of May 2, 2005 there were 34,181,112 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets-March 31, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)-Three months ended March 31, 2005 and 2004
Condensed Consolidated Statements of Cash Flows-Three months ended March 31, 2005 and 2004
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 2.	Changes in Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits and Reports on Form 8-K

SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	March 31, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$37,218	$41,851

Accounts receivable, less receivable reserves of $1,250 as of March 31, 2005 and $1,409 as of December 31, 2004	12,740	14,370
Restricted cash, current portion	3,156	21,933
Prepaids and other	2,509	2,232
Total current assets	55,623	80,386

Property and equipment, net	3,168	3,566
Restricted cash, net of current portion	1,997	2,323
Equity investments	338	574
Goodwill	56,434	56,434
Other assets	1,282	1,370

Total assets	$118,842	$144,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$33,116	$25,566
Accounts payable	6,335	7,470
Accrued expenses	17,861	40,745
Warrant liability	2,382	4,899
Unearned revenue	3,107	3,870
Deferred maintenance	14,986	15,972
Total current liabilities	77,787	98,522

Long-term debt, net of current portion	276	7,443
Other non-current liabilities	7,036	8,278

Total liabilities	85,099	114,243

Commitments and Contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 34,178 shares issued and outstanding as of March 31, 2005 and 33,951 shares issued and outstanding as of December 31, 2004	3	3
Additional paid-in capital	1,214,989	1,214,619
Accumulated other comprehensive loss	(127)	(172)
Accumulated deficit	(1,181,122)	(1,184,040)
Total stockholders’ equity	33,743	30,410

Total liabilities and stockholders’ equity	$118,842	$144,653

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data; unaudited)

	Three Months Ended March 31,
	2005	2004

Revenues:
Software licenses	$4,416	$7,840
Services	11,951	13,049
Total revenues	16,367	20,889

Cost of revenues:

Cost of (credit for) software licenses	(57)	578
Cost of services	5,980	6,277

Total cost of revenues	5,923	6,855

Gross profit	10,444	14,034

Operating expenses:
Research and development	4,287	4,888
Sales and marketing	5,811	6,866
General and administrative	2,535	2,417
Restructuring charge (credit)	(704)	570
Total operating expenses	11,929	14,741

Operating income (loss)	(1,485)	(707)

Interest (expense) income, net	(744)	109
Other (expense) income, net	3,115	(133)

Income (loss) before provision for income taxes	886	(731)

Benefit (provision) for income taxes	2,032	(136)

Net income (loss)	$2,918	$(867)

Basic income (loss) per share	$0.09	$(0.03)
Diluted income (loss) per share	0.07	(0.03)
Shares used in computing:
Basic shares	33,971	33,300
Diluted shares	39,968	33,300

Comprehensive income (loss):
Net income (loss)	$2,918	$(867)

Other comprehensive gain (loss), net of tax: Foreign currency translation adjustments	(45)	—
Total comprehensive income (loss)	$2,873	$(867)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Three Months Ended March 31,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$2,918	$(867)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	416	1,409
Stock-based compensation charge	—	15
Release of doubtful accounts and reserves	(159)	(600)
Amortization of prepaid royalties	—	176
Loss (gain) on cost method investments	(1,215)	58
Loss on sale or abandonment of fixed assets	24	—
Release of income tax reserve	(2,032)	—
Gain on revaluation of warrants	(2,517)	—
Amortization of discount on debentures	633	—
Changes in operating assets and liabilities:
Accounts receivable	1,789	1,686
Prepaids and other	(277)	1,003
Other non-current assets	88	68
Accounts payable and accrued expenses	(2,342)	(3,040)
Restructuring accrual	(20,886)	—
Unearned revenue and deferred maintenance	(1,749)	96
Other noncurrent liabilities	—	(3,735)
Net cash used for operating activities	(25,309)	(3,731)

Cash flows from investing activities:
Purchase of property and equipment	(57)	(144)
Transfer from restricted cash	19,103	1,042
Purchase of long-term investments	—	(100)
Proceeds from sale of cost method investments	350	—
Proceeds from dividends	1,101	—
Net cash provided by investing activities	20,497	798

Cash flows from financing activities:
Proceeds from bank line of credit	20,000	78
Repayments of bank line of credit and term debt	(20,250)	(244)
Proceeds from issuance of common stock, net	370	803
Net cash provided by financing activities	120	637
Effect of exchange rates on cash and cash equivalents	59	—
Net decrease in cash and cash equivalents	(4,633)	(2,296)
Cash and cash equivalents at beginning of period	41,851	78,776
Cash and cash equivalents at end of period	$37,218	$76,480

Supplemental disclosures of cash flow information:
Cash paid for interest	$162	$33
Cash paid (refunds received) for income taxes	$(384)	$119

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All quarterly data herein is unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, the “Company”) was incorporated in the state of Delaware on May 13, 1993 and has been a publicly traded corporation since 1996. BroadVision solutions help customers rapidly increase revenues and reduce costs by moving interactions and transactions to personalized self-service via the web. Our integrated self-service application suite—including process, commerce, portal and content–offers rich functionality out of the box, and is easily configured for each customer’s e-business environment.

Over 1,000 customers—including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Wal*Mart, Iberia L.A.E. and Vodafone-have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.

As discussed more fully in Note 3 below, in November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. The Company issued an initial $16.0 million of debentures which will be convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The Company is obligated to repay the principal amount of the initial $16.0 million of debentures in 15 equal monthly installments of $1.1 million, beginning in June 2005, and payments will likely increase to $2.1 million beginning in September 2005.  Payments of principal and interest may be made in either cash or, upon receipt of stockholder approval and satisfaction of various other conditions set forth in the debentures, shares of the Company’s common stock. These other conditions include the requirement that the Company’s registration statement relating to the common shares issuable upon conversion of the debentures be declared effective by the SEC at least approximately 60 days prior to the payment due date (and remain effective during such approximately 60-day period) and the requirement that the Company’s common stock continue to be designated for quotation on the NASDAQ National Market, and delisting or suspension shall not be pending or threatened, for the 120-day period prior to the payment due date.  Due to unforeseen delays in having its registration statement on Form S-3 declared effective by the SEC, the Company currently anticipates having to use cash to satisfy its payment obligations under the debentures through at least September 2005. Cash payments to be made during this period are expected to total approximately $6.1 million.

The Company currently expects to fund its short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from its existing cash and cash equivalents resources and its anticipated cash flows from subleases. However, these sources could be inadequate for the operation of the Company’s business for various reasons. These reasons include, but are not limited to, the following:

•      If the Company’s stockholders do not approve the use of common stock for payments due under outstanding debentures at the Company’s annual meeting of stockholders scheduled for May 24, 2005, then all payments will be required to be made in cash until approximately 30 days after stockholder approval is subsequently obtained.

•      If an event of default occurs under the debentures and is not cured within any applicable cure period, the debenture holders could accelerate the due date of the debentures such that the entire principal balance, interest and other obligations become immediately due and payable. If an event of default occurs but is cured within the applicable cure period, the Company will be required to make payments in cash for a period of no less than 120 days from the date of the cure of the default.

•      If the Company’s registration statement is not declared effective by August 5, 2005, then the Company will be required to use cash in excess of the $6.1 million of anticipated cash repayments noted above to satisfy its repayment obligations.

The Company’s use of cash, rather than stock, to satisfy more of the payment obligations under the debentures than the Company presently anticipates will have a significantly unfavorable effect on the Company’s liquidity and will likely result in the Company’s cash resources falling below a level that is necessary for the operation of the Company’s business in the fourth quarter of 2005.  In such circumstances, the Company may be unable to continue as a going concern.

We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents resources and our anticipated cash flows from subleases. However, these sources could be inadequate for the operation of our business for various reasons.  For example, if our stockholders do not approve the use of our common stock for payments under outstanding debentures at our annual meeting of stockholders scheduled for May 24, 2005, or if the other terms of the debentures require us to use cash, rather than stock, for more of the debenture payments than we presently anticipate, then our cash resources are likely to fall below a level that is adequate for the operation of our business in the fourth quarter of 2005.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates. The financial results and related information as of March 31, 2005 and for the three months ended March 31, 2005 and 2004 are unaudited. The consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

Revenue Recognition

Overview

The Company’s revenue consists of fees for licenses of the Company’s software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) on the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) 97-2, as amended, SOP 98-9 and the SEC’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition in Financial Statements (“SAB101”).

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

Employee Stock Option and Purchase Plans

The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25 (“APB 25”), Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 123, the Company

discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

The Company applies APB 25 and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.

During the quarter ended March 31, 2004, the Company recorded net compensation expense of $15,000. This charge was recorded as a result of granting a third party consultant shares of our common stock.  The compensation charge was calculated using the Black-Scholes model. The $15,000 was recorded in sales and marketing expense.

We have determined pro forma information regarding net income and earnings(Loss) per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$2,918	$(867)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,334)	(2,814)
Pro forma net income (loss)	$1,584	$(3,666)

Income (loss) per share:
Basic—as reported	$0.09	$(0.03)
Basic—pro forma	$0.05	$(0.11)

Diluted—as reported	$0.07	$(0.03)
Diluted—pro forma	$0.04	$(0.11)

Earnings Per Share Information

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, potential common shares from the conversion of debt, and shares subject to repurchase. The following table sets forth the basic and diluted income (loss) per share computational data for the periods presented.

There were 200,000 shares included in the diluted shares outstanding during the period ended March 31, 2005.  There were 131,326 potential common shares excluded from the determination of diluted net loss per share for the three months ended March 31, 2004 as the effect of such shares was anti-dilutive.

	Three Months Ended March 31,
	2005	2004
Net income (loss)	$2,918	$(867)

Weighted average common shares outstanding utilized for basic net loss per share	33,971	33,300
Potential common stock issued for debt	5,797	—
Potential common stock issued for options	200	—
Weighted average common shares outstanding utilized for diluted net loss per share	39,968	33,300
Basic net income (loss) per share	$0.09	$(0.03)
Diluted net income (loss) per share	$0.07	$(0.03)

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

Restructuring

Through March 31, 2005, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB No. 100, Restructuring and Impairment Charges (“SAB 100”).

Severance and Termination Costs. We account for severance and benefits termination costs as follows:

•      For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely

•      For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS No. 146, Accounting for Costs Associated with Exit Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

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

•      For exit or disposal activities initiated after December 31, 2002, we account for lease termination and/or abandonment costs in accordance with SFAS 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

Severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do they benefit continuing activities.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.  The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies (“SFAS 5”). Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

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

On June 10, 2004, Metropolitan Life Insurance Company (“MetLife”) filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005.

On January 7, 2005, the Company announced that it had reached agreement with the SEC to settle administrative proceedings in connection with the restatement of financial results for the third quarter of fiscal 2001. No fines or financial penalties were associated with the settlement. Without admitting or denying any wrongdoing, the Company consented to the SEC’s entry of an administrative order that included findings that it issued a false and misleading earnings press release and misleading quarterly report. The order requires that the Company cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left BroadVision in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, the Company recognized revenue on that agreement in its entirety in the third quarter of 2001. The Company subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that it was restating the financial statements for the third quarter of 2001 to effect this change. The Company has been accounting for the revenue ratably in all periods since the third quarter of 2001.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company maintains its cash and cash equivalents with two separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the quarters ended March 31, 2005 and March 31, 2004, no one customer accounted for more than 10% of total revenue. As of March 31, 2005 and December 31, 2004, no customer individually accounted for more than 10% of accounts receivable.

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

Valuation of Long-Lived Assets

The Company periodically assesses the impairment of long-lived assets in accordance with the provisions of SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. The Company assesses the impairment of goodwill and identifiable intangible assets in accordance with SFAS No. 141, Business Combinations (“SFAS 141”) and SFAS No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). The Company adopted the provisions of SFAS 142 as of January 1, 2002.

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications do not have an effect on BroadVision’s consolidated financial condition, results of operation or cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, equity investments, accounts receivable, accounts payable and debt. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, accounts receivable and payable, and based on the current rates available to it on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value. The Company’s equity investments are comprised of investments in public and non-public technology-related companies. The Company may record future impairment charges due to continued economic decline and the potential resulting negative impact on these companies.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity in the accompanying Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2004	$(172)	$(172)
Net change during period	45	45

Balance, March 31, 2005	(127)	(127)

New Accounting Pronouncements

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS 123R”), which replaces SFAS 123 and supercedes APB 25. SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. On April 14, 2005, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for SFAS 123(R). Under the new rule, the Company is required to adopt SFAS 123(R) in the first quarter of fiscal 2006, beginning January 2, 2006. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123R, we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We have not yet determined the method of adoption or the effect of adopting SFAS 123R. We are assessing the requirements of SFAS 123R and expect that its adoption will have a material impact on the Company’s results of operations and earnings (loss) per share.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions (“SFAS 153”).  SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, Accounting for Nonmonetary Transactions, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.

Note 2. Selected Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Furniture and fixtures	$3,901	$4,036
Computers and software	48,883	49,258
Leasehold improvements	6,117	6,086
	58,901	59,380
Less accumulated depreciation and amortization	(55,733)	(55,814)
	$3,168	$3,566

Accrued expenses consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Employee benefits	$1,508	$1,253
Commissions and bonuses	889	1,334
Sales and other taxes	4,350	5,085
Restructuring (See Note 6)	6,648	26,292
Other	4,466	6,781
	$17,861	$40,745

Other noncurrent liabilities consisted of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Restructuring (See Note 6)	$6,629	$7,871
Other	407	407
	$7,036	$8,278

Note 3.  Bank Borrowings, Long-Term Debt and Other Non-Current Liabilities

Bank borrowings and long-term debt consists of the following (in thousands):

	March 31, 2005	December 31, 2004
	(unaudited)
Convertible debentures, 6% coupon, due in various maturities beginning in June 2005 (or sooner under certain circumstances)	$12,616	$11,982
Bank borrowings	20,000	20,000
Term debt	776	1,027

	33,392	33,009
Less: Current portion of long-term debt	(33,116)	(25,566)

Long-term debt, net of current portion	$276	$7,443

In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. The Company issued an initial $16.0 million of debentures which will be convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The debentures bear interest at a rate of six percent per annum, and the Company is obligated to repay the principal amount of the initial $16.0 million of debentures in 15 equal monthly installments of $1.1 million, beginning in June 2005.  Under the terms of the debentures, the monthly principal repayment obligation will increase to $2.1 million beginning in September 2005 if the Company’s cash balances as of June 30, 2005 fall below certain defined levels.  This increase, which is likely, will have the effect of requiring the Company to repay the principal amount in nine installments through February 2006. Payments of principal and interest may be made in either cash or, upon receipt of stockholder approval and satisfaction of various other conditions set forth in the debentures, shares of the Company’s common stock. Subject to stockholder approval, the Company intends to use shares of its common stock for payments under the debentures to the maximum extent permitted by the conditions of the debentures. As a result of these conditions, however, the Company anticipates having to use cash to satisfy its payment obligations through at least September 2005. Cash payments to be made during this period are expected to total approximately $6.1 million.

Investors also received warrants to purchase approximately 1.7 million shares of the Company’s common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.  As of March 31, 2005 and December 31, 2004, a total of $16.0 million in face value convertible debentures was outstanding. These debentures are recorded on the Consolidated Balance Sheet at December 31, 2004, at the discounted amount of $12.0 million. The Company is recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the debentures.  As of March 31, 2005, the debentures were recorded at a discounted amount of $12.6 million.

The agreement provides for an additional $4.0 million of convertible debentures to be issued to the investors at the option of the investors or, under certain circumstances, at the Company’s option.

In February 2005, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit is $20.0 million. Borrowings under the revolving line of credit are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate (5.75% as of March 31, 2005 and 5.25% as of December 31, 2004). As of March 31, 2005 and December 31, 2004, $20.0 million remaining outstanding under the Company’s revolving credit facility

As of March 31, 2005 and December 31, 2004, outstanding term debt borrowings were approximately $776,000 and $1.0 million, respectively. Borrowings bear interest at the bank’s prime rate (5.75% as of March 31, 2005 and 5.25% as of December 31, 2004) plus up to 1.25%. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $386,000 are due for the remainder of 2005, and payments of $390,000 are due thereafter.

Commitments totaling $5.2 million and $24.3 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of March 31, 2005 and December 31, 2004, respectively, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.  Accordingly, $5.2 million and $24.3 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets as of March 31, 2005 and December 31, 2004, respectively.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either March 31, 2005 or December 31, 2004. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of March 31, 2005, under noncancelable operating lease agreements, including future minimum facilities payments, is as follows (in millions):

Years Ending December 31,	Operating Leases
2005	$1.2
2006	0.7
2007	0.5
2008	0.3
2009 and thereafter	0.4

Total minimum lease payments	$3.1

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.

Standby Letter of Credit Commitments

As of March 31, 2005, the Company had $5.2 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

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

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005.

On January 7, 2005, the Company announced that it had reached agreement with the SEC to settle administrative proceedings in connection with the restatement of financial results for the third quarter of fiscal 2001. No fines or financial penalties were associated with the settlement. Without admitting or denying any wrongdoing, the Company consented to the SEC’s entry of an administrative order that included findings that it issued a false and misleading earnings press release and misleading quarterly report. The order requires that the Company cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left BroadVision in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, the Company recognized revenue on that agreement in its entirety in the third quarter of 2001. The Company subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that it was restating the financial statements for the third quarter of 2001 to effect this change. The Company has been accounting for the revenue ratably in all periods since the third quarter of 2001.

Note 5. Geographic, Segment and Significant Customer Information

The Company operates in one segment, electronic business commerce solutions. The Company’s reportable segment includes the Company’s facilities in North America (“Americas”), Europe and Asia Pacific and the Middle East (“Asia/Pacific”). The Company’s Chief Executive Officer (“CEO”) is the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three months ended March 31,
	2005	2004
Software licenses	$4,416	$7,840
Consulting services	5,147	4,911
Maintenance	6,804	8,138
Total revenues	$16,367	$20,889

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

Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended March 31,
	2005	2004
	(unaudited)	(unaudited)
Revenues:
Americas	$8,638	$9,651
Europe	5,918	10,093
Asia/Pacific	1,811	1,145
Total revenues	$16,367	$20,889

	March 31, 2005	December 31, 2004
	(unaudited)
Long-Lived Assets:
Americas	$59,985	$60,312
Europe	386	531
Asia/Pacific	513	527
Total long-lived assets	$60,884	$61,370

During the three months ended March 31, 2005 and 2004, no single customer accounted for more than 10% of the Company’s revenues.

Note 6. Restructuring Charges

Through March 31, 2005, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges.

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

As of March 31, 2005, the total restructuring accrual of $13.3 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.6	$—	$0.6
Excess Facilities	6.1	6.6	12.7

Total	$6.7	$6.6	$13.3

The Company estimates that the $600,000 severance and termination accrual will be paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$5.6
2006	5.3
2007	0.8
2008	0.4
2009 and thereafter (through October 2010)	0.6

Total minimum facilities payments	$12.7

Of this excess facilities accrual, $5.6 million relates to payments due in fiscal 2005 under existing leases and lease termination agreements, and $7.1 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Quarter Ended March 31, 2005
Lease cancellations and commitments	$21,824	$(631)	$(17,347)	$3,846
Termination payments to employees and related costs	365	(95)	(155)	115
	$22,189	$(726)	$(17,502)	$3,961

Quarter Ended March 31, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	318	(465)	95
	$21,925	$318	$(465)	$21,778

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Quarter Ended March 31, 2005
Lease cancellations and commitments	$11,515	$22	$(2,666)	$8,871
Termination payments to employees and related costs	459	—	(14)	445
	$11,974	$22	$(2,680)	$9,316
Quarter Ended March 31, 2004
Lease cancellations and commitments	$83,026	$252	$(4,986)	$78,292
Termination payments to employees and related costs	429	—	—	429
	$83,455	$252	$(4,986)	$78,721

As mentioned above, the Company has based its excess facilities accrual, in part, upon estimates of future sublease income. The Company has used the following factors, among others, in making such estimates: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities. The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS 5.  Adjustments to the facilities accrual will be required if actual sublease income differs from amounts currently expected. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

Note 7. Goodwill and Other Intangible Assets

On January 1, 2002, the Company adopted SFAS 142. Under SFAS 142, goodwill and intangible assets with indefinite lives are no longer subject to amortization but are tested for impairment at least annually using a fair value approach, and whenever there is an impairment indicator. Other intangible assets continue to be valued and amortized over their estimated lives.

Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired.

The Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at March 31, 2005 and December 31, 2004, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at March 31, 2005.

Additionally, upon adoption of SFAS 141 and SFAS 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. As of December 31, 2003, completed technology intangibles had been fully amortized.

Note 8.  Warrants

As of March 31, 2005, the following warrants to purchase the Company’s common stock were outstanding:

Description	Underlying Shares	Excercise Price per Share

Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible debenture investors in November 2004	1,739,130	3.58
Other issued in connection with revenue transactions in 1997 and 2000	9,628	Various

The warrant issued in connection with the real estate transaction has a term of five years and is exercisable beginning in August 2005.  The warrant issued in connection with the convertible debentures also has a term of five years and is exercisable beginning in May 2005.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance.  The warrants are revalued each period until and unless the warrants are exercised.  For the three-month period ended March 31, 2005, the Company recorded gains related to the revaluation of warrants to the landlord and debenture holders of $753,000 and $1.8 million, respectively.  These gains are included as a component of Restructuring Charges and of Other Income (Expense), net, respectively, in the accompanying Condensed Consolidated Statements of Operations.  If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect,” “anticipate,” “intend,” “believe,” “hope,” “assume,” “estimate,” “plan,” “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those described herein and in the Company’s most recently filed Annual Report on Form 10-K and other documents filed with the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

BroadVision solutions help customers rapidly increase revenues and reduce costs by moving interactions and transactions to personalized self service via the web. Our integrated self-service application suite—including process, commerce, portal and content—offers rich functionality out of the box, and is easily configured for each customer’s e-business environment.

Over 1,000 customers—including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Wal*Mart, Iberia L.A.E. and Vodafone—have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.

Worldwide demand for enterprise software has declined significantly over the past several years. The decline in venture capital spending has resulted in fewer new companies with funding to, among other things, build an on-line business. Established companies have scaled back, delayed or cancelled web-based initiatives. As a result of these reasons and others, we have seen significant declines in our revenue over the past four fiscal years.

Our objective is to further our position as a leading supplier of web-based, self-service applications. This will require us to continue to build in new functionality to our applications that offer our customers a compelling value proposition to license our products rather than design and build custom solutions.

We generate revenue from fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on the machine on which the product is installed. Payment terms are generally thirty days from the date the products are delivered or the services are provided.

From 2001 to date, we have incurred significant losses and negative cash flows from operations. In fiscal year 2004, we entered into a series of agreements to terminate significant excess lease obligations that were contributing to that negative cash flow. Under the terms of these agreements, we have incurred an obligation to pay $45 million, and our future cash outflows will be reduced by over $4 million per quarter. We believe that these transactions are an important step towards our goal of generating consistent positive cash flows, although we make no assurances about our ability to generate positive cash flows in future periods.

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

Recent Events

In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. We issued an initial $16.0 million of debentures, which will be convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The debentures bear interest at a rate of six percent per annum, and we are obligated to repay the principal amount of the initial $16.0 million of debentures in 15 equal monthly installments of $1.1 million, beginning in June 2005. Under the terms of the debentures, our monthly principal repayment obligation will increase to $2.1 million beginning in September 2005 if our cash balances as of June 30, 2005 fall below certain defined levels.  This increase, which is likely, will have the effect of requiring us to repay the principal amount in nine installments through February 2006. Payments of principal and interest may be made in either cash or, upon receipt of stockholder approval and satisfaction of various other conditions set forth in the debentures, shares of our common stock. Subject to stockholder approval, we intend to use shares of our common stock for payments under the debentures to the maximum extent permitted by the conditions of the debentures. As a result of these conditions, however, we anticipate having to use cash to satisfy our payment obligations through at least September 2005. Cash payments to be made during this period are expected to total approximately $6.1 million. The agreement provides for an additional $4.0 million of convertible debentures to be issued to the investors at the option of the investors or, under certain circumstances, at our option. Investors also received warrants to purchase approximately 1.7 million shares of our common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.

We have various credit facilities with a commercial lender, which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit. In February 2005, we entered into a renewed and amended loan and security agreement with the lender. The agreement requires us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At March 31, 2005 and December 31, 2004, $20.0 million was outstanding under the line of credit. Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at the expiration in February 2006.

During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash payments of $20.7 million in 2004, and an additional cash payment of $21.9 million in the first quarter of 2005.  In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.

As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the lease term, which commences in January 2007. This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the non-current restructuring accrual of $6.6 million as of March 31, 2005.

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

Revenue Recognition

Overview — Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition, as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and SAB 101.

Software License Revenue

We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs.  For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to the us based upon a percentage of list price. We do not grant resellers the right of return.

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

Impairment Assessments

We adopted SFAS 142 on January 1, 2002. This standard requires that goodwill no longer be amortized, and instead, be tested for impairment on a periodic basis.

Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date and, as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of March 31, 2005 and December 31, 2004 and, therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at March 31, 2005. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

Accounting for Stock-Based Compensation

We apply APB 25 and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.

During the three months ended March 31, 2004, the Company recorded compensation expense of $15,000 as a result of granting common stock to a third party consultant. These charges were calculated based upon the market value of the underlying stock.

We have determined pro forma information regarding net loss and net loss per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123.  The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS 123, the Company’s reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands, except per share data, unaudited):

	Three Months Ended March 31,
	2005	2004
Net income (loss) as reported	$2,918	$(867)
Add: Stock-based employee compensation expense included in reported net income (loss), net of related tax effects	—	15
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(1,334)	(2,814)
Pro forma net loss	$1,584	$(3,666)

Income (loss) per share:
Basic—as reported	$0.09	$(0.03)
Basic—pro forma	$0.05	$(0.11)

Diluted—as reported	$0.07	$(0.03)
Diluted—pro forma	$0.04	$(0.11)

Restructuring Charges

Through March 31, 2005, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.

Severance and Termination Costs. We account for severance and benefits termination costs as follows:

•      For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF 94-3.  Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely.

•      For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS 146.  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

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

•      For exit or disposal activities initiated after December 31, 2002, we account for lease termination and/or abandonment costs in accordance with SFAS 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

Severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do they benefit continuing activities.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS 5.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

As of March 31, 2005, the total restructuring accrual of $13.3 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.6	$—	$0.6
Excess Facilities	6.1	6.6	12.7

Total	$6.7	$6.6	$13.3

We estimate that the $600,000 severance and termination accrual will be paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$5.6
2006	5.3
2007	0.8
2008	0.4
2009 and thereafter (through October 2010)	0.6

Total minimum facilities payments	$12.7

Of this excess facilities accrual, $5.6 million relates to payments due in fiscal 2005 under existing leases and lease termination agreements, and $7.1 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Quarter Ended March 31, 2005
Lease cancellations and commitments	$21,824	$(631)	$(17,347)	$3,846
Termination payments to employees and related costs	365	(95)	(155)	115
	$22,189	$(726)	$(17,502)	$3,961

Quarter Ended March 31, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	318	(465)	95
	$21,925	$318	$(465)	$21,778

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Quarter Ended March 31, 2005
Lease cancellations and commitments	$11,515	$22	$(2,666)	$8,871
Termination payments to employees and related costs	459	—	(14)	445
	$11,974	$22	$(2,680)	$9,316
Quarter Ended March 31, 2004
Lease cancellations and commitments	$83,026	$252	$(4,986)	$78,292
Termination payments to employees and related costs	429	—	—	429
	$83,455	$252	$(4,986)	$78,721

As mentioned above, we have based our excess facilities accrual, in part, upon estimates of future sublease income. We have used the following factors, among others, in making such estimates: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities. We recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS 5.  Adjustments to the facilities accrual will be required if actual sublease income differs from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.

Legal Matters

Our current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. Because of the uncertainties related to both the determination of the probability of an unfavorable outcome and the amount and range of loss in the event of an unfavorable outcome, we are unable to make a reasonable estimate of the liability that could result from the remaining pending litigation. As additional information becomes available, we will assess the potential liability related to its pending litigation and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position.

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming us as a defendant. The complaint alleged that we were liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that we no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife reached agreement with us and executed documents regarding a settlement of the pending lawsuit under which we will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005.

On January 7, 2005, we announced that we had reached agreement with the SEC to settle administrative proceedings in connection with the restatement of our financial results for the third quarter of fiscal 2001. No fines or financial penalties were associated with the settlement. Without admitting or denying any wrongdoing, we consented to the SEC’s entry of an administrative order that included findings that we issued a false and misleading earnings press release and misleading quarterly report. The order requires that we cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left BroadVision in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, we recognized revenue on that agreement in its entirety in the third quarter of 2001. We subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that we were restating our financial statements for the third quarter of 2001 to effect this change. We have been accounting for the revenue ratably in all periods since the third quarter of 2001.

Results of Operations

Revenues

Total revenues decreased 22% during the quarter ended March 31, 2005 to $16.4 million as compared to $20.9 million for the quarter ended March 31, 2004.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

March 31, 2005
Americas	$1,914	43%	$6,724	56%	$8,638	53%
Europe	1,706	39	4,212	35	5,918	36
Asia Pacific	796	18	1,015	9	1,811	11
Total	$4,416	100%	$11,951	100%	$16,367	100%

March 31, 2004
Americas	$2,590	33%	$7,061	54%	$9,651	46%
Europe	4,896	62	5,197	40	10,093	48
Asia Pacific	354	5	791	6	1,145	6
Total	$7,840	100%	$13,049	100%	$20,889	100%

The Company operates in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 44% during the quarter ended March 31, 2005 to $4.4 million as compared to $7.8 million for the quarter ended March 31, 2004. License revenue in the Americas and Europe declined due to softening demand for enterprise software applications.  Asia Pacific revenue increased due to a single large license transaction that occurred in the first quarter of fiscal 2005 that did not occur in the first quarter of fiscal 2004.

Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 8% during the quarter ended March 31, 2005 to $12.0 million as compared to $13.0 million for the quarter ended March 31, 2004.  This decrease was attributable to lower maintenance revenue, which decreased 16% for the three months ended March 31, 2005 to $6.8 million as compared to $8.1 million for the three months ended March 31, 2004.  Maintenance revenue decreased due to a decline in customer licenses and certain existing customers declining the renewal of annual maintenance services.

Cost of Revenues

Cost of software license revenues includes the costs of product media, duplication, packaging and other manufacturing costs, as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with, our products.

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. A summary of our cost of revenues is as follows (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2005	%	2004	%
Cost of (credit for) software licenses (1)	$(57)	(1)%	$578	7%
Cost of services (2)	5,980	50	6,277	48

Total cost of revenues (3)	$5,923	36%	$6,855	33%

(1) Percentages are calculated based on total software license revenues for the period indicated

(2) Percentages are calculated based on total services revenues for the period indicated

(3) Percentages are calculated based on total revenues for the period indicated

Cost of (credit for) software licenses decreased in absolute dollar terms during the quarter ended March 31, 2005 to $(57,000) as compared to $578,000 for the quarter ended March 31, 2004. This decrease was primarily due to a credit recorded in the most recent quarter due to a vendor settlement and declining royalty obligations.

Cost of services decreased 5% in absolute dollar terms during the quarter ended March 31, 2005 to $6.0 million as compared to $6.3 million for the quarter ended March 31, 2004. This decline was attributable to lower consulting headcount in Europe and the Middle East regions and lower customer support headcount in the Americas.  This was partially offset by an increase in consulting spending in the Americas.

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

•       Other intangible amortization represents costs to amortize other intangible assets, generally on a straight-line basis. As described in Note 7 in the Notes to Condensed Consolidated Financial Statements, as of January 1, 2002, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset which does not meet the criteria of a recognizable intangible asset as defined by SFAS142.

•      Restructuring charges represent costs incurred to restructure company operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS 146.

A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2005	%	2004	%
Research and development	$4,287	26%	$4,888	23%
Sales and marketing	5,811	36	6,866	33
General and administrative	2,535	15	2,417	12
Restructuring charges (credit)	(704)	(4)	570	3
Total operating expenses	$11,929	73%	$14,741	71%

Research and development expenses decreased 12% during the quarter ended March 31, 2005 to $4.3 million as compared to $4.9 million for the quarter ended March 31, 2004. The decrease in research and development expenses was primarily attributable to reduced headcount as a result of natural attrition and lower overhead allocations.

Sales and marketing expenses decreased 15% during the quarter ended March 31, 2005 to $5.8 million as compared to $6.9 million for the quarter ended March 31, 2004. The decrease was primarily attributable to turnover in the sales organization combined with lower commissions on lower license revenue.  Partially offsetting these declines was increased marketing campaign spending.

General and administrative expenses increased 5% during the quarter ended March 31, 2005 to $2.5 million as compared to $2.4 million for the quarter ended March 31, 2004, due to increased contractor costs related to finance special projects.  This was offset by a reduction in accounting fees related to the Sarbanes-Oxley Act of 2002.

Restructuring charges. Through March 31, 2005, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.

Restructuring charges (credits) consisted of the following (in thousands, unaudited):

	Three Months Ended March 31,
	2005	2004
Excess Facilities	$(609)	$252
Severance and Termination Costs	(95)	318
Total	$(704)	$570

The excess facilities credit for the three-months ended March 31, 2005 related primarily to an adjustment of $753,000 to fair value of the warrant issued to a previous landlord as part of a lease settlement in 2004.  The excess facilities charge for the three-months ended March 31, 2004, primarily related to the adjustment of accrued interest on excess facilities obligations that were discounted under SFAS 146.  The severance and termination costs for both periods reflect adjusted severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the end of the period. The Company recorded these charges at the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS 5.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest income, net for the three months ended March 31, 2005 was an expense of $744,000 as compared to income of $109,000 for the three months ended March 31, 2004. Interest expense increased during the first quarter of 2005 due to the debentures issued in November 2004.  Interest income has declined year-over-year due to lower cash balances and lower interest rates being earned on invested funds.

Other (expense) income, net, for the three months ended March 31, 2005 was a net income of $3.1 million as compared to expenses of $133,000 for the three months ended March 31, 2004. The increase in income in the first quarter of 2005 was primarily due to a $1.4 million gain on the disposition of equity investments, and a $1.8 million gain on the revaluing of common stock warrants for warrants issued in connection with the debenture offering in November 2004 to fair value as of March 31, 2005.

Income Taxes. During the quarter ended March 31, 2005, we recorded a tax benefit of $2.0 million as compared to a tax expense of $136,000 for quarter ended March 31, 2004. The tax benefit from the first quarter of fiscal 2005 was primarily due to the reversal of certain income tax accruals determined during the first quarter to be no longer required. For the quarter ended March 31, 2004, tax expense of $76,000 relates to income taxes in foreign jurisdictions that are not available to credit against US income taxes. The remaining $60,000 was attributable to state franchise taxes.

Liquidity and Capital Resources (in thousands)

	March 31, 2005	December 31, 2004
	(unaudited)
Cash and cash equivalents	$37,218	$41,851
Restricted cash	$5,153	$24,256
Working capital (deficit)	$(22,164)	$(18,136)
Working capital ratio	0.72	0.82

As of March 31, 2005, cash, cash equivalents, and restricted cash and investments totaled $42.4 million, which represents a decrease of $23.7 million as compared to a balance of $66.1 million on December 31, 2004. This decrease was attributable to net cash used for operations and payment of lease settlement obligations during the quarter.

In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of convertible debentures to five institutional investors. We issued an initial $16.0 million of debentures, which will be convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The debentures bear interest at a rate of six percent per annum, and we are obligated to repay the principal amount of the initial $16.0 million of debentures in 15 equal monthly installments of $1.1 million, beginning in June 2005. Under the terms of the debentures, our monthly principal repayment obligation will increase to $2.1 million beginning in September 2005 if our cash balances as of June 2005 fall below certain defined levels.  This increase, which is likely, will have the effect of requiring us to repay the principal amount in nine installments through February 2006. Payments of principal and interest may be made in either cash or, upon receipt of stockholder approval and satisfaction of various other conditions set forth in the debentures, shares of our common stock. These conditions include, among others, the requirement that the registration statement relating to our common shares issuable upon conversion of our debentures be declared effective by the SEC for a period of no fewer than approximately sixty days prior to the repayment due date and the requirement that our common stock continue to be traded on an eligible market.  Subject to stockholder approval and the satisfaction of these other conditions we intend to use shares of our common stock for payments under the debentures to the maximum extent permitted by the conditions of the debentures. Due to unforeseen delays in having our Registration Statement declared effective by the SEC  we anticipate having to use cash to satisfy our payment obligations through at least September 2005. Cash payments to be made during this period are expected to total approximately $6.1 million. The agreement provides for an additional $4.0 million of convertible debentures to be issued to the investors at the option of the investors or, under certain circumstances, at our option. Investors also received warrants to purchase approximately 1.7 million shares of our common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.

On May 9, 2005, by agreement between us and the holders of a majority of the debentures, one of the agreements governing the debentures was amended to extend by 120 days the time within which we are required to obtain effectiveness of a registration statement covering the resale of the shares of our common stock that may be issued in respect of the debentures.

We have various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit. In February 2005, we entered into a renewed and amended loan and security agreement with the lender. The agreement requires us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At March 31, 2005 and December 31, 2004, $20.0 million was outstanding under the line of credit. Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at the expiration in February 2006.

During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash payments of $20.7 million in 2004 and additional cash payments of $21.9 million in the first quarter of 2005.  In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.

As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is part of the restructuring credit of $23.5 million recorded in the year ended December 31, 2004.

Commitments totaling $5.2 million and $24.3 million in the form of standby letters of credit were issued on our behalf from financial institutions as of March 31, 2005 and December 31, 2004, respectively, primarily in favor of our various landlords to secure obligations under our facility leases.  Accordingly, $5.2 million and $24.3 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at March 31, 2005 and December 31, 2004, respectively.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2005 and December 31, 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended March 31, 2005 and 2004.

Cash Provided By (Used For) Operating Activities

Cash used for operating activities was $25.3 million for the three months ended March 31, 2005. The primary reason for the net cash used by operating activities was due to the payment of accrued liabilities related to restructuring of $20.9 million, offset by net income of $2.9 million.  Other significant adjustments to reconcile net income to cash used for operating activities included the non-cash gain on sale of cost method investments of $1.2 million, the non-cash release of income tax reserves of $2.0 million, and the gain on revaluation of warrants to fair value of $2.5 million.  Cash used for operating activities was $3.7 million for the three months ended March 31, 2004. The primary reason for the net cash used for operating activities was due to the net loss of $867,000 and decreases in accrued expenses and non-current liabilities, primarily related to excess facilities costs.  Partially offsetting these uses of cash were $1.4 million of non-cash depreciation and amortization expense and a decrease in accounts receivable of $1.7 million due to lower revenue.

Cash Provided By Investing Activities

Cash provided by investing activities was $20.5 million for the three months ended March 31, 2005 and was primarily due to transfers from restricted cash of $19.1 million and proceeds from dividends of $1.1 million.  Cash provided by investing activities was $798,000 for the three months ended March 31, 2004 and was primarily due to transfers from restricted cash.  Capital expenditures were $57,000 and $144,000 during the three months ended March 31, 2005 and 2004, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

Cash Provided By Financing Activities

Cash provided by financing activities was $120,000 for the three months ended March 31, 2005, consisting of $370,000 in proceeds from the issuance of common stock offset by $250,000 used for repayment of borrowings, net of new borrowings.  Cash provided by financing activities was $637,000 for the three months ended March 31, 2004, consisting of $803,000 in proceeds from the issuance of common stock offset by $166,000 used for repayment of borrowings, net of new borrowings.

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of March 31, 2005, under noncancelable operating lease agreements, is as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$1.2
2006	0.7
2007	0.5
2008	0.3
2009 and thereafter (through October 2010)	0.4

Total minimum facilities payments	$3.1

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in millions):

Less than 1 year	$3.2
1-3 years	1.0
4-5 years	—
Over 5 years	1.0
Total	$5.2

Restricted cash represents collateral for these letters of credit.

Our net future cash flows will depend heavily on the level of future revenues, the amount of cash we are required to use for payment under the debentures, our ability to restructure operations successfully and our ability to manage infrastructure costs.

We currently expect to fund our short-term working capital and operating resource expenditure requirements, for at least the next twelve months, from our existing cash and cash equivalents resources, our anticipated cash flows from operations and anticipated cash flows from subleases. However, these sources could be inadequate for the operation of our business for various reasons.  These reasons include, but are not limited to, the following:

•      If the Company’s stockholders do not approve the use of common stock for payments due under outstanding debentures at the Company’s annual meeting of stockholders scheduled for May 24, 2005, then all payments will be required to be made in cash until approximately 30 days after stockholder approval is subsequently obtained.

•      If an event of default occurs under the debentures and is not cured within any applicable cure period, the debenture holders could accelerate the due date of the debentures such that the entire principal balance, interest and other obligation become immediately due and payable.  If an event of default occurs but is cured within the applicable cure period, the Company will be required to make payments in cash for a period of no less than 120 days  from the date of the cure of the default.

•      If the Company is not declared effective by August 5, 2005, then the Company will be required to use cash in excess of the $6.1 million of anticipated cash repayments noted above to satisfy its repayment obligations.

Such circumstances will have a significantly unfavorable effect on the Company’s liquidity and will likely result in the Company’s cash resources falling below a level that is necessary for the operation of the Company’s business in the fourth quarter of 2005.   In such circumstances, the Company may be unable to continue as a going concern.

Factors That May Affect Future Operating Results

Our capital resources could be inadequate for the operation of our business for various reasons.  For example, if our stockholders do not approve the use of common stock for payments under our outstanding debentures, or if the other terms of the debentures require us to use cash, rather than stock, for more of the debenture payments than we presently anticipate, then our cash resources are likely to fall below a level that is adequate for the operation of our business in the fourth quarter of 2005.  We may need to raise additional funds in the future to repay outstanding indebtedness, fund operations, develop new technologies, respond to competitive pressures, acquire complementary businesses or for other reasons.  We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise.  If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock.  There can be no assurance that additional financing will be available on acceptable terms, if at all.  If adequate funds are not available or are not available on acceptable terms, we may be unable to develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition or future operating results.

We may experience significant fluctuations in quarterly operating results that may be caused by many factors including, but not limited to, those discussed below and herein, as set out in Items 7 and 7A in our annual report on Form 10-K for the year ended December 31, 2004 and elsewhere therein and as disclosed in other documents filed with the Securities and Exchange Commission.

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

We renewed and amended our revolving credit facility during the first quarter of fiscal 2005. The facility is secured by substantially all of our owned assets. The primary financial covenant under the facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which the bank may, among other things, accelerate the payment of the facility.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2005 and December 31, 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended March 31, 2005 and 2004.

During the first quarter of fiscal 2005, we drew down $20.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate with a floor minimum of 4.25% (5.75% annually as of

March 31, 2005) and principal is due in full in February 2006.  Additionally, we have two outstanding term loans and an equipment line of credit as of March 31, 2005.  Interest on those loans are at the bank’s prime rate (5.75% as of March 31, 2005) and prime rate plus 1.25%.

Cash and Cash Equivalents

We consider all debt and equity securities with maturities of three months or less at the date of purchase to be cash equivalents. Our short-term investments consist of debt and equity securities that are classified as available-for-sale. Our debt securities are carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax.

Our cash, and cash equivalents, at cost, which approximates fair value, consisted of the following as of March 31, 2005 (in thousands, unaudited)

Fair value
Cash and certificates of deposits	$33,450
Money market	8,921
Total cash and equivalents	$42,371

Included in the table above in cash and cash equivalents are $2.0 million of non-current restricted cash.

Our cash and cash equivalents, at cost, which approximates fair value, consisted of the following as of December 31, 2004 (in thousands):

Fair value
Cash and certificates of deposits	$55,240
Money market	10,867
Total cash and equivalents	$66,107

Included in the table above in cash and cash equivalents are non-current restricted cash of $2.3 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We maintain our cash and cash equivalents with two separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months ended March 31, 2005, no one customer accounted for more than 10% of total revenue.  For the three months ended March 31, 2005, no one customer accounted for more than 10% of accounts receivable.

Fair Value of Financial Instruments

Our financial instruments consist of cash equivalents, accounts receivable, accounts payable and debt. We do not have any derivative financial instruments. We believe the reported carrying amounts of its financial instruments approximates fair value, based upon the short maturity of cash equivalents, accounts receivable and payable, and based on the current rates available to it on similar debt issues.

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

The total fair value of our cost method long-term equity investments in public and non-public companies as of March 31, 2005 was $338,000. There were not any “other than temporary write-down” during the three months ended March 31, 2005 related to long-term equity investments.

ITEM 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2005, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We reported three material weaknesses as of December 31, 2004.  During the three-month period ended March 31, 2005, in part to remediate those weaknesses, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We:

•      reviewed with senior management and the audit committee of its board of directors the issues which led to the three material weaknesses;

•      promoted an experienced member of our finance staff to the position of Director of Accounting overseeing all North American general accounting activities;

•      made enhancements to account reconciliations to provide more thorough account analyses;

•      established clear responsibilities among our accounting personnel and increased their formal interaction and coordination;

•      increased our chief financial officer’s responsibilities for overseeing more routine accounting matters until all open positions are filled;

•      strengthened controls to ensure that the director of treasury reviews cash accounts on a monthly basis for completeness;

•      developed a detailed database of worldwide maintenance revenues by contract and developed key reports from that data. The reports have been designed to detect errors or omissions related to key maintenance data. Further, we have trained the revenue accounting team on how to carefully analyze the reports to ensure that inaccuracies are detected and corrected.

We believe the corrective steps described herein enable management to conclude that the internal controls over our financial reporting are effective.  We will continue our efforts to identify, assess and correct any additional material weaknesses in internal controls that may arise.

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

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second due in May 2005 and the third due in September 2005.

On January 7, 2005, the Company announced that it had reached agreement with the SEC to settle administrative proceedings in connection with the restatement of financial results for the third quarter of fiscal 2001. No fines or financial penalties were associated with the settlement. Without admitting or denying any wrongdoing, the Company consented to the SEC’s entry of an administrative order that included findings that it issued a false and misleading earnings press release and misleading quarterly report. The order requires that the Company cease and desist from committing or causing violations of specified provisions of the federal securities laws. The SEC found that a former executive in charge of professional services who left BroadVision in 2002 was responsible for the improper accounting. The restatement concerned revenue related to one software license agreement. Following receipt of payment in full by the customer, the Company recognized revenue on that agreement in its entirety in the third quarter of 2001. The Company subsequently determined that the revenue should instead be recognized ratably over the four-year life of the agreement, and announced on April 1, 2002 that it was restating the financial statements for the third quarter of 2001 to effect this change. The Company has been accounting for the revenue ratably in all periods since the third quarter of 2001.

Item 2. Changes in Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2.
4.5 (4)	Amended and Restated Registration Rights Agreement dated April 5, 2005, among the Company and certain investors listed on Exhibit A thereto.
4.6	Amendment to Amended and Restated Registration Rights Agreement dated May 9, 2005
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)   Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)   Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)   Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.

(4)   Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 6, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 10, 2005	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: May 10, 2005	By:	/s/ William E. Meyer
William E. Meyer