Form 10-Q
period 2005-06-30
BROADVISION INC
filed 2005-08-09
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended June 30, 2005

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

As of August 1, 2005 there were 34,320,137 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2005

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	June 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$26,839	$41,851
Accounts receivable, less receivable reserves of $1,308 as of June 30, 2005 and $1,409 as of December 31, 2004	12,815	14,370
Restricted cash, current portion	1,912	21,933
Prepaids and other	2,167	2,232
Total current assets	43,733	80,386

Property and equipment, net	2,940	3,566
Restricted cash, net of current portion	1,997	2,323
Equity investments	—	574
Goodwill	56,434	56,434
Other assets	1,279	1,370

Total assets	$106,383	$144,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$27,927	$25,566
Accounts payable	5,461	7,470
Accrued expenses	15,793	40,745
Warrant liability	1,386	4,899
Unearned revenue	3,705	3,870
Deferred maintenance	13,995	15,972
Total current liabilities	68,267	98,522

Long-term debt, net of current portion	162	7,443
Other non-current liabilities	6,995	8,278

Total liabilities	75,424	114,243

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 34,320 shares issued and outstanding as of June 30, 2005 and 33,951 shares issued and outstanding as of December 31, 2004	3	3
Additional paid-in capital	1,215,141	1,214,619
Accumulated other comprehensive loss	(149)	(172)
Accumulated deficit	(1,184,036)	(1,184,040)
Total stockholders’ equity	30,959	30,410

Total liabilities and stockholders’ equity	$106,383	$144,653

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data; unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Software licenses	$3,391	$7,097	$7,807	$14,937
Services	12,123	13,031	24,074	26,080
Total revenues	15,514	20,128	31,881	41,017

Cost of revenues:

Cost of software licenses	(186)	313	(243)	891
Cost of services	5,614	6,302	11,594	12,579

Total cost of revenues	5,428	6,615	11,351	13,470

Gross profit	10,086	13,513	20,530	27,547

Operating expenses:
Research and development	3,955	4,509	8,242	9,397
Sales and marketing	5,060	7,480	10,871	14,346
General and administrative	2,829	2,400	5,364	4,817
Restructuring charge	309	679	(395)	1,249
Total operating expenses	12,153	15,068	24,082	29,809

Operating loss	(2,067)	(1,555)	(3,552)	(2,262)

Interest (expense) income, net	(1,090)	102	(1,834)	211
Other (expense) income, net	313	(45)	3,428	(178)

Loss before provision for income taxes	(2,844)	(1,498)	(1,958)	(2,229)

Benefit (provision) for income taxes	(70)	6	1,962	(130)

Net income (loss)	$(2,914)	$(1,492)	$4	$(2,359)

Basic income (loss) per share	$(0.09)	$(0.04)	$0.00	$(0.07)
Diluted income (loss) per share	$(0.09)	$(0.04)	$0.00	$(0.07)
Shares used in computing:
Basic income (loss) per share	34,181	33,476	34,077	33,392
Diluted income (loss) per share	34,181	33,476	34,163	33,392

Comprehensive income (loss):
Net income (loss)	$(2,914)	$(1,492)	$4	$(2,359)
Other comprehensive gain (loss), net of tax:
Unrealized investment gains less reclassification adjustment for gains included in net income (loss)	—	49	—	49
Foreign currency translation adjustment	(22)	—	23	—
Total comprehensive income (loss)	$(2,936)	$(1,443)	$27	$(2,310)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Six Months Ended June 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$4	$(2,359)
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	638	2,309
Stock-based compensation credit	—	(15)
Release of doubtful accounts and reserves	(101)	(562)
Amortization of prepaid royalties	—	355
Unrealized loss on investments	—	(50)
(Gain) loss on cost method investments	(1,117)	284
Loss (gain) on sale or abandonment of fixed assets	66	(96)
Release of income tax accrual	(2,032)	—
Gain on revaluation of warrants	(3,513)	—
Amortization of discount on convertible notes	1,556	—
Changes in operating assets and liabilities:
Accounts receivable	1,656	3,421
Prepaids and other	306	775
Other non-current assets	91	387
Accounts payable and accrued expenses	(3,420)	(3,068)
Restructuring accrual	(22,152)	—
Unearned revenue and deferred maintenance	(2,142)	(2,632)
Other noncurrent liabilities	4	(8,540)
Net cash used for operating activities	(30,156)	(9,791)

Cash flows from investing activities:
Purchase of property and equipment	(108)	(318)
Transfer from restricted cash	19,702	(2,432)
Purchase of long-term investments	—	(100)
Proceeds from sale of cost method investments	350	—
Proceeds from dividends	1,101	—
Net cash (used in) provided by investing activities	21,045	(2,850)

Cash flows from financing activities:
Proceeds from bank line of credit	35,000	76
Repayments of bank line of credit, term debt, and convertible notes	(41,476)	(492)
Proceeds from issuance of common stock, net	522	1,185
Net cash (used in) provided by financing activities	(5,954)	769
Effect of exchange rates on cash and cash equivalents	53	—
Net decrease in cash and cash equivalents	(15,012)	(11,872)
Cash and cash equivalents at beginning of period	41,851	78,776
Cash and cash equivalents at end of period	$26,839	$66,904

Supplemental disclosures of cash flow information:
Cash paid for interest	$415	$52
Cash paid (refunds received) for income taxes	$(259)	$194

See Accompanying Notes to Condensed Consolidated Financial Statements

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(All quarterly data herein is unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, the “Company”) was incorporated in the state of Delaware in May 1993 and has been a publicly traded corporation since 1996. BroadVision solutions help customers rapidly increase revenues and reduce costs by moving interactions and transactions to personalized self-service via the web. Our integrated self-service application suite–including process, commerce, portal and content–offers rich functionality out of the box, and is easily configured for each customer’s e-business environment.

Over 1,000 customers — including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Iberia L.A.E. and Vodafone — have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.

Recent Developments

As discussed more fully in Note 9 below, on July 25, 2005, the Company entered into a definitive agreement, subject to stockholder approval and other conditions, to merge with a newly-formed portfolio company of Vector Capital Corporation (“Vector”) in a transaction in which the Company’s stockholders would receive $0.84 cash per share (the “Merger”). If approved by the Company’s stockholders, the Merger is presently anticipated to close in the late third or fourth quarter of 2005.  Also as discussed more fully in Note 9 below, representatives of the Company have received copies of four complaints relating to purported class action lawsuits that each names the Company’s directors and the Company as defendants, and that each alleges that the director defendants violated their fiduciary duties to the Company’s stockholders by, among other things, failing to maximize the Company’s value and ignoring, or failing to adequately protect against, certain purported conflicts of interest.

Due to a combination of factors, the Company currently anticipates that its available cash resources will likely be insufficient to meet its payment obligations by some point in the fourth quarter of 2005. The factors contributing to this belief include lower-than-anticipated revenues in 2005, costs associated with the Merger and cash payment requirements under its outstanding convertible notes.  If the Company’s cash resources become insufficient to meet its obligations as they become due, its business and future prospects would be seriously harmed and its ability to operate the business as a going concern and complete the merger could be jeopardized. The Merger is subject to numerous conditions, including the approval of the Company’s stockholders, that could considerably delay or even prevent its completion, and there is no assurance that the Company will be able to obtain additional financing under its existing bank credit facility or otherwise. The requirements the Company must meet in order to obtain financing under its bank credit facility became more stringent as of July 2005, and the Company presently anticipates being unable to meet the new requirements for the foreseeable future. In order to obtain financing from any other source, the Company would be required to obtain the approval of both the Vector portfolio company with which it has agreed to merge and the holders of its outstanding convertible notes.

If the Merger is not consummated, the Company will be required to raise additional funds and it may be unable to do so on acceptable terms or at all. Its ability to obtain debt or equity funding would depend on a number of factors, including restrictive covenants contained in its current convertible note agreement and credit facilities, market conditions, its operating performance and investor interest.  If adequate additional funding were not available, the Company would have insufficient working capital to continue executing its current business plan.  Even if additional funding were available, the Company’s indebtedness and debt service obligations could continue to increase its vulnerability to general adverse economic and industry conditions, limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes, and place it at a competitive disadvantage to less leveraged competitors and those with better access to capital resources.

Basis of Presentation and Use of Estimates

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates. The financial results and related information as of June 30, 2005 and for the three and six months ended June 30, 2005 and 2004 are unaudited. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

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

During the six months ended June 30, 2004, the Company recorded a stock-based compensation credit of $15,000. This credit was recorded as a result of granting a third party consultant shares of our common stock.  The credit, which was calculated using the Black-Scholes model, was recorded as a reduction of sales and marketing expense.

We have determined pro forma information regarding net income (loss) and net income (loss) per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(2,914)	$(1,492)	$4	$(2,359)
Add: Stock-based employee compensation (income) expense included in reported net income (loss), net of related tax effects	—	—	—	(15)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(3,487)	(1,153)	(5,258)
Pro forma net loss	$(2,921)	$(4,979)	$(1,149)	$(7,632)

Income (loss) per share:
Basic—as reported	$(0.09)	$(0.04)	$0.00	$(0.07)
Basic—pro forma	$(0.09)	$(0.15)	$(0.03)	$(0.23)

Diluted—as reported	$(0.09)	$(0.04)	$0.00	$(0.07)
Diluted—pro forma	$(0.09)	$(0.15)	$(0.03)	$(0.23)

Earnings Per Share Information

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, potential common shares from the conversion of convertible debt using the as-if converted method, and shares subject to repurchase. The following table sets forth the basic and diluted income (loss) per share computational data for the periods presented.

There were 5.4 million and 5.8 million potential common shares from the conversion of outstanding convertible notes excluded in the diluted shares outstanding during the three months and six months ended June 30, 2005, respectively, as the effect of such shares is anti-dilutive.. There were 3,583,252 and 3,112,506 potential common shares excluded from the determination of diluted net loss per share for the three and six months ended June 30, 2004, respectively, as the effect of such shares is anti-dilutive.

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss)	$(2,914)	$(1,492)	$4	$(2,359)
Weighted average common shares outstanding utilized for basic net income (loss) per share	34,181	33,476	34,077	33,392
Potential common stock issued for options	—	—	86	—
Weighted average common shares outstanding utilized for diluted net income (loss) per share:	34,181	33,476	34,163	33,392
Basic net income (loss) per share	$(0.09)	$(0.04)	$0.00	$(0.07)
Diluted net income (loss) per share	$(0.09)	$(0.04)	$0.00	$(0.07)

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

Restructuring

Through June 30, 2005, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB No. 100, Restructuring and Impairment Charges (“SAB 100”).

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

On June 10, 2004, Metropolitan Life Insurance Company (“MetLife”) filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005,  the second was made in May 2005, and the third is due in September 2005.

Information about certain recently filed legal proceedings is set forth in Note 9 below.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash,

cash equivalents, and trade accounts receivable. The Company maintains its cash and cash equivalents with two separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the three-months ended June 30, 2005 and June 30, 2004, no one customer accounted for more than 10% of total revenue. As of June 30, 2005 and December 31, 2004, no customer individually accounted for more than 10% of accounts receivable.

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

Reclassification

Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications do not impact BroadVision’s consolidated financial condition, results of operation or cash flows.

Fair Value of Financial Instruments

The Company’s financial instruments consist of cash and cash equivalents, restricted cash, accounts receivable, accounts payable, debt, and at December 31, 2004, equity investments. The Company does not have any derivative financial instruments. The Company believes the reported carrying amounts of its financial instruments approximates fair value, based upon the maturities and nature of its cash equivalents, accounts receivable and payable, and based on the current rates available to it on similar debt issues. Additionally, the Company periodically evaluates the carrying value of all of its investments for other-than-temporary impairment when events and circumstances indicate that the book value of an asset may not be recoverable. If such assets are considered to be impaired, the impairment to be recognized is measured by the amounts by which the carrying amount exceeds its fair market value.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income (loss) consist of the following, net of taxes (unaudited, in thousands):

	Foreign Currency Translation	Accumulated Other Comprehensive Loss
Balance, December 31, 2004	$(172)	$(172)
Net change during period	23	23

Balance, June 30, 2005	$(149)	$(149)

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

Note 2. Selected Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Furniture and fixtures	$3,815	$4,036
Computers and software	48,677	49,258
Leasehold improvements	6,190	6,086
	58,682	59,380
Less accumulated depreciation and amortization	(55,742)	(55,814)
	$2,940	$3,566

Accrued expenses consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Employee benefits	$1,632	$1,253
Commissions and bonuses	691	1,334
Sales and other taxes	4,116	5,085
Restructuring (See Note 6)	4,783	26,292
Other	4,571	6,781
	$15,793	$40,745

Other noncurrent liabilities consisted of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Restructuring (See Note 6)	$6,584	$7,871
Other	411	407
	$6,995	$8,278

Note 3.  Bank Borrowings, Long-Term Debt and Other Non-Current Liabilities

Bank borrowings and long-term debt consists of the following (in thousands):

	June 30, 2005	December 31, 2004
	(unaudited)
Convertible notes, 6% coupon, due in various maturities beginning in June 2005	$12,473	$11,982
Bank borrowings	15,000	20,000
Term debt	616	1,027

	28,089	33,009
Less: Current portion of long-term debt	(27,927)	(25,566)

Long-term debt, net of current portion	$162	$7,443

In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors. The Company issued an initial $16.0 million of convertible notes which are convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The convertible notes bear interest at a rate of six percent per annum, and the Company was originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million, which began in June 2005.  Under the terms of the notes, the monthly principal repayment obligation will increase to $2.1 million beginning in September 2005 due to the Company’s cash balances falling below certain defined levels as of June 30, 2005.  This increase has the effect of requiring the Company to repay the principal amount in nine installments through April 2006.  Payments of principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of common stock. However, the Company anticipates having to use cash to satisfy all of its payment obligations under the notes.

Investors also received warrants to purchase approximately 1.7 million shares of the Company’s common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.  As of June 30, 2005 and December 31, 2004, a total of $14.9 million and $16.0 million, respectively, in face value convertible notes was outstanding. The Company is recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the notes.  These notes are recorded on the Condensed Consolidated Balance Sheets at December 31, 2004, and June 30, 2005, at the discounted amounts of $12.0 million and $12.5 million, respectively.

In June 2005, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit is up to $20.0 million, subject to certain borrowing limitations based on the Company’s unrestricted cash balances. Borrowings under the revolving line of credit are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate at December 31, 2004 and June 30, 2005 and prime rate plus 1.0% thereafter (6.0% as of June 30, 2005 and 5.25% as of December 31, 2004). As of June 30, 2005 and December 31, 2004, $15.0 million and $20.0 million, respectively, remained outstanding under the Company’s revolving credit facility.  As of July 1, 2005, the requirements the Company must meet in order to continue to access the credit facility became more stringent under the renewed and amended agreement, and the Company expects that, beginning in the third quarter of 2005 and for the foreseeable future, it will be unable to meet the new requirements.

As of June 30, 2005 and December 31, 2004, outstanding term debt borrowings were approximately $616,000 and $1.0 million, respectively. Borrowings bear interest at the bank’s prime rate of 5.25% plus up to 1.25% as of December 31, 2004 and the bank’s prime rate of 6.0% plus up to 3.0% as of June 30, 2005. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal and interest payments of $227,000 are due for the remainder of 2005, and payments of $389,000 are due thereafter.

Commitments totaling $3.9 million and $24.3 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of June 30, 2005 and December 31, 2004, respectively, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.  Accordingly, $3.9 million and $24.3 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets as of June 30, 2005 and December 31, 2004, respectively.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either June 30, 2005 or December 31, 2004. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments, net of future sublease income, as of June 30, 2005, under noncancelable operating lease agreements is as follows (in millions):

Years Ending December 31,	Operating Leases
2005	$2.4
2006	3.1
2007	4.2
2008	2.1
2009 and thereafter	6.3

Total minimum lease payments	$18.1

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.

Standby Letter of Credit Commitments

As of June 30, 2005, the Company had $3.9 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

Information about certain recently filed legal proceedings is set forth in Note 9 below.

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

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, the second was made in May 2005, and the third is due in September 2005.

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

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Software licenses	$3,391	$7,097	$7,807	$14,937
Consulting services	5,156	5,182	10,303	10,094
Maintenance	6,967	7,849	13,771	15,986
Total revenues	$15,514	$20,128	$31,881	$41,017

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

Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (unaudited, in thousands):

	Three months ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004

Revenues:
Americas	$9,058	$8,851	$17,696	$18,487
Europe	5,411	8,982	11,329	19,080
Asia/Pacific	1,045	2,295	2,856	3,450
Total revenues	$15,514	$20,128	$31,881	$41,017

	June 30, 2005	December 31, 2004

Long-Lived Assets:
Americas	$59,828	$60,312
Europe	326	531
Asia/Pacific	499	527
Total long-lived assets	$60,653	$61,370

During the three and six months ended June 30, 2005 and 2004, no single customer accounted for more than 10% of the Company’s revenues.

Note 6. Restructuring Charges

Through June 30, 2005, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

As of June 30, 2005, the total restructuring accrual of $11.4 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$1.1	$—	$1.1
Excess Facilities	3.7	6.6	10.3

Total	$4.8	$6.6	$11.4

The Company estimates that the $1.1 million severance and termination accrual will be nearly paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$3.7
2006	4.8
2007	0.7
2008	0.5
2009 and thereafter (through October 2010)	0.6

Total minimum facilities payments	$10.3

Of this excess facilities accrual, $2.5 million relates to payments due in fiscal 2005 under lease termination agreements, and $7.8 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended June 30, 2005
Lease cancellations and commitments	$3,846	$(146)	$264	$3,964
Termination payments to employees and related costs	115	627	(87)	655
	$3,961	$481	$177	$4,619

Three Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	95	158	(89)	164
	$21,778	$158	$(89)	$21,847
Six Months Ended June 30, 2005
Lease cancellations and commitments	$21,824	$(777)	$(17,083)	$3,964
Termination payments to employees and related costs	365	532	(242)	655
	$22,189	$(245)	$(17,325)	$4,619

Six Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	476	(554)	164
	$21,925	$476	$(554)	$21,847

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended June 30, 2005
Lease cancellations and commitments	$8,871	$(172)	$(2,373)	$6,326
Termination payments to employees and related costs	445	—	(23)	422
	$9,316	$(172)	$(2,396)	$6,748
Three Months Ended June 30, 2004
Lease cancellations and commitments	$78,292	$521	$(5,620)	$73,193
Termination payments to employees and related costs	429	—	—	429
	$78,721	$521	$(5,620)	$73,662
Six Months Ended June 30, 2005
Lease cancellations and commitments	$11,515	$(150)	$(5,039)	$6,326
Termination payments to employees and related costs	459	—	(37)	422
	$11,974	$(150)	$(5,076)	$6,748
Six Months Ended June 30, 2004
Lease cancellations and commitments	$83,026	$773	$(10,606)	$73,193
Termination payments to employees and related costs	429	—	—	429
	$83,455	$773	$(10,606)	$73,622

On June 29, 2005, the Company’s Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues.  The reduction by approximately 63 employees, or 22% of the Company’s workforce, is expected to be completed by the end of the third quarter of 2005.   It is expected that the Company will incur pre-tax severance costs of approximately $1.3 million, of which approximately $665,000 was incurred in the second quarter of 2005 and was charged to the restructuring accrual.  The Company expects to incur additional severance costs of approximately $600,000 in the third quarter of 2005.

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

The Company concluded that, based upon the market value of its stock in relation to the Company’s net book value at June 30, 2005 and December 31, 2004, there was no additional impairment of goodwill warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge for all or a portion of the goodwill balance at June 30, 2005.

Additionally, upon adoption of SFAS 141 and SFAS 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. As of December 31, 2003, completed technology intangibles had been fully amortized.

Note 8.  Warrants

As of June 30, 2005, the following warrants to purchase the Company’s common stock were outstanding:

Description	Underlying Shares	Exercise Price per Share

Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	1,739,130	3.58
Other issued in connection with revenue transactions in 1997 and 2000	9,628	Various

The warrant issued in connection with the real estate transaction has a term of five years and is exercisable beginning in August 2005.  The warrant issued in connection with the convertible notes also has a term of five years and became exercisable beginning in May 2005.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance.  The warrants are revalued each period until and unless the warrants are exercised.  For the three-month and six months ended June 30, 2005, the Company recorded gains related to the revaluation of warrants to the landlord and note holders of $1.0 and $3.5 million, respectively.  These gains are included as a component of Restructuring charges and of Other income (expense), net, respectively, in the accompanying Condensed Consolidated Statements of Operations.  If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

Note 9.  Subsequent Events

On July 25, 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bravo Holdco, an exempted company with limited liability incorporated under the laws of the Cayman Islands (“Bravo Holdco”), and Bravo Merger Sub, LLC, a Delaware limited liability company and wholly owned subsidiary of Bravo Holdco (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, it is intended that the Company will merge with and into Merger Sub, and the Company’s separate corporate existence will thereupon cease, but Bravo Holdco may, at its option, elect to amend the Merger Agreement to provide for (i) the merger of Merger Sub or any other affiliate of Bravo Holdco or Bravo Holdco’s majority stockholder, Vector Capital Corporation, (“Vector”) with and into the Company, or (ii) the Company’s merger with and into any other affiliate of Bravo Holdco or Vector (the “Merger”).

Under the terms of the Merger Agreement, the holders of shares of the Company’s common stock (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the consummation of the Merger will receive $0.84 in cash for each share of common stock at the time of the consummation of the Merger (the “Effective Time”).  In addition, at the Effective Time, each vested stock option that is outstanding immediately prior to the consummation of the Merger will be automatically converted into an amount in cash equal to, for each share of common stock underlying such option, the excess (if any) of $0.84 over the per share exercise price of such option.

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock, customary regulatory approvals and other closing conditions.  In order to induce Bravo Holdco to enter into the Merger Agreement, Dr. Pehong Chen, the Company’s Chairman, President and Chief Executive Officer, on behalf of himself and a trust of which he is a Trustee (the “Chen Trust”), has entered into a voting agreement with Bravo Holdco pursuant to which Dr. Chen has agreed, among other things, to vote all shares of the Company’s common stock held by himself and the Chen Trust in favor of the Merger and the adoption of the Merger Agreement. Dr. Chen and the Chen Trust hold an aggregate of 5,874,985 shares of common stock (approximately 17% of the outstanding shares of common stock on July 25, 2005) and options to purchase an additional 2,757,551 shares of common stock.

The Merger Agreement contains certain termination rights and expense reimbursement provisions in favor of both the Company and Bravo Holdco.  Upon termination of the Merger Agreement under certain specified conditions, the Company may be required to reimburse the documented transaction expenses of Bravo Holdco, Merger Sub and Vector, up to a maximum of $980,000.  Upon termination of the Merger Agreement under certain other specified conditions, BroadVision may be required to pay Bravo Holdco the greater of (i) this expense reimbursement or (ii) a termination fee of $862,600.

The Merger is expected to close in the late third or fourth quarter of 2005; however, there can be no assurance that the Merger will be consummated in that time period or at all.

In connection with the execution and delivery of the Merger Agreement, Vector entered into a letter agreement in favor of the Company and Bravo Holdco pursuant to which, among other things, Vector committed to invest funds in Bravo Holdco as a source of funding for the Merger.  Vector’s commitment is conditioned only upon the prior fulfillment or waiver of each and all of the conditions precedent to Bravo Holdco’s and Merger Sub’s obligations to consummate the Merger under the Merger Agreement.  Vector has expressed its desire to have Dr. Chen remain involved with the Company after the Merger and has entered into an arrangement with Dr. Chen under which Dr. Chen may purchase up to 9.5% of the equity securities of Bravo Holdco.

On July 25, 2005, the Company entered into an agreement with certain of the holders of its outstanding convertible notes which were originally issued pursuant to the terms of a Securities Purchase Agreement dated as of November 10, 2004 (the “Securities Purchase Agreement”), regarding the treatment in connection with the Merger of the convertible notes and warrants issued to the noteholders under the Securities Purchase Agreement (the “Noteholder Agreement”).  Under the terms of the Noteholder Agreement, all principal and accrued interest on the notes that is outstanding at the Effective Time of the Merger, together with certain other amounts payable to the noteholders, will be repaid within one business day following the Effective Time of the Merger and the notes and warrants will be extinguished.  Subject to our performance of our obligations under the Noteholder Agreement, the noteholders have consented to the completion of the Merger.

The Company’s entry into the Merger Agreement and the Noteholder Agreement is further described on the Schedule 14A filed on July 26, 2005 with the Securities and Exchange Commission and the Current Report on Form 8-K filed with the Securities and Exchange Commission on July 29, 2005.

On July 28, 2005, representatives of the Company received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al, Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al, Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al, Civ 448519. Each claim names the Company’s directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize the Company’s value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. The Company anticipates that similar actions may be filed in the future against some or all of the same defendants.

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

Over 1,000 customers—including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Iberia L.A.E. and Vodafone—have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.

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

Recent Events

During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash payments of $20.7 million in 2004, and an additional cash payment of $22.5 million in the first half of 2005.  In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.  As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the lease term, which commences in January 2007. This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the non-current restructuring accrual of $6.6 million as of June 30, 2005.

In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors. We issued an initial $16.0 million of notes which will be convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million, which began in June 2005.  Under the terms of the notes the monthly principal repayment obligation will increase to $2.1 million beginning in September 2005 due to our cash balances falling below certain defined levels as of June 30, 2005.  This increase has the effect of requiring us to repay the principal amount in nine installments through April 2006. Payments of principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of our common stock. However, we anticipate having to use cash to satisfy all of our payment obligations under the notes.

On June 29, 2005, the Company’s Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues.  The reduction by approximately 63 employees, or 22% of our workforce, is expected to be completed by the end of the third quarter of 2005.  We expect that we will incur pre-tax severance costs of approximately $1.3 million, of which approximately $665,000 was incurred in the second quarter of 2005 and was charged to the restructuring accrual.  We expect to incur additional severance costs of approximately $600,000 in the third quarter of 2005.

On July 25, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with a newly-formed portfolio company of Vector Capital Corporation (“Vector”).  Under the terms of the Merger Agreement, the holders of shares of our common stock (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the consummation of the merger (the “Merger”) will receive $0.84 in cash for each share of common stock or intrinsic value of each stock option at the time of the consummation of the Merger (the “Effective Time”).  The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock, customary regulatory approvals and other closing conditions.  The Merger is expected to close in the late third or fourth quarter of 2005; however, there can be no assurance that the Merger will be consummated in that time period or at all.

On July 25, 2005, we entered into an agreement with certain of the holders of the outstanding convertible notes which we originally issued in November 2004 under which all principal and accrued interest on the notes that is outstanding at the effective date of the Merger, together with certain other amounts payable to the noteholders, will be repaid within one business day following the Effective Time of the Merger and the notes and warrants will be extinguished.

On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al, Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al, Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al, Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. We anticipate that similar actions may be filed in the future against some or all of the same defendants.

We have various credit facilities with a commercial lender, which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit. In June 2005, we entered into a renewed and amended loan and security agreement with the lender. The agreement requires us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At June 30, 2005 and December 31, 2004, $15.0 million and $20.0 million, respectively, was outstanding under the line of credit. Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at the expiration in February 2006.  As of July 1, 2005, the requirements we must meet in order to continue to access the credit facility became more stringent under the renewed and amended agreement, and we expect that, beginning in the third quarter of 2005 and for the foreseeable future, we will be unable to meet the new requirements.

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

Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, at September 30, 2002, we concluded that, based on the existence of impairment indicators, including a decline in our market value, we would be required to test goodwill for impairment. SFAS 142 provides for a two-stage approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS 142, the first stage requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second stage must be completed to determine the amount, if any, of actual impairment. We completed the first stage and determined that our fair value at September 30, 2002 exceeded our net book value on that date and, as a result, no impairment of goodwill was recorded in the consolidated financial statements. We obtained an independent appraisal of fair value to support our conclusion. We also determined that our fair value exceeded our net book value as of June 30, 2005 and December 31, 2004 and, therefore, no additional impairment was warranted.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating our fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage our business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge, for all or a portion of the goodwill balance at June 30, 2005. For long-lived assets, accounting standards dictate that assets become impaired when the undiscounted future cash flows expected to be generated by them are less than their carrying amounts. When that occurs, the affected assets are written down to their estimated fair value.

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

During the three months ended March 31, 2004, the Company recorded compensation income of $15,000 as a result of granting common stock to a third party consultant. These charges were calculated based upon the market value of the underlying stock.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(2,914)	$(1,492)	$4	$(2,359)
Add: Stock-based employee compensation (income) expense included in reported net income (loss), net of related tax effects	—	—	—	(15)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(7)	(3,487)	(1,153)	(5,258)
Pro forma net loss	$(2,921)	$(4,979)	$(1,149)	$(7,632)

Income (loss) per share:
Basic—as reported	$(0.09)	$(0.04)	$0.00	$(0.07)
Basic—pro forma	$(0.09)	$(0.15)	$(0.03)	$(0.23)

Diluted—as reported	$(0.09)	$(0.04)	$0.00	$(0.07)
Diluted—pro forma	$(0.09)	$(0.15)	$(0.03)	$(0.23)

Restructuring Charges

Through June 30, 2005, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.

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

As of June 30, 2005, the total restructuring accrual of $11.4 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$1.1	$—	$1.1
Excess Facilities	3.7	6.6	10.3

Total	$4.8	$6.6	$11.4

The Company estimates that the $1.1 million severance and termination accrual will be paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$3.7
2006	4.8
2007	0.7
2008	0.5
2009 and thereafter (through October 2010)	0.6

Total minimum facilities payments	$10.3

Of this excess facilities accrual, $2.5 million relates to payments due in fiscal 2005 under lease termination agreements, and $7.8 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy.

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended June 30, 2005
Lease cancellations and commitments	$3,846	$(146)	$264	$3,964
Termination payments to employees and related costs	115	627	(87)	655
	$3,961	$481	$177	$4,619

Three Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	95	158	(89)	164
	$21,778	$158	$(89)	$21,847
Six Months Ended June 30, 2005
Lease cancellations and commitments	$21,824	$(777)	$(17,083)	$3,964
Termination payments to employees and related costs	365	532	(242)	655
	$22,189	$(245)	$(17,325)	$4,619

Six Months Ended June 30, 2004
Lease cancellations and commitments	$21,683	$—	$—	$21,683
Termination payments to employees and related costs	242	476	(554)	164
	$21,925	$476	$(554)	$21,847

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended June 30, 2005
Lease cancellations and commitments	$8,871	$(172)	$(2,373)	$6,326
Termination payments to employees and related costs	445	—	(23)	422
	$9,316	$(172)	$(2,396)	$6,748
Three Months Ended June 30, 2004
Lease cancellations and commitments	$78,292	$521	$(5,620)	$73,193
Termination payments to employees and related costs	429	—	—	429
	$78,721	$521	$(5,620)	$73,662

Six Months Ended June 30, 2005
Lease cancellations and commitments	$11,515	$(150)	$(5,039)	$6,326
Termination payments to employees and related costs	459	—	(37)	422
	$11,974	$(150)	$(5,076)	$6,748
Six Months Ended June 30, 2004
Lease cancellations and commitments	$83,026	$773	$(10,606)	$73,193
Termination payments to employees and related costs	429	—	—	429
	$83,455	$773	$(10,606)	$73,622

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

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming us as a defendant. The complaint alleged that we were liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that we no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife reached agreement with us and executed documents regarding a settlement of the pending lawsuit under which we will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, with the second made in May 2005 and the third due in September 2005.

On July 28, 2005, representatives of the Company received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al, Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al, Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al, Civ 448519. Each claim names the Company’s directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize the Company’s value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. The Company anticipates that similar actions may be filed in the future against some or all of the same defendants.

Results of Operations

Revenues

Total revenues decreased 23% during the three months ended June 30, 2005 to $15.5 million as compared to $20.1 million for the three months ended June 30, 2004.  Total revenues decreased 22% during the six months ended June 30, 2005 to $31.9 million as compared to $41.0 million for the six months ended June 30, 2004.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:

June 30, 2005
Americas	$1,792	53%	$7,266	60%	$9,058	58%
Europe	1,278	38	4,133	34	5,411	35
Asia Pacific	321	9	724	6	1,045	7
Total	$3,391	100%	$12,123	100%	$15,514	100%

June 30, 2004
Americas	$2,011	28%	$6,840	52%	$8,851	44%
Europe	3,817	54	5,165	40	8,982	45
Asia Pacific	1,269	18	1,026	8	2,295	11
Total	$7,097	100%	$13,031	100%	$20,128	100%

Six Months Ended:

June 30, 2005
Americas	$3,706	48%	$13,990	58%	$17,696	55%
Europe	2,984	38	8,345	35	11,329	36
Asia Pacific	1,117	14	1,739	7	2,856	9
Total	$7,807	100%	$24,074	100%	$31,881	100%

June 30, 2004
Americas	$4,601	31%	$13,886	53%	$18,487	45%
Europe	8,710	58	10,370	40	19,080	47
Asia Pacific	1,626	11	1,824	7	3,450	8
Total	$14,937	100%	$26,080	100%	$41,017	100%

The Company operates in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 52% during the three months ended June 30, 2005 to $3.4 million as compared to $7.1 million for the three months ended June 30, 2004.  Software license revenue decreased 48% during the six months ended June 30, 2005 to $7.8 million as compared to $14.9 million for the six months ended June 30, 2004.  License revenue in all areas declined due to softening demand for enterprise software applications and to the selling challenges created by our deteriorating financial condition.

Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 7% during the three months ended June 30, 2005 to $12.1 million as compared to $13.0 million for the three months ended June 30, 2004.  Services revenues decreased 8% during the six months ended June 30, 2005 to $24.1 million as compared to $26.1 million for the six months ended June 30, 2004.  The decrease in service revenues was primarily attributable to lower maintenance revenue.  Maintenance revenues decreased 11% for the three months ended June 30, 2005 to $7.0 million as compared to $7.8 million for the three months ended June 30, 2004.  Maintenance revenues decreased 14% for the six months ended June 30, 2005 to $13.8 million as compared to $16.0 million for the six months ended June 30, 2004. Maintenance revenue decreased due to a decline in customer licenses and certain existing customers declining the renewal of annual maintenance services.

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

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. A summary of our cost of revenues is as follows (dollars in thousands, unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2005	%	2004	%	2005	%	2004	%
Cost of software licenses (1)	$(186)	(5)%	$313	4%	$(243)	(3)%	$891	6%
Cost of services (2)	5,614	46	6,302	48	11,594	48	12,579	48
Total cost of revenues (3)	$5,428	35%	$6,615	33%	$11,351	36%	$13,470	33%

(1) Percentages are calculated based on total software license revenues for the period indicated

(2) Percentages are calculated based on total services revenues for the period indicated

(3) Percentages are calculated based on total revenues for the period indicated

Cost of (credit for) software licenses decreased in absolute dollar terms during the three months ended June 30, 2005 to $(186,000) as compared to $313,000 for the three months ended June 30, 2004.  The cost of software licenses decreased during the six months ended June 30, 2005 to $(243,000) as compared to $891,000 for the six months ended June 30, 2004.  This decrease was primarily due to the reversal of some royalty costs no longer considered payable.

Cost of services decreased 11% in absolute dollar terms during the three months ended June 30, 2005 to $5.6 million as compared to $6.3 million for the three months ended June 30, 2004.  The cost of services decreased 9% during the six months ended June 30, 2005 to $11.6 million as compared to $12.6 million for the six months ended June 30, 2004.  This decline was attributable to lower consulting headcount in Europe and the Middle East regions and lower customer support headcount in the Americas.  This was partially offset by an increase in consulting spending in the Americas.

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

A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three months ended June 30,				Six Months Ended June 30,
	2005	% (1)	2004	% (1)	2005	% (1)	2004	% (1)
Research and development	$3,955	25%	$4,509	22%	$8,242	26%	$9,397	23%
Sales and marketing	5,060	33	7,480	37	10,871	34	14,346	35
General and administrative	2,829	18	2,400	12	5,364	17	4,817	12
Restructuring charges	309	2	679	3	(395)	(1)	1,249	3
Total operating expenses	$12,153	78%	$15,068	75%	$24,082	76%	$29,809	73%

(1)           Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 12% during the three months ended June 30, 2005 to $4.0 million as compared to $4.5 million for the three months ended June 30, 2004.  The decrease in research and development expenses was primarily attributable to reduced headcount as a result of natural attrition and lower overhead allocations.

Research and development decreased 12% during the six months ended June 30, 2005 to $8.2 million as compared to $9.4 million for the six months ended June 30, 2004.  The decrease for the six month period was primarily attributable to lower depreciation costs for fully depreciated assets and headcount reductions as a result of our cost-cutting efforts.

Sales and marketing expenses decreased 32% during the three months ended June 30, 2005 to $5.1 million as compared to $7.5 million for the three months ended June 30, 2004.  Sales and marketing decreased 24% during the six months ended June 30, 2005 to $10.9 million as compared to $14.3 million for the six months ended June 30, 2004. The decreases were primarily attributable to turnover in the sales organization combined with lower commissions on lower license revenue.

General and administrative expenses increased 18% during the three months ended June 30, 2005 to $2.8 million as compared to $2.4 million for the three months ended June 30, 2004.  General and administrative expenses increased 11% during the six months ended June 30, 2005 to $5.4 million as compared to $4.8 million for the six months ended June 30, 2004.  The increase was primarily attributable to a $562,000 reduction of accounts receivable and sales reserves in the three months ended June 30, 2004 compared to a reduction of $100,000 recorded in the same period in 2005

Restructuring charges. Through June 30, 2005, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.

Restructuring charges (credits) consisted of the following (in thousands, unaudited):

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Facilities	$(318)	$521	$(927)	$773
Severance and other	627	158	532	476
Total	$309	$679	$(395)	$1,249

The excess facilities credit for the three and six-months ended June 30, 2005 related primarily to an adjustment of $264,000 and $ 1.0 million, respectively, to fair value of the warrant issued to a previous landlord as part of a lease settlement in 2004.  The excess facilities charge for the three-months ended June 30, 2004, primarily related to the adjustment of accrued interest on excess facilities obligations that were discounted under SFAS 146.  The severance and termination costs for both periods reflect adjusted severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the end of the period. The Company recorded these charges at the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS 5.  Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest (expense) income, net for the three months ended June 30, 2005 was an expense of $1.1 million as compared to income of $102,000 for the three months ended June 30, 2004.  Interest (expense) income, net for the six months ended June 30, 2005 was an expense of $1.8 million as compared to income of $211,000 for the six months ended June 30, 2004.  Interest expense increased in the three and six months ended June 30, 2005 due to the outstanding convertible notes issued in November 2004.  Interest income has declined year-over-year due to lower cash balances and lower interest rates being earned on invested funds.

Other (expense) income, net, for the three months ended June 30, 2005 was a net income of $313,000 as compared to expenses of $45,000 for the three months ended June 30, 2004. Other (expense) income, net for the six months ended June 30, 2005 was an income of $3.4 million as compared to expense of $178,000 for the six months ended June 30, 2004.  The increase in income in the three and six months ended June 30, 2005 was primarily due to recognition of a gain of $732,000 and $2.5 million, respectively, on the revaluing of common stock warrants for warrants issued in connection with the convertible note offering in November 2004 to fair value as of June 30, 2005, partially offset by $480,000 of convertible note filing penalties incurred in the three months ended June 30, 2005

Income Taxes. During the three months ended June 30, 2005, we recorded a tax provision of $70,000 as compared to a tax benefit of $6,000 for three months ended June 30, 2004.  During the six months ended June 30, 2005, we recorded a tax benefit of $2.0 million as compared to a provision of $130,000 during the six months ended June 30, 2004.  The tax provision for the three months ended June 30, 2005 was primarily due to estimates for income taxes to be paid in our foreign jurisdictions. For the three months ended June 30, 2004, the tax benefit of $6,000 related to reversal of income tax accruals.  The benefit in the six months ended June 30, 2005 related to reversal of amounts previously accrued for expected income taxes.

Liquidity and Capital Resources

Overview

Due to a combination of factors, we currently anticipate that our available cash resources will likely be insufficient to meet our payment obligations by some point in the fourth quarter of 2005. The factors contributing to this belief include lower-than-anticipated revenues in 2005, costs associated with the Merger and cash payment requirements under our outstanding convertible notes. If our cash resources become insufficient to meet our obligations as they become due, our business and future prospects would be seriously harmed and our ability to operate the business and complete the merger could be jeopardized. The Merger is subject to numerous conditions, including the approval of our stockholders, that could considerably delay or even prevent its completion, and there is no assurance that we will be able to obtain additional financing under our existing bank credit facility or otherwise. The requirements we must meet in order to obtain financing under our bank credit facility became more stringent in July 2005, and we presently anticipate being unable to meet the new requirements for the foreseeable future. In order to obtain financing from any other source, we would be required to obtain the approval of both the Vector Capital portfolio company with which we have agreed to merge and the holders of our outstanding convertible notes.

If the Merger is not consummated, we will be required to raise additional funds and we may be unable to do so on terms acceptable to us or at all. Our ability to obtain debt or equity funding would depend on a number of factors, including restrictive covenants contained in our current convertible note agreement and credit facilities, market conditions, our operating performance and investor interest. If adequate additional funding were not available to us, we would have insufficient working capital to continue executing our current business plan. Even if additional funding were available to us, our indebtedness and debt service obligations could continue to increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and place us at a competitive disadvantage to less leveraged competitors and those with better access to capital resources.

As of June 30, 2005, cash, cash equivalents, and restricted cash and investments totaled $30.7 million, which represents a decrease of $35.4 million as compared to a balance of $66.1 million on December 31, 2004. This decrease was primarily attributable to net cash used for operations, payment of lease settlement obligations and payments of debt related obligations during the six months ended June 30, 2005.

	June 30, 2005	December 31, 2004
	(unaudited)
Cash and cash equivalents	$26,839	$41,851
Restricted cash	$3,909	$24,256
Working capital (deficit)	$(24,534)	$(18,136)
Working capital ratio	0.64	0.82

During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made related cash payments of $20.7 million in 2004 and additional cash payments of $22.8 million in the first half of 2005.  In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.  As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the non-current restructuring accrual of $6.6 million as of June 30, 2005.

In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors.  We issued an initial $16.0 million of convertible notes which are convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million, which began in June 2005.  Under the terms of the notes, the monthly principal repayment obligation will increase to $2.1 million beginning in September 2005 due to our cash balances falling below certain defined levels as of June 30, 2005.  This increase has the effect of requiring us to repay the principal amount in nine installments through April 2006.  Payments of principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of our common stock. However, we anticipate having to use cash to satisfy all of our payment obligations under the notes.

On May 9, 2005, by agreement between us and the holders of a majority of the notes, one of the agreements governing the notes was amended to extend by 120 days the time within which we are required to obtain effectiveness of a registration statement covering the resale of the shares of our common stock that may be issued in respect of the notes.  Unexpected delays in obtaining effectiveness of the SEC registration statement relating to the notes are causing us to incur additional penalty payments to the note holders at a rate of $160,000 per month and to make principal, interest and penalty payments in cash rather than common stock.

The convertible notes allow the noteholders to require redemption of the notes upon the occurrence of various events of default, such as : 1) the termination of trading of our common stock on the Nasdaq National Market, 2) specified change of control transactions, or 3) the failure of the registration statement required to be filed pursuant to the Registration Rights Agreement to be declared effective by the SEC on or before May 9, 2005.  On May 9, 2005, we and the noteholders amended the Registration Rights Agreement to extend the deadline to September 6, 2005 although as described above, we are making penalty payments to the noteholders at a rate of $160,000 per month, which payments will continue until such time as the required registration statement is declared effective by the SEC.  Some of the events of defaults include matters over which we may have some, little or no control.  Many other events of default are described in the agreements we executed when we issued the convertible notes.  In such a situation, if an event of default occurs, we may be required to redeem all or part of the convertible notes including payment of applicable interest and penalties. These payments must be made within 5 business days of receipt of a notice of redemption. We may have insufficient funds to redeem the convertible notes when and if required, and any such redemption, if made, could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible notes, nor do we anticipate doing so. Under an agreement we entered into with certain of the noteholders on July 25, 2005, the noteholders have consented to the completion of the Merger, subject to our performance of our payment and other obligations under the agreement.

On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues.  The reduction of approximately 63 employees, or 22% of our workforce, is expected to be completed by the end of the third quarter of 2005.  We expect that it will incur pre-tax severance costs of approximately $1.3 million, of which approximately $665,000 was incurred in the second quarter of 2005 and $600,000 is expected to be incurred in the third quarter of 2005.

We have various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit. In June 2005, we entered into a renewed and amended loan and security agreement with the lender. The agreement requires us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At June 30, 2005 and December 31, 2004, $15.0 million and $20.0 million, respectively, was outstanding under the line of credit. Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at the expiration in February 2006.  The requirements we must meet in order to continue to access the credit facility became more stringent under the renewed and amended agreement, and we expect that, beginning in the third quarter of 2005 and for the foreseeable future, we will be unable to meet the new requirements.

Commitments totaling $3.9 million and $24.3 million in the form of standby letters of credit were issued on our behalf from financial institutions as of June 30, 2005 and December 31, 2004, respectively, primarily in favor of our various landlords to secure obligations under our facility leases.  Accordingly, $3.9 million and $24.3 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at June 30, 2005 and December 31, 2004, respectively.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2005 and December 31, 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three and six months ended June 30, 2005 and 2004.

Cash Provided By (Used For) Operating Activities

Cash used for operating activities was $30.2 million for the six months ended June 30, 2005.  The primary reason for the net cash used by operating activities was due to the payment of accrued liabilities related to restructuring of $22.2 million.  Other significant adjustments to reconcile net income to cash used for operating activities included the non-cash gain on sale of cost method investments of $1.1 million, the non-cash release of income tax reserves of $2.0 million, and the gain on revaluation of warrants to fair value of $3.5 million.  Cash used for operating activities was $9.8 million for the six months ended June 30, 2004. This use of cash was primarily due to the net loss of $2.4 million and decreases in accrued expenses and non-current liabilities, primarily related to excess facilities costs.  Partially offsetting these uses of cash were $2.3 million of non-cash depreciation and amortization expense and a decrease in accounts receivable of $3.4 million due to reduced revenue.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $21.0 million for the six months ended June 30, 2005 and was primarily due to transfers from restricted cash of $19.7 million and proceeds from dividends of $1.1 million. Cash used by investing activities was $2.9 million for the six months ended June 30, 2004 and was primarily due to transfers to restricted cash.  Capital expenditures were $108,000 and $318,000 during the six months ended June 30, 2005 and 2004, respectively.  Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

Cash Provided By (Used For) Financing Activities

Cash used for financing activities was $6.0 million for the six months ended June 30, 2005, consisting of $6.5 million used for repayment of borrowings, net of new borrowings, offset by $522,000 funds received for the issuance of common stock.  Cash provided by financing activities was $769,000 for the six months ended June 30, 2004, consisting of $1.2 million in proceeds from the issuance of common stock and $416,000 for repayment of borrowings, net of new borrowings.

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of June 30, 2005, under noncancelable operating lease agreements, is as follows (in millions):

Years Ending December 31,	Total future minimum payments
2005	$2.4
2006	3.1
2007	4.2
2008	2.1
2009 and thereafter	6.3

Total minimum lease payments	$18.1

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.

The following table summarizes our letters of credit and the effect such letters of credit could have on our liquidity and cash flows in future periods if the letters of credit were drawn upon (in millions):

Less than 1 year	$1.9
1-3 years	1.0
4-5 years	—
Over 5 years	1.0
Total	$3.9

Restricted cash represents collateral for these letters of credit.

Factors That May Affect Future Operating Results

Due to a combination of factors, we currently anticipate that our available cash resources will likely be insufficient to meet our payment obligations by some point in the fourth quarter of 2005. The factors contributing to this belief include lower-than-anticipated revenues in 2005, costs associated with the Merger and cash payment requirements under our outstanding convertible notes. If our cash resources become insufficient to meet our obligations as they become due, our business and future prospects would be seriously harmed and our ability to operate the business and complete the merger could be jeopardized. The Merger is subject to numerous conditions, including the approval of our stockholders, that could considerably delay or even prevent its completion, and there is no assurance that we will be able to obtain additional financing under our existing bank credit facility or otherwise. The requirements we must meet in order to obtain financing under our bank credit facility became more stringent in July 2005, and we presently anticipate being unable to meet the new requirements for the foreseeable future. In order to obtain financing from any other source, we would be required to obtain the approval of both the Vector Capital portfolio company with which we have agreed to merge and the holders of our outstanding convertible notes.

If the Merger is not consummated, we will be required to raise additional funds and we may be unable to do so on terms acceptable to us or at all. Our ability to obtain debt or equity funding would depend on a number of factors, including restrictive covenants contained in our current convertible note agreement and credit facilities, market conditions, our operating performance and investor interest. If adequate additional funding were not available to us, we would have insufficient working capital to continue executing our current business plan. Even if additional funding were available to us, our indebtedness and debt service obligations could continue to increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and place us at a competitive disadvantage to less leveraged competitors and those with better access to capital resources.

The convertible notes allow the noteholders to require redemption of the notes upon the occurrence of various events of default, such as : 1) the termination of trading of our common stock on the Nasdaq National Market, 2) specified change of control transactions, or 3) the failure of the registration statement required to be filed pursuant to the Registration Rights Agreement to be declared effective by the SEC on or before May 9, 2005.  On May 9, 2005, we and the noteholders amended the Registration Rights Agreement to extend the deadline to September 6, 2005 although as described above, we are making penalty payments to the noteholders at a rate of $160,000 per month, which payments will continue until such time as the required registration statement is declared effective by the SEC.  Some of the events of defaults include matters over which we may have some, little or no control.  Many other events of default are described in the agreements we executed when we issued the convertible notes.  In such a situation, if an event of default occurs, we may be required to redeem all or part of the convertible notes including payment of applicable interest and penalties. These payments must be made within 5 business days of receipt of a notice of redemption. We may have insufficient funds to redeem the convertible notes when and if required, and any such redemption, if made, could leave us with little or no working capital for our business. We have not established a sinking fund for payment of our outstanding convertible notes, nor do we anticipate doing so. Under an agreement we entered into with certain of the noteholders on July 25, 2005, the noteholders have consented to the completion of the Merger, subject to our performance of our payment and other obligations under the agreement.

Our net future cash flows will depend heavily on the level of future revenues, the amount of cash we are required to use for payment under the notes, our ability to restructure operations successfully and our ability to manage infrastructure costs.

On July 28, 2005, representatives of ours received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al, Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al, Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al, Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to our stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. We anticipate that similar actions may be filed in the future against some or all of the same defendants. This litigation, as well as any other securities class-action litigation that might be initiated against us, could result in substantial costs and a diversion of management’s attention and resources.

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

We renewed and amended our revolving credit facility during the June 2005. The facility is secured by substantially all of our owned assets. The primary financial covenant under the facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which the bank may, among other things, accelerate the payment of the facility.  As of July 1, 2005, the requirements we must meet in order to continue to access the credit facility became more stringent under the renewed and amended agreement, and we expect that, beginning in the third quarter of 2005 and for the foreseeable future, we will be unable to meet the new requirements.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2005 and December 31, 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.  Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended June 30, 2005 and 2004.

During the three months ended June 30, 2005 we drew down $15.0 million on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate with a floor minimum of 4.25% (6.0% annually as of June 30, 2005) and principal is due in full in February 2006.  Additionally, we have two outstanding term loans and an equipment line of credit as of June 30, 2005.  Interest on those loans are at the bank’s prime rate (6.0% as of June 30, 2005) and prime rate plus 1.25%.

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

Our cash, and cash equivalents, at cost, which approximates fair value, consisted of the following as of June 30, 2005 (in thousands, unaudited)

Fair value
Cash and certificates of deposits	$27,263
Money market	3,485
Total cash and equivalents	$30,748

Included in the table above in cash and cash equivalents are $2.0 million of non-current restricted cash.

Our cash and cash equivalents, at cost, which approximates fair value, consisted of the following as of December 31, 2004 (in thousands):

Fair value
Cash and certificates of deposits	$55,240
Money market	10,867
Total cash and equivalents	$66,107

Included in the table above in cash and cash equivalents are non-current restricted cash of $2.3 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We maintain our cash and cash equivalents with two separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three and six months ended June 30, 2005, no one customer accounted for more than 10% of total revenue or accounts receivable.

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

We had no long-term equity investments in public and non-public companies as of June 30, 2005. There were not any “other than temporary write-down” during the three and six months ended June 30, 2005 related to long-term equity investments.

ITEM 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2005, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We reported three material weaknesses as of December 31, 2004 in our annual report on Form 10-K.  During the six months ended June 2005, in part to remediate those weaknesses, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.  We:

•                  reviewed with senior management and the audit committee of its board of directors the issues which led to the three material weaknesses;

•                  made significant enhancements to account reconciliations to provide more thorough account analyses;

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

We believe that the corrective steps taken above have sufficiently remediated these material weaknesses.  However, the market for skilled accounting personnel is competitive, and due to the restructuring efforts as of June 30, 2005 and the significant recent events, we may have difficulty in retaining our staff.  Our inability to staff the department with competent personnel with sufficient training may affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

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

PART II.  OTHER INFORMATION

Item 1. Legal Proceedings

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The first of three installment payments was made in February 2005, the second was made in May 2005 and the third is due in September 2005.

On July 28, 2005, representatives of the Company received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al, Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al, Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al, Civ 448519. Each claim names the Company’s directors and

BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize the Company’s value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. The Company anticipates that similar actions may be filed in the future against some or all of the same defendants.

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

Item 4. Submission of Matters to a Vote of Security Holders

(a)           The Annual Meeting of Stockholders of the Company was held on May 24, 2005.

(b)           Pehong Chen, David L. Anderson, James D. Dixon, Robert Lee, Roderick C. McGeary,  and T. Michael Nevens were elected as Directors.

(c)           The matters voted upon and the voting of stockholders with respect thereto are as follows:

i.  Election of Directors

	For	Withheld
Pehong Chen	18,073,844	500,957
David L. Anderson	18,100,129	474,672
James D. Dixon	18,130,047	444,754
Robert Lee	18,104,607	470,194
Roderick C. McGeary	18,123,388	451,413
T. Michael Nevens	18,130,531	444,270

ii.                                       To approve the issuance of shares of common stock (i) upon the conversion of convertible notes and the exercise of warrants issued and issuable pursuant to a private financing completed in November 2004 and (ii) in satisfaction of certain principal and interest payment obligations under such convertible notes.

For:	10,009,779	Against:	541,103

Abstain:	144,441	Not Voted:	7,879,479

iii.                                    To approve an amendment to the Company’s Amended and Restated Certificate of Incorporation to reduce (i) the total authorized number of shares from 2,010,000,000 to 223,333,334 shares, (ii) the authorized number of shares of common stock from 2,000,000,000 to 222,222,223 and (iii) the authorized number of shares of preferred stock from 10,000,000 to 1,111,112.

For:	10,102,068	Against:	484,308

Abstain:	108,947	Not Voted:	7,879,479

This proposal required the approval by stockholders holding a majority of the outstanding shares of Common Stock.  Shares indicated as Not Voted represent shares held in street name by banks and brokerage firms that were not voted by the firms because they had not received direction from the beneficial holders on how to vote the shares.  On this matter, brokerage firms do not have discretion to vote the shares absent direction for the beneficial owners.  As a result of the shares not voted, the proposal failed.

iv.  To ratify the selection by the Audit Committee of the Board of Directors of BDO Seidman, LLP as independent auditors of the Company for its fiscal year ending December 31, 2005.

For:	18,127,244	Against:	316,316

Abstain:	131,242

Item 5. Other Information

Not applicable.

Item 6. Exhibits

(a) Exhibits

Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
10.1 (4)	Ninth Amendment to the Amended and Restated Loan and Security Agreement between the Company and Silicon Valley Bank, dated June 28, 2005.
10.2	Form of Participation Agreement executed pursuant to the BroadVision, Inc. Change in Control Severance Benefit Plan by Eligible Employees, including Pehong Chen, William Meyer, and Alex Kormushoff.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

(2)          Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)          Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.

(4)          Incorporated by reference to the Company’s current report on Form 8-K filed on July 5, 2005.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 9, 2005	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: August 9, 2005	By:	/s/ William E. Meyer
William E. Meyer