Form 10-Q
period 2005-09-30
BROADVISION INC
filed 2005-11-14
CIK 920448

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☒         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarter ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of November 5, 2005 there were 34,428,665 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2005

TABLE OF CONTENTS

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
Condensed Consolidated Balance Sheets-September 30, 2005 and December 31, 2004
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)-Three and nine months ended September 30, 2005 and 2004
Condensed Consolidated Statements of Cash Flows-Nine months ended September 30, 2005 and 2004
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
SIGNATURES

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except per share data)

	September 30, 2005	December 31, 2004
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$6,066	$41,851
Accounts receivable, less receivable reserves of $1,090 as of September 30, 2005 and $1,409 as of December 31, 2004	10,576	14,370
Restricted cash, current portion	—	21,933
Prepaids and other	1,879	2,232
Total current assets	18,521	80,386

Property and equipment, net	2,612	3,566
Restricted cash, net of current portion	1,997	2,323
Equity investments	—	574
Goodwill	43,236	56,434
Other assets	1,077	1,370
Total assets	$67,443	$144,653

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Bank borrowings and current portion of long-term debt	$11,768	$25,566
Accounts payable	4,561	7,470
Accrued expenses	16,168	40,745
Warrant liability	687	4,899
Unearned revenue	3,043	3,870
Deferred maintenance	12,454	15,972
Total current liabilities	48,681	98,522

Long-term debt, net of current portion	—	7,443
Other non-current liabilities	2,282	8,278
Total liabilities	50,963	114,243

Commitments and contingencies (Note 4)

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 34,429 shares issued and outstanding as of September 30, 2005 and 33,951 shares issued and outstanding as of December 31, 2004	3	3
Additional paid-in capital	1,215,217	1,214,619
Accumulated other comprehensive income (loss)	(168)	(172)
Accumulated deficit	(1,198,572)	(1,184,040)
Total stockholders’ equity	16,480	30,410

Total liabilities and stockholders’ equity	$67,443	$144,653

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share data; unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Software licenses	$3,134	$4,654	$10,941	$19,591
Services	10,943	12,570	35,017	38,650
Total revenues	14,077	17,224	45,958	58,241

Cost of revenues:
Cost of software licenses	106	256	(137)	1,147
Cost of services	5,641	6,391	17,235	18,970
Total cost of revenues	5,747	6,647	17,098	20,117

Gross profit	8,330	10,577	28,860	38,124

Operating expenses:
Research and development	3,095	4,600	11,337	13,997
Sales and marketing	2,948	6,020	13,819	20,365
General and administrative	2,162	2,335	7,526	7,152
Business combination costs	977	—	977	—
Restructuring charge (credit)	245	(25,454)	(150)	(24,205)
Goodwill impairment	13,198	—	13,198	—
Total operating expenses (benefit)	22,625	(12,499)	46,707	17,309

Operating income (loss)	(14,295)	23,076	(17,847)	20,815

Interest (expense) income, net	(1,002)	77	(2,836)	288
Other income, net	220	238	3,648	59

Income (loss) before provision for income taxes	(15,077)	23,391	(17,035)	21,162

Benefit (provision) for income taxes	540	(11)	2,503	(141)

Net income (loss)	$(14,537)	$23,380	$(14,532)	$21,021

Basic income (loss) per share	$(0.42)	$0.70	$(0.43)	$0.63
Diluted income (loss) per share	$(0.42)	$0.69	$(0.43)	$0.61
Shares used in computing:
Basic income (loss) per share	34,320	33,599	34,159	33,459
Diluted income (loss) per share	34,320	34,052	34,159	34,322
Comprehensive income (loss):
Net income (loss)	$(14,537)	$23,380	$(14,532)	$21,021
Other comprehensive gain (loss), net of tax:
Unrealized investment gains less reclassification adjustment for gains included in net income (loss)	—	188	—	238
Foreign currency translation adjustment	(19)	—	4	—
Total comprehensive income (loss)	$(14,556)	$23,568	$(14,528)	$21,259

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands; unaudited)

	Nine Months Ended September 30,
	2005	2004
Cash flows from operating activities:
Net income (loss)	$(14,532)	$21,021
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	973	3,129
Stock-based compensation credit	—	(15)
Release of doubtful accounts and reserves	(319)	(1,722)
Amortization of prepaid royalties	54	494
Unrealized loss on investments	—	50
(Gain) loss on cost method investments	(1,117)	517
Loss (gain) on sale or abandonment of fixed assets	78	(96)
Non-cash restructuring charge (reversal)	—	(24,855)
Release of income tax accrual	(2,032)	—
(Gain) loss on revaluation of warrants	(4,212)	272
Amortization of discount on convertible notes	2,382	—
Amortization of goodwill	13,198	—
Changes in operating assets and liabilities:
Accounts receivable	4,113	5,002
Prepaids and other	299	754
Other non-current assets	293	735
Accounts payable and accrued expenses	(5,220)	1,128
Restructuring accrual	(24,215)	(38,969)
Unearned revenue and deferred maintenance	(4,345)	(6,105)
Other noncurrent liabilities	(80)	(184)
Net cash used for operating activities	(34,682)	(38,844)

Cash flows from investing activities:
Purchase of property and equipment	(132)	(489)
Transfer from (to) restricted cash	20,324	(1,132)
Purchase of long-term investments	—	(100)
Proceeds from sale of cost method investments	590	574
Proceeds from dividends	1,101	277
Net cash (used in) provided by investing activities	21,883	(870)

Cash flows from financing activities:
Proceeds from bank line of credit, term debt, and convertible notes	35,000	69,076
Repayments of bank line of credit, term debt, and convertible notes	(58,623)	(81,744)
Proceeds from issuance of common stock, net	598	1,561
Net cash (used in) provided by financing activities	(23,025)	(11,107)

Effect of exchange rates on cash and cash equivalents	39	189

Net decrease in cash and cash equivalents	(35,785)	(50,632)
Cash and cash equivalents at beginning of period	41,851	78,776
Cash and cash equivalents at end of period	$6,066	$28,144
Supplemental disclosures of cash flow information:
Cash paid for interest	$663	$87
Cash paid (refunds received) for income taxes	$(547)	$227

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

Merger Agreement

In July 2005, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bravo Holdco (“Bravo Holdco”), an exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly owned subsidiary of Vector Capital Corporation (“Vector”), and Bravo Merger Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Bravo Holdco (“Merger Sub”), pursuant to which, subject to satisfaction or waiver of the conditions therein, it is intended that the Company will merge with and into Merger Sub, and the Company’s separate corporate existence will thereupon cease.  Under the terms of the Merger Agreement, the holders of shares of the Company’s common stock (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the consummation of the Merger will receive $0.84 in cash for each share of common stock at the time of the consummation of the Merger (the “Effective Time”).

The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of the Company’s common stock and other closing conditions.  A proxy card and proxy statement describing the terms of the Merger Agreement were mailed in September 2005 to stockholders of record as of September 16, 2005.  Such materials included the board of directors’ recommendation FOR the approval of the Merger Agreement.  As of November 11, 2005, approximately 13.0 million shares had been voted in favor of the transaction, which is over 92% of the total shares voted but less than the nearly 17.2 million shares required to achieve a quorum to hold the meeting and approve the transaction.  On November 11, 2005, in order to extend the period during which stockholders may submit proxies, the Company adjourned its special stockholder meeting until December 21, 2005.  Previously, the Company had adjourned its special stockholder meeting from October 12, 2005 successively to October 26, 2005, November 4, 2005 and November 11, 2005.

There can be no assurance that a sufficient number of stockholder votes will be received in the time periods required under the Merger Agreement in order to approve the transaction or that the transaction otherwise will be completed.  On November 3, 2005, Vector and Bravo Holdco filed a second amended statement to their Schedule 13D filed with the Securities and Exchange Commission (the “SEC”) on August 4, 2005, in which Bravo Holdco stated its belief that 1) certain conditions to the closing of the Merger would not and cannot be satisfied, 2) Bravo Holdco has the right to terminate the Merger Agreement, 3) Bravo Holdco would have no obligation under the Merger Agreement to proceed with the Merger even if the Merger is approved by the Company’s stockholders and 4) Bravo Holdco does not intend as of the date of such filing to waive any of the conditions to the closing of the Merger.  The Company disagrees that any conditions to closing would not and cannot be satisfied, and believes that the parties to the Merger Agreement would be obligated to complete the Merger if it is approved by the Company’s stockholders.  Following the October 12, 2005 special stockholder meeting at which a quorum was not present, the Company and Vector also engaged in negotiations regarding a potential alternative transaction pursuant to which the Company would file for protection under Chapter 11 of the Bankruptcy Code, and Bravo Holdco would acquire certain assets and assume certain liabilities of the Company in a transaction pursuant to Section 363 of the Bankruptcy Code, in which case it would not be necessary to obtain the approval of the Company’s stockholders to complete the transaction. However, these negotiations did not lead to any agreement, and all proposals for such a transaction made by Vector would have resulted in the Company’s stockholders receiving an amount, if any, that is significantly less than the $0.84 per share in cash provided for in the Merger Agreement.  The Company terminated these discussions on November 9, 2005 and continues to believe that the Merger remains the best available outcome for all of its stakeholders.  The Company also believes that, if the Merger is not completed, the Company will likely become insolvent, unless its obligations under the Notes discussed below or other significant financial obligations are significantly restructured.  For additional information about the Company’s liquidity situation, see the sections entitled “Convertible Note Agreements” and “Liquidity” below.

Convertible Note Agreements

In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors (the “Securities Purchase Agreement”).  Under the terms of the Securities Purchase Agreement, the Company issued an initial $16.0 million of convertible notes (the “Notes”) which are convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share.  The Notes bear interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of Notes in 15 equal monthly installments of $1.1 million, which began in June 2005. Under the terms of the Notes, the holders have the right to increase the Company’s monthly principal repayment obligation to $2.1 million as of December 2005 due to our cash balances falling below certain defined levels as of September 30, 2005. This increase, if invoked, would have the effect of requiring us to repay the principal amount in eight installments through June 2006.  Certain principal payments that were due in the quarter ended September 30, 2005, have been deferred at the election of the investors for a period of eighteen months under the terms of the notes.  Payments of future principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of our common stock.  However, we currently have not satisfied the conditions required to make payments in stock, and we anticipate having to use cash to satisfy our future payment obligations under the Notes.

On July 25, 2005, the Company entered into an agreement with certain of the holders of its Notes regarding the treatment in connection with the Merger of the convertible notes and warrants issued to the noteholders under the Securities Purchase Agreement (the “July Noteholder Agreement”).  Under the terms of the July Noteholder Agreement, all principal and accrued interest on the notes that is outstanding at the Effective Time of the Merger, together with certain other amounts payable to the noteholders, will be repaid within one business day following the Effective Time of the Merger and the notes and warrants will be extinguished.  Subject to our performance of our obligations under the July Noteholder Agreement, the noteholders have consented to the completion of the Merger.

In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005.  Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days.  The Company made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005.  The event of default permits each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering notice of such redemption to the Company, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice.  If all of the noteholders elect such redemption, the Company will be obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest.  The accelerated repayment of all or any significant portion of such amount would leave the Company with insufficient working capital to conduct its business, and the Company does not presently have sufficient cash to meet such an accelerated repayment obligation.

On October 25, 2005, the Company entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.

On October 29, 2005, Vector informed the Company that Vector Capital III, L.P. (“Vector III”), an entity affiliated with Vector,  had entered into transfer agreements with the noteholders pursuant to which Vector III agreed to acquire all of the issued and outstanding Notes.  However, the Company believes that, under the terms of the July Noteholder Agreement, the noteholders are required to obtain its consent, not to be unreasonably withheld, prior to any transfer of the Notes.  The Company has declined to provide its consent to date and at this time does not intend to provide its consent, which it believes is reasonable under the circumstances. Both Vector and the noteholders have disputed whether the Company’s consent is required in connection with the purported transfer of the Notes and questioned the reasonableness of the Company’s refusal to consent, and these disputes are unresolved.

On November 8, 2005, counsel for the noteholders delivered to the Company a letter purporting to terminate the July Noteholder Agreement based on the Company’s alleged breaches of material representations, warranties or covenants by reason of the October 8, 2005 event of default and the Company’s refusal to consent to the transfer of the Notes to Vector III.  Based on such purported termination, the noteholders assert that the Company’s consent to the transfer of the Notes from the noteholders to Vector III is not required and the other provisions of the July Noteholder Agreement are no longer effective. The noteholders’ letter also asserts that the Company’s refusal to consent to the transfer is a breach of the October 25, 2005 agreement with the noteholders and entitles the noteholders to recover from the Company their attorneys’ fees in connection with the alleged breaches.  On November 9, 2005, Vector III notified us that it had completed its purchase of the Notes.

On November 9, 2005, the Company’s Chief Executive Officer and largest stockholder, Pehong Chen, advised the Company that he had offered to purchase the Notes from Vector III for a price equal to its cost plus an amount necessary to defray its reasonable expenses in connection with the purchase and sale of the Notes. Dr. Chen has also advised the Company’s Board of Directors that, if he becomes the owner of the Notes, he will negotiate in good faith with the Company to restructure the Notes so as to relieve the Company of any short-term liquidity threat.  Pursuant to the July Noteholder Agreement, the Company’s Board of Directors has consented to the acquisition of the Notes by Dr. Chen. To the Company’s knowledge, Vector III has not accepted Dr. Chen’s offer to purchase the Notes, and there can be no assurance that Dr. Chen will acquire the Notes or that the Company’s obligations under the Notes will be restructured.

Stockholder Class-Action Complaints

On July 28, 2005, representatives of the Company received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision,Inc., et al , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al , Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al , Civ 448519. Each claim names the Company’s directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize the Company’s value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to the Company’s stockholders.  On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation.  In accordance with the Court’s order, plaintiffs’ consolidated amended complaint must be filed and served no later than December 5, 2005.  In addition, defendants must complete by December 5, 2005, their production of relevant documents responsive to the first request for production of documents that were served on defendants by plaintiff Kotovich on August 9, 2005 and plaintiff Goberville on August 31, 2005.

Liquidity

Due to a combination of factors, the Company currently is experiencing severe liquidity challenges and believes that its available cash resources will be insufficient to meet its payment obligations by some point in the fourth quarter of 2005 unless its obligations under the Notes discussed above or other significant financial obligations are significantly restructured. The factors contributing to this belief include lower-than-anticipated revenues in 2005, costs associated with the Merger and cash payment requirements under the Notes, which will be subject to potential demand for payment in full by the holder(s) thereof on and after November 16, 2005.  If the Company’s cash resources become insufficient to meet its obligations as they become due, which they will if repayment of any significant portion of the Notes is demanded and may even in the absence of such a demand, its business and future prospects would be seriously harmed and its ability to operate the business as a going concern and complete the merger would be seriously jeopardized. The Merger is subject to numerous conditions, including the approval of the Company’s stockholders, that could considerably delay or even prevent its completion, and there is no assurance that the Company will be able to obtain additional financing under its existing bank credit facility or otherwise. The requirements the Company must meet in order to obtain financing under its bank credit facility became more stringent as of July 2005.  The Company was unable to meet such requirements as of September 30, 2005, and it presently anticipates being unable to meet the requirements for the foreseeable future. In order to obtain financing from any other source, the Company would be required to obtain the approval of both the Vector portfolio company with which it has agreed to merge (provided that the Merger Agreement remains in full force and effect) and the holder(s) of the Notes.  There can be no assurance that the Company’s obligations under the Notes or other significant financial obligations will be restructured.

If the Merger is not consummated, the Company will be required to raise additional funds, and it may be unable to do so on acceptable terms or at all. Its ability to obtain debt or equity funding would depend on a number of factors, including restrictive covenants contained in its current convertible note agreement and credit facilities, market conditions, its operating performance and investor interest.  If adequate additional funding were not available, the Company would have insufficient working capital to continue executing its current business plan.  Even if additional funding were available, the Company’s indebtedness and debt service obligations could continue to increase its vulnerability to general adverse economic and industry conditions, limit its flexibility in planning for, or reacting to, changes in its business and the industry in which it competes, and place it at a competitive disadvantage to less leveraged competitors and those with better access to capital resources.

Basis of Presentation —Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is currently experiencing severe liquidity challenges.  At September 30, 2005, the Company’s current liabilities exceed its current assets by approximately $30 million (negative working capital) resulting in a working capital ratio of less than 0.4 to 1.0.  The Company currently does not have any additional financing arrangement in place from which to borrow additional funds as may be required to meet its near term cash requirements.  Further, due to the event of default which occurred on October 8, 2005 relative to the convertible notes and the subsequent agreement entered into on October 25, 2005 with the convertible noteholders, the noteholders can demand payment in full on the approximate $15.5 million outstanding note balance and interest on or after November 16, 2005.  If this were to occur, and if the Company was not able to obtain financing sufficient to fully repay the notes upon such demand, the Company would be forced to seek protection under the bankruptcy laws.  These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern.  No adjustments to the carrying values or classification of the assets and liabilities in the accompanying financial statements have been made to take account of this uncertainty.

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation.  In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.  The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates. The financial results and related information as of September 30, 2005 and for the three and nine months ended September 30, 2005 and 2004 are unaudited. The condensed consolidated balance sheet at December 31, 2004 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.

The accompanying condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included with the Company’s Form 10-K and other documents that have been filed with the SEC. The results of the Company’s operations for the interim periods presented are not necessarily indicative of operating results for the full fiscal year or any future periods.

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

Employee Stock Option and Purchase Plans

The Company accounts for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25 (“APB 25”), Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25 and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 123, the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.

The Company applies APB 25 and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options.

Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.

During the nine months ended September 30, 2004, the Company recorded a stock-based compensation credit of $15,000. This credit was recorded as a result of granting a third party consultant shares of our common stock.  The credit, which was calculated using the Black-Scholes model, was recorded as a reduction of sales and marketing expense.

We have determined pro forma information regarding net income (loss) and net income (loss) per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123, Accounting for Stock Compensation . The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss), as reported	$(14,537)	$23,380	$(14,532)	$21,021
Add: Stock-based employee compensation (income) expense included in reported net income (loss), net of related tax effects	—	—	—	(15)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(219)	(1,256)	(1,668)	(6,020)
Pro forma net income (loss)	$(14,756)	$22,124	$(16,200)	$14,986
Income (loss) per share:
Basic—as reported	$(0.42)	$0.70	$(0.43)	$0.63
Basic—pro forma	$(0.43)	$0.66	$(0.47)	$0.45

Diluted—as reported	$(0.42)	$0.69	$(0.43)	$0.61
Diluted—pro forma	$(0.43)	$0.65	$(0.47)	$0.44

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

There were potential common shares from the conversion of outstanding convertible notes excluded in the diluted shares outstanding during the three months and nine months ended September 30, 2005 as the effect of such shares is anti-dilutive.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss)	$(14,537)	$23,380	$(14,532)	$21,021

Weighted average common shares outstanding utilized for basic net income (loss) per share	34,320	33,599	34,159	33,459
Potential common stock issued for options	—	453	—	863
Weighted average common shares outstanding utilized for diluted net income (loss) per share:	34,320	34,052	34,159	34,322

Basic net income (loss) per share	$(0.42)	$0.70	$(0.43)	$0.63
Diluted net income (loss) per share	$(0.42)	$0.69	$(0.43)	$0.61

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

Restructuring

Through September 30, 2005, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB No. 100, Restructuring and Impairment Charges (“SAB 100”).

Severance and Termination Costs . We account for severance and benefits termination costs as follows:

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

Excess Facilities Costs . We account for excess facilities costs as follows:

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

On June 10, 2004, Metropolitan Life Insurance Company (“MetLife”) filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company paid MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The three installment payments were made in February 2005, May 2005, and September 2005.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. The Company maintains its cash and cash equivalents with two separate financial institutions. The Company markets and sells its products throughout the world and performs ongoing credit evaluations of its customers. The Company maintains reserves for potential credit losses. For the three months ended September 30, 2005 and September 30, 2004, no one customer accounted for more than 10% of total revenue. As of September 30, 2005 and December 31, 2004, no customer individually accounted for more than 10% of accounts receivable.

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

	Foreign Currency Translation	Accumulated Other Comprehensive Income (Loss)
Balance, December 31, 2004	$(172)	$(172)
Net change during period	4	4
Balance, September 30, 2005	$(168)	$(168)

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

Note 2. Selected Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Furniture and fixtures	$3,781	$4,036
Computers and software	48,550	49,258
Leasehold improvements	6,185	6,086
	58,516	59,380
Less accumulated depreciation and amortization	(55,904)	(55,814)
	$2,612	$3,566

Accrued expenses consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Employee benefits	$1,226	$1,253
Commissions and bonuses	643	1,334
Sales and other taxes	3,767	5,085
Restructuring (See Note 6)	6,058	26,292
Other	4,474	6,781
	$16,168	$40,745

Other noncurrent liabilities consisted of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Restructuring (See Note 6)	$1,955	$7,871
Other	327	407
	$2,282	$8,278

Note 3.  Bank Borrowings, Long-Term Debt and Other Non-Current Liabilities

Bank borrowings and long-term debt consists of the following (in thousands):

	September 30, 2005	December 31, 2004
	(unaudited)
Convertible notes, 6% coupon, due in various maturities beginning in June 2005	$11,265	$11,982
Bank borrowings	—	20,000
Term debt	503	1,027
	11,768	33,009
Less: Current portion of long-term debt	(11,768)	(25,566)
Long-term debt, net of current portion	$—	$7,443

In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors. The Company issued an initial $16.0 million of convertible notes which are convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The convertible notes bear interest at a rate of six percent per annum, and the Company was originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million, which began in June 2005.  Under the terms of the notes, , the holders have the right to increase the Company’s monthly principal repayment obligation to $2.1 million as of December 2005 due to the Company’s cash balances falling below certain defined levels as of September 30, 2005.  This increase, if invoked, would have the effect of requiring the Company to repay the principal amount in eight installments through June 2006.  Certain principal payments that were due in the quarter ended September 30, 2005, have been deferred at the election of the investors for a period of eighteen months under the terms of the notes.  Payments of future principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of common stock. However, the Company currently has not satisfied the conditions required to make payments in stock, and anticipates having to use cash to satisfy all of its future payment obligations under the notes.

Investors also received warrants to purchase approximately 1.7 million shares of the Company’s common stock at a price of $3.58 per share. The warrants will be exercisable beginning six months after the closing date, and have a term of five years.  As of September 30, 2005 and December 31, 2004, a total of $12.9 million and $16.0 million, respectively, in face value convertible notes was outstanding. The Company is recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the notes.  These notes are recorded on the Condensed Consolidated Balance Sheets at December 31, 2004, and September 30, 2005, at the discounted amounts of $12.0 million and $11.3 million, respectively.

In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005.  Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days.  The Company made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005.  The event of default permits each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering notice of such redemption to the Company, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice.  If all of the noteholders elect such redemption, the Company will be obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest.  The accelerated repayment of all or any significant portion of such amount would leave the Company with insufficient working capital to conduct its business, and the Company does not presently have sufficient cash to meet such an accelerated repayment obligation.

On October 25, 2005, the Company entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.

In June 2005, the Company renewed and amended its revolving credit facility. The amount available under the revolving line of credit is up to $15.0 million, subject to certain borrowing limitations based on the Company’s unrestricted cash balances. Borrowings under the revolving line of credit are collateralized by all of the Company’s assets and bear interest at the bank’s prime rate at December 31, 2004 and prime rate plus 1.0% at September 30, 2005 (6.75% as of September 30, 2005 and 5.25% as of December 31, 2004). As of December 31, 2004, $20.0 million, was outstanding under the Company’s revolving credit facility.  As of September 30, 2005, there was no outstanding balance on the line of credit. As of July 1, 2005, under the renewed and amended agreement, the requirements the Company must meet in order to access the credit facility became more stringent.  The Company was not in compliance with these new requirements as of September 30, 2005, and expects that it will be unable to meet the new requirements in future periods.

As of September 30, 2005 and December 31, 2004, outstanding term debt borrowings were approximately $503,000 and $1.0 million, respectively. Borrowings bear interest at the bank’s prime rate of 5.25% plus up to 1.25% as of December 31, 2004 and the bank’s prime rate of 6.75% plus up to 3.0% as of September 30, 2005. Under the terms of the term debt agreements, principal and interest payments of $40,000 are due monthly through October 2006 and payments of $11,000 are due thereafter.   Due to the Company’s default under its convertible debentures described above, the term debt is also in default, and there the entire balance of $503,000 at September 30, 2005 is classified as currently due.

Commitments totaling $2.0 million and $24.3 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of September 30, 2005 and December 31, 2004, respectively, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.  As these letters of credit were cash secured, $2.0 million and $24.3 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets as of September 30, 2005 and December 31, 2004, respectively.

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

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either September 30, 2005 or December 31, 2004. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments, net of future sublease income, as of September 30, 2005, under noncancelable operating lease agreements is as follows (in millions):

Years Ending December 31,	Operating Leases
2005	$1.2
2006	3.2
2007	4.2
2008	2.1
2009 and thereafter	6.2
Total minimum lease payments	$16.9

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.

Standby Letter of Credit Commitments

As of September 30, 2005, the Company had $2.0 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings

The Company is subject to various other claims and legal actions arising in the ordinary, course of business. In the opinion of management, after consultation with legal counsel, the ultimate disposition of these matters is not expected to have a material effect on the Company’s business, financial condition or results of operations. Although management currently believes that the outcome of these outstanding legal proceedings, claims and litigation involving the Company will not have a material adverse effect on its business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on the Company’s business, results of operations or financial condition.

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company paid MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The three installment payments were made in February 2005, May 2005 and September 2005.

On July 28, 2005, representatives of the Company received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision,Inc., et al , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al , Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al , Civ 448519. Each claim names the Company’s directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize the Company’s value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to the Company’s stockholders.  On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation.  In accordance with the Court’s order, plaintiffs’ consolidated amended complaint must be filed and served no later than December 5, 2005.  In addition, defendants must complete by December 5, 2005, their production of relevant documents responsive to the first request for production of documents that were served on defendants by plaintiff Kotovich on August 9, 2005 and plaintiff Goberville on August 31, 2005.

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

The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Software licenses	$3,134	$4,654	$10,941	$19,591
Consulting services	4,403	5,013	14,706	15,105
Maintenance	6,540	7,557	20,311	23,545
Total revenues	$14,077	$17,224	$45,958	$58,241

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

Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (unaudited, in thousands):

	Three months ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Revenues:
Americas	$8,252	$9,269	$25,948	$27,772
Europe	4,359	6,134	15,688	25,210
Asia/Pacific	1,466	1,821	4,322	5,259
Total revenues	$14,077	$17,224	$45,958	$58,241

	September 30, 2005	December 31, 2004
Long-Lived Assets:
Americas	$47,806	$60,312
Europe	291	531
Asia/Pacific	463	527
Total long-lived assets	$48,560	$61,370

During the three and nine months ended September 30, 2005 and 2004, no single customer accounted for more than 10% of the Company’s revenues.

Note 6. Restructuring Charges

Through September 30, 2005, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities.

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

As of September 30, 2005, the total restructuring accrual of $8.0 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.7	$—	$0.7
Excess Facilities	5.4	1.9	7.3
Total	$6.1	$1.9	$8.0

The Company estimates that the $0.7 million severance and termination accrual will be nearly paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$0.4
2006	5.2
2007	0.7
2008	0.6
2009 and thereafter (through October 2010)	0.4
Total minimum facilities payments	$7.3

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended September 30, 2005
Lease cancellations and commitments	$3,964	$(61)	$175	$4,078
Termination payments to employees and related costs	655	443	(775)	323
	$4,619	$382	$(600)	$4,401
Three Months Ended September 30, 2004
Lease cancellations and commitments	$12,394	$9,643	$(340)	$21,697
Termination payments to employees and related costs	164	582	(175)	571
Write-off on disposal of assets and related costs	9,289	(1,193)	(8,096)	—
	$21,847	$9,032	$(8,611)	$22,268
Nine Months Ended September 30, 2005
Lease cancellations and commitments	$21,824	$(838)	$(16,908)	$4,078
Termination payments to employees and related costs	365	975	(1,017)	323
	$22,189	$137	$(17,925)	$4,401
Nine Months Ended September 30, 2004
Lease cancellations and commitments	$11,894	$9,643	$160	$21,697
Termination payments to employees and related costs	242	1,058	(729)	571
Write-off on disposal of assets and related costs	9,789	(1,193)	(8,596)	—
	$21,925	$9,508	$(9,165)	$22,268

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended September 30, 2005
Lease cancellations and commitments	$6,326	$(137)	$(2,930)	$3,259
Termination payments to employees and related costs	422	—	(70)	352
	$6,748	$(137)	$(3,000)	$3,611
Three Months Ended September 30, 2004
Lease cancellations and commitments	$71,707	$(34,477)	$(23,629)	$13,601
Termination payments to employees and related costs	429	—	—	429
Write-off on disposal of assets and related costs	1,486	(9)	(115)	1,362
	$73,622	$(34,486)	$(23,744)	$15,392
Nine Months Ended September 30, 2005
Lease cancellations and commitments	$11,515	$(287)	$(7,969)	$3,259
Termination payments to employees and related costs	459	—	(107)	352
	$11,974	$(287)	$(8,076)	$3,611
Nine Months Ended September 30, 2004
Lease cancellations and commitments	$81,143	$(33,704)	$(33,838)	$13,601
Termination payments to employees and related costs	429	—	—	429
Write-off on disposal of assets and related costs	1,883	(9)	(512)	1,362
	$83,455	$(33,713)	$(34,350)	$15,392

On June 29, 2005, the Company’s Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues.  The reduction included approximately 63 employees, or 22% of the Company’s workforce.  The Company recorded severance charges of approximately $443,000 and $627,000 in the three-month periods ended September 30, 2005 and June 30, 2005, respectively.

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

Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired.  While there was no accounting charge to record upon adoption of SFAS 142, the Company concluded that, at September 30, 2005, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired.  Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of the Company (reporting unit) to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be performed to determine the amount, if any, of actual impairment. The Company completed the first step and has determined that its net book value at September 30, 2005 exceeded its fair value on that date, and as a result, the Company has begun the process of determining the fair values of its identifiable tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment.  As of the date of the filing of this Form 10-Q, the Company has not completed step two of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair values of certain assets and liabilities, in particular, long-lived tangible and intangible assets (including intangible assets that have not previously been recorded in the Company’s financial statements).  SFAS 142 provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a Company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance provided in SFAS 5.  Based on the foregoing, the Company has recognized a goodwill impairment charge of $13.2 million at September 30, 2005, which represents management’s preliminary estimate of the probable goodwill impairment based on the fair value analysis completed to date.  The Company has used the quoted market price of the Company’s common stock (market capitalization) as a basis for determining the fair value of the reporting unit.  The Company expects to complete step two of the impairment analysis during the fourth quarter of 2005 and, to the extent that the completed analysis indicates additional goodwill impairment in excess of management’s preliminary estimate, the Company will recognize such additional impairment in the fourth quarter.  See Note 9. Subsequent Events.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a future non-cash goodwill impairment charge for all or a portion of the goodwill balance at September 30, 2005.

Upon adoption of SFAS 141 and SFAS 142, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. As of December 31, 2003, completed technology intangibles had been fully amortized.

Note 8. Warrants

As of September 30, 2005, the following warrants to purchase the Company’s common stock were outstanding:

Description	Underlying Shares	Exercise Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	1,739,130	3.58
Other issued in connection with revenue transactions in 1997 and 2000	9,628	Various

The warrant issued in connection with the real estate transaction has a term of five years and became exercisable beginning in August 2005. The warrant issued in connection with the convertible notes also has a term of five years and became exercisable beginning in May 2005.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled

in, a Company’s Own Stock, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance.  The warrants are revalued each period until and unless the warrants are exercised.  For the three months and nine months ended September 30, 2005, the Company recorded gains related to the revaluation of warrants to the landlord and note holders of $0.7 and $4.2 million, respectively.  These gains are included as a component of Restructuring charges and of Other income (expense), net, respectively, in the accompanying Condensed Consolidated Statements of Operations.  If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

Note 9.  Subsequent Events

As discussed in Note 7 “Goodwill and Other Intangible Assets,” as of September 30, 2005, the Company recognized a goodwill impairment charge of $13.2 million in accordance with the requirements of SFAS No. 142.  Subsequent to September 30, 2005, the Company has experienced a significant decline in the trading price of its common stock and hence in the Company’s market capitalization.  In applying the accounting requirements for recognizing and measuring an impairment loss under SFAS No. 142, the Company uses the quoted market price of the Company’s stock (market capitalization) as the basis for determining the fair value of the Company (the reporting unit) and then allocates the fair value of the reporting unit to all of the assets and liabilities of that unit in order to determine the implied fair value of goodwill.  Because of the significant decline in the trading price and market capitalization of the Company subsequent to September 30, 2005, the Company anticipates recording a significant additional non-cash charge for the impairment of goodwill in the three-month period ending December 31, 2005.  The amount of the impairment charge will be determined based upon a number of factors, including the fair value of the Company’s assets and liabilities at December 31, 2005.

In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005.  Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days.  The Company made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005.  The event of default permits each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering notice of such redemption to the Company, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice.  If all of the noteholders elect such redemption, the Company will be obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest.  The accelerated repayment of all or any significant portion of such amount would leave the Company with insufficient working capital to conduct its business, and the Company does not presently have sufficient cash to meet such an accelerated repayment obligation.

On October 25, 2005, the Company entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.

On October 29, 2005, Vector informed the Company that Vector Capital III, L.P. (“Vector III”), an entity affiliated with Vector,  had entered into transfer agreements with the noteholders pursuant to which Vector III agreed to acquire all of the issued and outstanding Notes.  However, the Company believes that, under the terms of the July Noteholder Agreement, the noteholders are required to obtain its consent, not to be unreasonably withheld, prior to any transfer of the Notes.  The Company has declined to provide its consent to date and at this time does not intend to provide its consent, which it believes is reasonable under the circumstances. Both Vector and the noteholders have disputed whether the Company’s consent is required in connection with the purported transfer of the Notes and questioned the reasonableness of the Company’s refusal to consent, and these disputes are unresolved.

On November 8, 2005, counsel for the noteholders delivered to the Company a letter purporting to terminate the July Noteholder Agreement based on the Company’s alleged breaches of material representations, warranties or covenants by reason of the October 8, 2005 event of default and the Company’s refusal to consent to the transfer of the Notes to Vector III.  Based on such purported termination, the noteholders assert that the Company’s consent to the transfer of the Notes from the noteholders to Vector III is not required and the other provisions of the July Noteholder Agreement are no longer effective. The noteholders’ letter also asserts that the Company’s refusal to consent to the transfer is a breach of the October 25, 2005 agreement with the noteholders and entitles the noteholders to recover from the Company their attorneys’ fees in connection with the alleged breaches.  On November 9, 2005, Vector III notified us that it had completed its purchase of the Notes.

On November 9, 2005, the Company’s Chief Executive Officer and largest stockholder, Pehong Chen, advised the Company that he had offered to purchase the Notes from Vector III for a price equal to its cost plus an amount necessary to defray its reasonable expenses in connection with the purchase and sale of the Notes. Dr. Chen has also advised the Company’s Board of Directors that, if he becomes the owner of the Notes, he will negotiate in good faith with the Company to restructure the Notes so as to relieve the Company of any short-term liquidity threat.  Pursuant to the July Noteholder Agreement, the Company’s Board of Directors has consented to the acquisition of the Notes by Dr. Chen. To the Company’s knowledge, Vector III has not accepted Dr. Chen’s offer to purchase the Notes, and there can be no assurance that Dr. Chen will acquire the Notes or that the Company’s obligations under the Notes will be restructured.

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

Worldwide demand for enterprise software has declined significantly over the past several years. The decline in venture capital spending has resulted in fewer new companies with funding to, among other things, build an on-line business. Established companies have scaled back, delayed or cancelled web-based initiatives. As a result of these reasons and others, in particular the selling challenges created by our deteriorating financial condition, we have seen significant declines in our revenue over the past four fiscal years.

Our objective is to further our position as a global supplier of web-based, self-service applications. This will require us to continue to build in new functionality to our applications that offer our customers a compelling value proposition to license our products rather than design and build custom solutions.

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

From 2001 to date, we have incurred significant losses and negative cash flows from operations. In fiscal year 2004, we entered into a series of agreements to terminate significant excess lease obligations that were contributing to that negative cash flow. Under the terms of these agreements, we have incurred an obligation to pay $45 million, and our future cash outflows will be reduced by over $4 million per quarter. We believe that these transactions are an important step towards our goal of generating consistent positive cash flows, although we make no assurance about our ability to generate positive cash flows in future periods.

We strive to anticipate changes in the demand for our services and aggressively manage our labor force appropriately. Through our thorough budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process is intended to allow us to adjust our cost structures to changing market needs, competitive landscapes and economic factors. Our emphasis on cost control helps us manage our margins even if revenues generated fall short of what we anticipated.

Recent Events

During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash payments of $20.7 million in 2004 and $23.1million in the first nine months of 2005.  In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, which became exercisable in August 2005. As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the lease term, which commences in January 2007. This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the non-current restructuring accrual as of September 30, 2005.

In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors. Under the terms of the definitive agreement, we issued an initial $16.0 million of notes which will be convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million, which began in June 2005. Under the terms of the notes, the holders have the right to increase the Company’s monthly principal repayment obligation to $2.1 million as of December 2005 due to our cash balances falling below certain defined levels as of September 30, 2005. This increase, if invoked, would have the effect of requiring us to repay the principal amount in eight installments through June 2006.  Certain principal payments that were due in the quarter ended September 30, 2005, have been deferred at the election of the investors for a period of eighteen months under the terms of the notes.  Payments of future principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of our common stock.  However, we currently have not satisfied the conditions required to make payments in stock, and we anticipate having to use cash to satisfy our future payment obligations under the notes.

On June 29, 2005, the Company’s Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce.  We recorded severance charges of approximately $443,000 and $627,000 in the three-month periods ended September 30, 2005 and June 30, 2005, respectively.

On July 25, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bravo Holdco (“Bravo Holdco”), a newly formed exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly owned subsidiary of Vector Capital Corporation (“Vector”), and Bravo Merger Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Bravo Holdco.  Under the terms of the Merger Agreement, the holders of shares of our common stock (other than stockholders who exercise appraisal rights under Delaware law) that are outstanding immediately prior to the consummation of the merger (the “Merger”) will receive $0.84 in cash for each share of common stock or intrinsic value of each stock option at the time of the consummation of the Merger (the “Effective Time”). The consummation of the Merger is conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of our common stock and other closing conditions.  As of November 4, 2005, approximately 14.0 million shares had been voted in favor of the transaction, which is over 92% of the total shares voted but less than the nearly 17.2 million shares required to achieve a quorum to hold the meeting and approve the transaction.  On November 7, 2005, we announced that in order to extend the period during which stockholders may submit proxies, we had adjourned our special stockholder meeting until November 11, 2005.  Previously, we had adjourned our special stockholder meeting from October 12, 2005 to October 26, 2005 and again from October 26, 2005 to November 4, 2005.

There can be no assurance that a sufficient number of stockholder votes will be received in the time periods required under the Merger Agreement in order to approve the transaction or that the transaction otherwise will be completed.  On November 3, 2005, Vector and Bravo Holdco filed a second amended statement to their Schedule 13D filed with the SEC on August 4, 2005, in which Bravo Holdco stated its belief that 1) certain conditions to the closing of the Merger would not and cannot be satisfied, 2) Bravo Holdco has the right to terminate the Merger Agreement, 3) Bravo Holdco would have no obligation under the Merger Agreement to proceed with the Merger even if the Merger is approved by the Company’s stockholders and 4) Bravo Holdco does not intend as of the date of such filing to waive any of the conditions to the closing of the Merger.  The Company disagrees that any conditions to closing would not and cannot be satisfied, and believes that the parties to the Merger Agreement would be obligated to complete the Merger if it is approved by the Company’s stockholders.  Following the October 12, 2005 special stockholder meeting at which a quorum was not present, the Company and Vector engaged in negotiations regarding a potential alternative transaction pursuant to which the Company would file for protection under Chapter 11 of the Bankruptcy Code, and Bravo Holdco would acquire certain assets and assume certain liabilities of the Company in a transaction pursuant to Section 363 of the Bankruptcy Code, in which case it would not be necessary to obtain the approval of the Company’s stockholders to complete the transaction. However, these negotiations did not lead to any agreement, and all proposals for such a transaction made by Vector would have resulted in the Company’s stockholders receiving an amount, if any, that is significantly less than the $0.84 per share in cash provided for in the Merger Agreement.  The Company terminated these discussions on November 9, 2005 and continues to believe that the Merger remains the best available outcome for all of its stakeholders.  The Company also believes that, if the Merger is not completed, the Company will likely become insolvent unless its obligations under the Notes or other significant financial obligations are significantly restructured..

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

On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al , Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al , Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to the Company’s stockholders.  On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation.  In accordance with the Court’s order, plaintiffs’ consolidated amended complaint must be filed and served no later than December 5, 2005.  In addition, defendants must complete by December 5, 2005, their production of relevant documents responsive to the first request for production of documents that were served on defendants by plaintiff Kotovich on August 9, 2005 and plaintiff Goberville on August 31, 2005.

In October 2005, we inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005.  Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days.  We made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005.  The event of default permits each noteholder to require us to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to us notice of such redemption, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice.  If all of the noteholders elect such redemption, we will be obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest.  The accelerated repayment of all or any significant portion of such amount would leave us with insufficient working capital to conduct its business, and we do not presently have sufficient cash to meet such an accelerated repayment obligation.

On October 25, 2005, we entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.

On October 29, 2005, Vector informed the Company that Vector Capital III, L.P. (“Vector III”), an entity affiliated with Vector,  had entered into transfer agreements with the noteholders pursuant to which Vector III agreed to acquire all of the issued and outstanding Notes.  However, the Company believes that, under the terms of the July Noteholder Agreement, the noteholders are required to obtain its consent, not to be unreasonably withheld, prior to any transfer of the Notes.  The Company has declined to provide its consent to date and at this time does not intend to provide its consent, which it believes is reasonable under the circumstances. Both Vector and the noteholders have disputed whether the Company’s consent is required in connection with the purported transfer of the Notes and questioned the reasonableness of the Company’s refusal to consent, and these disputes are unresolved.

On November 8, 2005, counsel for the noteholders delivered to the Company a letter purporting to terminate the July Noteholder Agreement based on the Company’s alleged breaches of material representations, warranties or covenants by reason of the October 8, 2005 event of default and the Company’s refusal to consent to the transfer of the Notes to Vector III.  Based on such purported termination, the noteholders assert that the Company’s consent to the transfer of the Notes from the noteholders to Vector III is not required and the other provisions of the July Noteholder Agreement are no longer effective. The noteholders’ letter also asserts that the Company’s refusal to consent to the transfer is a breach of the October 25, 2005 agreement with the noteholders and entitles the noteholders to recover from the Company their attorneys’ fees in connection with the alleged breaches.  On November 9, 2005, Vector III notified us that it had completed its purchase of the Notes.

On November 9, 2005, the Company’s Chief Executive Officer and largest stockholder, Pehong Chen, advised the Company that he had offered to purchase the Notes from Vector III for a price equal to its cost plus an amount necessary to defray its reasonable expenses in connection with the purchase and sale of the Notes. Dr. Chen has also advised the Company’s Board of Directors that, if he becomes the owner of the Notes, he will negotiate in good faith with the Company to restructure the Notes so as to relieve the Company of any short-term liquidity threat.  Pursuant to the July Noteholder Agreement, the Company’s Board of Directors has consented to the acquisition of the Notes by Dr. Chen. To the Company’s knowledge, Vector III has not accepted Dr. Chen’s offer to purchase the Notes, and there can be no assurance that Dr. Chen will acquire the Notes or that the Company’s obligations under the Notes will be restructured.

We have various credit facilities with a commercial lender, which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit.  In June 2005, we entered into a renewed and amended loan and security agreement with the lender. The agreement requires us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At December 31, 2004, $20.0 million was outstanding under the line of credit. As of September 30, 2005, there was no outstanding balance on the line of credit.  Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at the expiration in February 2006. As of July 1, 2005, under the renewed and amended agreement, the requirements we must meet in order to access the credit facility became more stringent.  We were not in compliance with these new requirements as of September 30, 2005, and we expect that we will be unable to meet the new requirements in future periods.   Further, due to the Company’s default under its convertible debentures described above, the term debt is also in default, and there the entire balance of $503,000 at September 30, 2005 is classified as currently due.

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

Basis of Presentation - Going Concern Uncertainty

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is currently experiencing severe liquidity challenges.  At September 30, 2005, the Company’s current liabilities exceed its current assets by approximately $30 million (negative working capital) resulting in a working capital ratio of less than 0.4 to 1.0.  The Company currently does not have any additional financing arrangement in place from which to borrow additional funds as may be required to meet its near term cash requirements.  Further, due to the event of default which occurred on October 8, 2005 relative to the convertible notes and the subsequent agreement entered into on October 25, 2005 with the convertible noteholders, the noteholders can demand payment in full on the approximate $15.5 million outstanding note balance and interest on or after November 16, 2005.  If this were to occur, and if the Company was not able to obtain financing sufficient to fully repay the notes upon such demand, the Company would be forced to seek protection under the bankruptcy laws.  These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern.  No adjustments to the carrying values or classification of the assets and liabilities in the accompanying financial statements have been made to take account of this uncertainty.

Revenue Recognition

Overview — Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition , as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions and SAB 101 .

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

Impairment Assessments

We adopted SFAS 142 on January 1, 2002.  Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired.  While there was no accounting charge to record upon adoption, the Company concluded that, as of September 30, 2005, based on the existence of impairment indicators, including a decline in its market value, it would be required to test goodwill for impairment. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired.  Since the Company has only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. The Company completed the first step and has determined that its net book value at September 30, 2005 exceeded its fair value on that date, and as a result, the Company has begun the process of determining the fair values of its identifiable tangible and intangible assets and liabilities for purposes of determining the implied fair value of its goodwill and any resulting goodwill impairment.  As of the date of the filing of this Form 10-Q, the Company has not completed step two of this impairment analysis due to the limited time period from the first indication of potential impairment to the date of this filing and the complexities involved in estimating the fair values of certain assets and liabilities, in particular, long-lived tangible and intangible assets (including intangible assets that have not previously been recorded in the Company’s financial statements).  SFAS 142 provides that in circumstances in which step two of the impairment analysis has not been completed, a company should recognize an estimated impairment charge to the extent that a Company determines that it is probable that an impairment loss has occurred and such impairment loss can be reasonably estimated using the guidance provided in SFAS 5.  Based on the foregoing, the Company has recognized a goodwill impairment charge of $13.2 million at September 30, 2005, which represents management’s preliminary estimate of the probable goodwill impairment based on the fair value analysis completed to date.  The Company has used the quoted market price of the Company’s common stock (market capitalization) as a basis for determining the fair value of the reporting unit.  The Company expects to complete step two of the impairment analysis during the fourth quarter of 2005 and, to the extent that the completed analysis indicates additional goodwill impairment in excess of management’s preliminary estimate, the Company will recognize such additional impairment in the fourth quarter.

Subsequent to September 30, 2005, the Company has experienced a significant decline in the trading price of its common stock and hence in the Company’s market capitalization.  In applying the accounting requirements for recognizing and measuring an impairment loss under SFAS No. 142, the Company uses the quoted market price of the Company’s stock (market capitalization) as the basis for determining the fair value of the Company (the reporting unit) and then allocates the fair value of the reporting unit to all of the assets and liabilities of that unit in order to determine the implied fair value of goodwill.  Because of the significant decline in the trading price and market capitalization of the Company subsequent to September 30, 2005, the Company anticipates recording a significant additional non-cash charge for the impairment of goodwill in the three-month period ending December 31, 2005.  The amount of the impairment charge will be determined based upon a number of factors, including the fair value of the Company’s assets and liabilities at December 31, 2005.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a future non-cash goodwill impairment charge for all or a portion of the goodwill balance at September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Net income (loss) as reported	$(14,537)	$23,380	$14,532	$21,021
Add: Stock-based employee compensation (income) expense included in reported net income (loss), net of related tax effects	—	—	—	(15)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(219)	(1,256)	(1,668)	(6,020)
Pro forma net loss	$(14,756)	$22,124	$(16,200)	$14,986
Income (loss) per share:
Basic—as reported	$(0.42)	$0.70	$(0.43)	$0.63
Basic—pro forma	$(0.43)	$0.66	$(0.47)	$0.45

Diluted—as reported	$(0.42)	$0.69	$(0.43)	$0.61
Diluted—pro forma	$(0.43)	$0.65	$(0.47)	$0.44

Restructuring Charges

Through September 30, 2005, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100 .

Severance and Termination Costs . We account for severance and benefits termination costs as follows:

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

Excess Facilities Costs . We account for excess facilities costs as follows:

• For exit or disposal activities initiated on or prior to December 31, 2002, we account for lease termination and/or abandonment costs in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination . Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us.

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

As of September 30, 2005, the total restructuring accrual of $8.0 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.7	$—	$0.7
Excess Facilities	5.4	1.9	7.3
Total	$6.1	$1.9	$8.0

The Company estimates that the $0.7 million severance and termination accrual will be nearly paid in full by December 31, 2005. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Years ending December 31,	Total future minimum payments
2005	$0.4
2006	5.2
2007	0.7
2008	0.6
2009 and thereafter (through October 2010)	0.4
Total minimum facilities payments	$7.3

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with FAS 146 (in thousands):

	Accrued restructuring costs beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended September 30, 2005
Lease cancellations and commitments	$3,964	$(61)	$175	$4,078
Termination payments to employees and related costs	655	443	(775)	323
	$4,619	$382	$(600)	$4,401
Three Months Ended September 30, 2004
Lease cancellations and commitments	$12,394	$9,643	$(340)	$21,697
Termination payments to employees and related costs	164	582	(175)	571
Write-off on disposal of assets and related costs	9,289	(1,193)	(8,096)	—
	$21,847	$9,032	$(8,611)	$22,268
Nine Months Ended September 30, 2005
Lease cancellations and commitments	$21,824	$(838)	$(16,908)	$4,078
Termination payments to employees and related costs	365	975	(1,017)	323
	$22,189	$137	$(17,925)	$4,401
Nine Months Ended September 30, 2004
Lease cancellations and commitments	$11,894	$9,643	$160	$21,697
Termination payments to employees and related costs	242	1,058	(729)	571
Write-off on disposal of assets and related costs	9,789	(1,193)	(8,596)	—
	$21,925	$9,508	$(9,165)	$22,268

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended September 30, 2005
Lease cancellations and commitments	$6,326	$(137)	$(2,930)	$3,259
Termination payments to employees and related costs	422	—	(70)	352
	$6,748	$(137)	$(3,000)	$3,611
Three Months Ended September 30, 2004
Lease cancellations and commitments	$71,707	$(34,477)	$(23,629)	$13,601
Termination payments to employees and related costs	429	—	—	429
Write-off on disposal of assets and related costs	1,486	(9)	(115)	1,362
	$73,622	$(34,486)	$(23,744)	$15,392
Nine Months Ended September 30, 2005
Lease cancellations and commitments	$11,515	$(287)	$(7,969)	$3,259
Termination payments to employees and related costs	459	—	(107)	352
	$11,974	$(287)	$(8,076)	$3,611
Nine Months Ended September 30, 2004
Lease cancellations and commitments	$81,143	$(33,704)	$(33,838)	$13,601
Termination payments to employees and related costs	429	—	—	429
Write-off on disposal of assets and related costs	1,883	(9)	(512)	1,362
	$83,455	$(33,713)	$(34,350)	$15,392

On June 29, 2005, the Company’s Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues.  The reduction included approximately 63 employees, or 22% of the Company’s workforce.  We recorded severance charges of approximately $443,000 and $627,000 in the three-month periods ended September 30, 2005 and June 30, 2005, respectively.

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

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming us as a defendant. The complaint alleged that we were liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that we no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife reached agreement with us and executed documents regarding a settlement of the pending lawsuit under which we will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The three installment payments were made in February 2005, May 2005 and September 2005.

On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al , Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al , Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to the Company’s stockholders.  On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation.  In accordance with the Court’s order, plaintiffs’ consolidated amended complaint must be filed and served no later than December 5, 2005.  In addition, defendants must complete by December 5, 2005, their production of relevant documents responsive to the first request for production of documents that were served on defendants by plaintiff Kotovich on August 9, 2005 and plaintiff Goberville on August 31, 2005.

Results of Operations

Revenues

Total revenues decreased 18% during the three months ended September 30, 2005 to $14.1 million as compared to $17.2 million for the three months ended September 30, 2004.  Total revenues decreased 22% during the nine months ended September 30, 2005 to $46.0 million as compared to $58.2 million for the nine months ended September 30, 2004. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:
September 30, 2005
Americas	$1,724	55%	$6,528	60%	$8,252	59%
Europe	830	26	3,529	32	4,359	31
Asia Pacific	580	19	886	8	1,466	10
Total	$3,134	100%	$10,943	100%	$14,077	100%
September 30, 2004
Americas	$2,111	45%	$7,159	57%	$9,270	54%
Europe	1,884	41	4,250	34	6,134	36
Asia Pacific	659	14	1,161	9	1,820	10
Total	$4,654	100%	$12,570	100%	$17,224	100%
Nine Months Ended:
September 30, 2005
Americas	$5,430	50%	$20,518	59%	$25,948	57%
Europe	3,814	35	11,874	34	15,688	34
Asia Pacific	1,697	15	2,625	7	4,322	9
Total	$10,941	100%	$35,017	100%	$45,958	100%
September 30, 2004
Americas	$6,711	34%	$21,061	54%	$27,772	48%
Europe	10,598	54	14,612	38	25,210	43
Asia Pacific	2,282	12	2,977	8	5,259	9
Total	$19,591	100%	$38,650	100%	$58,241	100%

The Company operates in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues decreased 33% during the three months ended September 30, 2005 to $3.1 million as compared to $4.7 million for the three months ended September 30, 2004. Software license revenue decreased 44% during the nine months ended September 30, 2005 to $10.9 million as compared to $19.6 million for the nine months ended September 30, 2004. License revenue in all areas declined due to softening demand for enterprise software applications and to the selling challenges created by our deteriorating financial condition.

Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 13% during the three months ended September 30, 2005 to $10.9 million as compared to $12.6 million for the three months ended September 30, 2004. Services revenues decreased 9% during the nine months ended September 30, 2005 to $35.0 million as compared to $38.7 million for the nine months ended September 30, 2004. The decrease in service revenues was primarily attributable to lower maintenance revenue. Maintenance revenues decreased 14% for the three months ended September 30, 2005 to $6.5 million as compared to $7.6 million for the three months ended September 30, 2004.  Maintenance revenues decreased 14% for the nine months ended September 30, 2005 to $20.3 million as compared to $23.5 million for the nine months ended September 30, 2004. Maintenance revenue decreased due to a decline in customer licenses and certain existing customers declining the renewal of annual maintenance services.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2005	%	2004	%	2005	%		2004	%
Cost of software licenses (1)	$106	3%	$256	6%	$(137)	(1%	)	$1,147	6%
Cost of services (2)	5,641	52	6,391	51	17,235	49		18,970	49
Total cost of revenues (3)	$5,747	41%	$6,647	39%	$17,098	37%		$20,117	35%

(1) Percentages are calculated based on total software license revenues for the period indicated

(2) Percentages are calculated based on total services revenues for the period indicated

(3) Percentages are calculated based on total revenues for the period indicated

Cost of (credit for) software licenses decreased in absolute dollar terms during the three months ended September 30, 2005 to $106,000 as compared to $256,000 for the three months ended September 30, 2004.  The cost of software licenses decreased during the nine months ended September 30, 2005 to $(137,000)  as compared to $1,147,000 for the nine months ended September 30, 2004.  This decrease was primarily due to the reversal of some royalty costs no longer considered payable.

Cost of services decreased 12% in absolute dollar terms during the three months ended September 30, 2005 to $5.6 million as compared to $6.4 million for the three months ended September 30, 2004. The cost of services decreased 9% during the nine months ended September 30, 2005 to $17.2 million as compared to $19.0 million for the nine months ended September 30, 2004.  This decline was attributable to lower consulting headcount in Europe and the Middle East regions and lower customer support headcount in the Americas. This was partially offset by an increase in consulting spending in the Americas.

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

A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three months ended September 30,				Nine Months Ended September 30,
	2005	% (1)	2004	% (1)	2005	% (1)	2004	% (1)
Research and development	$3,095	22%	$4,600	27%	$11,337	25%	$13,997	24%

Sales and marketing	2,948	21	6,020	35	13,819	30	20,365	35
General and administrative	2,162	15	2,335	13	7,526	16	7,152	12
Goodwill impairment	13,198	94	—	—	13,198	29	—	—
Restructuring charges	245	2	(25,454)	(142)	(150)	(0)	(24,205)	(42)
Business combination charge	977	7	—	—	977	2	—	—
Total operating expenses	$22,625	161	$(12,499)	(73)%	$46,707	102%	$17,309	30%

(1) Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 33% during the three months ended September 30, 2005 to $3.1 million as compared to $4.6 million for the three months ended September 30, 2004. The decrease in research and development expenses was primarily attributable to reduced headcount as a result of layoffs, natural attrition and lower overhead allocations.

Research and development decreased 19% during the nine months ended September 30, 2005 to $11.3 million as compared to $14.0 million for the nine months ended September 30, 2004. The decrease for the nine month period was primarily attributable to lower depreciation costs for fully depreciated assets and headcount reductions as a result of our cost-cutting efforts.

Sales and marketing expenses decreased 51% during the three months ended September 30, 2005 to $2.9 million as compared to $6.0 million for the three months ended September 30, 2004.  Sales and marketing decreased 32% during the nine months ended September 30, 2005 to $13.8 million as compared to $20.4 million for the nine months ended September 30, 2004. The decreases were primarily attributable to turnover in the sales organization combined with lower commissions on lower license revenue.

General and administrative expenses decreased 7% during the three months ended September 30, 2005 to $2.2 million as compared to $2.3 million for the three months ended September 30, 2004. General and administrative expenses increased 5% during the nine months ended September 30, 2005 to $7.5 million as compared to $7.2 million for the nine months ended September 30, 2004. The increase was primarily attributable to a $676,000 reduction of sales reserves in the three months September 30, 2004 compared to a reduction of $218,000 recorded in the same period in 2005

Restructuring charges. Through September 30, 2005, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100 .

Restructuring charges (credits) consisted of the following (in thousands, unaudited):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Facilities	$(198)	$(26,036)	$(1,125)	$(25,263)
Severance and other	443	582	975	1,058
Total	$245	$(25,454)	$(150)	$(24,205)

The excess facilities credit for the three and nine months ended September 30, 2005 related primarily to an adjustment of $175,000 and $1.2 million, respectively, to fair value of the warrant issued to a previous landlord as part of a lease settlement in 2004. The excess facilities charge for the three months ended September 30, 2004, primarily related to the settlements reached between the Company and certain landlords for elimination of future lease obligations (see Note 6 of the Notes to Condensed Consolidated Financial Statements). The severance and termination costs for both periods reflect adjusted severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the end of the period. The Company recorded these charges at the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS 5. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.

Interest (expense) income, net for the three months ended September 30, 2005 was an expense of $1.0 million as compared to income of $77,000 for the three months ended September 30, 2004. Interest (expense) income, net for the nine months ended September 30, 2005 was an expense of $2.8 million as compared to income of $288,000 for the nine months ended September 30, 2004. Interest expense increased in the three and nine months ended September 30, 2005 due to the outstanding convertible notes issued in November 2004.  Interest income has declined year-over-year due to lower cash balances and lower interest rates being earned on invested funds.

Other (expense) income, net, for the three months ended September 30, 2005 was a net income of $220,000 as compared to income of $238,000 for the three months ended September 30, 2004. Other (expense) income, net for the nine months ended September 30, 2005 was an income of $3.6 million as compared to income of $59,000 for the nine months ended September 30, 2004. The increase in income in the three and nine months ended September 30, 2005 was primarily due to recognition of a gain of $523,000 and $3.0 million, respectively, on the revaluing of common stock warrants for warrants issued in connection with the convertible note offering in November 2004 to fair value as of September 30, 2005, partially offset by $320,000 and $800,000 of convertible note filing penalties incurred in the three and nine months ended September 30, 2005, respectively, due to delays in achieving effectiveness of a registration statement related to the common stock underlying the notes.

Income Taxes . During the three months ended September 30, 2005, we recorded a tax benefit of $540,000 as compared to a tax provision of $11,000 for three months ended September 30, 2004. During the nine months ended September 30, 2005, we recorded a tax benefit of $2.5 million as compared to a provision of $141,000 during the nine months ended September 30, 2004. The tax benefit for the three and nine months ended September 30, 2005 was primarily due to the settlement of or adjustment to income tax accruals, mostly related to foreign jurisdictions. For the three and nine months ended September 30, 2004, the tax provisions related to estimates for income taxes to be paid in our foreign jurisdictions.

Liquidity and Capital Resources

Overview

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business.  The Company is currently experiencing severe liquidity challenges.  At September 30, 2005, the Company’s current liabilities exceed its current assets by approximately $30 million (negative working capital) resulting in a working capital ratio of less than 0.4 to 1.0.  The Company currently does not have any additional financing arrangement in place from which to borrow additional funds as may be required to meet its near term cash requirements.  Further, due to the event of default which occurred on October 8, 2005 relative to the convertible notes and the subsequent agreement entered into on October 25, 2005 with the convertible noteholders, the noteholders can demand payment in full on the approximate $15.5 million outstanding note balance and interest on or after November 16, 2005.  If this were to occur, and if the Company was not able to obtain financing sufficient to fully repay the notes upon such demand, the Company would be forced to seek protection under the bankruptcy laws.  These matters raise substantial doubt about the ability of the Company to continue in existence as a going concern.  No adjustments to the carrying values or classification of the assets and liabilities in the accompanying financial statements have been made to take account of this uncertainty.

Due to a combination of factors, we currently believe that our available cash resources will be insufficient to meet our payment obligations in the fourth quarter of 2005 unless its obligations under the Notes discussed above or other significant financial obligations are significantly restructured.  The factors contributing to this belief include lower-than-anticipated revenues in 2005, costs associated with the Merger and cash payment requirements under the Notes, which will be subject to potential demand for payment in full by the holder(s) thereof on and after November 16, 2005. If our cash resources become insufficient to meet our obligations as they become due, which they will if repayment of any significant portion of the Notes is demanded and may even in the absence of such a demand, our business and future prospects would be seriously harmed and our ability to operate the business and complete the merger would be seriously jeopardized. The Merger is subject to numerous conditions, including the approval of our stockholders, that could considerably delay or even prevent its completion, and there is no assurance that we will be able to obtain additional financing under our existing bank credit facility or otherwise. The requirements we must meet in order to obtain financing under our bank credit facility became more stringent in July 2005, and we presently anticipate being unable to meet the new requirements for the foreseeable future. In order to obtain financing from any other source, we would be required to obtain the approval of both the Vector Capital portfolio company with which we have agreed to merge (provided that the Merger Agreement remains in full force and effect) and the holder(s) of the Notes.  There can be no assurance that our obligations under the Notes or other significant financial obligations will be restructured.

If the Merger is not consummated, we will be required to raise additional funds, and we may be unable to do so on terms acceptable to us or at all. Our ability to obtain debt or equity funding would depend on a number of factors, including restrictive covenants contained in our current convertible note agreement and credit facilities, market conditions, our operating performance and investor interest. If adequate additional funding were not available to us, we would have insufficient working capital to continue executing our current business plan. Even if additional funding were available to us, our indebtedness and debt service obligations could continue to increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and place us at a competitive disadvantage to less leveraged competitors and those with better access to capital resources.

As of September 30, 2005, cash, cash equivalents, and restricted cash and investments totaled $8.1 million, which represents a decrease of $58.0 million as compared to a balance of $66.1 million on December 31, 2004. This decrease was primarily attributable to net cash used for operations, payment of lease settlement obligations and payments of debt related obligations during the nine months ended September 30, 2005.

	September 30, 2005	December 31, 2004
	(unaudited)
Cash and cash equivalents	$6,066	$41,851
Restricted cash	$1,997	$24,256
Working capital (deficit)	$(30,160)	$(18,136)
Working capital ratio	0.38	0.82

During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made related cash payments of $20.7 million in 2004 and $23.1 million in the first nine months of 2005. In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the non-current restructuring accrual as of September 30, 2005.

In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of convertible notes to five institutional investors. Under the terms of the definitive agreement, we issued an initial $16.0 million of convertible notes which are convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The notes bear interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million, which began in June 2005. Under the terms of the notes, the holders have the right to increase the Company’s monthly principal repayment obligation to $2.1 million as of December 2005 due to our cash balances falling below certain defined levels as of September 30, 2005. This increase, if invoked, would have the effect of requiring us to repay the principal amount in nine installments through June 2006. Certain principal payments that were due in the quarter ended September 30, 2005, have been deferred at the election of the investors for a period of eighteen months under the terms of the notes.  Payments of future principal and interest may be made in either cash or, upon satisfaction of various conditions set forth in the notes, shares of our common stock. However, we currently have not satisfied the conditions required to make payments in stock, and we anticipate having to use cash to satisfy our future payment obligations under the notes.

On May 9, 2005, by agreement between us and the holders of a majority of the notes, one of the agreements governing the notes was amended to extend by 120 days the time within which we are required to obtain effectiveness of a registration statement covering the resale of the shares of our common stock that may be issued in respect of the notes. Unexpected delays in obtaining effectiveness of the SEC registration statement relating to the notes caused us to incur additional penalty payments to the note holders at a rate of $160,000 per month through August 2005 and to make principal, interest and penalty payments in cash rather than common stock.

In October 2005, we inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005.  Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days.  We made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005.  The event of default permits each noteholder to require us to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to us notice of such redemption, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice.  If all of the noteholders elect such redemption, we will be obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest.  The accelerated repayment of all or any significant portion of such amount would leave us with insufficient working capital to conduct its business, and we do not presently have sufficient cash to meet such an accelerated repayment obligation.

On October 25, 2005, we entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.

On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce. We recorded severance charges of approximately $443,000 and $627,000 in the three-month periods ended September 30, 2005 and June 30, 2005, respectively.

We have various credit facilities with a commercial lender which include term debt in the form of notes payable, a revolving line of credit and an equipment line of credit. In June 2005, we entered into a renewed and amended loan and security agreement with the lender. The agreement requires us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At December 31, 2004, $20.0 million, was outstanding under the line of credit. As of September 30, 2005, there was no outstanding balance on the line of credit.  Borrowings under the line of credit are collateralized by all of our assets and bear interest at the bank’s prime rate. Interest is due monthly and principal is due at the expiration in February 2006.  Interest is due monthly and principal is due at the expiration in February 2006.  As of July 1, 2005, under the renewed and amended agreement, the requirements we must meet in order to continue to access the credit facility became more stringent.  We were not in compliance with these new requirements as of September 30, 2005, and we expect that we will be unable to meet the new requirements in future periods.

Commitments totaling $2.0 million and $24.3 million in the form of standby letters of credit were issued on our behalf from financial institutions as of September 30, 2005 and December 31, 2004, respectively, primarily in favor of our various landlords to secure obligations under our facility leases. Accordingly, $2.0 million and $24.3 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at September 30, 2005 and December 31, 2004, respectively.

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2005 and December 31, 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three and nine months ended September 30, 2005 and 2004.

Cash Provided By (Used For) Operating Activities

Cash used for operating activities was $34.7 million for the nine months ended September 30, 2005. The primary reason for the net cash used by operating activities was due to the net loss for the period as well as the payment of accrued liabilities related to restructuring of $24.2 million. Other significant adjustments to reconcile net income to cash used for operating activities included the non-cash impairment of goodwill of $13.2 million, the gain on sale of cost method investments of $1.1 million, the non-cash release of income tax reserves of $2.0 million, and the gain on revaluation of warrants to fair value of $4.2 million.

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

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $21.9 million for the nine months ended September 30, 2005 and was primarily due to transfers from restricted cash of $20.3 million and proceeds from dividends of $1.1 million. Cash used for investing activities was $0.9 million for the nine months ended September 30, 2004 and was primarily due to transfers to restricted cash. Capital expenditures were $132,000 and $489,000 during the nine months ended September 30, 2005 and 2004, respectively. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.

Cash Provided By (Used For) Financing Activities

Cash used for financing activities was $23.0 million for the nine months ended September 30, 2005, consisting of $20.5 million used for repayment of borrowings, net of new borrowings, offset by $598,000 funds received for the issuance of common stock. Net cash used in financing activities was $11.1 million for the nine months ended September 30, 2004, consisting of $1.6 million in proceeds from the issuance of common stock and $12.7 million used for repayment of borrowings, net of new borrowings

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2010. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of September 30, 2005, under noncancelable operating lease agreements, is as follows (in millions):

Years Ending December 31,	Operating Leases
2005	$1.2
2006	3.2
2007	4.2
2008	2.1
2009 and thereafter	6.2
Total minimum lease payments	$16.9

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.

Restricted cash represents collateral for letters of credit, all of which are due to mature within one year.

Factors That May Affect Future Operating Results

Due to a combination of factors, we currently believe that our available cash resources will be insufficient to meet our payment obligations in the fourth quarter of 2005 unless our obligations under the Notes discussed above or other significant financial obligations are significantly restructured. The factors contributing to this belief include lower-than-anticipated revenues in 2005, costs associated with the Merger and cash payment requirements under the Notes, which will be subject to potential demand for payment in full by the holder(s) thereof on and after November 16, 2005. If our cash resources become insufficient to meet our obligations as they become due, which they will if repayment of any significant portion of the Notes is demanded and may even in the absence of such a demand, our business and future prospects would be seriously harmed and our ability to operate the business and complete the merger could be jeopardized. The Merger is subject to numerous conditions, including the approval of our stockholders, that could considerably delay or even prevent its completion, and there is no assurance that we will be able to obtain additional financing under our existing bank credit facility or otherwise. The requirements we must meet in order to obtain financing under our bank credit facility became more stringent in July 2005, and we presently anticipate being unable to meet the new requirements for the foreseeable future. In order to obtain financing from any other source, we would be required to obtain the approval of both the Vector Capital portfolio company with which we have agreed to merge (provided that the Merger Agreement remains in full force and effect) and the holder(s) of the Notes.  There can be no assurance that our obligations under the Notes or other significant financial obligations will be restructured.

If the Merger is not consummated, we will be required to raise additional funds, and we may be unable to do so on terms acceptable to us or at all. Our ability to obtain debt or equity funding would depend on a number of factors, including restrictive covenants contained in our current convertible note agreement and credit facilities, market conditions, our operating performance and investor interest. If adequate additional funding were not available to us, we would have insufficient working capital to continue executing our current business plan. Even if additional funding were available to us, our indebtedness and debt service obligations could continue to increase our vulnerability to general adverse economic and industry conditions, limit our flexibility in planning for, or reacting to, changes in our business and the industry in which we compete, and place us at a competitive disadvantage to less leveraged competitors and those with better access to capital resources.

In October 2005, we inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005.  Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days.  We made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005.  The event of default permits each noteholder to require us to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to us notice of such redemption, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice.  If all of the noteholders elect such redemption, we will be obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest.  The accelerated repayment of all or any significant portion of such amount would leave us with insufficient working capital to conduct its business, and we do not presently have sufficient cash to meet such an accelerated repayment obligation.

On October 25, 2005, we entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.

On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al , Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al , Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. We anticipate that similar actions may be filed in the future against some or all of the same defendants.

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

We renewed and amended our revolving credit facility during the June 2005. The facility is secured by substantially all of our owned assets. The primary financial covenant under the facility obligates us to maintain certain levels of available cash, cash equivalents, short-term investments and long-term investments (excluding equity investments). Falling below such levels would be an event of default for which the bank may, among other things, accelerate the payment of the facility. As of July 1, 2005, under the renewed and amended agreement, the requirements we must meet in order to continue to access the credit facility became more stringent.   We were not in compliance with these new requirements as of September 30, 2005, and we expect that we will be unable to meet the new requirements in future periods.

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

Due to our restructuring efforts and other significant recent events, we have experienced difficulties in retaining our staff. Specifically, in the quarter ended September 30, 2005, the Company’s General Counsel and Director of Accounting resigned, and neither position has subsequently been filled.  These or other staffing changes may impact our ability to prevent or detect material misstatements in or omissions from our financial statements or to perform the work necessary to obtain the auditors’ attestation report on our management’s assessment of our internal control over financial reporting required by SEC regulations issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to obtain the auditors’ attestation report that is required to be included in our Annual Report on Form 10-K for the year ended December 31, 2005, we will be unable to file a 10-K that conforms to SEC requirements, which would be a basis for delisting from Nasdaq in addition to potential adverse consequences under SEC regulations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2005 and December 31, 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended September 30, 2005 and 2004.

During the three months ended September 30, 2005 we did not borrow any funds on our revolving line of credit.  Interest is payable monthly at the bank’s prime rate with a floor minimum of 4.25% (6.75% annually as of September  30, 2005) and any outstanding principal is due in full in February 2006.  Additionally, we have two outstanding term loans and an equipment line of credit as of September 30, 2005. Interest on those loans are at the bank’s prime rate (6.75% as of September 30, 2005) and prime rate plus 1.25%.

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

Our cash, and cash equivalents, at cost, which approximates fair value, consisted of the following as of September 30, 2005 (in thousands, unaudited)

Fair value
Cash and certificates of deposits	$6,556
Money market	1,507
Total cash and equivalents	$8,063

Included in the table above in cash and cash equivalents are $2.0 million of non-current restricted cash.

Our cash and cash equivalents, at cost, which approximates fair value, consisted of the following as of December 31, 2004 (in thousands):

Fair value
Cash and certificates of deposits	$55,240
Money market	10,867
Total cash and equivalents	$66,107

Included in the table above in cash and cash equivalents are non-current restricted cash of $2.3 million.

Concentrations of Credit Risk

Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We maintain our cash and cash equivalents with two separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three and six months ended September 30, 2005, no one customer accounted for more than 10% of total revenue or accounts receivable.

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

We had no long-term equity investments in public and non-public companies as of September 30, 2005. There were not any “other than temporary write-down” during the three and six months ended September 30, 2005 related to long-term equity investments.

Item 4.  Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2005, the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

We reported three material weaknesses as of December 31, 2004 in our annual report on Form 10-K.  During the nine months ended September 30, 2005, in part to remediate those weaknesses, we implemented the following changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. We:

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

We believe that the corrective steps taken above have sufficiently remediated these material weaknesses.  However, the market for skilled accounting personnel is competitive, and due to the restructuring efforts and other significant recent events, we have experienced difficulties in retaining our staff. Specifically, in the quarter ended September 30, 2005, the Company’s General Counsel and Director of Accounting resigned, and neither position has subsequently been filled.  Although we believe previously-identified material weaknesses have been remediated, these or other staffing changes may impact our ability to prevent or detect material misstatements or omissions or to perform the work necessary to obtain the auditors’ attestation report on our management’s assessment of our internal control over financial reporting required by SEC regulations issued pursuant to Section 404 of the Sarbanes-Oxley Act of 2002. If we are unable to obtain the auditors’ attestation report that is required to be included in our Annual Report on Form 10-K for the year ended December 31, 2005, we will be unable to file a 10-K that conforms to SEC requirements, which would be a basis for delisting from Nasdaq in addition to potential adverse consequences under SEC regulations.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The three installment payments were made in February 2005, May 2005 and September 2005.

On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of our common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al , Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al , Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to the Company’s stockholders.  On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation.  In accordance with the Court’s order, plaintiffs’ consolidated amended complaint must be filed and served no later than December 5, 2005.  In addition, defendants must complete by December 5, 2005, their production of relevant documents responsive to the first request for production of documents that were served on defendants by plaintiff Kotovich on August 9, 2005 and plaintiff Goberville on August 31, 2005.

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

Item 4. Submission of Matters to a Vote of Security Holders

None

Item 5. Other Information

(a)           The information provided in Note 1, “Organization and Summary of Significant Accounting Policies—Convertible Note Agreements,” of the Notes to Condensed Consolidated Financial Statements is hereby incorporated by reference.

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

BROADVISION, INC.

Date: November 14, 2005	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2005	By:	/s/ William E. Meyer
William E. Meyer
Executive Vice President and Chief Financial Officer (Principal Financial Officer)