Form 10-K
period 2005-12-31
BROADVISION INC
filed 2006-06-09
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

(Mark one)
☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Year Ended December 31, 2005

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to
Commission File Number 0-28252
BROADVISION, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	94-3184303
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
585 Broadway, Redwood City, California (Address of principal executive offices)	94063 (Zip Code)
(650) 542-5100
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
None
Securities registered pursuant to Section 12(g) of the Act:
Common Stock, $.0001 par value
(Title of Class)

     Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐          No ☑
      Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.     Yes ☐          No ☑
      Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes ☑          No ☐
      Indicate by check mark if the disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.     Yes ☑
      Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Exchange Act Rule 12b-2.
Large accelerated filer ☐          Accelerated filer ☐          Non-accelerated filer ☑
      Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).     Yes ☐          No ☑
      As of June 30, 2005, based on the closing sales price as quoted by the Nasdaq, 27,434,559 shares of Common Stock, having an aggregate market value of approximately $33,470,162 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.
      As of March 15, 2006, the registrant had 69,024,991 shares of common stock outstanding.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2005
      References in this prospectus to “we”, “us” and “our” refer to BroadVision, Inc. and its subsidiaries. BroadVision, BroadVision One-To-One, iGuide, Interleaf and Interleaf Xtreme are our U.S. registered trademarks. Our common law trademarks (designated by tm) in the United States and other countries include BroadVision Commerce, BroadVision Content, BroadVision Deployment, BroadVision eMarketing, BroadVision Multi-Touchpoint, BroadVision Portal, BroadVision Process, BroadVision QuickSilver, BroadVision Search, Energizing e-Business, Click-to-Create, BroadVision Command Center, BroadVision Publishing Center, BroadVision Instant Publisher, and any of the registered marks that are not registered in the particular country where the mark is being used. Trademarks, service marks and trade names of other companies appearing in this prospectus are the property of their respective holders.

i

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995
      Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2005, constitute “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as “may”, “will”, “should”, “expect”, “intend”, “plan”, “anticipate”, “believe”, “estimate”, “predict”, “potential” or similar terms. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under “Risk Factors” and elsewhere in this document. These statements are only predictions based on our current expectations and projections about future events, and we cannot guarantee future results, levels of activity, performance or achievements.
      We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.
      Information regarding market and industry statistics contained in the “Business” section of this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.

ii

PART I

ITEM 1.	BUSINESS
Overview and Industry Background

Our Business
      We develop, market and support a suite of personalized self-service web applications that enable organizations to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners and customers. Our commerce and portal solutions help organizations rapidly increase revenues and reduce costs. As of December 31, 2005, we had licensed our products to more than 1,000 customers.

Corporate Information
      We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and we have incurred significant losses and had negative cash flows from operations. As of December 31, 2005, we had negative working capital and an accumulated deficit of approximately $1.2 billion. The majority of these accumulated losses to date have resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate.
      During 2004, we entered into a series of termination agreements to buy out of nearly all of our excess lease obligations. In November 2004, we issued $16 million in aggregate principal amount of senior subordinated secured convertible notes (the “Notes”). In November 2005, Honu Holdings, LLC, a Delaware limited liability company controlled by Dr. Pehong Chen, our Chairman, Chief Executive Officer, President and largest stockholder (“Honu”), acquired all Notes then outstanding. In December 2005, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006. The common shares issued to Honu, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen’s beneficial ownership interest in BroadVision to 58.7% of the total shares outstanding.
      In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at effective price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the price afforded to Dr. Chen in connection with the Notes cancellation transaction. Dr. Chen has waived any right to participate in the rights offering.
      In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we delivered to Nasdaq a notification of voluntary delisting of BroadVision common stock from the Nasdaq National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from Nasdaq stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on Nasdaq, and that we had until March 6, 2006 to regain compliance. Quotations for BroadVision common stock are currently available through the “Pink Sheets” (www.pinksheets.com) under the trading symbol “BVSN”, and we anticipate that such quotations will continue to be available. BroadVision common stock may also be quoted in the future on the OTC Bulletin Board operated by Nasdaq, provided that a market maker files the necessary application with the National Association of Securities Dealers and such application is cleared.
      Our principal executive offices are located at 585 Broadway, Redwood City, California 94063. Our telephone number is (650) 261-5100. Our website address is www.broadvision.com.

Overview
      BroadVision solutions help enable customers to rapidly increase revenues and reduce costs by moving business interactions and transactions to personalized self-service via the web. Our portal and commerce suites offer rich functionality out of the box and are easily configured for each customer’s e-business environment.
      Over 1,000 customers — including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Iberia L.A.E. and Vodafone — have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.
Industry Background
      E-Business has become an integral part of doing business and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving more business processes online. Achieving this goal is complicated by the proliferation of websites and rapid acquisition of e-business solutions that occurred during the Internet bubble years. This often resulted in systems that were poorly integrated into companies’ overall enterprise architecture, preventing companies from empowering end users to interact with back-end systems to accomplish their goals.
      By providing a way for enterprises to quickly assemble and deploy web-based business processes that tap into their resources, organizations can dramatically reduce the cost and improve the quality of interactions between employees, customers and business partners.
      A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing a self-service model, including online shopping and call center operations. This trend is especially evident over the past few years at airport check-in and photo-processing kiosks. In addition to accelerating the response time for the consumer, web-based self-service applications also enable organizations to collect valuable market research data about their customers.
BroadVision Solution
      BroadVision is unique in offering a self-service solution that tightly integrates portal and commerce on a single, secure, high performance framework that also enables advanced personalization and seamless integration to enterprise systems.
      The following are key capabilities of the BroadVision self-service suite:

•	Scalability — Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions.

•	Personalization — BroadVision’s advanced personalization technology, including session and event-based observations and transaction information, provide a better understanding of site visitors and allow our customers to dynamically tailor content to them.

•	Ease of use — BroadVision applications and tools are designed with graphical user interfaces that allow non-technical business managers to modify business rules and content in real time.

•	Unification — BroadVision’s robust self-service framework pre-integrates the technologies necessary to deploy content-rich, process-aware, user-centric portals, including data integration, business logic, process logic and user experience.

•	All-in-one solution — BroadVision provides a significant portion of needed functionality out-of-the-box. This accelerates time to value and reduces Information Technology cost and complexity.

•	Legacy integration — A comprehensive set of application programming interfaces (APIs) allows for rapid, seamless integration with a variety of legacy business systems such as Oracle, PeopleSoft, SAP and custom mainframe systems.

•	Secure transaction processing — BroadVision applications provide secure handling of a wide range of commercial and financial services transactions including order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with third-party products.

•	Multi-platform availability — BroadVision applications are optimized for a variety of hardware and software platforms including IBM AIX, Sun Solaris, Microsoft Windows NT and Hewlett-Packard’s HP-UX. Supported databases include Oracle, Sybase, Informix, IBM and Microsoft SQL Server. Supported application servers include WebLogic, WebSphere and SunOne. BroadVision also supports Open Source platforms, such as Linux with Jboss and Hypersonic.

•	Multilingual/multicurrency — BroadVision applications are global ready and designed to support multiple languages (Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages) and a wide range of currencies, including the euro.

Products

BroadVision Portaltm
      Connects visitors to personalized views of information, resources and business processes stored in diverse internal and external legacy information systems. Easy to use and manage, it supports collaborative business processes through self-serviced microsites.

BroadVision Commercetm
      Transacts the entire sales process from lead generation to sales execution to customer support and allows management of business-to-business and business-to-consumer channels through a single application. Delivers advanced personalization capabilities and easy-to-use catalog management tools.

BroadVision Processtm
      Transforms costly, people-intensive processes and collaborations into web-based self-service processes. Allows business analysts and technical staff to design and deploy solutions in days, not months, significantly reducing IT cost and accelerating time to implementation.
BroadVision Self-Service Extensions
      The following extensions build on the core functionality of BroadVision’s self-service applications:

BroadVision eMarketingtm
      Complements BroadVision Commerce with closed-loop campaign management. Makes it easy to segment prospects and customers and deliver personalized, relevant and timely offers via web, e-mail or both. Integrated reporting automatically gathers and presents the information organizations need to discover the marketing approach that works best.

BroadVision Shopping Servicestm
      Gives BroadVision Portal customers basic shopping cart and checkout capabilities to sell goods or services while still maintaining control and building value on one portal infrastructure. It is an extension of rather than a replacement for BroadVision Commerce.

BroadVision Content Servicestm
      Provides a simple, direct way for non-technical users to manage content and helps organizations deliver accurate, targeted content in a scalable, cost-effective way. Content Services empowers business users with easy-to-use content creation tools, while providing secure access controls, role-based user interfaces and version controls.

BroadVision QuickSilver®tm
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

BroadVision Staging Servicestm
      Simplifies the process of moving content from multiple systems to the production environment. Reduces the cost of managing BroadVision application assets and improves process standardization for enterprise staging initiatives.

Product Bundles
      BroadVision also offers the following product bundles:

•	TAS (Total Agility Suite) is a risk-free introduction to BroadVision Process. It includes a 60-day BroadVision Process software license (Designer, Developer and Server Editions) and the necessary training and specialized services to develop a mutually agreed upon web-based self-service business process. Customers purchase the bundle, or the license expires, after the 60-day trial.

•	PAS (Portal Agility Suite) is a pre-integrated product bundle that includes BroadVision Portal, BroadVision Process and selected BroadVision Content Services; an all-in-one solution that makes it easier (through BroadVision Process) to keep pace with changing business requirements.

•	CAS (Commerce Agility Suite) is a pre-integrated product bundle that includes BroadVision Commerce, BroadVision eMarketing, BroadVision Process and selected BroadVision content services; an all-in-one commerce solution that makes it easier (through BroadVision Process) to keep pace with changing business requirements.
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
      In addition, we use other widely accepted standards in developing our products, including Web Services, Structured Query Language (SQL) for accessing relational database management systems; Common Gateway Interface (CGI) and Hypertext Transfer Protocol (HTTP) for web access; Netscape Application Programming Interface (NAPI) for access to Netscape’s web servers; Secure Socket Layer (SSL) for secure transmissions over networks; and the RC2 and MD5 encryption algorithms supplied by RSA Security.
      Our applications can be operated in conjunction with relational database management systems provided by IBM Corporation, Informix, Microsoft, Oracle and Sybase. Supported application servers include WebLogic, WebSphere, SunOne and JBoss.

Support for Open Source
      BroadVision Process and BroadVision Portal give organizations the option of running on a commercially available technology stack described above or on an open source stack. While our commitment to commercial platforms has not changed, we recognize that our customers are adopting Open Source as a platform because of its total cost of ownership and runtime benefits.
Alliances
      We recognize that today’s organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a team of best-of-breed partners with the skills, services and value-added products necessary to develop, market, sell and deliver the most competitive web-based self-service solutions available.

Consulting Partners
      BroadVision’s systems integration and consulting services partners deliver strategic business solutions to companies. These partners offer global deployment experience, strong vertical market expertise, and process-based solutions. Our contractual agreements with these consulting partners motivate them to build a development expertise in BroadVision’s technology and sell our products and services to potential customers, thus enabling us to extend the reach of our products and/or services. Revenue generated from consulting partners in recent years has not been significant.

Technology/ OEM Partners
      BroadVision’s technology partners include Value-Added Resellers (VAR) and Independent Software Vendors (ISV) who build and deploy BroadVision-based vertical and horizontal software solutions. Our goal is to create value-added solutions that address a customer’s specific business and IT goals. In addition, technology partners include distributors who are authorized representatives that market, distribute, resell and support BroadVision’s products and services or application service providers who develop, host and support value-added application solutions based on our technology. The contracts that govern our relationships with these partners are generally terminable by either party upon 30 to 90 days notice. In most cases, technology/ OEM partners license our products to users under the terms of a reseller or distribution agreement. Revenue generated from technology/ OEM partners in recent years has not been significant.
Services
      BroadVision provides a full spectrum of global services to contribute to the success of our customers, including business consulting services, implementation services related to our software and related software, migration and performance services and ongoing training and support.

Consulting Services
      BroadVision Global Services (BVGS) provides strategic services that help customers achieve maximum business value from their BroadVision applications and implementation services that ensure rapid deployment. BVGS leverages a global network of certified professionals to provide customers with high value at low cost. Our comprehensive migration services, including migration planning and optimization, provide a cost effective approach to migration and protect our customers’ investment in critical business applications.

Education Services
      Coursework is available for Content Managers, Technical Developers and System Administrators through BroadVision Education Services. Customers and partners can arrange for on-site programs, which keep employees at the office, or take advantage of regularly scheduled public courses at BroadVision locations.

Support and Maintenance Services
      BroadVision offers a tiered support and maintenance program to better serve the needs of our worldwide customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases (as necessary) and product enhancements (when and if available).
Customers
      BroadVision customers have achieved significant business value by moving interactions and transactions to web-based self service.
      As of December 31, 2005, we had licensed our products to over 1,000 end-user customers and partners. During each of the years ended December 31, 2005, 2004 and 2003, no customer accounted for more than 10% of our total revenues.
      BroadVision’s software is deployed in all major industry groups, including financial services, government, healthcare, manufacturing, retail and telecommunications. Customers include U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Iberia L.A.E., Vodafone, Xerox, CIBC, ENI, U.S. Postal Service, Infineon, Merck Medco, HP Shopping and KPN N.V.
Sales and Marketing
      We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/ Pacific. On December 31, 2005, our direct sales organization included 29 sales representatives, managers and sales support personnel.
      We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas sales and marketing organizations, offices located in the United States are in California and Massachusetts.
      Sales and marketing offices for our Europe region are located in France, Germany, Italy, the Netherlands, Spain, Sweden, Switzerland and the United Kingdom.
      Our sales and marketing offices in the Asia Pacific/ Japan/ India/ Middle East region are located in India and Japan.
      Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our self-service web applications capabilities at the prospect’s site, followed by one or more detailed technical reviews. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the solution. Our global services organization helps customers to design, develop and deploy their e-business solutions.
      As of December 31, 2005, 8 employees were engaged in a variety of marketing activities, including product planning, marketing material development, managing press coverage and other public relations, identifying potential customers, attending trade shows, seminars and conferences, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.
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
Competition
      If we fail to compete successfully with current or future competitors, we may lose market share. The market for self-service web applications is rapidly evolving and intensely competitive. Our customers’ requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist and increase in the future. Our primary competition currently includes:

•	in-house development efforts by prospective customers or partners;

•	other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as Art Technology Group, BEA, IBM Corporation, Microsoft, Oracle, SAP and Vignette; and

•	web content developers that develop custom software or integrate other application software into custom solutions.
      The principal competitive factors affecting the market for our products are:

•	depth and breadth of functionality offered;

•	personalization and other features;

•	integration of portal applications and framework;

•	availability of knowledgeable developers;

•	time required for application deployment;

•	reliance on industry standards;

•	product reliability;

•	proven track record;

•	scalability;

•	maintainability;

•	product quality;

•	price; and

•	technical support.
      Compared to us, many of these competitors and other current and future competitors have longer operating histories and significantly greater financial, technical, marketing and other resources. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies can use their greater name recognition and more extensive customer base to gain market share. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers and may require us to reduce the price of our products.

Intellectual Property and Other Proprietary Rights
      Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998 and expiring in August 2015, on elements of the BroadVision One-To-One Enterprise product, which covers e-commerce operations common in today’s web business. We also hold a U.S. patent, issued in November 1996 and expiring in February 2014, acquired as part of the Interleaf acquisition, on the elements of the extensible electronic document processing system for creating new classes of active documents. The patent on active documents (associating procedures to elements of an electronic document) is fundamental and hard to avoid by some modern document processing systems. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.
      We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered “BroadVision”, “BroadVision One-To-One”, “iGuide” and “Interleaf” as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.
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
Employees
      As of December 31, 2005, we employed a total of 181 full-time employees, of whom 114 are based in North America, 52 in Europe and 15 in Asia. Of these full-time employees, 37 are in sales and marketing, 51 are in product development, 71 are in global services and client support, and 22 are in finance, administration and operations.
      We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.
Executive Officers
      Our executive officers and their ages as of December 31, 2005 are as follows:

Name	Age	Position

Pehong Chen	48	Chairman of the Board, Chief Executive Officer and President
William E. Meyer	44	Executive Vice President and Chief Financial Officer
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
      William E. Meyer served as our Executive Vice President and Chief Financial Officer from April 2003 until his resignation, which was effective as of June 2, 2006. Prior to joining BroadVision, Mr. Meyer was Chief Financial Officer of Mainsoft Corporation, a leading global publisher of cross-platform development software. Before Mainsoft, he held several senior finance positions with Phoenix Technologies, a multi-national system software company, including Chief Financial Officer and Executive Vice President of inSilicon Corporation, a leading developer of semiconductor intellectual property that was spun-off from Phoenix. Prior to his tenure at Phoenix, Meyer held senior finance positions at Spectrum HoloByte/ Microprose, SBT Accounting Systems and Arthur Andersen & Co.

ITEM 1A.	RISK FACTORS
      The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may impair our business operations. If any of the following risks actually occur, our business could be harmed. In that event, the trading price of our common stock could decline.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of BroadVision common stock.
      Since 2000, we have incurred substantial net operating losses and have not achieved positive cash flows from operations. For the year ended December 31, 2005, we had a net loss of $39.0 million. As of December 31, 2005, we had an accumulated deficit of approximately $1.2 billion.
      Given our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and/or negative cash flows. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenue, we will not be able to achieve or sustain operating profitability on a consistent basis, if at all. We are continuing efforts to reduce and control our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including unplanned uses of cash, the inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate our business.
      Our failure to operate profitably or control negative cash flows on a quarterly or annual basis could harm our business and the value of BroadVision common stock. If the negative cash flow continues, our liquidity and ability to operate our business would be severely and adversely impacted. Additionally, our ability to raise financial capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

We face liquidity challenges and may need additional near-term financing.
      We face liquidity challenges. We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees due going concern issues, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. No adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern. If unanticipated events or circumstances occur, the Company may be required to seek additional capital and/or further reduce spending, which could have a material adverse effect on the Company’s ability to achieve its business objectives and continue as a going concern. However, we currently do not have any bank loan agreement or other similar financing arrangement in place that would entitle us to borrow additional funds, and there can be no assurance that we will be able to generate sufficient cash from ongoing operations, the pending rights offering or from any other source in order to fund our future working capital requirements.
      We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

Our management identified a material weakness in the effectiveness of our internal control over financial reporting as of December 31, 2005 and restated our historical operating results, and we cannot assure you that additional material weaknesses will not be discovered or additional restatements will not be made in the future.
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, and this assessment identified one material weakness. Further, we restated our operating results for the year ended December 31, 2004, due to the subsequent determination that an embedded derivative existed in our convertible notes that should have been separately accounted for as a liability.
      As of December 31, 2005, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to make the restatement described above. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
      As our future staffing is dependent upon filling open positions and retaining existing employees, we are currently unable to determine when this material weakness will be fully remediated. In June 2006 William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Mr. Meyer’s departure compounds our staffing needs and will increase the time it will take to fully remediate this material weakness. The market for skilled accounting personnel is competitive and we may have difficulty in retaining our staff due to (1) our efforts to restructure our operations by reducing our workforce and other cost containment activities and (2) the uncertainty created by the recent execution and subsequent termination of our merger agreement with an affiliate of Vector Capital Corporation. Our inability to staff the department with competent personnel with sufficient training may affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Inferior internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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
      Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, our revenues declined 22%, 23% and 18%, respectively, as compared to the previous fiscal year quarters. In the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, our revenues declined 8%, 7% and 15%, respectively, as compared to the same quarterly periods in the prior fiscal year. If our revenues, operating results, earnings or future projections are below the levels expected of securities analysts or investors, our stock price is likely to decline.
      We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	market acceptance of new products;

•	the mix of products sold by us;

•	changes in our pricing policies or our competitors;

•	changes in our sales incentive plans;

•	the budgeting cycles of our customers;

•	customer order deferrals in anticipation of new products or enhancements by us or our competitors or because of macro-economic conditions;

•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;

•	product life cycles;

•	changes in strategy;

•	seasonal trends;

•	the mix of distribution channels through which our products are sold;

•	the mix of international and domestic sales;

•	the rate at which new sales people become productive;

•	changes in the level of operating expenses to support projected growth;

•	increase in the amount of third party products and services that we use in our products or resell with royalties attached;

•	fluctuations in the recorded value of outstanding common stock warrants that will be based upon changes to the underlying market value of BroadVision common stock;

•	the timing of receipt and fulfillment of significant orders; and

•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.
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
      A significant proportion, generally over 40%, of our sales are concentrated in the last month of each fiscal quarter. Gross margins are high for our license transactions. Customers and prospective customers may use these conditions in an attempt to obtain more favorable terms. While we endeavor to avoid making concessions that could result in lower margins, the negotiations often result in delays in closing license transactions. Small delays in a relatively small number of license transactions could have a significant impact on our reported operating results for that quarter.

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.
      We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003 and 337 at the end of 2004. On June 29, 2005, our Board of Directors approved a business restructuring plan, which included a reduction in headcount by an additional 63 employees. On December 31, 2005, we had 181 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management’s attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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
      To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting, training and retaining sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and take time to achieve full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire and retain sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, under which partners have agreed to resell and support our current BroadVision product suite. These contracts are generally terminable by either party upon 30 days’ notice of an uncured material breach or for convenience upon 90 days’ notice prior to the end of any annual term. Termination of any of these alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to maintain and expand our direct sales force or other distribution channels, our revenues may not grow or they may decline. Revenue generated from third-party distributors in recent years has not been significant.

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
      Our relationships with third-party systems integrators who deploy our products have been a key factor in our overall business strategy, particularly because many of our current and prospective customers rely on integrators to develop, deploy and manage their online marketplaces. Our efforts to manage our relationships with systems integrators may not succeed, which could harm our ability to achieve our business plan due to a variety of factors, including:

•	Systems integrators may not view their relationships with us as valuable to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.

•	Under our business model, we often rely on our system integrators’ employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or inadequate.

•	Systems integrators may attempt to market their own products and services rather than ours.

•	Our competitors may have stronger relationships with our systems integrators than us and, as a result, these integrators may recommend a competitor’s products and services over ours.

•	If we lose our relationships with our systems integrators, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.
      We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2005, approximately 43% of our revenues were derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.
      As we rely heavily on our operations outside of North America, we are subject to significant risks of doing business internationally, including:

•	difficulties in staffing and managing foreign operations and safeguarding foreign assets;

•	unexpected changes in regulatory requirements;

•	export controls relating to encryption technology and other export restrictions;

•	tariffs and other trade barriers;

•	difficulties in staffing and managing foreign operations;

•	political and economic instability;

•	fluctuations in currency exchange rates;

•	reduced protection for intellectual property rights in some countries;

•	cultural barriers;

•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and

•	potentially adverse tax consequences.
      Management of international operations presents special challenges, particularly at our reduced staffing levels. For example, in December 2005, an inappropriate transfer of approximately $60,000 was made from our bank account in Japan to a consulting services provider affiliated with two officers of our Japan subsidiary without the approvals required under our internal control policies. Although this transfer was later detected, the funds were recaptured and the services of the Japan subsidiary officers involved were terminated, we face the risk that other similar misappropriations of assets may occur in the future.
      In addition our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and system integrators. Even if we are able to successfully expand our international operations, we may not succeed in maintaining or expanding international market demand for our products.

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
      Many of our competitors have significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitors’ prices or price reductions, and we may fail to win customers that choose to purchase an information technology solution as part of a broader software and services package. As a result, we may be unable to compete successfully with current or new competitors.

Our success and competitive position will depend on our ability to protect our proprietary technology.
      Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998, on elements of the BroadVision platform, which covers electronic commerce operations common in today’s web business. We also hold a U.S. patent, issued in November 1996, acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. It is also possible that third parties may claim we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.
      We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered “BroadVision”, “iGuide”, “BroadVision Self-Service Suite”, “BroadVision Process”, “BroadVision Commerce”, “Broadvision Portal”,

“BroadVision Content” and “Interleaf” as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.
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
      If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including Open SSL and public key cryptography technology featuring the major encryption algorithms RC2 and MDS, to provide the security and authentication necessary to effect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.

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
      Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry “key person” life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business and the uncertainty created by the recent execution and subsequent termination of our merger agreement with an affiliate of Vector has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

Limitations on the online collection of profile information could impair the effectiveness of our products.
      Online users’ resistance to providing personal data, and laws and regulations prohibiting use of personal data gathered online without express consent or requiring businesses to notify their web site visitors of the possible dissemination of their personal data, could limit the effectiveness of our products. This in turn could adversely affect our sales and results of operations.
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
      In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers’ ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

We may not have adequate back-up systems, and natural or manmade disasters could damage our operations, reduce our revenue and lead to a loss of customers.
      We do not have fully redundant systems for service at an alternate site. A disaster could severely harm our business because our service could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which reside on or near known earthquake fault zones. Although these systems are designed to be fault tolerant, they are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. In addition, our facilities in California could be subject to electrical blackouts if California faces another power shortage similar to that of 2001. Although we do have a backup generator that would maintain critical operations, this generator could fail. We also have significantly reduced our workforce in a short period of time, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers’ business, loss of data, and loss of customer confidence.

Risks related to BroadVision common stock

Our stock price has been highly volatile.
      The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and May 1, 2006. On May 1, 2006 the closing price of BroadVision common stock was $0.49 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;

•	announcements of technological innovations;

•	announcements of new software or services by us or our competitors;

•	changes in financial estimates by securities analysts;

•	general economic conditions; or

•	other events or factors that are beyond our control.
      In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of the prospects of Internet or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of BroadVision common stock. In the past, following declines in the market price of a company’s securities, securities class action litigation, such as the class action lawsuits filed against us and certain of our officers and directors in early 2001, has often been instituted against that company. Litigation could result in substantial costs and a diversion of management’s attention and resources.

ITEM 2.	PROPERTIES
      We lease approximately 154,000 square feet of office space, of which approximately 76% is in the United States. We occupy or sublease in excess of 90% of our leased office space.
      At our headquarters, located in Redwood City, California, we occupy approximately 30,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. Additional leased domestic facilities include offices located in Bellevue, WA, McLean, VA, New York, NY and Waltham, MA, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Paris, France; Ismaning, Germany; Reading, UK; Houten, Netherlands; Madrid, Spain; Milan, Italy; Japan; and India.
      We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available to accommodate any necessary or currently anticipated expansion of our operations.

ITEM 3.	LEGAL PROCEEDINGS
      We are subject to various claims and legal actions arising from time to time in the ordinary course of business. In the opinion of management, after consultation with legal counsel, we have adequate defenses for each of the claims and actions, and we do not expect their ultimate disposition to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition.

      On June 10, 2004, Metropolitan Life Insurance Company (“MetLife”) filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that we were liable for unlawful detainer of premises leased from MetLife. MetLife thereafter filed a First Amended Complaint alleging that we no longer held possession of the premises but were in breach of the lease. In February 2005, we and MetLife reached agreement and executed documents regarding a settlement of the pending lawsuit under which we paid MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. The three installment payments were made in February, May and September 2005.
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
      On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of BroadVision common stock and each filed in California Superior Court for the county of San Mateo. These complaints were captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al. , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al., Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al., Civ 448519. Each claim named our directors and us as defendants, and each alleged that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint sought, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to our stockholders. On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation. In light of the termination of the merger agreement with an affiliate of Vector Capital Corporation (“Vector”) in November 2005, the plaintiffs in the four above entitled actions agreed to dismiss, without prejudice, their complaints against our directors and us on December 9, 2005.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      On July 25, 2005, we entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Bravo Holdco (“Bravo Holdco”), a newly formed exempted company with limited liability incorporated under the laws of the Cayman Islands and wholly owned subsidiary of Vector, and Bravo Merger Sub, LLC, a newly formed Delaware limited liability company and wholly owned subsidiary of Bravo Holdco. Under the terms of the Merger Agreement, the holders of shares of BroadVision common stock that were outstanding immediately prior to the consummation of the merger (the “Merger”) were to receive $0.84 in cash for each share of common stock at the time of the consummation of the Merger. The consummation of the Merger was conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of BroadVision common stock and other closing conditions. A proxy card and proxy statement describing the terms of the Merger Agreement were mailed in September 2005 to stockholders of record as of September 16, 2005, with a special meeting date set for October 12, 2005. The special meeting was adjourned several times in an effort to achieve a quorum. Although over 90% of the shares present in person or by proxy were in favor of the Merger Agreement, a quorum necessary to hold the stockholders’ meeting at which a vote to approve the Merger Agreement would be taken was not achieved. The Merger Agreement was terminated in November 2005.
PART II

ITEM 5.	MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
      Until our delisting on March 8, 2006, our common stock had been quoted on the Nasdaq National Market under the symbol “BVSN.” The following table shows high and low sale prices per share of our common stock as reported on the Nasdaq National Market:

	High	Low

Fiscal Year 2005
First Quarter	$2.84	$1.62
Second Quarter	1.94	1.06
Third Quarter	1.42	0.81
Fourth Quarter	0.83	0.32
Fiscal Year 2004
First Quarter	9.05	4.28
Second Quarter	6.87	2.92
Third Quarter	4.35	2.10
Fourth Quarter	3.13	2.05
Fiscal Year 2003
First Quarter	4.80	3.43
Second Quarter	7.95	3.66
Third Quarter	7.22	4.50
Fourth Quarter	5.89	4.06
      As of March 15, 2006, there were 1,985 holders of record of BroadVision common stock. On March 3, 2006, our Board of Directors approved the voluntary delisting of BroadVision common stock from the Nasdaq National Market. Accordingly, we requested the delisting of BroadVision common stock in a letter to the Nasdaq Stock Market (“Nasdaq”) dated March 3, 2006, and the delisting was effective prior to the opening of trading on Wednesday, March 8, 2006. On May 1, 2006, the last sale price reported on the Pink Sheets® for BroadVision common stock was $0.49 per share.
      We have never declared or paid cash dividends on our common stock and our credit facility with our commercial lender contained certain covenants that may limit our ability to pay cash dividends.
      During the year ended December 31, 2005, we entered into the following agreement relating to the sale of unregistered securities:

•	On December 20, 2005, we entered into an agreement with Honu to cancel the convertible note debt obligations held by Honu in exchange for approximately 34,500,000 shares of BroadVision common stock. The transaction was consummated in March 2006, and we issued the common shares in reliance on Section 4(2) of the Securities Act. In connection with the issuance of shares to Honu, we entered into a registration rights agreement with Honu, pursuant to which we agreed to prepare and file a registration statement registering the resale of the shares of BroadVision common stock issued to Honu on commercially reasonable terms.
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
      The following table provides certain information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2005.
Equity Compensation Plan Information

			Number of Securities
			Remaining Available
	Number of Securities		for Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding
	Outstanding Options,	Outstanding Options,	Securities Reflected in
	Warrants and Rights	Warrants and Rights	Column (a))
Plan Category	(a)	(b)	(c)

Equity compensation plans approved by security holders(1)	4,469,745	$20.63	3,498,794
Equity compensation plans not approved by security holders(2)	587,838	16.70	2,741,744

Total	5,057,583	$20.17	6,240,538

(1)	Includes the following: Incentive Plan, Employee Stock Purchase Plan, 1993 Interleaf Stock Option Plan and 1994 Interleaf Employee Stock Option Plan.

(2)	Includes the following: the 2000 Non-Officer Equity Incentive Plan (the “2000 Non-Officer Plan”) and non-plan grants.

ITEM 6.	SELECTED CONSOLIDATED FINANCIAL DATA
      The selected consolidated financial data set forth below has been restated to reflect adjustments that are further discussed in the “Restatement” note in Item 7, “Management’s Discussion and Analysis,” below, and in Note 1 “Restatement” to our consolidated financial statements included in Part II Item 8 “Financial Statements and Supplementary Data” of this Form 10-K. The information below is derived from our consolidated financial statements and should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations”, the Consolidated Financial Statements of BroadVision and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

	Years Ended December 31,

	2005	2004	2003	2002	2001

	(Restated)(1)
	(In thousands, except per share amount)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$14,721	$26,883	$30,230	$40,483	$101,480
Services	45,400	51,121	57,851	75,415	146,943

Total revenues	60,121	78,004	88,081	115,898	248,423
Cost of revenues:
Cost of software licenses	(38)	1,303	2,561	8,144	9,895
Cost of services	21,931	24,978	25,708	38,898	97,639

Total cost of revenues	21,893	26,281	28,269	47,042	107,534

Gross profit	38,228	51,723	59,812	68,856	140,889
Operating expenses:
Research and development	13,831	18,024	21,067	41,432	78,677
Sales and marketing	16,208	27,340	26,394	48,918	139,799
General and administrative	9,479	9,538	9,790	16,288	42,311
Litigation settlement costs	—	—	4,250	—	—
Goodwill and intangible amortization	—	—	886	3,548	211,216
Charge for acquired in-process technology	—	—	—	—	6,418
Impairment of assets	—	—	—	3,129	—
Impairment of goodwill and other intangibles	31,368	—	—	—	336,379
Restructuring (credit) charge	(462)	(23,545)	35,356	110,449	153,284
Business combination charge	2,817	—	—	—	—

Total operating expenses	73,241	31,357	97,743	223,764	968,084

Operating income (loss)	(35,013)	20,366	(37,931)	(154,908)	(827,195)
Other income (expense), net	(6,564)	(2,109)	2,899	(8,011)	(6,928)

Income (loss) before income taxes	(41,577)	18,257	(35,032)	(162,919)	(834,123)
Income tax benefit (provision)	2,611	309	(439)	(7,603)	(2,136)

Net income (loss)	$(38,966)	$18,566	$(35,471)	$(170,522)	$(836,259)

Net income (loss) per share:
Basic earnings (loss) per share	$(1.14)	$0.55	$(1.08)	$(5.32)	$(27.20)

Shares used in computation — basic earnings (loss) per share	34,228	33,539	32,800	32,036	30,748

Diluted earnings (loss) per share	$(1.14)	$0.54	$(1.08)	$(5.32)	$(27.20)

Shares used in computation — diluted earnings (loss) per share	34,228	34,321	32,800	32,036	30,748

	As of December 31,

	2005	2004	2003	2002	2001

	(Restated)(1)
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$4,849	$41,851	$78,776	$77,386	$75,758
Working capital (deficit)	(35,872)	(20,273)	748	5,616	67,165
Total assets	49,942	144,653	195,082	240,136	392,417
Debt and capital leases, less current portion	—	4,227	969	1,945	2,922
Accumulated deficit	1,225,075	1,186,109	(1,204,675)	(1,169,204)	(998,682)
Total stockholders’ equity (deficit)	(9,723)	28,341	7,950	41,633	203,147

(1)	Certain information presented above has been restated for 2004. See Item 7. Managements Discussion and Analysis of Financial Condition and Results of Operations, below.

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
      You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. In addition to the historical consolidated information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the “safe harbor” created by those sections. These forward-looking statements are generally identified by words such as “expect”, “anticipate”, “intend”, “believe”, “hope”, “assume”, “estimate”, “plan”, “will” and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors. Factors that could cause or contribute to differences include those discussed below and elsewhere in this Form 10-K, particularly in Item 1A, “Risk Factors.” We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.
      Certain information presented below has been restated for fiscal year 2004. See Note 1 to the Notes to our Consolidated Financial Statements. This discussion and analysis gives effect to the restatement. Because the restatement for such periods is included in this Report on Form 10-K, the Company does not anticipate amending its quarterly reports on Form 10-Q for the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005.
Overview
      BroadVision solutions are designed to help customers increase revenues and reduce costs by moving interactions and transactions to personalized self-service via the web. Our integrated self-service application suite — including process, commerce, portal and content — offers rich functionality out of the box, and is easily configured for each customer’s e-business environment.
      Over 1,000 customers — including U.S. Air Force, Lockheed Martin, Netikos, Circuit City, Iberia L.A.E. and Vodafone — have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.
      Worldwide demand for enterprise software has declined significantly over the past several years. The decline in venture capital spending has resulted in fewer new companies with funding to, among other things, build an on-line business. Established companies have scaled back, delayed or cancelled web-based initiatives. As a result of these reasons and others, in particular the selling challenges created by our deteriorating financial condition, we have seen significant declines in our revenue over the past five fiscal years.

      Our objective is to further our position as a global supplier of web-based, self-service applications. This will require us to continue to build new functionality into our applications that offer our customers a compelling value proposition to license our products rather than design and build custom solutions.
      We generate revenue from fees for licenses of our software products, and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs utilized by the machine on which the product is installed. Payment terms are generally 30 days from the date the products are delivered, the maintenance contract is booked or the consulting services are provided.
      From 2001 to date, we have incurred significant losses and negative cash flows from operations. In fiscal years 2004 and 2005, we incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. See further discussion under “Background and Recent Events” below. Although we believe that cash flows will be benefited in future periods by a number of these events, we make no assurance about our ability to generate profits or positive cash flows in future periods.
      We strive to anticipate changes in the demand for our services and aggressively manage our labor force appropriately. Through our budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process is intended to allow us to adjust our cost structures to changing market needs, competitive landscapes and economic factors. Our emphasis on cost control helps us manage our margins even if revenues generated fall short of what we anticipated.
Background and Recent Events
      During the third and fourth quarters of 2004 and the first quarter of 2005, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash buyout payments of $20.7 million in 2004 and $25.0 million in 2005. In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of BroadVision common stock at an exercise price of $5.00 per share, which became exercisable in August 2005. As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in January 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the start of the lease term. This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the current restructuring accrual as of December 31, 2005.
      In November 2004, we entered into a definitive agreement for the private placement of the Notes that were convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share. The Notes bore interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. Payments of future principal and interest could have been made in either cash or, upon satisfaction of various conditions set forth in the Notes, shares of BroadVision common stock. However, because we did not satisfy the conditions required to make payments in stock, we were required to use cash to satisfy our payment obligations under the Notes. Certain principal payments that were due in the quarters ended September 30, 2005 and December 31, 2005, were deferred at the election of the investors for a period of 18 months under the terms of the Notes.
      In October 2005, we inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005. Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days. We made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005. The event of default permitted each noteholder to require us to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to us notice of such redemption, which redemption was required under the Notes to be paid within five business days after receipt of such redemption notice. If all of the noteholders had elected such redemption, we would have been obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest. The accelerated repayment of all or any significant portion of such amount would have left us with insufficient working capital to conduct our business, and we did not have sufficient cash to meet such an accelerated repayment obligation. On October 25, 2005, we entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005. During the quarter ended December 31, 2005, we recorded a charge of $2.6 million in our Consolidated Statement of Operations, which represented the 20% increase in the redeemable debt premium.
      In November 2005, the Notes were purchased by Vector Capital III, L.P. (“Vector III”), an entity affiliated with Vector Capital Corporation (“Vector”), and subsequently on November 18, 2005, the Notes were in turn purchased by Honu Holdings, LLC, a Delaware limited liability company controlled by Dr. Pehong Chen, our Chief Executive Officer and largest stockholder. See further discussion below. Certain principal payments that were due in the quarters ended September 30, 2005 and December 31, 2005, were deferred at the election of the investors for a period of eighteen months under the terms of the Notes.
      On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce. We recorded severance charges of approximately $443,000 and $627,000 in the three-month periods ended September 30 and June 30, 2005, respectively.
      On July 25, 2005, we entered into the Merger Agreement with Bravo Holdco and Bravo Merger Sub, LLC. Under the terms of the Merger Agreement, the holders of shares of BroadVision common stock that were outstanding immediately prior to the consummation of the Merger were to receive $0.84 in cash for each share of common stock at the time of the consummation of the Merger. The consummation of the Merger was conditioned upon, among other things, the adoption of the Merger Agreement by the holders of a majority of the outstanding shares of BroadVision common stock and other closing conditions. Although over 90% of the shares present in person or by proxy were in favor of the Merger Agreement, a quorum necessary to hold the stockholders’ meeting at which a vote to approve the Merger Agreement would be taken was not achieved, and therefore, in November 2005, we and Vector announced mutual termination of the Merger Agreement. In connection with the termination and pursuant to the Merger Agreement, we made a $989,666 expense reimbursement payment to a Vector subsidiary on January 17, 2006. In the three-month period ended December 31, 2005, we recorded a charge of approximately $1.8 million for costs associated with the proposed Merger and the termination of the Merger Agreement, all of which was paid in January 2006.
      In November 2005, Honu acquired all Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve us from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006. The common share issuance, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen’s ownership interest in BroadVision to approximately 59% of the total shares outstanding.
      In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at effective price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to Dr. Chen in connection with the Notes cancellation. Dr. Chen has waived any right to participate in the rights offering. Under the terms of the offering, each common stockholder as of December 20, 2005 will have the right to purchase approximately 5.9 shares of common stock for each common share then held. The rights offering will be made only by means of a prospectus, a preliminary copy of which was filed with the Securities and Exchange Commission as part of a registration statement on February 3, 2006.

      In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we delivered to Nasdaq a notification of voluntary delisting of BroadVision common stock from the Nasdaq National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from Nasdaq stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on Nasdaq, and that we had until March 6, 2006 to regain compliance. Quotations for BroadVision common stock are currently available through the “Pink Sheets” (www.pinksheets.com) under the trading symbol “BVSN”, and we anticipate that such quotations will continue to be available.
      In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen will serve as Chief Financial Officer on an interim basis until a permanent replacement is hired.
      In the quarter ended September 30, 2005, we recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of September 30, 2005, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to the our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, we estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, we obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2005, we performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2005.
      We have maintained various credit facilities with a commercial lender:

•	During the three years ended December 31, 2005, we maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender. In June 2005, we entered into a $20 million renewed and amended loan and security agreement with the lender that made more stringent the requirements we must meet in order to access the credit facility. We were not in compliance with these new requirements as of December 31, 2005, and the loan and security agreement expired in February 2006. The agreement required us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At December 31, 2004, $20.0 million was outstanding under the line of credit. As of December 31, 2005, there was no outstanding balance on the line of credit. Borrowings bear interest at the bank’s prime rate (7.25% as of December 31, 2005 and 5.25% as of December 31, 2004) plus up to 1.25% and were collateralized by all of our assets. Interest was due monthly and principal was due at the expiration in February 2006.

•	We have entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $389,000 are due in 2006. As of December 31, 2005, the entire balance of $389,000 was classified as currently due.

Restatement
      As discussed more fully in Note 5 to our Consolidated Financial Statements contained in Item 8 of this Form 10-K, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included an embedded derivative that should be valued under the provisions of SFAS 133. We had previously determined that convertible debentures were conventional under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.

      The following tables outline the effects of the restatements and amendments described above for the periods that have been previously reported (in thousands, except per share data).
      As of and for the Twelve Months Ended:

	December 31, 2004

	Previously
	Reported	Restated

Interest expense, net	$(228)	$(629)
Income (expense) from derivatives	$(753)	$(2,421)
Net income	$20,635	$18,566
Basic net income per share	$0.62	$0.55
Diluted net income per share	$0.60	$0.54
Total liabilities	$114,243	$116,312
Total stockholders’ equity	$30,410	$28,341
      As of and for the Three Months Ended:

	December 31, 2004		March 31, 2005		June 30, 2005		September 30, 2005

	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Restated	Reported	Restated

Interest expense, net	$(516)	$(917)	$(744)	$(1,723)	$(1,090)	$(2,532)	$(1,002)	$(2,073)
Income (expense) from derivatives	$(753)	$(2,421)	$2,517	$7,991	$997	$2,257	$698	$794
Net (loss) income	$(386)	$(2,455)	$2,919	$7,413	$(2,914)	$(3,095)	$(14,538)	$(15,512)
Basic net (loss) income per share	$(0.01)	$(0.07)	$0.09	$0.22	$(0.09)	$(0.09)	$(0.42)	$(0.45)
Diluted net (loss) income per share	$(0.01)	$(0.07)	$0.07	$0.19	$(0.09)	$(0.09)	$(0.42)	$(0.45)
Total liabilities	$114,243	$116,312	$85,099	$82,673	$75,424	$73,179	$50,963	$49,694
Total stockholders’ equity	$30,410	$28,341	$33,743	$36,167	$30,959	$33,205	$16,480	$17,749
Critical Accounting Policies, Judgments and Estimates
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

Basis of Presentation
      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We face liquidity challenges. At December 31, 2005, our current liabilities exceeded our current assets by approximately $35.9 million (negative working capital) resulting in a working capital ratio of approximately 0.35 to 1.0. Subsequent to December 31, 2005, our Chairman, Chief Executive Officer, converted the debt of $20.5 million to Common Stock as described in Note 5. This will improve our working capital. Our liquidity situation has also improved since the end of 2005 for reasons that include the effects of operating expense reductions, accounts receivable collections and maintenance contract renewals. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first quarter of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements through at least the end of 2006 from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern. If unanticipated events or circumstances occur, we may be required to seek additional capital and/or further reduce spending, which could have a material adverse effect on our ability to achieve our business objectives and continue as a going concern.
      We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

Revenue Recognition
      Overview — Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product include licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”) and SAB 104, Revenue Recognition (“SAB 104”).
      Software License Revenue — We license our products through our direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to the us based upon a percentage of list price. Revenue generated under reseller agreements is recognized upon obtaining evidence of the resale of the license rights from the reseller to one or more end users and meeting all other revenue criteria. We do not grant resellers the right of return.
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
      We record unearned revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition. We record accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.
      Services Revenue — Consulting services revenues and customer training revenues are generally recognized as such services are performed on a percentage-of-completion basis. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months.
      Our consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services (“BVGS”) organization. Services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Allowances and Reserves
      We assess credit worthiness of significant customers in advance of revenue recognition based upon a combination of payment history and third-party credit reports. Occasionally, our customers experience financial difficulty after we record the revenue but before we are paid. We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required.

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

Impairment Assessments
      We adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, we concluded that, as of September 30, 2005, and December 31, 2005, based on the existence of impairment indicators including a decline in the market value of our common shares, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of BroadVision to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment.

      In the quarter ended September 30, 2005, we recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of September 30, 2005, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to the our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, we estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, we obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2005, we performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2005.

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

Accounting for Stock-Based Compensation
      We apply APB Opinion No. 25 Accounting for Stock Issued to Employees (“APB 25”) and related interpretations when accounting for our stock option and stock purchase plans. In accordance with APB 25, we apply the intrinsic value method in accounting for employee stock options. Accordingly, we generally recognize no compensation expense with respect to stock-based awards to employees.
      During the three months ended March 31, 2004, we recorded a compensation credit of $19,000 as a result of granting common stock to a third party consultant. This credit was calculated based upon the market value of the underlying stock on the date of grant.
      We have determined pro forma information regarding net loss and net loss per share as if we had accounted for employee stock options under the fair value method as required by SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS 123”). The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. Had compensation cost for our stock option plan and employee stock purchase plan been determined consistent with SFAS 123, our reported net income (loss) and net income (loss) per share would have been changed to the amounts indicated below (in thousands, except per share data):

	Years Ended December 31,

	2005	2004	2003

		(Restated)
Net income (loss), as reported	$(38,966)	$18,566	$(35,471)
Add: Stock-based compensation (income) expense included in reported net loss, net of related tax effects	—	(19)	342
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,263)	(4,545)	(9,275)

Pro forma net income (loss)	$(41,229)	$14,002	$(44,404)

Net income (loss) per share:
Basic — as reported	$(1.14)	$0.55	$(1.08)

Basic — pro forma	$(1.20)	$0.42	$(1.35)

Diluted — as reported	$(1.14)	$0.54	$(1.08)

Diluted — pro forma	$(1.20)	$0.41	$(1.35)

      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In March 2006, the SEC released SEC Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”). SAB 107 provides the SEC Staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We adopted SFAS 123(R), utilizing the modified prospective method, in the first quarter of fiscal 2006, and such adoption will require us to record compensation expense in our 2006 consolidated financials statements and forward based upon the fair value of future stock option grants using the Black-Scholes model and the vesting in those periods. The impact on future operating results and financial condition will be affected by changes in our stock price, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, our stock price volatility and employee stock option exercise behaviors.
      In anticipation of the pending reporting requirements under the accounting standard referenced above, our Board of Directors, on November 29, 2005, unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of our common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share. The following table summarizes the options for which vesting was accelerated:

	Aggregate Number	Weighted
	of Common Shares	Average
	Issuable Under	Exercise
	Accelerated Stock	Price per
	Options	Share

Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87

Total Directors and Named Executive Officers(1)	514,067	2.89
Total All Other Employees	610,707	2.97

Total(2)	1,124,774	2.94

(1)	Consists of current executive officers named in the Summary Compensation Table in the Company’s 2005 Proxy Statement filed with the Securities and Exchange Commission on April 22, 2005.

(2)	The accelerated options represent approximately 22% of total outstanding options.
      The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the statement of operations as required under the provisions of SFAS 123(R), which was effective as of January 1, 2006.

Reverse Stock Splits
      On July 24, 2002, we announced that our Board of Directors had approved a one-for-nine reverse split of BroadVision common stock. The reverse split was effective on July 29, 2002. Each nine shares of outstanding Broad Vision common stock automatically converted into one share of common stock. BroadVision common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002.
      The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July 2002 reverse split.

Restructuring Charges
      Through December 31, 2005, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) severance and benefits termination costs related to the reduction of our workforce; (2) lease termination costs and/or costs associated with permanently vacating our facilities; (3) other incremental costs incurred as a direct result of the restructuring plan; and (4) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges.
      Severance and Termination Costs. We account for severance and benefits termination costs as follows:

•	For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). Accordingly, we record the liability related to these termination costs when the following conditions have been met: (1) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (2) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (3) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (4) the period of time to implement the plan does not indicate changes to the plan are likely.

•	For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS No. 146, Accounting For Costs Associated with Exit Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan.
      Excess Facilities Costs. We account for excess facilities costs as follows:

•	For exit or disposal activities initiated on or prior to December 31, 2002, we account for lease termination and/or abandonment costs in accordance with EITF Issue No. 88-10, Costs Associated with Lease Modification or Termination (“EITF 88-10”). Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us.

•	For exit or disposal activities initiated after December 31, 2002, we account for lease termination and/or abandonment costs in accordance with SFAS 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.
      Severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do they benefit continuing activities.
      Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income, which reduced our lease obligations. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. We have recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS 5. Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.
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

Legal Matters
      Our current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. We do not believe the ultimate resolution of these matters will have a material adverse impact on our financial position or results of operations. As additional information becomes available, we will assess the potential liability related to its pending litigation and revise our estimates, if necessary.
      On June 10, 2004, MetLife filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming us as a defendant. The complaint alleged that we were liable for unlawful detainer of premises leased from the plaintiff. MetLife thereafter filed a First Amended Complaint alleging that we no longer held possession of the premises but were in breach of the lease. In February 2005, MetLife reached agreement with us and executed documents regarding a settlement of the pending lawsuit under which we paid MetLife an aggregate of $1.9 million in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. This amount was accrued as a component of the restructuring accrual, and paid in three installment payments in February, May and September 2005.
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
      On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of BroadVision common stock and each filed in California Superior Court for the county of San Mateo. These complaints were captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al., Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al., Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al., Civ 448519. Each claim named our directors and us as defendants, and alleged that the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint sought, among other things, injunctive relief and damages in an unspecified amount. On September 21, 2005, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to our stockholders. On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation. In light of the termination of the Merger Agreement with an affiliate of Vector in November 2005, the plaintiffs in the four above entitled actions agreed to dismiss, without prejudice, their complaints against our directors and us on December 9, 2005.

Statement of Operations as a Percent of Total Revenues
      The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Years Ended
	December 31,

	2005	2004	2003

	(Restated)
Revenues:
Software licenses	24%	34%	34%
Services	76	66	66

Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	—	2	3
Cost of services	36	32	29

Total cost of revenues	36	34	32

Gross profit	64	66	68
Operating expenses:
Research and development	23	23	24
Sales and marketing	27	35	30
General and administrative	16	12	11
Litigation settlement costs	—	—	5
Goodwill and intangible write-offs and amortization	52	—	1
Restructuring (reversals) charges	(1)	(30)	40
Business combination charges	5	—	—

Total operating expenses	122	40	111

Operating income (loss)	(58)	26	(43)
Other (expense) income, net	(11)	(3)	3

Income (loss) before provision (benefit) for income taxes	(69)	23	(40)
Benefit (provision) for income taxes	4	1	—

Net income (loss)	(65)%	24%	(40)%

Results of Operations

	Software	%	Services	%	Total	%

	(Dollars in thousands)
Year Ended December 31, 2005:
Americas	$7,615	52	$26,713	59	$34,328	57
Europe	4,918	33	15,310	34	20,228	34
Asia/ Pacific	2,188	15	3,377	7	5,565	9

Total	$14,721	100	$45,400	100	$60,121	100

Year Ended December 31, 2004:
Americas	$9,545	36	$27,733	54	$37,278	48
Europe	13,894	52	19,427	38	33,321	43
Asia/ Pacific	3,444	12	3,961	8	7,405	9

Total	$26,883	100	$51,121	100	$78,004	100

Year Ended December 31, 2003:
Americas	$14,435	48	$30,700	53	$45,135	51
Europe	11,725	39	23,733	41	35,458	40
Asia/ Pacific	4,070	13	3,418	6	7,488	9

Total	$30,230	100%	$57,851	100%	$88,081	100%

Revenues
      Total revenues for the year ended December 31, 2005 were $60.1 million, down $17.9 million, or 23%, from $78.0 million for the prior year. License revenue from the sales of software licenses declined from $26.9 million to $14.7 million due to fewer license transactions, in part due to uncertainty among current and potential customers about our long-term financial viability. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $31.2 million to $26.3 million due to certain customers choosing to not fully renew maintenance contracts, together with the decline in new license revenue. Consulting revenue, which is generally related to services in connection with our licensed software, declined from $19.9 million to $19.1 million, primarily due to lower employee and third-party contractor headcount and the resulting decline in capacity.
      Total revenues for the year ended December 31, 2004 were $78.0 million, down $10.1 million, or 11%, from $88.1 million for the prior year. This decline consisted of a decrease in software license revenue of $3.3 million, or 11%, and a decrease in services revenue of $6.7 million, or 12%. The fiscal 2004 decrease in software license revenues was primarily attributable to continued weakness in the information technology market due to economic uncertainties throughout 2004. The decrease in services revenue consisted of decreases in both maintenance and support ($4.6 million) and consulting services revenue ($2.1 million). These decreases were a result of a corresponding decline in software license revenues and of weak economic conditions during the fiscal year.
      Total revenues for the year ended December 31, 2003 were $88.1 million, down $27.8 million, or 24%, from $115.9 million for the prior year. This decline consisted of a decrease in software license revenue of $10.3 million, or 25%, and a decrease in services revenue of $17.6 million, or 23%. The fiscal 2003 decrease in software license revenues was primarily attributable to continued weakness in the information technology market due to economic uncertainties throughout 2003. The decrease in services revenue consisted of decreases in both maintenance and support ($2.9 million) and consulting services revenue ($14.7 million). These decreases were a result of a corresponding decline in software license revenues and of weak economic conditions during the fiscal year.

Cost of Revenues
      Cost of (credit for) software licenses includes the net costs of product media, duplication, packaging and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.
      Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

	Years Ended December 31,

	2005	%	2004	%	2003	%

	(Dollars in thousands)
Cost of (credit for) software licenses(1)	$(38)	—%	$1,303	5%	$2,561	8%
Cost of services(2)	21,931	48	24,978	49	25,708	44

Total cost of revenues(3)	$21,893	36%	$26,281	34%	$28,269	32%

(1)	Percentage is calculated based on total software license revenues for the period indicated.

(2)	Percentage is calculated based on total services revenues for the period indicated.

(3)	Percentage is calculated based on total revenues for the period indicated.
      Cost of (credit for) software licenses for the year ended December 31, 2005, decreased $1.3 million, or over 100%, on a year-over-year basis. Cost of software licenses as a percent of license revenues was 0% in 2005 as compared to 5% in 2004. The decrease in absolute dollars is a result of decreased license revenues, a decreased proportion of license revenues generated from royalty-bearing products and certain credits related to accruals determined to no longer be necessary.
      Cost of software licenses for the year ended December 31, 2004, decreased $1.3 million, or 49%, on a year-over-year basis. Cost of software licenses as a percent of license revenues was 5% in 2004 as compared to 8% in 2003. The decrease in absolute dollars is a result of decreased license revenues.
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
      Cost of services for the year ended December 31, 2005 decreased $3.0 million, or 12%, on a year-over-year basis. Cost of services as a percent of services revenues was 48% in 2005 as compared to 49% in 2004. The decrease in absolute dollar terms was the result of the reduction in consulting headcount and third-party consultant costs that occurred during the 2005 fiscal year. The decrease as a percent of services revenue is due to certain staffing efficiencies gained during the year.
      Cost of services for the year ended December 31, 2004 decreased $0.7 million, or 3%, on a year-over-year basis. Cost of services as a percent of services revenues was 49% in 2004 as compared to 44% in 2003. The decrease in absolute dollar terms during 2004 as compared to 2003 was the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2004 fiscal year. The increase as a percent of services revenue is due to higher outsourcing costs, due in part to turnover in senior project positions.
      Cost of services for the year ended December 31, 2003 decreased $13.2 million, or 34%, on a year-over-year basis. Cost of services as a percent of services revenues was 44% in 2003 as compared to 52% in 2002. The decreases in absolute dollar terms and as a percentage of revenue during 2003 as compared to 2002 were the result of reductions in consulting headcount and third-party consultant costs that occurred during the 2003 fiscal year.

      The number of total consulting employees was 50 as of December 31, 2005, 77 as of December 31, 2004, and 98 as of December 31, 2003.
Operating Expenses
      Operating expenses consist of the following:

•	Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, we have not capitalized any costs related to the development of software for external use.

•	Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as collateral materials, trade shows, public relations, advertising and creative services.

•	General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable and professional service fees.

•	Litigation settlement costs consist of costs incurred to settle pending or threatened litigation matters.

•	Goodwill and intangible write-offs and amortization represents costs to write-off or amortize goodwill and other intangible assets. As of January 1, 2002, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset that does not meet the criteria of a recognizable intangible asset as defined by SFAS 142.

•	Restructuring (reversals) charges represent costs incurred to restructure our operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS 146.

•	Business combination charges represent costs incurred in connection with merger or acquisition activity.
      A summary of operating expenses is set forth in the following table (dollars in thousands, percentages are based on total revenues):

	Years Ended December 31,

	2005	%	2004	%	2003	%

Research and development	$13,831	23%	$18,024	23%	$21,067	24%
Sales and marketing	16,208	27	27,340	35	26,394	30
General and administrative	9,479	16	9,538	12	9,790	11
Litigation settlement costs	—	—	—	—	4,250	5
Goodwill write-offs and amortization	31,368	52	—	—	886	1
Restructuring (reversals) charges	(462)	(1)	(23,545)	(30)	35,356	40
Business combination charges	2,817	5	—	—	—	—

Total operating expenses	$73,241	122%	$31,357	40%	$97,743	111%

      Research and development. Research and development expenses decreased $4.2 million, or 23% in 2005 compared to 2004, $3.0 million, or 14%, in 2004 compared to 2003, and $20.4 million, or 49%, in 2003 compared to 2002. The decreases in all years were primarily attributable to reductions in staffing levels resulting in decreased salary and salary related costs, as well as other cost-cutting efforts taken as part of our restructuring plan, such as the consolidation of facilities.
      Sales and marketing. Sales and marketing expenses decreased $11.1 million, or 41% in 2005 compared to 2004, increased $1.0 million, or 4%, in 2004 compared to 2003, and decreased $22.5 million, or 46%, in 2003 compared to 2002. Sales and marketing expenses increased in 2004 due to the launch of our latest product, BroadVision Process. In 2005 and 2003, sales and marketing expenses decreased primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.
      General and administrative. General and administrative expenses decreased less than 1% in 2005 as compared to 2004. Costs as a percentage of revenue increased in 2005 due to continued Sarbanes-Oxley compliance costs and a significant number of SEC filings. General and administrative expenses decreased $250,000, or 3%, in 2004 compared to 2003, and $6.5 million, or 40%, in 2003 compared to 2002. The decreases in both years were primarily attributable to decreases in salary expenses as a result of reductions in force, professional services expenses as a result of cost cutting measures, reserves of accounts receivable due to better than expected collection efforts and declining accounts receivable balances, and continued facilities consolidations.
      Litigation settlement costs. During the third quarter of 2003, we settled outstanding litigation, which resulted in a charge of $4.3 million. The settlement involved payments for past royalties and certain legal expenses and license fees that were due and payable in future periods. These payments did not have a material effect on our business, financial condition or results of operations.
      Goodwill write-offs and amortization. On April 14, 2000, we acquired all of the outstanding common stock of Interleaf, Inc. in a transaction accounted for as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of recognizable intangible assets related to the Interleaf transaction was $3.5 million in 2002. In the third quarter of 2005, we determined that an impairment of the goodwill had occurred, and therefore we recorded a write-off of $13.2 million as an estimated impairment amount. In the fourth quarter of 2005, we recorded an additional charge of $18.2 million related to a revision of that estimate. See further discussion below.
      Restructuring (reversals) charges. We approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. In fiscal 2005, we recorded a restructuring credit of $462,000, primarily due to an additional sublease entered into for a portion of our headquarters facility. In fiscal 2004, we reached agreement with several landlords to extinguish approximately $155.0 million of obligations related to excess facility leases, which contributed to a pre-tax net restructuring credit during the year of $23.5 million. Pretax charges of $35.4 million were recorded during the year ended December 31, 2003. During each period, we recorded the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.
      Business combination charges. We recorded business combination charges of $2.8 million in the year ended December 31,2005, related to the termination of the merger agreement with a wholly-owned subsidiary of Vector.

      The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2005 (in thousands):

	Severance
	and	Facilities/Excess
	Benefits	Assets	Total

Accrual balances, December 31, 2002	$1,504	$94,691	$96,195
Restructuring charges	1,509	33,847	35,356
Cash payments	(2,342)	(23,829)	(26,171)

Accrual balances, December 31, 2003	671	104,709	105,380
Restructuring charges	1,114	(24,659)	(23,545)
Cash payments	(961)	(46,711)	(47,672)

Accrual balances, December 31, 2004	824	33,339	34,163
Restructuring charges (credits)	1,006	(1,468)	(462)
Cash payments	(1,414)	(25,032)	(26,446)

Accrual balances, December 31, 2005	$416	$6,839	$7,255

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
      The nature of the charges and credits in 2005 were as follows:

•	Severance and benefits — On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce. We recorded severance charges of approximately $1.0 million in the year ended December 31, 2005, related to workforce reductions as a component of our restructuring plans executed during the year. We estimate that the accrual as of December 31, 2005 of $416,000 will be paid in full by December 31, 2006.

•	Facilities/excess assets — During the twelve months ended December 31, 2005, we recorded a facilities-related restructuring credit of $1.5 million. During the third and fourth quarters of 2004 and the first quarter of 2005, we reached agreements with certain landlords to extinguish future real estate obligations. We made cash payments of $25.0 million during the twelve months ended December 31, 2005 related to these agreements.
      The nature of the charges and credits in 2004 were as follows:

•	Severance and benefits — We recorded a charge of $1.1 million during the twelve months ended December 31, 2004, related to workforce reductions as a component of the our restructuring plans executed during the year.

•	Facilities/excess assets — During the twelve months ended December 31, 2004, we recorded a facilities-related restructuring credit of $24.7 million. During the third and fourth quarters of 2004, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash payments of $19.0 million during the third quarter and $1.7 million during the fourth quarter. Standby letters of credit of $21.9 million were issued on our behalf from financial institutions as of December 31, 2004, in favor of the landlords to secure the fiscal 2005 payments. Accordingly, $21.9 million, along with additional letters of credit securing other long-term leases of $2.3 million, has been included in restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004. We also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords.

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

In connection with one of the buyout transactions, we issued to the landlord a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005.

The nature of the charges in 2003 is as follows:

•	Severance and benefits — The $1.5 million charge in fiscal 2003 related to workforce reductions as a component of our restructuring plans executed during the year.

•	Facilities/excess assets — During the twelve months ended December 31, 2003, we recorded a facilities-related restructuring charge of $33.8 million. This charge related to our revisions of estimates with respect to the planned future occupancy and anticipated future subleases. These revisions were necessary due to a reduction in our planned future space needs and a further decline in the market for commercial real estate. We estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.
      As of December 31, 2005, the total restructuring accrual of $7.2 million consisted of the following (in millions):

		Non-
	Current	Current	Total

Severance and Termination	$0.4	$—	$0.4
Excess Facilities	5.1	1.7	6.8

Total	$5.5	$1.7	$7.2

      We estimate that the severance and termination accrual will be paid in full by December 31, 2006. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total Future
Payments

Years Ending December 31,
2006	$5.1
2007	0.7
2008	0.4
2009	0.4
2010	0.2

Total minimum facilities payments	$6.8

      Of this excess facilities accrual, $4.2 million relates to payments due in fiscal 2006 under lease termination agreements, and $2.6 million relates to future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy.

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
      The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

		Amounts
		Charged to
	Accrued	Restructuring	Amounts	Accrued
	Restructuring	Costs and	Paid or	Restructuring
	Costs, Beginning	Other	Written Off	Costs, Ending

Year Ended December 31, 2005:
Lease cancellations and commitments	$21,824	$(821)	$(16,815)	$4,188
Termination payments to employees and related costs	365	1,006	(1,266)	105

	$22,189	$185	$(18,081)	$4,293

Year Ended December 31, 2004:
Lease cancellations and commitments	$21,683	$9,594	$(9,453)	$21,824
Termination payments to employees and related costs	242	1,114	(991)	365
Write-off on disposal of assets and related costs	—	(1,193)	1,193	—

	$21,925	$9,515	$(9,251)	$22,189

      The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts	Amounts
	Accrued	Charged to	Reversed to	Amounts
	Restructuring	Restructuring	Restructuring	Paid or	Accrued
	Costs,	Costs and	Costs and	Written	Restructuring
	Beginning	Other	Other	Off	Costs, Ending

Year Ended December 31, 2005:
Lease cancellations and commitments	$11,515	$—	$(647)	$(8,217)	$2,651
Termination payments to employees and related costs	459	—	—	(148)	311

	$11,974	$—	$(647)	$(8,365)	$2,962

Year Ended December 31, 2004:
Lease cancellations and commitments	$83,026	$(32,584)	$—	$(38,927)	$11,515
Termination payments to employees and related costs	429	—	—	30	459
Write-off on disposal of assets and related costs	—	(477)	—	477	—

	$83,455	$(33,061)	$—	$(38,420)	$11,974

Year Ended December 31, 2003:
Lease cancellations and commitments	$94,691	$11,649	$—	$(23,314)	$83,026
Termination payments to employees and related costs	1,425	41	—	(1,037)	429
Write-off on disposal of assets and related costs	79	(41)	(26)	(12)	—

	$96,195	$11,649	$(26)	$(24,363)	$83,455

Goodwill and intangible write-offs
      In the quarter ended September 30, 2005, we recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of September 30, 2005, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to the our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, we estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, we obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2005, we performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2005.

Other Income (Expense), net
      Other income (expense), net, consists of the following (dollars in thousands, percentages are based upon total revenues):

	Years Ended December 31,

	2005	%(1)	2004	%(1)	2003	%(1)

Interest (expense) income, net	$(10,094)	(17)%	$(629)	(1)%	$803	1%
Income (expense) from derivatives	11,346	19	(2,421)	(3)	—	—
Loss on debt extinguishment	(6,967)	(12)	—	—	—	—
Other income (expense), net	(849)	(1)	941	1	2,096	2

(1) Percentage is calculated based on total revenues for the period indicated.
      Net interest (expense) income includes interest income on invested funds, less interest on the face amount of the Notes and on bank debt and the amortization of the discount on the Notes. Net interest expense increased by $9.5 million in 2005 as compared to 2004 due to the following factors: 1) we issued the Notes in November 2004 that were outstanding for the majority of fiscal year 2005, significantly increasing the amount of interest expense for the year, and 2) we recorded a $2.6 million charge related to the 20% premium agreed to during the fourth quarter and the resulting revaluation of the Notes. Income (expense) from derivatives was generated from the revaluation of the embedded derivatives related to the Notes and the warrants issued in connection with the Notes. The loss on debt extinguishment in 2005 was recorded upon the agreement to exchange the Notes for common stock and the presumed cancellation and reissuance of the Notes at the fair value of the underlying shares to be exchanged. Net other income (expense) declined by $1.8 million in 2005 due to lower gains on equity investments and penalties paid to the holders of the Notes pending effectiveness of the underlying registration statement.
      In October 2005, we inadvertently did not make timely payment of the $201,000 third quarter interest payment due under the Notes. Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days. We made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005. The event of default permitted each noteholder to require us to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to us notice of such redemption, which redemption was required under the Notes to be paid within five business days after receipt of such redemption notice. If all of the noteholders had elected such redemption, we would have been obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest. The accelerated repayment of all or any significant portion of such amount would have left us with insufficient working capital to conduct our business, and we did not have sufficient cash to meet such an accelerated repayment obligation. During the quarter ended December 31, 2005, we recorded a charge of $2.6 million in our Consolidated Statement of Operations, which represented the 20% increase in the redeemable debt premium.
      Interest income (expense), net, decreased from $803,000 of income in 2003 to $629,000 of expense in 2004, as our cash balance decreased and we issued the Notes in November 2004, which increased our fiscal 2004 interest expense. Net other income declined by $1.2 million in 2004 from 2003 due to lower gains on equity investments and fewer write-offs of liabilities deemed no longer required.

Income Taxes
      We recorded income tax (benefits) provisions of ($2.6 million), ($309,000), and $439,000 for the years ended December 31, 2005, 2004 and 2003, respectively. The tax benefit from fiscal 2005 was primarily due to tax accruals determined to be no longer required. For the year ended December 31, 2004, the tax benefit relates primarily to the income tax accruals decreasing during the fiscal year. Partially offsetting the reduction in accruals were tax provisions related to foreign withholding taxes and state income taxes. For the year ended December 31, 2003, the tax provision mainly relates to foreign withholding taxes and state income taxes.

Liquidity and Capital Resources

Background and Overview
      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. We face liquidity challenges. At December 31, 2005, our current liabilities exceeded our current assets by approximately $35.9 million (negative working capital) resulting in a working capital ratio of approximately 0.35 to 1.0. On a pro forma basis after giving effect to the stock-for-debt exchange that occurred in March 2006, our current liabilities exceeded our current assets at December 31, 2005, by approximately $15.3 million resulting in a working capital ratio of approximately 0.56 to 1.0. However, our liquidity situation has improved since the end of 2005 for reasons that include the effects of operating expense reductions, accounts receivable collections and maintenance contract renewals. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first quarter of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements through at least the end of 2006 from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
      Despite our expectations as to our ability to fund our working capital requirements, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees due to going concern issues or other factors, or less than anticipated cash flows from operations and subleases, that could increase our use of available cash and require us to seek additional financing. We may find it necessary to seek additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. However, we currently do not have any bank loan agreement or other similar financing arrangement in place that would entitle us to borrow additional funds, and there can be no assurance that we will be able to generate sufficient cash from ongoing operations, the pending rights offering or from any other source in order to fund our future working capital requirements.
      We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or such equity securities may have rights, preferences or privileges senior to those of the holders of BroadVision common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.
      As of December 31, 2005, cash, cash equivalents, and restricted cash and investments totaled $4.8 million, which represents a decrease of $37.1 million as compared to a balance of $41.9 million on December 31, 2004. This decrease was primarily attributable to the payment of lease settlement obligations, payments of debt-related obligations and net cash used for operations during the year ended December 31, 2005.

      The following table represents our liquidity at December 31, 2005 and 2004 (dollars in thousands):

	December 31,

	2005	2004

		(Restated)
Cash and cash equivalents	$4,849	$41,851
Restricted cash and investments, current portion	$—	$21,933
Restricted cash and investments, net of current portion	$1,997	$2,323
Working capital deficit	$(35,872)	$(20,273)
Working capital ratio	0.35	0.80
      During the third and fourth quarters of 2004 and the first quarter of 2005, we reached agreements with certain landlords to extinguish approximately $155.0 million of future real estate obligations. We made cash buyout payments of $20.7 million in 2004 and $25.0 million in 2005. In addition, we issued to one of the landlords a five-year warrant to purchase approximately 700,000 shares of BroadVision common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in January 2007 of approximately $9.1 million. We may make an additional cash payment of $4.5 million if we exercise an option to terminate this residual real estate obligation prior to the start of the lease term. This option to terminate the residual lease obligation, discounted to net present value, is accounted for in accordance with SFAS 146 and is part of the current restructuring accrual as of December 31, 2005.
      In November 2004, we entered into a definitive agreement for the private placement of up to $20.0 million of senior secured convertible notes (the “Notes”) to five institutional investors. Under the terms of the definitive agreement, we issued an initial $16.0 million of Notes that were convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share, subject to adjustment in certain defined circumstances. The Notes bore interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. Payments of future principal and interest could have been made in either cash or, upon satisfaction of various conditions set forth in the Notes, shares of BroadVision common stock. However, because we did not satisfy the conditions required to make payments in stock, we were required to use cash to satisfy our payment obligations under the Notes. Certain principal payments that were due in the quarters ended September 30, 2005 and December 31, 2005, were deferred at the election of the investors for a period of 18 months under the terms of the Notes.
      In October 2005, we inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005. Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days. We made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005. The event of default permitted each noteholder to require us to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to us notice of such redemption, which redemption was required under the Notes to be paid within five business days after receipt of such redemption notice. If all of the noteholders had elected such redemption, we would have been obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest. The accelerated repayment of all or any significant portion of such amount would have left us with insufficient working capital to conduct our business, and we did not have sufficient cash to meet such an accelerated repayment obligation. On October 25, 2005, we entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005. During the quarter ended December 31, 2005, we recorded a charge of $2.6 million in our Consolidated Statement of Operations, which represented the 20% increase in the redeemable debt premium.
      In November 2005, the Notes were purchased by Vector III, an entity affiliated with Vector, and subsequently on November 18, 2005, the Notes were in turn purchased by Honu Holdings, LLC, a

Delaware limited liability company controlled by Dr. Pehong Chen, our Chief Executive Officer and largest stockholder. See further discussion below.
      In November 2005, Honu acquired all Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve us from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006. The common share issuance, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen’s ownership interest in BroadVision to 58.7% of the total shares outstanding.
      In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at effective price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the conversion price afforded to Dr. Chen in the Notes conversion. Dr. Chen has waived any right to participate in the rights offering. The rights offering will be made only by means of a prospectus, a preliminary copy of which was filed with the Securities and Exchange Commission as part of a registration statement on February 3, 2006.
      On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce. We recorded severance charges of approximately $443,000 and $627,000 in the three-month periods ended September 30 and June 30, 2005, respectively.
      We have maintained various credit facilities with a commercial lender, each of which we are in default of at December 31, 2005:

•	During the three years ended December 31, 2005, we maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender. In June 2005, we entered into a $20 million renewed and amended loan and security agreement with the lender that made more stringent the requirements we must meet in order to access the credit facility. We were not in compliance with these new requirements as of December 31, 2005, and the loan and security agreement expired in February 2006. The agreement required us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At December 31, 2004, $20.0 million was outstanding under the line of credit. As of December 31, 2005, there was no outstanding balance on the line of credit. Borrowings bear interest at the bank’s prime rate (7.25% as of December 31, 2005 and 5.25% as of December 31, 2004) plus up to 1.25% and were collateralized by all of our assets. Interest was due monthly and principal was due at the expiration in February 2006.

•	We have entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $389,000 are due in 2006. As of December 31, 2005, the entire balance of $389,000 was classified as currently due.
      Commitments totaling $2.0 million in the form of standby letters of credit were issued on our behalf from financial institutions as of December 31, 2005, primarily in favor of our various landlords to secure obligations under our facility leases. Accordingly, $2.0 million was presented as long-term restricted cash in the accompanying Consolidated Balance Sheet at December 31, 2005.
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. The conversion feature of the Notes and the warrants issued in connection with the Notes were both considered derivative financial investments as of December 31, 2005 and December 31, 2004. The value of these derivative instruments is based upon the fair value of our common stock. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for years ended December 31, 2005 and 2004.

Cash Used For Operating Activities
      Cash used for operating activities was $37.9 million, $41.9 million, and $23.1 million for fiscal years 2005, 2004 and 2003, respectively. Net cash used in operating activities in 2005 was primarily due to $25.0 million of lease and buyout payments associated with long-term lease obligations from agreements signed during fiscal 2004. Also impacting cash flows from operations in fiscal 2005 was a $2.0 million reversal of income tax accruals, a decrease in accounts payable and accrued expenses of $7.0 million, a decrease in the restructuring accrual of $26.9 million (mostly related to the settlement of long-term lease obligations), a decrease in unearned revenue and deferred maintenance of $3.9 million and a gain of $11.3 million on revaluation of embedded derivatives related to the Notes and the related warrants, partially offset by $9.4 million of amortization of discount and revaluation of the Notes, a loss on debt extinguishment of $7.0 million and a decrease in accounts receivable of $2.4 million.
      Net cash used for operating activities of $41.9 million in 2004 was largely due to buyout payments to settle long-term lease obligations. As a result of the settlement of future lease obligations during the third and fourth quarters of fiscal 2004, we paid $20.7 million in cash to extinguish future lease obligations. Also impacting cash flows from operations in fiscal 2004 was a net loss of $6.3 million (before restructuring credits related to real estate transactions), a $1.5 million release of doubtful accounts and reserves and a $7.0 million decline in unearned revenue and deferred maintenance. There were also several non-cash items, including non-cash depreciation and amortization expense of $3.7 million, a non-cash restructuring reversal of $24.9 million, non-cash losses of $2.4 million from the revaluation of the conversion feature of the Notes and the related warrants, non-cash discount amortization related to the Notes of $401,000 and changes to balance sheet accounts, including a decrease in accounts receivable, prepaid expenses and other current assets of $5.0 million and a decrease in accounts payable and accrued expenses of $2.2 million.
      Net cash used for operating activities for fiscal 2003 was primarily due to the net loss of $35.5 million adjusted for certain non-cash items such as depreciation expense, amortization of prepaid royalties and amortization of intangibles. Decreases in accounts payable and accrued expenses of $8.1 million and in unearned revenues and deferred maintenance of $11.7 million contributed to the use of cash, offset by decreases in other noncurrent assets of $1.9 million, in accounts receivable of $8.3 million and in prepaids and other of $1.6 million and an increase in the restructuring reserves of $7.5 million.

Cash Provided By (Used For) Investing Activities
      Cash provided by investing activities in fiscal 2005 was $23.8 million, primarily as a result of transfers from restricted cash and proceeds from dividends received related to equity investments. Cash used for investing activities in fiscal 2004 was $3.8 million, primarily as a result of transfers to restricted cash. Cash provided by investing activities of $22.0 million for fiscal 2003 primarily consisted of net sales/maturities of investments.
      Capital expenditures were $142,000 for fiscal 2005, $730,000 for fiscal 2004, and $131,000 for fiscal 2003. Our capital expenditures have consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

Cash Provided By Financing Activities
      Cash used for financing activities in fiscal 2005 was $23.2 million, primarily due to the repayment of borrowings under our bank line of credit and Notes payments. Cash provided by financing activities was $8.9 million in fiscal 2004, and $2.5 million for fiscal 2003. In November 2004, we issued the Notes and a related warrant to five institutional investors, which provided $14.9 million in net proceeds after issuance costs. Offsetting this was a $7.0 million reduction in bank borrowings and bank term debt principal payments of $900,000 in fiscal 2004. In fiscal 2003, cash provided by financing activities consisted mostly of proceeds from borrowings under our line of credit facility.

Leases and Other Contractual Obligations
      We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.
      We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of December 31, 2005, under non-cancelable operating lease agreements, net of amounts under non-cancelable sublease agreements, is as follows (in millions):

Operating
Leases

Years Ending December 31,
2006	$3.5
2007	3.9
2008	2.1
2009	2.1
2010 and thereafter	4.1

Total minimum lease payments	$15.7

      As of December 31, 2005, we have accrued $6.8 million of estimated future facilities costs as a restructuring accrual. This accrual includes the above minimum lease payments that are related to excess and abandoned space under lease and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income (See Note 8 in the Notes to Consolidated Financial Statements).

Factors That May Affect Future Liquidity
      The following table summarizes our contractual obligations as of December 31, 2005 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letters of credit.

		Less Than	1-3	4-5	Over
	Total	1 Year	Years	Years	5 Years

	(In millions)
Letters of credit	$2.0	$—	$1.0	$—	$1.0
Non-cancelable operating leases	6.8	5.1	1.5	0.2	—

	$8.8	$5.1	$2.5	$0.2	$1.0

      We anticipate that future operating expenses and cash payments under operating leases will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues, our ability to further restructure operations successfully and our ability to manage infrastructure costs.

Quarterly Results of Operations
      The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2005, as well as that data expressed as a percentage of our total revenues for the periods indicated.
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

	Three Months Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004

		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$3,780	$3,134	$3,391	$4,416	$7,292	$4,654	$7,097	$7,840
Services	10,383	10,943	12,123	11,951	12,471	12,570	13,031	13,049

Total revenues	14,163	14,077	15,514	16,367	19,763	17,224	20,128	20,889
Cost of revenues:
Cost of software licenses	99	106	(186)	(57)	156	256	313	578
Cost of services	4,696	5,641	5,614	5,980	6,008	6,391	6,302	6,277

Total cost of revenues	4,795	5,747	5,428	5,923	6,164	6,647	6,615	6,855

Gross profit	9,368	8,330	10,086	10,444	13,599	10,577	13,513	14,034
Operating expenses:
Research and development	2,494	3,095	3,955	4,287	4,027	4,600	4,509	4,888
Sales and marketing	2,389	2,948	5,060	5,811	6,974	6,020	7,480	6,866
General and administrative	1,953	2,162	2,829	2,535	2,386	2,335	2,400	2,417
Goodwill and intangible write-offs	18,170	13,198	—	—	—	—	—	—
Restructuring (reversals) charges	(312)	245	309	(704)	660	(25,454)	679	570
Business combination charges	1,840	977	—	—	—	—	—	—

Total operating expenses (credits)	26,534	22,625	12,153	11,929	14,047	(12,499)	15,068	14,741

Operating income (loss)	(17,166)	(14,295)	(2,067)	(1,485)	(448)	23,076	(1,555)	(707)
Other income (expense), net	(10,714)	(1,757)	(959)	6,866	(2,457)	315	57	(24)
Benefit (provision) for income taxes	109	540	(70)	2,032	450	(11)	6	(136)

Net (loss) income	$(27,771)	$(15,512)	$(3,096)	$7,413	$(2,455)	$23,380	$(1,492)	$(867)

Basic net (loss) income per share	$(0.81)	$(0.45)	$(0.09)	$0.22	$(0.07)	$0.70	$(0.04)	$(0.03)

Dilute net (loss) income per share	$(0.81)	$(0.45)	$(0.09)	$0.19	$(0.07)	$0.69	$(0.04)	$(0.03)

Shares used in computing basic net (loss) income per share	34,430	34,320	34,181	33,971	33,768	33,599	33,476	33,300

Shares used in computing diluted net (loss) income per share	34,430	34,320	34,181	39,968	33,768	34,052	33,476	33,300

      As a Percent of Revenue

	Three Months Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004

		(As restated)	(As restated)	(As restated)	(As restated)
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	27%	22%	22%	27%	37%	27%	35%	38%
Services	73	78	78	73	63	73	65	62

Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	1	1	(1)	(1)	1	2	2	3
Cost of services	33	40	36	37	30	37	31	30

Total cost of revenues	34	41	35	36	31	39	33	33

Gross profit	66	59	65	64	69	61	67	67
Operating expenses:
Research and development	18	22	25	26	21	27	22	23
Sales and marketing	17	21	33	36	35	35	37	33
General and administrative	14	15	18	15	12	13	12	12
Litigation settlement costs	—	—	—	—	—	—	—	—
Goodwill and intangible write-offs	128	94	—	—	—	—	—	—
Restructuring (reversals) charges	(2)	2	2	(4)	3	(148)	4	3
Business combination charges	13	7	—	—	—	—	—	—

Total operating expenses (credits)	187	161	78	73	71	(73)	75	71

Operating income (loss)	(121)	(102)	(13)	(9)	(2)	134	(8)	(3)
Other, net	(75)	(8)	(7)	54	(10)	2	1	(1)

Net (loss) income	(196)%	(110)%	(20)%	45%	(12)%	136%	(7)%	(4)%

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
RECENT ACCOUNTING PRONOUNCEMENTS
      In December 2004, the FASB issued SFAS No. 123(R), which replaces SFAS 123, and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In March 2006, the SEC released SEC Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”). SAB 107 provides the SEC Staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The pro forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), we must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. We adopted SFAS 123(R), utilizing the modified prospective method, in the first quarter of fiscal 2006, and such adoption will require us to record compensation expense in its 2006 consolidated financials statements and forward based upon the fair value of future stock option grants using the Black-Scholes model and the vesting in those periods. The impact on future operating results and financial condition will be affected by changes in its stock price, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, stock price volatility and employee stock option exercise behaviors.
      In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. We do not expect that adoption of SFAS 153 will have a material effect on our consolidated financial position, consolidated results of operations, or liquidity.
      In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. We evaluated the requirements of FIN 47 and concluded that the application of FIN 47 does not have a material impact on its results of operations or financial position.
      In May 2005, the FASB issued Statement of Financial Accounting Standards No. 154, Accounting Changes and Error Corrections a replacement of APB Opinion No. 20 and FASB Statement No. 3 (“SFAS 154”) that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of the prior periods unless it is impracticable to do so. SFAS 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting for changes and corrections of errors made in fiscal years beginning after December 15, 2005. We do not anticipate that the adoption of this statement will have a material impact on consolidated financial position, consolidated results of operations or liquidity.
      In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, significantly after the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective January 1, 2006. We do not expect the adoption of EITF 05-6 to have a material effect on our consolidated financial position, results of operations or cash flows.
      In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated during an audit by taxing authorities. The proposed Interpretation would be effective as of the beginning of the first fiscal year ending after December 15, 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. We are currently analyzing the proposed Interpretation and have not determined its potential impact on our Consolidated Financial Statements. While the rules in the final Interpretation cannot be predicted with certainty, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.

      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to, among other things, clarify or amend provisions regarding the fair value measurement of financial instruments with embedded derivatives and the recording of interests in securitized financial assets. SFAS 155 will be effective for all financial instruments acquired or issued after January 1, 2007. We are currently analyzing SFAS 155 and have not determined its potential impact on our Consolidated Financial Statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
      Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2005 and 2004. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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
      Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total realized gains during fiscal years 2005 and 2004 were $1.4 million and $573,000, respectively. Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2005 and 2004 (in thousands):

					Classified on Balance Sheet as:

						Restricted	Restricted
	Purchase/	Gross	Gross		Cash and	Cash and	Cash and
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Investments,	Investments,
	Cost	Gains	Losses	Fair Value	Equivalents	Current	Non-Current

As of December 31, 2005:
Cash and certificates of deposits	$6,027	$—	$—	$6,027	$4,030	$—	$1,997
Money market	819	—	—	819	819	—	—

Total	$6,846	$—	$—	$6,846	$4,849	$—	$1,997

As of December 31, 2004:
Cash and certificates of deposits	$55,240	$—	$—	$55,240	$30,984	$21,933	$2,323
Money market	10,867	—	—	10,867	10,867	—	—

Total	$66,107	$—	$—	$66,107	$41,851	$21,933	$2,323

Concentrations of Credit Risk
      Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, short-term investments, and trade accounts receivable. We maintain our cash and cash equivalents and short-term investments with four separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the years ended December 31, 2005, 2004, and 2003, no customer accounted for more than 10% of total revenue.

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

Equity Investments
      Our equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the consolidated statement of operations. Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs. The total fair value of our cost-method, long-term equity investments in public and non-public companies as of December 31, 2004 was $574,000. These investments were liquidated in 2005 and a net gain of $17,000 was recorded.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA
      The following consolidated financial statements and the related notes thereto of BroadVision, Inc. and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of BroadVision, Inc.:
      We have audited the accompanying consolidated balance sheets of BroadVision, Inc. (the “Company”) and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders’ equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. We have also audited the financial statements schedule as of and for the year ended December 31, 2005 listed in the accompanying index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audits.
      We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and financial statement schedule are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of and for the year ended December 31, 2005.

/s/ STONEFIELD JOSEPHSON, INC.
Irvine, California
May 26, 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To The Board of Directors and Stockholders of BroadVision, Inc. and Subsidiaries:
      We have audited the accompanying consolidated balance sheet of BroadVision, Inc. (the “Company”) as of December 31, 2004, and the related consolidated statements of operations, stockholders’ equity and comprehensive income (loss), and cash flows for each of the two years in the period ended December 31, 2004. We have also audited the financial statement schedule as of and for each of the years ended December 31, 2004 and 2003 listed in the accompanying index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.
      We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements and schedule are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements and schedule. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule. We believe that our audits provide a reasonable basis for our opinion.
      In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. at December 31, 2004, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.
      Also, in our opinion, the financial statement schedule as of and for each of the years ended December 31, 2004 and 2003, presents fairly, in all material respects, the information set forth therein.
      As described in the Restatement discussion in Note 1, the Company’s financial statements as of December 31, 2004 and for the year then ended have been restated.

/s/ BDO SEIDMAN, LLP

San Jose, California
March 11, 2005, except for the matters affecting the 2004 consolidated financial statements described in the Restatement discussion in Note 1 and the Convertible Debentures discussion in Note 5, as to which the date is May 26, 2006

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

	December 31,

	2005	2004

		(Restated,
		See Note 1)
	(In thousands, except
	per share amounts)
ASSETS
Current assets:
Cash and cash equivalents	$4,849	$41,851
Accounts receivable, less receivable reserves of $731 and $1,409 as of December 31, 2005 and 2004, respectively	12,640	14,370
Restricted cash and investments, current portion	—	21,933
Prepaids and other	1,914	2,232

Total current assets	19,403	80,386
Property and equipment, net	2,334	3,566
Restricted cash and investments, net of current portion	1,997	2,323
Equity investments	—	574
Goodwill	25,066	56,434
Other assets	1,142	1,370

Total assets	$49,942	$144,653

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of bank borrowings	$389	$20,637
Current portion of convertible debentures	—	10,214
Current portion of convertible debentures due to related party	20,535	—
Accounts payable	4,396	7,470
Accrued expenses	16,090	40,745
Warrant liability	277	4,899
Unearned revenue	2,678	3,573
Deferred maintenance	10,910	13,121

Total current liabilities	55,275	100,659
Convertible debentures, net of current portion	—	3,837
Bank borrowings, net of current portion	—	390
Other non-current liabilities	4,390	11,426

Total liabilities	59,665	116,312
Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 34,522 and 33,951 shares issued and outstanding as of December 31, 2005 and 2004, respectively	3	3
Additional paid-in capital	1,215,256	1,214,619
Accumulated other comprehensive income (loss)	93	(172)
Accumulated deficit	(1,225,075)	(1,186,109)

Total stockholders’ equity (deficit)	(9,723)	28,341

Total liabilities and stockholders’ equity (deficit)	$49,942	$144,653

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS

	Years Ended December 31,

	2005	2004	2003

		(Restated,
		See Note 1)
	(In thousands, except per share amounts)
Revenues:
Software licenses	$14,721	$26,883	$30,230
Services	45,400	51,121	57,851

Total revenues	60,121	78,004	88,081
Cost of revenues:
Cost of (credit for) software licenses	(38)	1,303	2,561
Cost of services	21,931	24,978	25,708

Total cost of revenues	21,893	26,281	28,269

Gross profit	38,228	51,723	59,812
Operating expenses:
Research and development	13,831	18,024	21,067
Sales and marketing	16,208	27,340	26,394
General and administrative	9,479	9,538	9,790
Litigation settlement costs	—	—	4,250
Goodwill write-offs and amortization	31,368	—	886
Restructuring (reversals) charges	(462)	(23,545)	35,356
Business combination charges	2,817	—	—

Total operating expenses	73,241	31,357	97,743

Operating (loss) income	(35,013)	20,366	(37,931)
Interest (expense) income, net	(10,094)	(629)	803
Income (expense) from derivatives	11,346	(2,421)	—
Loss on debt extinguishment	(6,967)	—	—
Other income (expense), net	(849)	941	2,096

Income (loss) before benefit (provision) for income taxes	(41,577)	18,257	(35,032)
Benefit (provision) for income taxes	2,611	309	(439)

Net income (loss)	$(38,966)	$18,566	$(35,471)

Basic net income (loss) per share	$(1.14)	$0.55	$(1.08)

Diluted net income (loss) per share	$(1.14)	$0.54	$(1.08)

Shares used in computing basic net income (loss) per share	34,228	33,539	32,800

Shares used in computing diluted net income (loss) per share	34,228	34,321	32,800

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)

	Common Stock
				Accumulated			Total
			Additional	Other			Stockholders’
			Paid-in	Comprehensive	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	(Deficit)

	(In thousands)
Balances as of December 31, 2002	32,439	$3	$1,210,797	$37	$(1,169,204)		$41,633
Comprehensive income:
Net loss	—	—	—	—	(35,471)	$(35,471)	(35,471)
Unrealized investment gain, less reclassification adjustment for gains (losses) included in net loss	—	—	—	(86)	—	(86)	(86)

Total comprehensive loss						$(35,557)

Issuance of common stock under employee stock purchase plan	365	—	863	—	—		863
Issuance of common stock from exercise of options	369	—	669	—	—		669
Stock-based compensation charge	25	—	342	—	—		342

Balances as of December 31, 2003	33,198	$3	$1,212,671	$(49)	$(1,204,675)		$7,950
Comprehensive income:
Net income (restated, see Note 1)	—	—	—	—	18,566	$18,566	18,566
Foreign currency translations	—	—	—	(116)	—	(116)	(116)
Unrealized investment gain, less reclassification adjustment for gains (losses) included in net income	—	—	—	49	—	49	49
Reclassification adjustment	—	—	56	(56)	—	—	—

Total comprehensive income (restated, see Note 1)						$18,499

Issuance of common stock under employee stock purchase plan	443	—	1,296	—	—		1,296
Issuance of common stock from exercise of options	304	—	615	—	—		615
Stock-based compensation charge (reversal)	6	—	(19)	—	—		(19)

Balances as of December 31, 2004 (restated, see Note 1)	33,951	3	1,214,619	(172)	(1,186,109)		28,341
Comprehensive loss:
Net loss	—	—	—	—	(38,966)	$(38,966)	(38,966)
Foreign currency translations	—	—	—	265	—	265	265

Total comprehensive loss						$(38,701)

Issuance of common stock under employee stock purchase plan	516	—	512	—	—		512
Issuance of common stock from exercise of options	55	—	125	—	—		125

Balances as of December 31, 2005	34,522	$3	$1,215,256	$93	$(1,225,075)		$(9,723)

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Years Ended December 31,

	2005	2004	2003

		(Restated,
		See Note 1)
	(In thousands)
Cash flows from operating activities:
Net income (loss)	$(38,966)	$18,566	$(35,471)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	1,231	3,672	11,261
Stock-based compensation charge (reversal)	—	(19)	342
Provision for (release of) doubtful accounts and reserves	(678)	(1,466)	(812)
Amortization of prepaid royalties	70	613	1,167
(Gain) loss on cost method investments	(1,117)	517	385
Loss on sale or abandonment of fixed assets	117	—	—
Impairment of assets	—	(96)	—
Amortization and write-offs of goodwill and other intangibles	31,368	—	886
Loss on debt extinguishment	6,967	—	—
Non-cash restructuring reversals	—	(24,855)	(457)
(Gain) loss on revaluation of embedded derivatives and warrants	(11,346)	2,422	—
Amortization of discount and revaluation of convertible notes	9,422	401	—
Changes in operating assets and liabilities, net of effects from acquired business:
Accounts receivable	2,408	2,476	8,349
Prepaid expenses and other current assets	248	2,501	1,621
Other non-current assets	228	600	1,909
Accounts payable and accrued expenses	(6,970)	(2,237)	(8,135)
Restructuring accrual	(26,908)	(37,788)	7,489
Unearned revenue and deferred maintenance	(3,921)	(6,989)	(11,653)
Other non-current liabilities	(54)	(168)	—

Net cash used for operating activities	(37,901)	(41,850)	(23,119)
Cash flows from investing activities:
Purchase of property and equipment	(142)	(730)	(131)
Proceeds from sale of assets	26	—	186
Sales/maturity of short-term investments	—	—	27,342
Purchase of short-term investments	—	—	(2,917)
Purchase of long-term investments	—	(100)	(2,729)
Sales/maturity of long-term investments	—	624	3,403
Proceeds from sale of cost method investments	590	—	—
Transfer (to) from restricted cash/investments	22,259	(4,428)	(3,123)
Proceeds from dividends on equity investments	1,101	795	—

Net cash provided by (used for) investing activities	23,834	(3,839)	22,031
Cash flows from financing activities:
Proceeds from bank line of credit and term debt borrowings	35,000	89,076	2,000
Repayments of bank line of credit and term debt borrowings	(55,638)	(96,994)	(1,051)
Proceeds from issuance of convertible debt, net	—	14,887	—
Repayment of convertible debt	(3,199)	—	—
Proceeds from issuance of common stock, net	637	1,911	1,529

Net cash (used in) provided by financing activities	(23,200)	8,880	2,478
Effect of exchange rates on cash and cash equivalents	265	(116)	—

Net (decrease) increase in cash and cash equivalents	(37,002)	(36,925)	1,390
Cash and cash equivalents, beginning of year	41,851	78,776	77,386

Cash and cash equivalents, end of year	$4,849	$41,851	$78,776

Supplemental cash flow disclosures:
Cash paid for interest	$873	$99	$199

Cash (refunded) paid for income taxes	$(445)	$426	$1,263

The accompanying notes are an integral part of these consolidated financial statements.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements
December 31, 2005
Note 1 — Organization and Summary of Significant Accounting Policies

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
      As discussed in Note 9, in September 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that it was not in compliance with the Minimum Bid Price Rule, and that it would be provided 180 calendar days (or until March 6, 2006) to regain compliance. Because of this non-compliance and in order to complete the share issuance for the stock for debt exchange without violating applicable listing standards, the Company delivered to Nasdaq a notification of voluntarily delisting of its common stock from the Nasdaq National Market, and its common stock was delisted from the Nasdaq National Market effective March 8, 2006. Accordingly, the last day of trading on the Nasdaq National Market was March 7, 2006. Quotations for BroadVision’s common stock are currently available through the “Pink Sheets” under the trading symbol “BVSN”, and the Company anticipates that such quotations will continue to be available.

Restatement
      As discussed more fully in Note 5, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, the Company made a determination that the convertible debentures entered into in 2004 included an embedded derivative that should be valued under the provisions of SFAS 133. The Company had previously determined that convertible debentures were conventional under the provisions of EITF 00-19. Therefore, the Company has restated its operating results for the three-month period and year ended December 31, 2004, and restated its operating results for the three-month periods ended March 31, June 30 and September 30, 2005. See Notes 5 and 12.
      The following tables outline the effects of the restatements described above for the periods that have been previously reported by the Company (in thousands, except per share data).
      As of and for the Twelve Months (Fiscal Year) Ended:

	December 31, 2004

	Previously
	Reported	Restated

Interest expense, net	$(228)	$(629)
Income (expense) from derivatives	$(753)	$(2,421)
Net income	$20,635	$18,566
Basic net income per share	$0.62	$0.55
Diluted net income per share	$0.60	$0.54
Total liabilities	$114,243	$116,312
Total stockholders’ equity	$30,410	$28,341

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      As of and for the Three Months Ended (unaudited):

	December 31, 2004		March 31, 2005		June 30, 2005		September 30, 2005

	Previously		Previously		Previously		Previously
	Reported	Restated	Reported	Restated	Reported	Reported	Restated	Restated

Interest expense, net	$(516)	$(917)	$(744)	$(1,723)	$(1,090)	$(2,532)	$(1,002)	$(2,073)
Income (expense) from derivatives	$(753)	$(2,421)	$2,517	$7,991	$997	$2,257	$698	$794
Net (loss) income	$(386)	$(2,455)	$2,918	$7,413	$(2,914)	$(3,095)	$(14,538)	$(15,512)
Basic net (loss) income per share	$(0.01)	$(0.07)	$0.09	$0.22	$(0.09)	$(0.09)	$(0.42)	$(0.45)
Diluted net (loss) income per share	$(0.01)	$(0.07)	$0.07	$0.19	$(0.09)	$(0.09)	$(0.42)	$(0.45)
Total liabilities	$114,243	$116,312	$85,099	$82,673	$75,424	$73,179	$50,963	$49,674
Total stockholders’ equity	$30,410	$28,341	$33,743	$36,167	$30,959	$33,205	$16,480	$17,749

Basis of Presentation
      The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities in the normal course of business. The Company faces liquidity challenges. At December 31, 2005, the Company’s current liabilities exceeded its current assets by approximately $35.9 million (negative working capital) resulting in a working capital ratio of approximately 0.35 to 1.0. Subsequent to December 31, 2005, the Company’s Chairman, Chief Executive Officer, converted the debt of $20.5 million to Common Stock as described in Note 5. This will improve the working capital of the Company. The Company’s liquidity situation has also improved since the end of 2005 for reasons that include the effects of operating expense reductions, accounts receivable collections and maintenance contract renewals. Based on the Company’s current liquidity position, the Company’s analysis of the components of its current assets and liabilities, the Company’s actual financial results for the first quarter of 2006 and the Company’s internal financial forecast for the balance of the year, the Company currently expects to be able to fund its working capital requirements through at least the end of 2006 from its existing cash and cash equivalents and its anticipated cash flows from operations and subleases. The Company’s Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon the Company’s request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to the Company’s ability to continue as a going concern. If unanticipated events or circumstances occur, the Company may be required to seek additional capital and/or further reduce spending, which could have a material adverse effect on the Company’s ability to achieve its business objectives and continue as a going concern.

Principles of Consolidation
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

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Use of Estimates
      The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to collectibility of customer accounts, the value assigned to and estimated useful lives of long-lived assets, the realizability of goodwill and tax assets, contingent liabilities and the valuation of equity securities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from estimates.

Revenue Recognition

Overview
      The Company’s revenue consists of fees for licenses of the Company’s software products, and related maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of Central Processing Units (“CPUs”) utilized by the machine on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product are differentiated between licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis do not differentiate between development and deployment usage. The Company’s revenue recognition policies are in accordance with Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”) and SAB 104, Revenue Recognition (“SAB 104”).
      The Company licenses its products through its direct sales force and indirectly through resellers. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant its resellers the right of return. Revenue generated under reseller agreements is recognized upon obtaining evidence of the resale of the license rights from the reseller to one or more end users and meeting all other revenue criteria.
      The Company recognizes license revenue using the residual method pursuant to the requirements of SOP 97-2, as amended by SOP 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on objective evidence, generally as priced when sold separately, which is specific to the Company. The Company limits its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
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

Services Revenue
      Consulting services revenues and customer training revenues are recognized as such services are performed. Where applicable, work performed is determined based upon a cost-based, percentage-of-completion method. Revenues recognized in advance of customer billings are generally not significant. Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to the Company’s products, are deferred and recognized ratably over the related agreement period, generally twelve months.
      The Company’s consulting services, which consist of consulting, maintenance and training, are delivered through BroadVision Global Services (BVGS). Services that the Company provides are not essential to the functionality of the software. In accordance with EITF 01-14, which the Company adopted as of January 1, 2002, the Company records reimbursement by its customers for out-of-pocket expenses as an increase to services revenues.

Cash, Cash Equivalents and Short-Term Investments
      We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term cash investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash investments that serve as collateral for financial instruments such as letters of credit are classified as restricted. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current. A letter of credit of $2.0 million secured by an equal amount of restricted cash is available to the landlord and secures certain facilities leases as more fully described in Note 8.
      Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total short-term and long-term investment unrealized gains (losses) was $49,000 as of December 31, 2003. Total realized gains during fiscal years 2005 and 2004 were $1.4 million and $573,000, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Our cash and cash equivalents, short-term investments and long-term investments consisted of the following as of December 31, 2005 and 2004 (in thousands):

					Classified on Balance Sheet as:

							Restricted
						Restricted	Cash and
	Purchase/	Gross	Gross		Cash and	Cash and	Investments,
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Investments,	Non-
	Cost	Gains	Losses	Fair Value	Equivalents	Current	Current

As of December 31, 2005:
Cash and certificates of deposit	$6,027	$—	$—	$6,027	$4,030	$—	$1,997
Money market	819	—	—	819	819	—	—

Total	$6,846	$—	$—	$6,846	$4,849	$—	$1,997

As of December 31, 2004:
Cash and certificates of deposit	$55,240	$—	$—	$55,240	$30,984	$21,933	$2,323
Money market	10,867	—	—	10,867	10,867	—	—

Total	$66,107	$—	$—	$66,107	$41,851	$21,933	$2,323

Research and Development and Software Development Costs
      Under the criteria set forth in Statement of Financial Accounting Standards (“SFAS”) No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any costs related to the development of software for external use.

Advertising Costs
      Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, amounted to $68,000, $82,000, and $122,000 in 2005, 2004, and 2003, respectively.

Prepaid Royalties
      Prepaid royalties relating to purchased software to be incorporated and sold with the Company’s software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Allowances and Reserves
      Occasionally, the Company’s customers experience financial difficulty after the Company records the sale but before payment has been received. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. The Company’s normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of the Company’s customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required. Losses from customer receivables in the three-year period ended December 31, 2005, have not be significant.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Restructuring
      Through December 31, 2005, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring charges were taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of the Company’s workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges.
      The Company accounts for severance and benefits termination costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”), for exit or disposal activities initiated on or prior to December 31, 2002. Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities. The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities (“SFAS 146”). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan.
      Prior to the adoption on January 1, 2003 of SFAS 146, the Company accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination (“EITF 88-10”). Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.
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

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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

Property and Equipment
      Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (generally two years for software, three years for computer equipment and four years for furniture and fixtures). Leasehold improvements are amortized over the lesser of the remaining life of the lease term or their estimated useful lives. Depreciation and amortization expense for the years ended December 31, 2005, 2004 and 2003 was $1.2 million, $3.7 million, and $11.3 million, respectively. In 2005, the Company recorded a loss on sale or abandonment of fixed assets of $117,000. In 2004, the Company recorded asset impairments in connection with the settlements reached with several landlords for termination of leases, including transferring ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords. The Company recorded asset impairments of approximately $515,000 during fiscal 2003 in connection with the Company’s restructuring plan, which are included in the restructuring charge recorded in the Company’s Consolidated Statement of Operations.

Valuation of Long-Lived Assets
      The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment.
      In the quarter ended September 30, 2005, the Company recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of SFAS 142. As of September 30, 2005, the Company performed Step 1 under the provisions of SFAS 142 by determining that it has a single reporting unit and then comparing its net book value to its market capitalization based upon the quoted market price of its stock. Based upon the results of Step 1 and as permitted under SFAS 142, the Company estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of its third quarter financial statements, the Company obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2005, the Company performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2005.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Fair Value of Financial Instruments
      The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Employee Stock Option and Purchase Plans
      The Company accounts for employee stock-based awards in accordance with the provisions of APB Opinion 25, Financial Accounting Standards Board Interpretation No. 44 (FIN 44), Accounting for Certain Transactions Involving Stock Compensation — an Interpretation of APB Opinion 25, and related interpretations. As such, compensation expense is recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS 123, Accounting for Stock-Based Compensation (“SFAS 123”), the Company discloses the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (EITF) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services.
      The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. In accordance with APB Opinion 25, it applies the intrinsic value method in accounting for employee stock options. Accordingly, the Company generally recognizes no compensation expense with respect to stock-based awards to employees.
      In anticipation of the pending reporting requirements under the accounting standard Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (“SFAS 123(R)”), the Company’s Board of Directors, on November 29, 2005, unanimously approved accelerating on November 29, 2005, the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company’s common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share. The following table summarizes the options for which vesting was accelerated:

	Aggregate
	Number of
	Common Shares
	Issuable Under	Weighted Average
	Accelerated Stock	Exercise Price
	Options	per Share

Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87

Total Directors and Named Executive Officers	514,067	2.89
Total All Other Employees	610,707	2.97

Total	1,124,774	2.94

      The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the Company’s statement of operations as required under the provisions of SFAS 123(R), which was effective as of January 1, 2006.
      For the year ended December 31, 2004, the Company recorded compensation income of $19,000 as a result of a vesting modification of a grant to a third-party consultant common stock in the Company. During the year ended December 31, 2003, the Company recorded compensation expense of $342,000 as a result of granting a third-party consultant shares of its common stock and a vesting modification to a grant for a

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
terminated employee. The compensation charge was calculated using the Black-Scholes model. Of the total charge, $131,000 was recorded in general and administrative expense, $67,000 was recorded in sales and marketing expense and the remaining $144,000 was related to employees terminated under the Company’s restructuring plan and therefore included in the restructuring charge.
      On February 7, 2002, the Board of Directors approved an increase by an amount not to exceed 5% of the number of shares outstanding for issuance under the Company’s Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock equivalent to a percentage of the employee’s earnings, not to exceed 15%, at a price equal to 85% of the fair market value of the common stock at dates specified by the Board of Directors as provided in the Plan. Under the Purchase Plan, the Company issued approximately 516,412, 443,401, and 365,049 shares to employees in the years ended December 31, 2005, 2004 and 2003, respectively. Under SFAS 123, compensation cost is recognized for the fair value of the employees’ purchase rights, which was estimated using the Black-Scholes option pricing model with no expected dividends, an expected life of approximately 12 months, and the following weighted-average assumptions:

	Years Ended December 31,

	2005	2004	2003

Risk-free interest rate	3.84%	3.61%	0.9%
Volatility	89%	108%	118%
      The weighted-average fair value of the purchase rights granted in the years ended December 31, 2005, 2004, and 2003, was $0.82, $4.04, and $1.22, respectively.
      The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Years Ended December 31,

	2005	2004	2003

Expected life	7.4 years	3.5 years	3.5 years
Risk-free interest rate	4.12%	3.61%	2.97%
Volatility	21%	108%	118%
      We have determined pro forma information regarding net income (loss) and earnings per share as if we had accounted for employee stock options under the fair value method as required by SFAS 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. See Note 9 of Notes to Consolidated Financial Statements. Had compensation cost for the Company’s stock option plan and employee stock purchase plan been determined consistent with SFAS 123, the Company’s

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
reported net income (loss) and net earnings (loss) per share would have been changed to the amounts indicated below (in thousands except per share data):

	Years Ended December 31,

	2005	2004	2003

		(Restated)
Net income (loss), as reported	$(38,966)	$18,566	$(35,471)
Add: Stock-based compensation (income) expense included in reported net loss, net of related tax effects	—	(19)	342
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,263)	(4,545)	(9,275)

Pro forma net income (loss)	$(41,229)	$14,002	$(44,404)

Net income (loss) per share:
Basic — as reported	$(1.14)	$0.55	$(1.08)

Basic — pro forma	$(1.20)	$0.42	$(1.35)

Diluted — as reported	$(1.14)	$0.54	$(1.08)

Diluted — pro forma	$(1.20)	$0.41	$(1.35)

Reverse Stock Splits
      On July 24, 2002, the Company announced that its Board of Directors had approved a one-for-nine reverse split of its common stock. The reverse split was effective as of July 29, 2002. Each nine shares of outstanding common stock of the Company automatically converted into one share of common stock. The Company’s common stock began trading on a post-split basis at the opening of trading on the Nasdaq National Market on July 30, 2002.
      The accompanying consolidated financial statements and related financial information contained herein have been retroactively restated to give effect for the July 2002 reverse stock split.

Earnings Per Share Information
      Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method. The following table sets forth the basic and diluted net income (loss) per share computational data for the periods presented. Excluded from the computation of diluted loss per share for the years ended December 31, 2003, are 1,231,000 common

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
share equivalents related to options and warrants to acquire shares of common stock because their effects would be anti-dilutive.

	Years Ended December 31,

	2005	2004	2003

	(In thousands, except
	per share amounts)
		(Restated)
Net income (loss)	$(38,966)	$18,566	$(35,471)

Weighted-average common shares outstanding to compute basic income (loss) per share	34,228	33,539	32,800
Weighted-average common equivalent shares from outstanding common stock options and warrants	—	782	—

Total weighted-average common and common equivalent shares outstanding to compute diluted loss per share	34,228	34,321	32,800

Basic income (loss) per share	$(1.14)	$0.55	$(1.08)

Diluted income (loss) per share	$(1.14)	$0.54	$(1.08)

      In the years ended December 31, 2005 and 2003, 6,802,000 and 4,747,000 common shares, respectively, issuable upon the exercise of stock options and warrants were excluded from the above earnings per share calculations as their effect was anti-dilutive. In addition, in the year ended December 31, 2005, approximately 5.6 million common shares issuable upon conversion of the Notes were excluded from the above earnings per share calculation as their effect was anti-dilutive.
      Subsequent to December 31, 2005, the Company issued 34.5 million shares of common stock in connection with the cancellation of the Notes. See further discussion at Note 12.

Foreign Currency Transactions
      During fiscal 2004, the Company changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Consolidated Statements of Operations. A translation loss of $116,000 was recorded in the year ended December 31, 2004, and a translation gain of $265,000 was recorded in the year ended December 31, 2005.

Comprehensive Income (Loss)
      Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders’ Equity (Deficit). Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder’s equity (deficit) in the accompanying Consolidated Balance Sheets. The

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
accumulated balances for each classification of comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Unrealized	Foreign	Accumulated
	Gain (Loss) in	Currency	Other
	Available-for-Sale	Translation	Comprehensive
	Securities	and Other	Income (Loss)

Balance, December 31, 2002	$37	$—	$37
Net change during period	(86)	—	(86)

Balance, December 31, 2003	(49)	—	(49)
Net change during period	49	(172)	(123)

Balance, December 31, 2004	—	(172)	(172)
Net change during period	—	265	265

Balance, December 31, 2005	$—	$93	$93

Income Taxes and Deferred Tax Assets
      Income taxes are computed using an asset and liability approach, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company’s consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, are not expected to be realized.
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

Segment and Geographic Information
      The Company operates in one segment, electronic commerce business solutions. The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

Reclassifications
      Certain prior period balances have been reclassified to conform to the current period presentation.

New Accounting Pronouncements
      In December 2004, the FASB issued SFAS 123(R), which replaces SFAS 123 and supersedes APB 25. SFAS 123(R) requires all share-based payments to employees, including grants of employee stock options, to be recognized in the financial statements based on their fair values beginning with the first interim or annual period beginning after June 15, 2005, with early adoption encouraged. In March 2006, the SEC released SEC Staff Accounting Bulletin No. 107, Share Based Payment (“SAB 107”). SAB 107 provides the SEC Staff’s position regarding the application of SFAS 123(R) and certain SEC rules and regulations, and also provides the Staff’s views regarding the valuation of share-based payment arrangements for public companies. The pro

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
forma disclosures previously permitted under SFAS 123 no longer will be an alternative to financial statement recognition. Under SFAS 123(R), the Company must determine the appropriate fair value model to be used for valuing share-based payments, the amortization method for compensation cost and the transition method to be used at date of adoption. The transition methods include prospective and retroactive adoption options. The Company adopted SFAS 123(R), utilizing the modified prospective method, in the first quarter of fiscal 2006, and such adoption will require the Company to record compensation expense in its 2006 consolidated financials statements and forward based upon the fair value of future stock option grants using the Black-Scholes model and the vesting in those periods. The impact on future operating results and financial condition will be affected by changes in its stock price, as well as assumptions regarding a number of complex and subjective variables and the related tax impact. These variables include, but are not limited to, the Company’s stock price volatility and employee stock option exercise behaviors.
      In December 2004, the FASB issued SFAS No. 153 (SFAS 153), “Exchanges of Nonmonetary Assets, an amendment of APB Opinion No. 29, Accounting for Nonmonetary Transactions.” SFAS 153 eliminates the exception from fair value measurement for nonmonetary exchanges of similar productive assets in paragraph 21(b) of APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, and replaces it with an exception for exchanges that do not have commercial substance. SFAS 153 specifies that a nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. SFAS 153 is effective for periods beginning after June 15, 2005. The Company does not expect that adoption of SFAS 153 will have a material effect on its consolidated financial position, consolidated results of operations, or liquidity.
      In March 2005, the FASB issued Interpretation No. (FIN) 47, Accounting for Conditional Asset Retirement Obligations (“FIN 47”), to clarify the requirement to record liabilities stemming from a legal obligation to clean up and retire fixed assets, such as a plant or factory, when an asset retirement depends on a future event. The Company evaluated the requirements of FIN 47 and concluded that the application of FIN 47 does not have a material impact on its results of operations or financial position.
      In May 2005, the FASB issued SFAS No. 154 that establishes new standards on accounting for changes in accounting principles. Pursuant to the new rules, all such changes must be accounted for by retrospective application to the financial statements of the prior periods unless it is impracticable to do so. SFAS No. 154 completely replaces Accounting Principles Bulletin (APB) Opinion 20 and SFAS 3, though it carries forward the guidance in those pronouncements with respect to accounting for changes in estimates, changes in the reporting entity, and the correction of errors. This statement is effective for accounting for changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement did not have a material impact on the Company’s consolidated financial position, results of operations or liquidity.
      In June 2005, the Emerging Issues Task Force (EITF) issued No. 05-06, Determining the Amortization Period for Leasehold Improvements (“EITF 05-6”). The pronouncement requires that leasehold improvements acquired in a business combination or purchase, significantly after the inception of the lease, be amortized over the lesser of the useful life of the asset or the lease term that includes reasonably assured lease renewals as determined on the date of the acquisition of the leasehold improvement. This pronouncement should be applied prospectively effective January 1, 2006. The Company does not expect the adoption of EITF 05-6 to have a material effect on its consolidated financial position, results of operations or cash flows.
      In July 2005, the Financial Accounting Standards Board (FASB) issued an Exposure Draft of a proposed Interpretation “Accounting for Uncertain Tax Positions — an interpretation of FASB Statement No. 109.” Under the proposed Interpretation, a company would recognize in its financial statements its best estimate of the benefit of a tax position, only if the tax position is considered probable of being sustained on audit based solely on the technical merits of the tax position. In evaluating whether the probable recognition threshold has been met, the proposed Interpretation would require the presumption that the tax position will be evaluated

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
during an audit by taxing authorities. The proposed Interpretation would be effective as of the beginning of the first fiscal year ending after December 15, 2006, with a cumulative effect of a change in accounting principle to be recorded upon the initial adoption. The proposed Interpretation would apply to all tax positions and only benefits from tax positions that meet the probable recognition threshold at or after the effective date would be recognized. The Company is currently analyzing the proposed Interpretation and has not determined its potential impact on its Consolidated Financial Statements. While the rules in the final Interpretation cannot be predicted with certainty, there is risk that the final Interpretation could result in a cumulative effect charge to earnings upon adoption, increases in future effective tax rates, and/or increases in future interperiod effective tax rate volatility.
      In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140 (“SFAS 155”). SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to, among other things, clarify or amend provisions regarding the fair value measurement of financial instruments with embedded derivatives and the recording of interests in securitized financial assets. SFAS 155 will be effective for all financial instruments acquired or issued after January 1, 2007. The Company is currently analyzing SFAS 155 and has not determined its potential impact on its Consolidated Financial Statements.
      In March 2006, the FASB issued SFAS No. 156 (“FAS 156”), “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our financial position or results of operations.
Note 2 — Property and Equipment

	December 31,

	2005	2004

	(In thousands)
Furniture and fixtures	$2,791	$4,036
Computer and software	32,705	49,258
Leasehold improvements	6,219	6,086

	41,715	59,380
Less accumulated depreciation and amortization	(39,381)	(55,814)

Total property and equipment, net	$2,334	$3,566

      Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (generally two years for software, three years for computer equipment and four years for furniture and fixtures). Depreciation and amortization expense for the years ended December 31, 2005, 2004, and 2003 was $1.2 million, $3.7 million, and $11.3 million, respectively. In 2005, the Company reduced the cost and accumulated depreciation of property and equipment by $17.9 million to write off fully-depreciated assets as a result of a detailed review of assets during the year.
      In 2004, the Company transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to previous landlords as a part of a settlement relating to future real estate

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
obligations. The Company recorded asset impairments of approximately $515,000 during fiscal 2003 in connection with the Company’s restructuring plan, which is included in the Company’s restructuring charge recorded in the Company’s Consolidated Statement of Operations.
Note 3 — Goodwill
      The Company adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment.
      In the quarter ended September 30, 2005, the Company recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”). As of September 30, 2005, the Company performed Step 1 under the provisions of SFAS 142 by determining that it has a single reporting unit and then comparing its net book value to its market capitalization based upon the quoted market price of its stock. Based upon the results of Step 1 and as permitted under SFAS 142, the Company estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, the Company obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate (recognized as an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2005, the Company performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2005.
      The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value of the Company, the Company made estimates and judgments about future revenues and cash flows. The Company’s forecasts were based on assumptions that are consistent with the plans and estimates the Company is using to manage the business. Changes in these estimates could change the Company’s conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge in future periods.
      Upon adoption of SFAS 141 and 142 in the year ended December 31, 2003, the Company no longer amortizes its non-technology based intangible asset, or assembled workforce. Amortization expense for completed technology intangibles was $886,000 in 2003. As of December 31, 2003, completed technology intangibles had been fully amortized.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 4 — Accrued Expenses
      Accrued expenses consisted of the following:

	December 31,

	2005	2004

	(In thousands)
Employee benefits	$1,048	$1,253
Commissions and bonuses	533	1,334
Sales and other taxes	3,885	5,085
Restructuring	5,533	26,292
Other	5,091	6,781

Total accrued expenses	$16,090	$40,745

Note 5 — Bank Borrowings, Convertible Debentures and Other Non-Current Liabilities

Bank Borrowings
      Bank borrowings consist of the following:

	December 31,

	2005	2004

	(In thousands)
Revolving line of credit borrowings	$—	$20,000
Term debt	389	1,027

Total bank borrowings	389	21,027
Less: Current portion of bank borrowings	(389)	(20,637)

Bank borrowings, net of current portion	$—	$390

      We have maintained various credit facilities with a commercial lender:

•	During the three years ended December 31, 2005, we maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender. In June 2005, we entered into a $20 million renewed and amended loan and security agreement with the lender that made more stringent the requirements we must meet in order to access the credit facility. We were not in compliance with these new requirements as of December 31, 2005, and the loan and security agreement expired in February 2006. The agreement required us to maintain certain levels of unrestricted cash and cash equivalents (excluding equity investments), and to maintain certain levels on deposit with the lender. At December 31, 2004, $20.0 million was outstanding under the line of credit. As of December 31, 2005, there was no outstanding balance on the line of credit. Borrowings bear interest at the bank’s prime rate (7.25% as of December 31, 2005 and 5.25% as of December 31, 2004) plus up to 1.25% and were collateralized by all of our assets. Interest was due monthly and principal was due at the expiration in February 2006.

•	We have entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. Principal payments of $389,000 are due in 2006. As of December 31, 2005, the entire balance of $389,000 was classified as currently due.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Convertible Debentures
      Convertible debentures consisted of the following:

	December 31,

	2005	2004

		(Restated)
	(In thousands)
Convertible debentures, 6% coupon	$20,535	$16,000
Discount on convertible debentures	—	(8,805)
Embedded derivatives	—	6,856

Convertible debentures, net of discount	20,535	14,051
Less: Current portion of convertible debentures	(20,535)	(10,214)

Convertible debentures, net of current portion	$—	$3,837

      In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of senior secured convertible notes (the “Notes”) to five institutional investors. Under the terms of the definitive agreement, the Company issued an initial $16.0 million of Notes that were convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share, subject to adjustment in certain defined circumstances, including dilutive equity issuances. The Notes bear interest at a rate of six percent per annum, and the Company was originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. Payments of future principal and interest could have been made in either cash or, upon satisfaction of various conditions set forth in the Notes, shares of BroadVision common stock based upon a price of 92% of the trading price of BroadVision common stock immediately prior to issuance. However, because we did not satisfy the conditions required to make payments in stock, we were required to use cash to satisfy our payment obligations under the Notes. In connection with the Notes, the Company also issued rights to purchase an additional $4 million of convertible notes with the same terms as the Notes (the “Additional Investment Rights”) through July 10, 2005. Certain principal payments that were due in the year ended December 31, 2005, were deferred at the election of the investors for a period of eighteen months under the terms of the Notes.
      Upon issuance, the Company concluded that the Notes were conventional debt under the provisions of EITF 00-19, “Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock”, and therefore no embedded derivatives required valuation under SFAS 133, “Accounting for Derivative Instruments and Hedging Activities”. Subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, the Company concluded that the Notes were non-conventional under the provisions of EITF 00-19, and the conversion feature of the Notes (the “Conversion Feature”) should be valued under the provisions of SFAS 133 as embedded derivatives. The Company’s subsequent determination was based upon certain provisions of the Notes under which the number of common shares into which the Notes were convertible was subject to adjustment, and therefore the number of issuable shares was not fixed. Further, although the settlement of the conversion option does not require physical settlement by delivery of registered shares, the Company is required to pay an effectiveness penalty of one percent (1%) per month upon failure to deliver registered shares. Because this penalty has no cap and therefore may exceed the difference in value between registered and unregistered shares as outlined under EITF 00-19, the Company concluded that the Conversion Feature and the Additional Investment Rights should be bifurcated as derivatives under SFAS 133 and recorded as liabilities on the date of issuance. Further, the Company subsequently determined that the Additional Investment Rights represent an additional derivative, which should be accounted for under SFAS 133. As discussed in Note 1, the accompanying financial statements for 2004 and certain interim periods in 2004 and 2005 have been restated to correct errors pertaining to the accounting for the foregoing derivative instruments.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      In conjunction with the issuance of the Notes, the Company issued warrants to purchase 1,739,130 shares of common stock. See Note 9. The warrants were exercisable beginning in May 2005, have a strike price of $3.58 per share (subject to adjustment in certain defined circumstances), and have a five-year life. The warrants have also been accounted for as a derivative under SFAS 133.
      The warrants, Conversion Feature and Additional Investment Rights were valued at the date of issuance using the Black-Scholes model. The $16.0 million proceeds from the issuance of the Notes were allocated as follows (in thousands).

Convertible debentures, at face value	$16,000
Less: Discount	(9,629)

Convertible debentures, net of discount	6,371
Embedded derivatives:
Conversion Feature	4,518
Additional Investment Rights	670
Warrants	2,906
Issuance costs	1,535

Total proceeds	$16,000

      The Company is recording the difference between the face value and discounted amount as additional interest expense over the estimated life of the debentures using the effective interest method. The warrants, the Conversion Feature and the Additional Investment Rights were revalued each reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations. In December 2005, the Notes were deemed to be extinguished and reissued. See further discussion below. Gains (losses) on the revalution of the warrants (including the warrants from the real estate buyout discussed in Note 9) and the conversion feature were recorded as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

		(Restated)
Warrants related to the Notes	$3,337	$(97)	$—
Warrants related to real estate buyout	1,285	(656)	—
Conversion Feature	5,857	(1,471)	—
Additional Investment Rights	867	(197)	—

Income (expense) from derivatives	$11,346	$(2,421)	$—

      The following table includes the assumptions used to value the Conversion Feature and the Additional Investment Rights at issuance and at December 31, 2004:

	Conversion		Additional
	Feature		Investment Rights

	At		At
	Dec. 31,	At	Dec. 31,	At
	2004	Issuance	2004	Issuance

Exercise price (per share)	$2.76	$2.76	$2.76	$2.76
Contractual term (years)	1.58	1.72	0.66	0.52
Volatility	0.75	0.73	0.75	0.73
Risk-free interest rate	3.08%	2.82%	3.08%	2.82%

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table includes the assumptions used to value the warrants at issuance, at December 31, 2004 and at December 31, 2005:

	At Dec. 31
			At
	2005	2004	Issuance

Exercise price (per share)	$3.58	$3.58	$3.58
Contractual term (years)	3.6	4.6	5.0
Volatility	0.84	1.08	1.12
Risk-free interest rate	4.28%	3.62%	3.79%
      In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes of approximately $201,000 that was due on October 1, 2005. Lack of timely payment became an event of default on October 8, 2005 after non-payment continued for a period of over five business days. The Company made the third quarter interest payment promptly after discovery of the nonpayment, on October 14, 2005. The event of default permitted each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note by delivering to the Company notice of such redemption, which redemption is required under the Notes to be paid within five business days after receipt of such redemption notice. If all of the noteholders had elected such redemption, the Company would have been obligated to pay within five business days after receipt of such election approximately $15.5 million in unpaid principal and interest. The accelerated repayment of all or any significant portion of such amount would have left the Company with insufficient working capital to conduct its business, and the Company did not have sufficient cash to meet such an accelerated repayment obligation. During the quarter ended December 31, 2005, the Company recorded a charge of $2.6 million in its Consolidated Statement of Operations, which represented the 20% increase in the redeemable debt premium.
      On October 25, 2005, the Company entered into an agreement with the noteholders under which the noteholders agreed not to require redemption of the Notes, including the 20% premium payable thereunder, prior to November 16, 2005.
      In November 2005, the Notes were purchased by Vector III, an entity affiliated with Vector, and subsequently on November 18, 2005, the Notes were in turn purchased by the Company’s President and Chief Executive Officer. On December 20, 2005, in order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. Because of the significant difference between the $0.45 per share exchange price and the $2.76 per share conversion price included in the Notes, the Company accounted for this transaction as a deemed extinguishment and reissuance of the Notes. A loss of $7.0 million was recorded in December 2005 under Accounting Principles Bulletin No. 26, Extinguishment of Debt, equal to fair value of the reissued Notes (which was determined to be the fair value of the underlying common shares into which the Notes were to be exchanged) less the carrying value of the extinguished Notes. The Notes are being carried at December 31, 2005, at fair value upon reissuance.
      The Notes were cancelled and the related shares issued in March 2006. Upon conversion, the carrying value of the Notes was recorded as paid-in capital, and Dr. Chen’s ownership of our common shares increased to approximately 59% (see Note 12).

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Other Non-Current Liabilities
      Other non-current liabilities consist of the following:

	December 31,

	2005	2004

	(In thousands)
Restructuring	$1,722	$7,871
Deferred maintenance and unearned revenue	2,334	3,148
Other	334	407

Total other non-current liabilities	$4,390	$11,426

Note 6 — Income Taxes
      The components of benefit (provision) for income taxes are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Current:
Federal	$660	$—	$—
State	(10)	(110)	(244)
Foreign	1,961	419	(195)

Total current	2,611	309	(439)
Deferred:
Federal	—	—	—
State	—	—	—

Total deferred	—	—	—

Income tax benefit (provision)	$2,611	$309	$(439)

      The differences between the benefit (provision) for income taxes computed at the federal statutory rate of 35% and the Company’s actual income tax benefit (provision) for the periods presented are as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Expected income tax benefit (provision)	$14,552	$(6,390)	$12,262
State income tax benefit (provision), net of federal tax benefit (provision)	662	(1,103)	1,683
California net operating loss reduction	—	—	(1,186)
Foreign taxes	(264)	(72)	(663)
Utilization of foreign net operating loss carryforwards	913	688	533
Valuation allowance changes affecting provision	(575)	7,521	(11,546)
Foreign losses not benefited	(952)	(322)	(1,542)
Non-deductible goodwill and intangible amortization	(10,806)	—	(355)
Tax credits	—	32	351
Other	(919)	(45)	24

Benefit (provision) for income taxes	$2,611	$309	$(439)

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The individual components of the Company’s deferred tax assets and liabilities are as follows (in thousands):

	December 31,

	2005	2004

Deferred tax assets:
Depreciation and amortization	$5,716	$11,701
Accrued liabilities	5,204	16,764
Capitalized research and development	2,748	4,748
Net operating losses	214,599	164,985
Tax credits	13,148	13,740
Unrealized loss on marketable securities	1,589	5,320

Total deferred tax assets	243,005	217,259
Less: valuation allowance	(243,005)	(217,259)

Net deferred tax assets	$—	$—

      The Company has provided a valuation allowance for all of its deferred tax assets as of December 31, 2005 and 2004, due to the uncertainty regarding their future realization. The total valuation allowance increased $25.7 million from December 31, 2004 to December 31, 2005 due primarily to net operating losses incurred. As of December 31, 2005, the Company had federal and state operating loss carryforwards of approximately $573.9 million and $152.2 million, respectively, available to offset future regular and alternative minimum taxable income. In addition, the Company had federal and state research and development credit carryforwards of approximately $11.1 million and $3.0 million, respectively, available to offset future tax liabilities. The Company’s federal net operating loss and tax credit carryforwards expire in the tax years 2006 through 2025, if not utilized. The state net operating loss carryforwards expire in the tax years 2006 through 2015. The state research and development credits can be carried forward indefinitely.
      Federal and state tax laws limit the use of net operating loss carryforwards in certain situations where changes occur in the stock ownership of a company. The Company believes such an ownership change, as defined, may have occurred and, accordingly, certain of the Company’s federal and state operating loss carryforwards may be limited in their annual usage.
      In accordance with SFAS 5, the Company maintains reserves for estimated income tax exposures for many jurisdictions when the exposure item becomes probable and estimable. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may differ materially from these estimates. As of December 31, 2005, the Company has recorded tax contingency reserves of approximately $1.3 million, which is included as a component of Accrued Expenses in the accompanying Consolidated Balance Sheet.
      Those earnings are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes or withholding taxes payable to the foreign country or both. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 7 — Commitments and Contingencies

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
      The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either December 31, 2005 or 2004. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases
      The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.
      A summary of total future minimum lease payments under noncancelable operating lease agreements, net of amounts under non-cancelable sublease agreements, is as follows (in millions):

Total Future
Payments

Years ending December 31,
2006	$3.5
2007	3.9
2008	2.1
2009	2.1
2010 and thereafter	4.1

Total minimum facilities payments	$15.7

      These future minimum lease payments are net of approximately $1.7 million of sublease income to be received under non-cancelable sublease agreements. As of December 31, 2005, we have accrued $6.8 million of estimated future facilities costs as a restructuring accrual. Included in this accrual is a Company purchase right of $4.5 million (discounted to its $4.2 million present value) that, upon exercise by the Company, would terminate approximately $9.1 million of future lease obligations through June 2012. See Note 8.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Rent expense for the years ended December 31, 2005, 2004 and 2003 was $3,187,000, $4,162,000 and $4,606,000, respectively.

Equity Investments
      In January 2000, the Company entered into a limited partnership agreement with a venture capital firm under which it was obligated to contribute capital based upon the periodic funding requirements. The total capital commitment was $2.0 million, of which $1.1 million had been contributed through December 31, 2003. In September 2004, the Company sold its interest in the partnership agreement for approximately $576,000 in cash and recorded a loss of approximately $230,000. That loss is included in “Other Income (Expense), net” in the accompanying Consolidated Statement of Operations. As a result of this sale, the Company’s obligation to make future capital contributions has been extinguished.

Standby Letter of Credit Commitments
      Commitments totaling $2.0 million and $24.3 million in the form of standby letters of credit were issued on the Company’s behalf from financial institutions as of December 31, 2005 and 2004, respectively, in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.

Legal Proceedings
      On June 10, 2004, Metropolitan Life Insurance Company (“MetLife”) filed a complaint in the Superior Court of the State of California, County of Los Angeles, naming the Company as a defendant. The complaint alleged that the Company was liable for unlawful detainer of premises leased from the plaintiff. The plaintiff thereafter filed a First Amended Complaint alleging that the Company no longer held possession of the premises but was in breach of the lease. In February 2005, MetLife and the Company reached agreement and executed documents regarding a settlement of the pending lawsuit under which the Company will pay MetLife an aggregate of $1,927,500 in consideration for termination of the lease, dismissal of the lawsuit and in full settlement of approximately $3.1 million of past and future lease obligations. This amount was accrued as a component of the restructuring accrual, and paid in three installment payments in February, May, and September 2005.
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
      On July 28, 2005, our representatives received copies of four complaints relating to purported class action lawsuits, each filed by an alleged holder of shares of BroadVision common stock and each filed in California Superior Court for the county of San Mateo. These complaints are captioned Gary Goberville, et al., vs. Pehong Chen, et al., Civ 448490, Cookie Schwartz, et al., vs. BroadVision, Inc., et al. , Civ 448516, Leon Kotovich, et al., vs. BroadVision, Inc., et al., Civ 448518 and Anthony Noblett, et al., vs. BroadVision, Inc., et al., Civ 448519. Each claim names our directors and BroadVision, Inc. as defendants, and each alleges that

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the director defendants violated their fiduciary duties to stockholders by, among other things, failing to maximize our value and ignoring, or failing to adequately protect against, certain purported conflicts of interest. Each complaint seeks, among other things, injunctive relief and damages in an unspecified amount. On September 21, plaintiff Goberville filed an amended complaint alleging that defendants caused materially misleading information regarding a proposed merger to be disseminated to the Company’s stockholders. On October 20, 2005, the Court ordered consolidation of the four pending actions pursuant to the parties’ stipulation. In light of the termination of the Merger Agreement with an affiliate of Vector on December 2, 2005, the plaintiffs in the four above entitled actions agreed to dismiss, without prejudice, their complaints against our directors and BroadVision, Inc. on December 9, 2005.
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
Note 8 — Restructuring
      Through December 31, 2005, the Company has approved restructuring plans to, among other things, reduce its workforce and consolidate facilities. These restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) severance and benefits termination costs related to the reduction of our workforce; (2) lease termination costs and/or costs associated with permanently vacating our facilities; (3) other incremental costs incurred as a direct result of the restructuring plan; and (4) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges. Restructuring charges are not associated with nor do they benefit continuing activities.
      Severance and Termination Costs. We account for severance and benefits termination costs as follows:

•	For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF 94-3. Accordingly, we record the liability related to these termination costs when the following conditions have been met: (1) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (2) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (3) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (4) the period of time to implement the plan does not indicate changes to the plan are likely.

•	For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS No. 146. SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity’s commitment to an exit plan.
      Excess Facilities Costs. We account for excess facilities costs as follows:

•	For exit or disposal activities initiated on or prior to December 31, 2002, we account for lease termination and/or abandonment costs in accordance with EITF Issue No. 88-10. Accordingly, we

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

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
      Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations. We based our estimates of sublease income, in part, on the opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. We have recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS 5. Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management’s most current estimates.
      The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2005 (in thousands):

	Severance
	and	Facilities/
	Benefits	Excess Assets	Total

Accrual balances, December 31, 2002	$1,504	$94,691	$96,195
Restructuring charges	1,509	33,847	35,356
Cash payments	(2,342)	(23,829)	(26,171)

Accrual balances, December 31, 2003	671	104,709	105,380
Restructuring charges (credits)	1,114	(24,659)	(23,545)
Cash payments	(961)	(46,711)	(47,672)

Accrual balances, December 31, 2004	824	33,339	34,163
Restructuring charges (credits)	1,006	(1,468)	(462)
Cash payments	(1,414)	(25,032)	(26,446)

Accrual balances, December 31, 2005	$416	$6,839	$7,255

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

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The nature of the charges and credits in 2005 were as follows:

•	Severance and benefits — On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce. We recorded severance charges of approximately $1.1 million in the year ended December 31, 2005, related to workforce reductions as a component of the Company’s restructuring plans executed during the year. The Company estimates that the accrual as of December 31, 2005 of $416,000 will be paid in full by December 31, 2006.

•	Facilities/excess assets — During the twelve months ended December 31, 2005, the Company recorded a facilities-related restructuring credit of $1.5 million. During the third and fourth quarters of 2004 and the first quarter of 2005, the Company reached agreements with certain landlords to extinguish future real estate obligations. In addition, the Company entered into subleases in 2005 in excess of those anticipated. The Company made cash payments of $25.0 million during the twelve months ended December 31, 2005 related to buyout agreements. A letter of credit of $2.0 million secured by an equal amount of restricted cash is available to the landlord and secures certain facilities leases as more fully described in Note 8.
      The nature of the charges and credits in 2004 were as follows:

•	Severance and benefits — The Company recorded a related charge of $1.1 million during the twelve months ended December 31, 2004, related to workforce reductions as a component of the Company’s restructuring plans executed during the year. The accrual as of December 31, 2004, was paid in full by December 31, 2005.

•	Facilities/excess assets — During the twelve months ended December 31, 2004, the Company recorded a facilities-related restructuring credit of $24.7 million. During the third and fourth quarters of 2004, the Company reached agreements with certain landlords to extinguish approximately $155 million of future real estate obligations. The Company made cash payments of $19.0 million during the third quarter of fiscal 2004, $1.7 million during the fourth quarter of fiscal 2004 and $21.9 million in fiscal 2005. Standby letters of credit of $21.9 million were issued on our behalf from financial institutions as of December 31, 2004, in favor of the landlords to secure the fiscal 2005 payments. Accordingly, $21.9 million, along with additional letters of credit securing other long-term leases of $2.3 million, has been included in restricted cash in the accompanying Consolidated Balance Sheets at December 31, 2004. The Company also transferred ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords.

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

In connection with one of the buyout transactions, the Company issued to the landlord a five-year warrant to purchase approximately 700,000 shares of its common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. See Note 9.
      The nature of the charges in 2003 is as follows:

•	Severance and benefits — The $1.5 million charge in fiscal 2003 related to workforce reductions as a component of the Company’s restructuring plans executed during the year.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

•	Facilities/excess assets — During the twelve months ended December 31, 2003, the Company recorded a facilities-related restructuring charge of $33.8 million. This charge related to the Company’s revisions of estimates with respect to the planned future occupancy and anticipated future subleases. These revisions were necessary due to a reduction in planned future BroadVision space needs and a further decline in the market for commercial real estate. The Company estimated future sublease timing and rates based upon current market indicators and information obtained from a third party real estate expert.
      As of December 31, 2005, the total restructuring accrual of $7.2 million consisted of the following (in millions):

		Non-
	Current	Current	Total

Severance and termination	$0.4	$—	$0.4
Excess facilities	5.1	1.7	6.8

Total	$5.5	$1.7	$7.2

      The Company estimates that the $0.4 million severance and termination accrual will be paid in full by December 31, 2006. It expects to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total Future
Payments

Years Ending December 31,
2006	$5.1
2007	0.7
2008	0.4
2009	0.4
2010	0.2

Total minimum facilities payments	$6.8

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

		Amounts
	Accrued	Charged to	Amounts
	Restructuring	Restructuring	Paid or	Accrued
	Costs,	Costs and	Written	Restructuring
	Beginning	Other	Off	Costs, Ending

Year Ended December 31, 2005:
Lease cancellations and commitments	$21,824	$(821)	$(16,815)	$4,188
Termination payments to employees and related costs	365	1,006	(1,266)	105
Write-off on disposal of assets and related costs	—	—	—	—

	$22,189	$185	$(18,081)	$4,293

Year Ended December 31, 2004:
Lease cancellations and commitments	$21,683	$9,594	$(9,453)	$21,824
Termination payments to employees and related costs	242	1,114	(991)	365
Write-off on disposal of assets and related costs	—	(1,193)	1,193	—

	$21,925	$9,515	$(9,251)	$22,189

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts	Amounts
	Accrued	Charged to	Reversed to	Amounts
	Restructuring	Restructuring	Restructuring	Paid or	Accrued
	Costs,	Costs and	Costs and	Written	Restructuring
	Beginning	Other	Other	Off	Costs, Ending

Year Ended December 31, 2005:
Lease cancellations and commitments	$11,515	—	$(647)	$(8,217)	$2,651
Termination payments to employees and related costs	459	—	—	(148)	311
Write-off on disposal of assets and related costs	—	—	—

	$11,974		$(647)	$(8,365)	$2,962

Year Ended December 31, 2004:
Lease cancellations and commitments	$83,026	$(32,584)	$—	$(38,927)	$11,515
Termination payments to employees and related costs	429	—	—	30	459
Write-off on disposal of assets and related costs	—	(477)	—	477	—

	$83,455	$(33,061)	$—	$(38,420)	$11,974

Year Ended December 31, 2003:
Lease cancellations and commitments	$94,691	$11,649	$—	$(23,314)	$83,026
Termination payments to employees and related costs	1,425	41	—	(1,037)	429
Write-off on disposal of assets and related costs	79	(41)	(26)	(12)	—

	$96,195	$11,649	$(26)	$(24,363)	$83,455

Note 9 — Stockholders’ Equity (Deficit)

Convertible Preferred Stock
      As of December 31, 2005, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have authorized the issuance of 10,000,000 shares of convertible preferred stock.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)

Warrants
      As of December 31, 2005, the following warrants to purchase the Company’s common stock were outstanding (dollars in thousands, except per share data):

			Fair Value at
			Dec. 31,
		Price per
Description	Shares	Share	2005	2004

Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00	$51	$1,337
Issued to convertible debenture investors in November 2004	1,739,130	3.58	226	3,562
Others issued in connection with revenue transactions in 1997 and 2000	9,628	Various	—	—

Total shares and fair value and average price per share	2,448,758	4.71	$277	$5,899

      The warrant issued in connection with the real estate transaction has a term of five years, and is exercisable beginning in August 2005. The warrant issued in connection with the convertible debentures also has a term of five years and is exercisable beginning in May 2005. Under an anti-dilution provision of the warrants and as triggered by the debt to equity exchange of the Notes, the warrant was reissued in March 2006. See Note 12 for subsequent event discussion.
      In accordance with EITF 00-19, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance. During fiscal 2005, the Company recorded credits related to the change in fair value of the warrants of $4.6 million. During fiscal 2004, the Company recorded charges related to the change in fair value from the date of issuance of the 2004 warrants to December 31, 2004, of $754,000. These amounts are included as a component of Other Income (Expense), net, in the accompanying Consolidated Statement of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

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
      In September 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that for a period of 30 consecutive business days, the bid price of the Company’s common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the “Minimum Bid Price Rule”). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), the Company would be provided 180 calendar days (or until March 6, 2006) to regain compliance. The Company did not regain compliance, and therefore voluntarily delisted its stock from the Nasdaq National Market effective March 8, 2006. See Note 12.

Employee Based Compensation
      The Company applies APB Opinion 25 and related interpretations when accounting for its stock option and stock purchase plans. As of December 31, 2002, the Company had reserved 96 million shares of common stock for issuance under its Equity Incentive Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Company’s common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company’s right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the year ended December 31, 2005 and 2004, no shares were repurchased. There were 133 unvested shares that were repurchased by the Company during the year ended December 31, 2003 at a weighted-average price of $7.81.
      As of December 31, 2005, the Company had reserved 12,558,550 common shares for future issuance upon the exercise of stock options and warrants and upon the exercise of the conversion provision of the Notes.
      In anticipation of the pending reporting requirements under SFAS 123(R), the Company’s Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company’s common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share. The following table summarizes the options for which vesting was accelerated:

	Aggregate Number
	of Common Shares
	Issuable Under	Weighted Average
	Accelerated Stock	Exercise Price
	Options	per Share

Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87

Total Directors and Named Executive Officers	514,067	2.89
Total All Other Employees	610,707	2.97

Total	1,124,774	2.94

      The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the Company’s statements of operations as required under the provisions of SFAS 123(R), which was effective as of January 1, 2006.
      The Company’s President and Chief Executive Officer (“CEO”) has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.60 per share. The table below is a summary of shares granted through December 31, 2005:

				Vesting
	Options	Options		Period
Date Granted	Granted	Price	Vested	(Months)

6/23/1999	500,000	$60.00	500,000	60
5/25/2001	500,000	66.51	500,000	48
11/27/2001	4,444	35.01	4,444	24
2/19/2002	55,555	18.63	55,555	48
10/30/2002	644,445	2.16	644,445	48

Totals	1,704,444		1,704,444

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      Activity in the Company’s stock option plan is as follows:

	Years Ended December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Fixed Options	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of period	4,876	$21.93	4,128	$27.32	6,036	$29.03
Granted	422	2.18	1,264	3.35	190	4.77
Exercised	(26)	1.50	(87)	3.07	(170)	2.31
Forfeited	(1,507)	13.24	(429)	21.23	(1,928)	25.10

Outstanding at end of period	3,765	23.48	4,876	21.93	4,128	27.17

Options exercisable at end of period	3,748	$23.49	2,656	$44.90	2,060	$40.91
Weighted-average fair value of options granted during the period		$0.70		$2.33		$3.47
      The following table summarizes stock options outstanding under the plan as of December 31, 2005:

		Outstanding
		Weighted-
		Average
		Remaining	Weighted	Exercisable	Weighted
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	(000’s)	Life in Years	Price	(000’s)	Price

$ 0.43 - $ 1.52	159	7.38	$1.42	142	$1.49
2.10 - 2.94	1,363	7.85	2.37	1,363	2.37
3.08 - 3.80	431	7.43	3.65	431	3.65
4.25 - 8.50	396	6.39	6.25	396	6.25
10.75 - 30.00	121	4.48	21.41	121	21.41
30.50 - 39.63	176	5.53	35.01	176	35.01
42.75 - 87.19	1,104	4.45	62.86	1,104	62.86
133.06 - 448.31	15	4.45	186.56	15	186.56

	3,765	6.40	$23.48	3,748	$23.49

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The Company grants options outside of the Company’s stock option plan. The terms of these options are generally identical to those granted under the Company’s plan. A summary of options outside of the plan is presented below:

	Years Ended December 31,

	2005		2004		2003

		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
Fixed Options	(000’s)	Price	(000’s)	Price	(000’s)	Price

Outstanding at beginning of period	1,151	$17.69	1,614	$15.96	2,471	$17.61
Granted	3	2.10	71	7.07	178	5.17
Exercised	(28)	1.50	(210)	1.70	(198)	1.54
Forfeited	(538)	19.48	(324)	17.10	(837)	21.59

Outstanding at end of period	588	16.70	1,151	17.69	1,614	15.96

Options exercisable at end of period	588	16.70	647	28.77	609	31.88

Weighted-average fair value of options granted during the period		$0.42		$7.07		$3.77
      The following table summarizes stock options, granted outside the plan, outstanding as of December 31, 2005:

		Outstanding
		Weighted-
		Average	Weighted		Weighted
		Remaining	Average	Exercisable	Average
	Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices	(000’s)	Life in Years	Price	(000’s)	Price

$ 1.50 - $ 4.91	408	6.83	$1.53	408	$1.53
5.00 - 7.92	103	6.17	6.32	103	6.32
35.01 - 64.44	37	5.30	41.64	37	41.64
91.94 - 381.94	40	4.00	176.40	40	176.40

	588	6.43	$16.70	588	16.70

      For the year ended December 31, 2004, the Company recorded compensation income of $19,000 as a result of a vesting modification of a grant to a third-party consultant common stock in the Company. During the year ended December 31, 2003, the Company recorded compensation expense of $342,000. This charge was recorded as a result of granting terminated employees continued vesting of their stock options for a period beyond their actual termination date. The compensation charge was calculated using the Black-Scholes model. $131,000 of the charge is recorded in general and administrative expense, $67,000 is recorded in sales and marketing and the remaining $144,000 is included in restructuring charge as it related to employees terminated under the Company’s restructuring plan.
      In December 2005, the Company announced its intention to effect a rights offering under which all stockholders of record at the close of business on December 20, 2005 will receive nontransferable rights to purchase approximately 5.9 additional common shares at $0.45 per share for each common share then held. Dr. Chen and his affiliates have waived any right to purchase shares in the rights offering. The rights offering will be made only by means of a prospectus, a preliminary copy of which was filed with the Securities and

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Exchange Commission as part of a registration statement on February 3, 2006 (see Note 12). It is anticipated that the rights offering will be made in the second quarter of fiscal 2006.
Note 10 — Employee Benefit Plan
      The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by the Company. The Company made no contributions during the three years ended December 31, 2005.
Note 11 — Geographic, Segment and Significant Customer Information
      The Company operates in one segment, electronic business commerce solutions. The Company’s reportable segment includes the Company’s facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/ Pacific). The Company’s chief operating decision maker is considered to be the Company’s CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Software licenses	$14,720	$26,883	$30,230
Services	19,095	19,942	22,012
Maintenance	26,306	31,179	35,839

Total revenues	$60,121	$78,004	$88,081

      The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers (“VARs”) and application service providers (“ASPs”). In addition, the sales of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. The Company currently operates in three primary geographical territories, Americas, Europe and Asia/ Pacific.
      Disaggregated financial information regarding the Company’s products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,

	2005	2004	2003

Revenues:
Americas	$34,328	$37,278	$45,135
Europe	20,228	33,321	35,458
Asia/ Pacific	5,565	7,405	7,488

Total Company	$60,121	$78,004	$88,081

      During the years ended December 31, 2005, 2004 and 2003, no customer accounted for 10% or more of the Company’s revenues.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
      The following represents long-lived assets by geographic region (in thousands):

	December 31,

	2005	2004

Long-Lived Assets:
Americas	$29,039	$60,312
Europe	328	531
Asia/ Pacific	445	527

Total Company	$29,812	$61,370

Note 12 — Subsequent Events
      As discussed in Note 5, on March 8, 2006, pursuant to an agreement entered into on December 20, 2005, the Company completed the exchange of approximately $15.5 million of principal and interest on outstanding secured convertible notes for common shares of the Company. In connection with this transaction, the Company issued 34,500,000 shares of its common stock to a company owned by Dr. Pehong Chen, the Company’s Chairman, Chief Executive Officer, President and largest stockholder, at a price of $0.45 per share in exchange for the cancellation of the notes, all of which were held by Dr. Chen’s company, and the accrued interest on the notes. At the same time, BroadVision paid Dr. Chen’s company approximately $180,000 in cash, representing the portion of the accrued interest on the notes that was not paid in stock. The common share issuance, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen’s beneficial ownership interest to 58.7% of the total shares outstanding. The closing price of the Company’s common stock on the Nasdaq National Market on March 8, 2006, was $0.44 per share.
      As discussed in Note 10, the Company filed an S-1 Registration Statement on February 3, 2006, related to a pending rights offering. Under the terms of the offering, all stockholders of record at the close of business on December 20, 2005 will receive nontransferable rights to purchase approximately 5.9 additional common shares at $0.45 per share for each common share then held. Dr. Chen and his affiliates have waived any right to purchase shares in the rights offering. The rights offering will be made only by means of a prospectus, a preliminary copy of which was filed with the Securities and Exchange Commission as part of the S-1 registration statement. It is anticipated that the rights offering will be made in the second quarter of fiscal 2006.
      As discussed in Note 9, in September 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that it was not in compliance with the Minimum Bid Price Rule, and that it would be provided 180 calendar days (or until March 6, 2006) to regain compliance. Because of this non-compliance and in order to complete the share issuance for the stock for debt exchange without violating applicable listing standards, the Company delivered to Nasdaq a notification of voluntarily delisting of its common stock from the Nasdaq National Market, and its common stock was delisted from the Nasdaq National Market effective March 8, 2006. Accordingly, the last day of trading on the Nasdaq National Market was March 7, 2006. Quotations for BroadVision’s common stock are currently available through the “Pink Sheets” under the trading symbol “BVSN”, and the Company anticipates that such quotations will continue to be available.
      In connection with the Note cancellation and stock issuance discussed above, the warrants issued to convertible debenture investors in November 2004 (see Note 9), which were originally exercisable to purchase 1,739,130 shares at an exercise price of $3.58 per share, were adjusted such that, following such share issuance, the warrants became exercisable for 3,082,219 common shares at an exercise price of $2.02 per share. The exchange was pursuant to the terms of the warrants, which included a provision for pricing based upon dilutive share issuances. In connection with this exchange, the Company will record a charge of $282,000 in the quarter ended March 31, 2006, in its consolidated financial statements. The remaining terms of the warrants were unchanged.

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
Note 13 — Quarterly Results of Operations
      The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2005.
      This data has been derived from unaudited condensed consolidated financial statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments, necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.
      The unaudited quarterly information should be read in conjunction with the Consolidated Financial Statements and Notes thereto included. We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance. In addition, data for the quarters ended December 31, 2004, March 31, 2005, June 30, 2005 and September 30, 2005 differ from amounts previously reported on the Company’s Annual Report on Form 10-K for the year ended December 31, 2004 and the Company’s Quarterly Reports on Form 10-Q for the first three quarters of

BROADVISION, INC. AND SUBSIDIARIES
Notes to Consolidated Financial Statements — (Continued)
the year ended December 31, 2005. For a reconciliation of the data set forth below to amounts previously reported, see Note 1 of Notes to Consolidated Financial Statements.

	Three Months Ended

	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2005	2005	2005	2005	2004	2004	2004	2004

		(As restated)	(As restated)	(As restated)	(As restated)

	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$3,780	$3,134	$3,391	$4,416	$7,292	$4,654	$7,097	$7,840
Services	10,383	10,943	12,123	11,951	12,471	12,570	13,031	13,049

Total revenues	14,163	14,077	15,514	16,367	19,763	17,224	20,128	20,889
Cost of revenues:
Cost of software licenses	99	106	(186)	(57)	156	256	313	578
Cost of services	4,696	5,641	5,614	5,980	6,008	6,391	6,302	6,277

Total cost of revenues	4,795	5,747	5,428	5,923	6,164	6,647	6,615	6,855

Gross profit	9,368	8,330	10,086	10,444	13,599	10,577	13,513	14,034
Operating expenses:
Research and development	2,494	3,095	3,955	4,287	4,027	4,600	4,509	4,888
Sales and marketing	2,389	2,948	5,060	5,811	6,974	6,020	7,480	6,866
General and administrative	1,953	2,162	2,829	2,535	2,386	2,335	2,400	2,417
Goodwill and intangible write-offs	18,170	13,198	—	—	—	—	—	—
Restructuring (reversals) charges	(312)	245	309	(704)	660	(25,454)	679	570
Business combination charges	1,840	977	—	—	—	—	—	—

Total operating expenses (credits)	26,534	22,625	12,153	11,929	14,047	(12,499)	15,068	14,741

Operating income (loss)	(17,166)	(14,295)	(2,067)	(1,485)	(448)	23,076	(1,555)	(707)
Other income (expense), net	(10,714)	(1,757)	(959)	6,866	(2,457)	315	57	(24)
Benefit (provision) for income taxes	109	540	(70)	2,032	450	(11)	6	(136)

Net (loss) income	$(27,771)	$(15,512)	$(3,096)	$7,413	$(2,455)	$23,380	$(1,492)	$(867)

Basic net (loss) income per share	$(0.81)	$(0.45)	$(0.09)	$0.22	$(0.07)	$0.70	$(0.04)	$(0.03)

Dilute net (loss) income per share	$(0.81)	$(0.45)	$(0.09)	$0.19	$(0.07)	$0.69	$(0.04)	$(0.03)

Shares used in computing basic net (loss) income per share	34,430	34,320	34,181	33,971	33,768	33,599	33,476	33,300

Shares used in computing diluted net (loss) income per share	34,430	34,320	34,181	39,968	33,768	34,052	33,476	33,300

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
      On November 29, 2005, BDO Seidman, LLP (“BDO”) delivered to us a letter dated November 28, 2005 stating that it had resigned as our independent registered public accounting firm. On January 20, 2006, we engaged Stonefield Josephson, Inc. as our independent registered public accounting firm.

ITEM 9A.	CONTROLS AND PROCEDURES

Disclosure Controls and Procedures
      Our Chief Executive Officer and our Chief Financial Officer are responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on their evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of December 31, 2005, the end of the period covered by this report. This conclusion was based on the identification of one material weakness in internal control over financial reporting as of December 31, 2005, as described in the following subsection.

Management’s Report on Internal Control Over Financial Reporting
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
      Our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, and this assessment identified one material weakness. Further, we restated our operating results for the year ended December 31, 2004, due to the subsequent determination that an embedded derivative existed in our convertible notes that should have been separately accounted for as a liability.
      As of December 31, 2005, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to make the restatement described above. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
      As our future staffing is dependent upon filling open positions and retaining existing employees, we are currently unable to determine when this material weakness will be fully remediated. In June 2006 William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Mr. Meyer’s departure compounds our staffing needs and will increase the time it will take to fully remediate this material weakness.

      In making its assessment of internal control over financial reporting, management used the criteria issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Because of the material weakness described in the preceding paragraphs, our management believes that, as of December 31, 2005, our internal control over financial reporting was not effective based on those criteria.

Changes in Internal Control Over Financial Reporting
      There were no changes in our internal control over financial reporting during our fourth fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B.	OTHER INFORMATION
      Not applicable.
PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
      The names of current executive officers and members of our board of directors and a brief biography for each of them are set forth below:

Name	Age	Principal Occupation/Position Held with the Company

Pehong Chen	48	Chairman of the Board of Directors, President, Chief Executive Officer and Chief Financial Officer
David L. Anderson	62	Managing Director, Sutter Hill Ventures
James D. Dixon	62	Formerly an executive with bankofamerica.com
Robert Lee	57	Formerly an executive with Pacific Bell
Roderick C. McGeary	55	Formerly Chief Executive Officer, Brience, Inc.
T. Michael Nevens	56	Former Managing Partner, McKinsey & Company

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
      David L. Anderson has served as a director of the Company since November 1993. Since 1974, Mr. Anderson has been a Managing Director of the General Partner of Sutter Hill Ventures, a venture capital investment firm. Mr. Anderson also serves on the board of directors of Dionex Corporation and Molecular Devices Corporation, and on the board of directors of several privately held companies. He holds a B.S. in Electrical Engineering from the Massachusetts Institute of Technology and an M.B.A. from Harvard Graduate School of Business Administration.
      James D. Dixon has served as a director of the Company since January 2003. Prior to his retirement from Bank of America in January 2002, Mr. Dixon served as an executive with bankofamerica.com. From September 1998 to February 2000, Mr. Dixon was Group Executive and Chief Information Officer of Bank of America Technology & operations. From 1990 to 1998, before the merger of NationsBank Corporation and BankAmerica Corporation, Mr. Dixon was President of NationsBank Services, Inc. From 1986 to 1990, he also served as Chief Financial Officer for Citizens and Southern Bank/ Sovran, a predecessor company to NationsBank. Mr. Dixon holds a B.A. from Florida State University, a J.D. from University of Florida School of Law, and he is a graduate of the executive M.B.A. program at Stanford University. Mr. Dixon also serves on the board of directors of CheckFree Corporation, a provider of financial electronic commerce services and products, 724 Solutions Inc., a provider of mobile network technology and Rare Hospitality International, Inc., a restaurant operator and franchisor.
      Robert Lee has served as a director of the Company since August 2004. Mr. Lee was a corporate Executive Vice President and President of Business Communications Services at Pacific Bell, where he established two new subsidiaries: Pacific Bell Internet Services and Pacific Bell Network Integration. During his 26 year career at Pacific Bell, Mr. Lee managed groups in operations, sales and marketing. Mr. Lee served as Executive Vice President of Marketing and Sales from 1987 to 1992. Mr. Lee serves on the board of directors of Interland, which provides web hosting for the small and medium business market, Netopia, which manufactures and sells DSL internet routers for consumers and small businesses, and Blue Shield of California, which provides health insurance to members in California. Mr. Lee holds a B.S. in Electrical Engineering from University of Southern California and an M.B.A. from University of California at Berkeley.
      Roderick C. McGeary has served as a director of the Company since April 2004. Mr. McGeary served as Chief Executive Officer of Brience, Inc. from July 2000 to July 2002. From April 2000 to June 2000, he served as a Managing Director of KPMG Consulting LLC, a wholly owned subsidiary of BearingPoint, Inc. (formerly KPMG Consulting, Inc.). From August 1999 to April 2000, he served as Co-President and Co-Chief Executive Officer of BearingPoint, Inc. From January 1997 to August 1999, he was employed by KPMG LLP as its Co-Vice Chairman of Consulting. Prior to 1997, he served in several capacities with KPMG LLP, including audit partner for technology clients. Mr. McGeary also serves on the board of directors of BearingPoint, Inc. and Cisco Systems, Inc. Mr. McGeary is a Certified Public Accountant and holds a B.S. in Accounting from Lehigh University.
      T. Michael Nevens has served as a director of the Company since April 2003. Prior to his retirement from McKinsey & Company, a management consulting firm, in December 2002, Mr. Nevens served as a director and was managing partner of McKinsey & Company’s Global High Tech Practice and founder and Chairman of its IT Vendor Relations Committee. Prior to joining McKinsey in 1980, Mr. Nevens spent five years in several staff positions with the U.S. House of Representatives and various political organizations. He also currently serves on the board of directors of Borland Software Corporation. Mr. Nevens holds a B.S. in

Physics from the University of Notre Dame and an M.S. in Industrial Administration from the Krannert School of Purdue University.

Code of Business Ethics and Conduct
      We have adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) that applies to all of its directors, officers and employees. The text of the Code of Conduct is posted on our website at www.broadvision.com. If we make any substantive amendment to the Code of Conduct or grants any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

Audit Committee Financial Expert
      Our Audit Committee is presently composed of three non-employee directors: Messrs. Dixon (Chairman), Nevens and McGeary. Our Board has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A) of the Nasdaq listing standards). Our Board has determined that Mr. Dixon qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (“SEC”) rules. Our Board made a qualitative assessment of Mr. Dixon’s level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for Citizens and Southern Bank/ Sovran, a predecessor company to NationsBank.

Section 16(A) Beneficial Ownership Reporting Compliance
      Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of Common Stock and other equity securities. Directors, officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.
      To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2005 and, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with.

ITEM 11.	EXECUTIVE COMPENSATION

Summary of Compensation
      The following table shows for the fiscal years December 31, 2003, 2004 and 2005, compensation awarded or paid to, or earned by, our Chief Executive Officer our other most highly compensated executive officer at December 31, 2005 and one individual who was an executive officer of BroadVision until his departure during fiscal 2005 (the “Named Executive Officers”):
Summary Compensation Table

					Long Term
					Compensation
		Annual Compensation(1)			Awards
					Securities	All Other
			Annual	Other Annual	Underlying	Annual
		Salary	Bonus	Compensation	Options	Compensation
Name and Principal Position	Year	($)	($)	($)(2)	(#)	($)

Pehong Chen	2005	$350,000	$—	$—	$—	$—
Chairman of the Board, President	2004	350,000	—	—	—	—
and Chief Executive Officer	2003	350,000	—	—	—	—
William E. Meyer(3)	2005	$224,000	$—	—	—	—
Executive Vice President	2004	224,000	10,000	—	—	—
and Chief Financial Officer	2003	168,000	10,000	—	240,000	—
Alex Kormushoff(4)	2005	$203,360	$—	—	—	69,000
Senior Vice President,	2004	205,000	—	—	200,000	56,250
Worldwide Field Operations	2003	200,000	18,750	—	—	—

(1)	Includes amounts earned but deferred at the election of the Named Executive Officers under our 401(k) plan.

(2)	As permitted by rules promulgated by the SEC no amounts are shown with respect to certain “perquisites” where such amounts do not exceed the lesser of 10% of the sum of the amount in the salary and bonus columns or $50,000.

(3)	Mr. Meyer joined the Company as Executive Vice President and Chief Financial Officer on April 1, 2003.

(4)	Mr. Kormushoff joined BroadVision on September 23, 2002 and became Senior Vice President, Global Services on July 1, 2003. Mr. Kornushoff was Senior Vice President, Worldwide Field Operations from October 2004 until his departure in December, 2005. Other compensation paid to Mr. Kormushoff includes payment of commissions on sales.

Stock Option Grants and Exercises
      We grant options to our executive officers under our 1996 Equity Incentive Plan (the “Incentive Plan”). As of December 31, 2005, options to purchase a total of 3,756,932 shares were outstanding under the Incentive Plan and options to purchase 3,378,775 shares remained available for grant thereunder.

      The following tables show for the fiscal year ended December 31, 2005, certain information regarding options granted to, exercised by, and held at year end by, the Named Executive Officers.
Fiscal Year End Option Values of Unexercised Options

			Number of Securities		Value of Unexercised
			Underlying Unexercised		In-the-Money
			Options at		Options at
	Shares		December 31, 2005		December 31, 2005 ($)(3)
	Acquired	Value	(#)(2)		Unexercisable
	on Exercise	Realized
Name	(#)	($)(1)	Exercisable	Unexercisable	Exercisable	Unexercisable

Pehong Chen	—	—	1,704,444	—	—	—
William E. Meyer	—	—	240,000	—	—	—
Alex Kormushoff	—	—	243,333	—	—	—

(1)	Value received is based on the per share deemed values of our common stock on the date of exercise, determined after the date of grant solely for financial accounting purposes, less the exercise price, without taking into account any taxes that may be payable in connection the transaction.

(2)	Reflects vested and unvested shares at December 31, 2005. Options granted are immediately exercisable, but are subject to our right to repurchase unvested shares on termination of employment.

(3)	Fair market value of BroadVision’s common stock at December 31, 2005, which was $0.49 per share, less the exercise price of the options.
REPORT OF THE COMPENSATION COMMITTEE OF THE BOARD
OF DIRECTORS ON EXECUTIVE COMPENSATION*
      As noted above, the Compensation Committee of the Board of Directors (the “Committee”) is currently composed of the non-employee directors identified at the end of this report. None of these non-employee directors has any interlocking or other type of relationship that would call into question his independence as a committee member. The Committee is responsible for setting and administering the policies which govern annual performance, and determines the compensation of the Chief Executive Officer (“CEO”) and other executive officers of the Company.
COMPENSATION PHILOSOPHY
      The objectives of the Company’s executive compensation policies are to attract, retain and reward executive officers who contribute to the Company’s success, to align the financial interests of executive officers with the performance of the Company, to ensure a direct relationship between executive pay and stockholder value, to motivate executive officers to achieve the Company’s business objectives and to reward individual performance. During 2005, the Company used base salary, annual incentives and long-term incentives under the Incentive Plan to achieve these objectives. In carrying out these objectives, the Committee considers the following:

•	The level of compensation paid to executive officers in positions of companies similarly situated in size and products. To ensure that pay is competitive, the Committee, from time to time, compares the Company’s executive compensation packages with those offered by other companies in the same or

      * The material in this report is not “soliciting material,” is not deemed “filed” with the SEC, and is not to be incorporated by reference into any filing of the Company under the Securities Act or Exchange Act, whether made before or after the date hereof and irrespective of any general incorporation language contained in such filing in meeting Company financial and business objectives during the prior fiscal year, as well as the executive officer’s performance of individual responsibilities and the Company’s financial position and overall performance. The Committee periodically considers the low, midpoint and upper ranges of base salaries published by compensation surveys in establishing base salaries of each executive officer.

similar industries or with other similar attributes. Compensation surveys used by the Company typically include public and private companies comparable in size, products or industry to the Company.

•	The individual performance of each executive officer. Individual performance includes meeting individual performance objectives, demonstration of job knowledge, skills, teamwork and acceptance of the Company’s core values.

•	Corporate performance, which is evaluated by factors such as performance relative to competitors, performance relative to business conditions and progress in meeting the Company’s objectives and goals as typically reflected in the annual operating plan.

•	The responsibility and authority of each position relative to other positions within the Company.
      The Committee does not quantitatively weigh these factors but considers all of these factors as a whole in establishing executive compensation. The application given each of these factors in establishing the components of executive compensation follows.
BASE SALARY
      Base salaries are established for each executive officer at levels that are intended to be competitive with salaries for comparable positions at other software and computer industry companies of similar size and products. The Company seeks to pay salaries to executive officers that are commensurate with their qualifications, duties and responsibilities and that are competitive in the marketplace. In conducting periodic compensation reviews, the Committee considers each individual executive officer’s achievements
ANNUAL INCENTIVE
      Annual bonus incentives for executives are intended to reflect the Company’s belief that management’s contribution to stockholder returns comes from achieving operating results that maximize the Company’s earnings and cash flow over a multi-year time horizon. The Company believes that the achievement of its performance objectives depends on (a) its ability to deliver outstanding products and services to its customers, (b) its success in establishing and maintaining a position of strength in its chosen markets and (c) its short- and long-term profitability, as well as the quality of that profitability. For purposes of annual incentive compensation, progress towards these performance objectives is measured against the results anticipated in the Company’s annual operating plan, which is approved by the Board of Directors.
      The 2005 incentive compensation for executive officers other than the CEO was based in part on the achievement of total Company results consistent with the Company’s 2005 operating plan, as well as achievement of other objectives in the 2005 operating plan specific to such officers’ individual areas of management responsibility. The Company believes that this incentive compensation structure closely links the incentives paid to its executives with the results necessary to create long-term value for stockholders.
LONG-TERM INCENTIVES
      The Committee also endorses the position that stock ownership by management is beneficial in aligning management and stockholder interests in enhancing stockholder value. In that regard, stock options also are used to retain executives and motivate results to improve long-term stock market performance. Stock options are granted at the prevailing market value and will have value only if the Company’s stock price increases. As part of its periodic review of compensation, the Compensation Committee reviews the stock option holdings of the Company’s officers and senior executives, and recommends additional stock option grants as appropriate.
      The Committee determines the number of options to be granted to executive management based on (a) competitive practice within the comparison group used in determining base salary, (b) historical performance of the executive and (c) the amount of prior grants held by such executive, as well as the number of vested versus unvested options. When using comparative data, the Company targets its option grants in the mid to high range of comparable companies.

      Section 162(m) limits the Company to a deduction for federal income tax purposes of no more than $1.0 million of compensation paid to certain covered employees in a taxable year. Compensation above $1.0 million may be deducted if it is “performance-based compensation” within the meaning of the Code. Stock options granted under the Incentive Plan with an exercise price at least equal to the fair market value of the Company’s Common Stock on the date of grant are considered to be “performance-based compensation.”
CEO COMPENSATION FOR THE FISCAL YEAR ENDED DECEMBER 31, 2005
      Dr. Chen served as Chairman, President and Chief Executive Officer throughout the year, and he continues to hold these offices.
      Dr. Chen’s base salary, annual incentives and long-term incentives were determined in accordance with the criteria described in the “Base Salary,” “Annual Incentive” and “Long-Term Incentive” sections of this report. Dr. Chen received $350,000 in base salary. This amount, together with a potential annual incentive tied to the achievement of 2005 revenue and net income targets, was estimated to provide an annual cash compensation level which would be competitive with the mid to high range of compensation paid by comparable software companies. Dr. Chen did not receive a bonus in 2005 because the Company did not meet the operating plan targets for 2005. See “Summary Compensation Table.”
CONCLUSION
      Through the plans described above, a significant portion of the Company’s executive compensation programs and Dr. Chen’s compensation are contingent on Company performance and realization of benefits closely linked to increases in long-term stockholder value. The Company remains committed to this philosophy of pay for performance, recognizing that the competitive market for talented executives and the volatility of the Company’s business may result in highly variable compensation for a particular time period.
COMPENSATION COMMITTEE
David L. Anderson, Chairman
Robert Lee

PERFORMANCE MEASUREMENT COMPARISON*
      The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2000 for (a) the Company’s Common Stock, (b) the Nasdaq Stock Market (U.S.) Index (the “Nasdaq Index”) and (c) the JP Morgan H&Q Internet 100 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:
COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
AMONG BROADVISION, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX
AND THE RDG INTERNET COMPOSITE INDEX

*	$100 invested on 12/31/00 in stock or index-including reinvestment of dividends. Fiscal year ending December 31.

      *This Section is not “soliciting material,” is not deemed “filed” with the SEC and is not to be incorporated by reference in any filing of the Company under the Securities Act or the Exchange Act whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Controlling Stockholder
      As of March 15, 2006, Dr. Pehong Chen, directly and through entities controlled by him, held a majority of the voting power of the Company’s outstanding stock. As a result, Dr. Chen controls the election of all members of the Board of Directors and all other matters submitted to a vote of the Company’s stockholders.
Beneficial Ownership of BroadVision Common Stock
      The following table sets forth certain information regarding the ownership of the Company’s common stock as of March 15, 2006 by: (a) each director; (b) each of the executive officers named in the Summary Compensation Table; (c) all current executive officers and directors of the Company as a group; and (d) all those known by the Company to be beneficial owners of more than five percent of its common stock.

	Beneficial Ownership(1)

	Number of	Percent of
Beneficial Owner	Shares (#)	Total (%)

Pehong Chen(2)	42,079,429	59.4%
William E. Meyer(3)	265,061	*
Alex Kormushoff	0	*
David L. Anderson(4)	101,437	*
James D. Dixon(5)	96,000	*
Robert Lee(6)	85,039	*
Roderick C. McGeary(7)	84,000	*
T. Michael Nevens(8)	108,000	*
Honu Holdings, LLC(2)	34,500,000	49.9%
585 Broadway Redwood City,
CA 94063
All Current Directors and Executive Officers as a group (7 persons)(9)	42,818,966	60.4%

*	Less than one percent

(1)	This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 69,180,991 shares outstanding on March 15, 2006, adjusted as required by rules promulgated by the SEC. The Company’s directors and executive officers can be reached at BroadVision, Inc., 585 Broadway, Redwood City, California 94063.

(2)	Includes 5,874,985 shares held in trust by Dr. Chen and his wife for their benefit and 1,704,444 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2006. Also includes 34,500,000 shares held by Honu Holdings, LLC, of which Dr. Chen is the sole member. Excludes 300,000 shares of common stock held in trust by independent trustees for the benefit of Dr. Chen’s children.

(3)	Includes 250,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2006.

(4)	Includes 46,604 shares of common stock issuable upon the exercise of a stock option exercisable within 60 days of March 15, 2006 and 30,833 shares held by The Anderson Living Trust, of which Mr. Anderson is Trustee.

(5)	Includes 60,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2006.

(6)	Includes 60,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2006. Also includes 1,039 shares held in trust by Mr. Lee and his wife for their benefit.

(7)	Includes 60,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2006.

(8)	Includes 60,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of March 15, 2006.

(9)	Includes the information contained in the notes above, as applicable, for directors and executive officers of the Company as of March 15, 2006.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
      Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $60,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than as described below and elsewhere in Part III hereof. All future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our nominating and corporate governance committee, compensation committee or other committee comprised of independent, disinterested directors.
      On November 18, 2005, Honu Holdings LLC, a company controlled by our Chief Executive Officer and largest stockholder, Dr. Pehong Chen, acquired all of our outstanding Senior Subordinated Convertible Notes. Including accrued interest, the Notes represented approximately $15.5 million in debt obligations as of December 20, 2005. In order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. On March 8, 2006, we issued 34,500,000 new shares of common stock to Honu Holdings that, as of March 15, 2006, represents approximately 49.9% of our total outstanding common stock immediately following such issuance.

Director and Officer Indemnification
      Our revised and restated certificate of incorporation contains provisions limiting the liability of directors. In addition, we have entered into agreements to indemnify our directors and executive officers to the fullest extent permitted under Delaware law.
      We have entered into indemnity agreements with certain officers and directors that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for in such agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party be reason of his or her position as a director, officer or other agent of BroadVision, and otherwise to the full extent permitted under Delaware law and our Bylaws.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES
      The following presents aggregate fees billed to us by Stonefield Josephson, Inc., our principal accountant for the year ended December 31, 2005, and by BDO Seidman, LLP, our principal accountant for the fiscal year ended December 31, 2004. All fees described were approved by the Audit Committee.

Audit Fees. Audit fees billed were $801,000 and $890,000 for the years ended December 31, 2005 and December 31, 2004, respectively. The fees were for professional services rendered for the audits of our consolidated financial statements, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

Audit-Related Fees. No audit-related fees were billed in the years ended December 31, 2005 and December 31, 2004.

Tax Fees. Tax fees billed were $181,000 and $174,000 for the years ended December 31, 2005 and December 31, 2004, respectively. The tax fees were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed in the years ended December 31, 2005 and December 31, 2004.
      The Audit Committee has determined that the rendering of the services other than audit services by Stonefield is compatible with maintaining the principal accountant’s independence.

Pre-Approval Policies And Procedures
      The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of our independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.
PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
      (a) The following documents are filed as a part of this Report.
      1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K.

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2005 and 2004

Consolidated Statements of Operations for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Stockholders’ Equity (Deficit) and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2005

Consolidated Statements of Cash Flows for each of the years in the three-year period ended December 31, 2005

Notes to Consolidated Financial Statements
      2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

Schedule II — Valuation and Qualifying Accounts
      3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

SIGNATURES
      Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 9th day of June 2006.

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

Signature	Title	Date

/s/ Pehong Chen Pehong Chen	Chairman of the Board, Chief Executive Officer and President (Principal Executive Officer)	June 9, 2006

/s/ Pehong Chen Pehong Chen	Chief Financial Officer (Principal Accounting Officer)	June 9, 2006

/s/ David L. Anderson David L. Anderson	Director	June 7, 2006

/s/ James D. Dixon James D. Dixon	Director	June 7, 2006

/s/ Bob Lee Bob Lee	Director	June 7, 2006

/s/ Roderick McGeary Roderick McGeary	Director	June 7, 2006

/s/ T. Michael Nevens T. Michael Nevens	Director	June 7, 2006

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II — VALUATION AND QUALIFYING ACCOUNTS

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period

	(In thousands)
Allowance for doubtful accounts and reserves:
Year Ended December 31, 2005	$1,409	$(598)	$(80)	$731
Year Ended December 31, 2004	3,022	(1,466)	(147)	1,409
Year Ended December 31, 2003	5,502	(812)	(1,668)	3,022

(1)	Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2005
INDEX TO EXHIBITS

Exhibit		Description

3	.1(1)	Amended and Restated Certificate of Incorporation.

3	.2(6)	Certificate of Amendment of Certificate of Incorporation.

3	.3(21)	Amended and Restated Bylaws.

4	.1(1)	References are hereby made to Exhibits 3.1 to 3.2.

4	.4(19)	Registration Rights Agreement dated November 10, 2004 among the Company and certain investors listed on Exhibit A thereto.

4.5		Registration Rights Agreement dated March 8, 2006, between the Company and Honu Holdings LLC.

10	.1(8)(a)	Equity Incentive Plan as amended through May 1, 2002 (the “Equity Incentive Plan”).

10	.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.

10	.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.

10	.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).

10	.5(8)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the “Employee Stock Purchase Plan”).

10	.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).

10	.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).

10	.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the Company.

10	.13(2)	Lease dated February 5, 1997 between the Company and Martin/ Campus Associates, L.P.

10	.20(3)(a)	2000 Non-Officer Equity Incentive Plan.

10	.23(4)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the Company and IONA Technologies, PLC, as amended.

10	.27(5)	Amended and Restated Loan and Security Agreement dated March 31, 2002 between the Company and Silicon Valley Bank.

10	.33(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.

10	.34(9)	Offer letter dated March 4, 2003 by and between the Company and William Meyer.

10	.35(10)	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.

10	.36(10)	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.

10	.37(10)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.

10	.38(10)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.

10	.39(10)	Third Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.

10	.41(11)	Offer Letter dated September 23, 2002 between the Company and Alex Kormushoff.

10	.42(11)	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated January 21, 2004 between the Company and Silicon Valley Bank.

10	.43(11)	Fifth Modification to Amended and Restated Loan and Security Agreement dated February 27, 2004 between the Company and Silicon Valley Bank.

10	.44(13)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.

Exhibit		Description

10	.45(13)	Warrant to Purchase up to 700,000 share of common stock, dated July 7, 2004, issued to Pacific Shores Investors, LLC.

10	.46(13)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.

10	.47(14)	Sixth Amendment to the Amended and Restated Loan and Security Agreement dated September 29, 2004 between the Company and Silicon Valley Bank.

10	.48(15)	Securities Purchase Agreement dated as of November 10, 2004.

10	.49(16)	Seventh Amendment to the Amended and Restated Loan and Security Agreement dated November 9, 2004 between the Company and Silicon Valley Bank.

10	.50(17)	Agreement to Restructure Lease and To Assign Subleases dated as of October 1, 2004 between VEF III Funding, LLC and the Company.

10	.51(18)	Amendment No. 5 to IONA Independent Software Vendor Agreement dated December 20, 2004, between IONA Technologies, Inc. and the Company.

10	.52(19)	Agreement to Assign Lease and Sublease dated as of January 26, 2005 between the Company and 100 Spear Street Owners Corporation.

10	.53(19)	Letter dated January 26, 2005 amending Agreement to Assign Lease and Sublease dated as of January 26, 2005 between the Company and 100 Spear Street Owners Corporation.

10	.54(20)	Settlement Agreement dated for reference purposes February 4, 2005, by and between Metropolitan Life Insurance Company and the Company.

10	.55(21)	Debt Conversion Agreement dated as of December 20, 2005, between the Company and Honu Holdings, LLC

21	.1(22)	Subsidiaries of the Company.

23.1		Consent of BDO Seidman, LLP.

23.2		Consent of Stonefield Josephson, Inc.

24.1		Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.

31.1		Certification of the Chief Executive Officer of the Company.

31.2		Certification of the Chief Financial Officer of the Company.

32.1		Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997 (SEC File No. 000-28252).

(3)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on October 15, 2003.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001.

(5)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2002 filed on May 16, 2002.

(6)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(7)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.

(8)	Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on August 1, 2002.

(9)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2003 filed on May 14, 2003.

(10)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003.

(11)	Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2003 filed on March 15, 2004.

(12)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.

(13)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on August 9, 2004.

(14)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 25, 2004.

(15)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 10, 2004.

(16)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 17, 2004.

(17)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2004.

(18)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 23, 2004.

(19)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 1, 2005.

(20)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on February 16, 2005.

(a)	Represents a management contract or compensatory plan or arrangement.

(b)	Confidential treatment requested.

(21)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2005.

(22)	Filed previously with the Company’s Form 10-K for the fiscal year ended December 31, 2004, filed on March 15, 2005.