Form 10-Q
period 2006-03-31
BROADVISION INC
filed 2006-08-10
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2006
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
0-28252
(Commission File Number)
BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

585 Broadway,	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)
(650) 542-5100
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑       No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐       Accelerated filer ☐       Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of June 30, 2006 there were 69,168,997 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	March 31,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$10,644	$4,849
Accounts receivable, less allowance for doubtful accounts of $772 as of March 31, 2006 and $731 as of December 31, 2005	13,068	12,640
Prepaids and other	1,943	1,914
Restricted cash, current portion	201	—

Total current assets	25,856	19,403
Property and equipment, net	2,088	2,334
Restricted cash and investments, net of current portion	1,796	1,997
Goodwill	25,066	25,066
Other assets	1,034	1,142

Total assets	$55,840	$49,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of bank borrowings	$277	$389
Current portion of convertible notes due to a related party	—	20,535
Accounts payable	4,058	4,396
Accrued expenses	15,094	16,090
Warrant liability	647	277
Unearned revenue	5,335	2,678
Deferred maintenance	13,659	10,910

Total current liabilities	39,070	55,275

Other non-current liabilities	4,697	4,390

Total liabilities	43,767	59,665

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 69,025 shares issued and outstanding as of March 31, 2006 and 34,522 shares issued and outstanding as of December 31, 2005	7	3
Additional paid-in capital	1,236,151	1,215,256
Accumulated other comprehensive income	109	93
Accumulated deficit	(1,224,194)	(1,225,075))

Total stockholders’ equity (deficit)	12,073	(9,723)

Total liabilities and stockholders’ equity (deficit)	$55,840	$49,942

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Revenues:
Software licenses	$2,882	$4,416
Services	9,742	11,951

Total revenues	12,624	16,367

Cost of revenues:
Cost of software licenses	62	(57)
Cost of services	4,058	5,980

Total cost of revenues	4,120	5,923

Gross profit	8,504	10,444

Operating expenses:
Research and development	2,631	4,287
Sales and marketing	2,381	5,811
General and administrative	1,738	2,535
Restructuring charge (credit)	490	(704)

Total operating expenses	7,240	11,929

Operating income (loss)	1,264	(1,485)

Interest income (expense), net	107	(1,723)
(Loss) gain on revaluation of warrants and change in value of derivatives	(370)	7,991
Other income, net	36	598

Income before provision for income taxes	1,037	5,381

(Provision) benefit for income taxes	(156)	2,032

Net income	$881	$7,413

Basic income per share	$0.02	$0.22
Diluted income per share	$0.02	$0.19

Shares used in computing:
Weighted average shares-basic	42,958	33,971
Weighted average shares-diluted	43,068	39,968

Comprehensive income:
Net income	$881	$7,413
Other comprehensive gain , net of tax:
Foreign currency translation adjustment	(16)	(45)

Total comprehensive income	$865	$7,368

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Three Months Ended March 31,
	2006	2005
		(restated)
Cash flows from operating activities:
Net income	$881	$7,413
Adjustments to reconcile net income (loss) to net cash used for operating activities:
Depreciation and amortization	267	416
Allowance for doubtful accounts and reserves	41	(159)
Stock based compensation	168	—
(Gain) on cost method investments	—	(1,215)
Loss on sale or abandonment of fixed assets	—	24
Provision (benefits) for income tax	156	(2,032)
Loss (gain) on revaluation of warrants and change in value of derivatives	370	(7,991)
Amortization of discount on convertible notes	—	1,612
Changes in operating assets and liabilities:
Accounts receivable	(469)	1,789
Prepaids and other	(29)	(277)
Other non-current assets	109	88
Accounts payable and accrued expenses	(1,130)	(2,342)
Restructuring accrual	(314)	(20,886)
Unearned revenue and deferred maintenance	5,406	(1,749)
Other noncurrent liabilities	455	—

Net cash provided by (used for) operating activities	5,912	(25,309)

Cash flows from investing activities:
Purchase of property and equipment	(21)	(57)
Transfer from restricted cash	—	19,103
Proceeds from sale of cost method investments	—	350
Proceeds from dividends	—	1,101

Net cash (used for) provided by investing activities	(21)	20,497

Cash flows from financing activities:
Proceeds from bank line of credit, term debt, and convertible notes	—	20,000
Repayments of bank line of credit, term debt, and convertible notes	(112)	(20,250)
Proceeds from issuance of common stock, net	—	370

Net cash (used for) provided by financing activities	(112)	120

Effect of exchange rates on cash and cash equivalents	16	59

Net increase (decrease) in cash and cash equivalents	5,795	(4,633)
Cash and cash equivalents at beginning of period	4,849	41,851

Cash and cash equivalents at end of period	$10,644	$37,218

Supplemental disclosures of cash flow information:
Cash paid for interest	$188	$162

Cash paid (refunds received) for income taxes	$68	$(384)

Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$20,535	$—

Conversion of accrued interest to equity	$196	$—

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
In September 2005, the Company received a notice from the Listing Qualifications Department of The Nasdaq Stock Market stating that it was not in compliance with the Minimum Bid Price Rule, and that it would be provided 180 calendar days (or until March 6, 2006) to regain compliance. Because of this non-compliance and in order to complete the stock for debt exchange described below without violating applicable listing standards, the Company delivered to Nasdaq a notification of voluntarily delisting of its common stock from the Nasdaq National Market, and its common stock was delisted from the Nasdaq National Market effective March 8, 2006. Accordingly, the last day of trading on the Nasdaq National Market was March 7, 2006. Quotations for BroadVision’s common stock are currently available through the “Pink Sheets” under the trading symbol “BVSN”.
As discussed more fully in our consolidated financial statements contained in Item 8 of year 2005 Form 10-K, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included an embedded derivative that should be valued under the provisions of SFAS 133. We had previously determined that convertible debentures were conventional under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.
Basis of Presentation
At March 31, 2006, the Company’s current liabilities exceeded current assets by approximately $ 13.2 million (negative working capital) resulting in a working capital ratio of approximately 0.66 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first quarter of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements through at least the end of 2006 from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
Basis of consolidations
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions have been eliminated in consolidation. In the Company’s opinion, the consolidated financial statements presented herein include all necessary adjustments, consisting of normal recurring adjustments, to fairly state the Company’s financial position, results of operations and cash flows for the periods indicated.
Use of Estimates
The preparation of consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates including those related to collectibility of customer accounts, the value assigned to and estimated useful lives of long-lived assets, the realizability of goodwill and tax assets, contingent liabilities and the valuation of equity securities.
The financial results and related information as of March 31, 2006 and for the three months ended March 31, 2006 and 2005 are unaudited. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the quarter ended March 31, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.
Employee Stock Option and Purchase Plans
On December 16, 2004, the Financial Accounting Standards Board (FASB) issued SFAS 123 (revised 2004), Share-Based Payment (SFAS 123R). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, Accounting for Stock Compensation (SFAS 123). However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.
The Company has two share-based compensation plans: its Equity Incentive Plan (the “Equity Plan”) and its Employee Stock Purchase Plan (the “Purchase Plan”).
As of March 31, 2006, the Company had 96 million shares of common stock available for issuance under the Equity Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company’s common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company’s right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment.
As of March 31, 2006, the Company had 1,023,000 shares available for issuance under its Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee’s earnings, not to exceed the lesser of 15% of the employee’s earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock at on the date of the offering or the date of purchase. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Purchase Plan.

The amount of stock-based compensation expense recognized during the three months ended March 31, 2006 was approximately $168,000, after income tax effect was considered.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the Company’s stock over the expected term of the option. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant.
During the quarter ended March 31, 2006, the Company determined to use the forfeiture rate of 0% as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. The adoption of this rate had no material effect on the stock-based compensation reported for the quarter ended March 31, 2006. Prior to adoption of SFAS 123R, the Company recognized forfeitures under SFAS 123 as they occurred. The Company grants options under the Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is generally two to five years. During the quarter ended March 31, 2006, the following assumptions are used for these stock option grants to determine stock-based compensation expense:

Weighted average volatility	0.834
Expected dividends	0
Expected term (in years)	3
Risk free rate	4.81%
Forfeiture rate	0%
Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25 (“APB 25”), Financial Accounting Standards Board (“FASB”) Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25 and related interpretations. Accordingly, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to Statement of Financial Accounting Standards (“SFAS”) 123, the Company disclosed the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and Emerging Issues Task Force (“EITF”) 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services. In accordance with these accounting standards, we recorded no stock-based compensation expense during the three months ended March 31, 2005.
The Company determined pro forma information regarding net income (loss) and net income (loss) per share in prior years as if we had accounted for employee stock options under the fair value method as required by SFAS 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosures during fiscal periods prior to the adoption of SFAS 123(R) on January 1, 2006, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information previously reported for the three months ended March 31, 2005 was as follows (in thousands, except for per share data):

March 31, 2005
(restated)
Net income, as reported	$7,413
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	1,334

Pro forma net income	$6,079

Income per share:
Basic—as reported	$0.22
Basic—pro forma	$0.18
Diluted—as reported	$0.19
Diluted—pro forma	$0.15

As of March 31, 2006, the Company had reserved 10,450,000 common shares for future issuance upon the exercise of outstanding stock options and warrants.
The Company’s Chairman and Chief Executive Officer (“CEO”) has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.60 per share. The table below is a summary of options granted to him through March 31, 2006:

				Vesting
Date	Options	Options		Period
Granted	Granted	Price	Vested	(months)

6/23/1999	500,000	$60.00	500,000	60
5/25/2001	500,000	66.51	500,000	48
11/27/2001	4,444	35.01	4,444	24
2/19/2002	55,555	18.63	55,555	48
10/30/2002	644,445	2.16	644,445	48

Totals	1,704,444		1,704,444

Activity in the Company’s stock option plan is as follows:

	First Quarter, 2006
		Weighted-
		Average	Aggregate	Number of
	Options	Exercise	Intrinsic	Nonvested
Fixed Options	(000’s)	Price	Value	Options

Outstanding at 1/1/2006	3,765	23.48	—	—
Granted	3,744	0.57	—	3,744
Exercised	—	—	—	—
Expired	(314)	6.21	—	—

Outstanding at 3/31/2006	7,195	12.04	—	3,744

Options exercisable at end of period	3,451	$21.16	—
Weighted-average fair value of options granted during the period	$0.32
Number of options vested during the period	—
The following table summarizes stock options outstanding under the plan as of March 31, 2006:

		Outstanding
		Weighted-
		Average
		Remaining	Weighted	Aggregate
Range of Exercise	Options	Contractual	Exercise	Intrinsic
Prices	(000’s)	Life in Years	Price	Value

$ 0.43 – $ 1.52	3,901	9.92	$0.57	—
2.10 – 2.94	1,147	7.60	2.37	—
3.08 – 3.80	419	7.18	3.65	—
4.25 – 8.50	325	6.14	6.25	—
10.75 – 30.00	121	4.23	21.41	—
30.50 – 39.63	170	5.28	35.01	—
42.75 – 87.19	1,103	4.20	62.86	—
133.06 – 448.31	9	4.20	186.56	—

	7,195	8.13	$12.24	—

		Outstanding
		Weighted-
		Average
	Exercisable	Remaining	Weighted	Aggregate
Range of	Options	Contractual	Exercise	Intrinsic
Exercise Prices	(000’s)	Life in Years	Price	Value

$ 0.43 – $ 1.52	157	7.18	$1.49	—
2.10 – 2.94	1,147	7.60	2.37	—
3.08 – 3.80	419	7.18	3.65	—
4.25 – 8.50	325	6.14	6.25	—
10.75 – 30.00	121	4.23	21.41	—
30.50 – 39.63	170	5.28	35.01	—
42.75 – 87.19	1,103	4.20	62.86	—
133.06 – 448.31	9	4.20	186.56	—

	3,451	6.15	$23.48	—

The Company granted 144,000 restricted stock awards to its non-employee board members in March 2006. The total compensation cost related to the nonvested stock options not yet recognized is approximately $1.1 million over the next 23 months.
Earnings Per Share Information
Basic income per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, potential common shares from the conversion of convertible debt using the as-if converted method, and shares subject to repurchase. The following table sets forth the basic and diluted income per share computational data for the periods presented.
There were 11.0 million potential shares excluded from the determination of diluted net income per share for the three months ended March 31, 2006, as the effect of each share was anti-dilutive.

	Three Months Ended
	March 31,
	2006	2005
		(restated)
Net income	$881	$7,413

Weighted average common shares outstanding utilized for basic net income per share	42,958	33,971
Potential common stock issued for debt	—	5,797
Potential common stock issued for employee stock purchase plans	110	—
Potential common stock issued for options	—	200

Weighted average common shares outstanding utilized for diluted net income per share:	43,068	39,968

Basic net income per share	$0.02	$0.22
Diluted net income per share	$0.02	$0.19
Legal Matters
The Company’s current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and the Company can estimate the amount and range of loss. The

Company has recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, the Company will assess the potential liability related to its pending litigation and revise its estimates, if necessary. Such revisions in the Company’s estimates of the potential liability could materially impact the Company’s results of operations and financial position. The Company currently is not a party to any legal proceedings.
Foreign Currency Transactions
The Company’s functional currencies for all foreign subsidiaries are the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Currency translation adjustments are recorded in other comprehensive income (loss), a component of stockholders’ equity. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Condensed Consolidated Statements of Operations.
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
The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. For the three months ended March 31, 2006 and 2005, there were no such impairments of goodwill, or other long-lived assets.
Reclassification
Certain reclassifications have been made to prior year balances in order to conform to the current period presentation. These reclassifications do not impact BroadVision’s consolidated financial condition, results of operation or cash flows.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income (loss) consist of the following, net of taxes (unaudited, in thousands):

	Foreign	Accumulated Other
	Currency	Comprehensive
	Translation	Income (Loss)
Balance, December 31, 2005	$93	$93
Net change during period	16	16

Balance, March 31, 2006	$109	$109

New Accounting Pronouncements
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
In July 2006, the Financial Accounting Standards Board (“FASB”) issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.
Note 2. Selected Balance Sheet Detail
Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Furniture and fixtures	$2,694	$2,791
Computers and software	32,739	32,705
Leasehold improvements	5,821	6,219

	41,254	41,715
Less accumulated depreciation and amortization	(39,166)	(39,381)

	$2,088	$2,334

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2006	2005
	(unaudited)
Employee benefits	$1,165	$1,048
Commissions and bonuses	559	533
Sales and other taxes	3,762	3,885
Restructuring (See Note 6)	5,368	5,533
Other	4,389	5,091

	$15,243	$16,090

Note 3. Bank Borrowings, Convertible Notes and Other Non-Current Liabilities
Bank borrowings consists of the following (in thousands):

	March 31, 2006	December 31, 2005
	(unaudited)

Bank borrowings – Term debt	$277	$389

	277	389
Less: Current portion of bank borrowings	(277)	(389)

Long-term debt, net of current portion	$—	$—

The Company has maintained various credit facilities with a commercial lender:
•	During the year ended December 31, 2005, the Company maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender, which expired in February 2006. No amounts were outstanding under this credit facility.

•	The Company has entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. As of March 31, 2006 and December 31, 2005, the entire balance of $277,000and $389,000, respectively, was classified as currently due.
Convertible Notes
In November 2004, the Company issued $16.0 million of Notes that were convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share, subject to adjustment in certain defined circumstances, including dilutive equity issuances. The Notes bore interest at a rate of six percent per annum. In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes. Lack of timely payment became an event of default. As a result, the event of default permitted each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note. During the quarter ended December 31, 2005, the Company recorded additional principal of $2.6 million, which represented the 20% increase in the redeemable debt premium.
In November 2005, the Notes were purchased by an unaffiliated investor, and subsequently on November 18, 2005, the Notes were purchased by an entity controlled by Dr. Pehong Chen, the Company’s Chairman and Chief Executive Officer. On December 20, 2005, in order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen and the Company entered into a Debt Conversion Agreement whereby Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, which were issued in March 2006 as discussed below, at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. Because of the significant difference between the $0.45 per share exchange price and the $2.76 per share conversion price included in the Notes, the Company accounted for this transaction as a deemed extinguishment and reissuance of the Notes. A loss of $7.0 million was recorded in December 2005 under Accounting Principles Bulletin No. 26, Extinguishment of Debt, equal to fair value of the reissued Notes (which was determined to be the fair value of the underlying common shares into which the Notes were to be exchanged) less the carrying value of the extinguished Notes. As a result, the Notes were carried at December 31, 2005 at fair value of the Common Stock on December 20, 2005 of $20.5 million less shares representing interest of $165,000.
In March 2006, the notes were cancelled and the related shares were issued. As a result of this share issuance , Dr. Chen’s ownership of our common shares increased to approximately 59%. The issuance of shares was recorded in Stockholders’ equity (deficit) at the amount then outstanding of $20.5 million.
The Company made a determination that the convertible notes entered into in 2004 included certain embedded derivatives (conversion feature and additional investment rights) that should be valued under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities. The additional investment rights expired during the quarter ended September 30, 2005. Accordingly, the conversion feature and additional investment rights have been revalued each applicable reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations. Further, in conjunction with the December 20, 2005 Debt Conversion Agreement, the conversion feature was no longer considered to be a derivative, as the conversion rate was fixed at $0.45 per share. Additional investment rights of $132,000 were included in the fair value of the Notes upon modification on December 20, 2005.
In conjunction with the issuance of the Notes to the institutional investors in original private offering, the Company issued warrants to purchase 1,739,130 shares of common stock at an exercise price of $3.58 per share, which were adjusted during the quarter ended March 31, 2006 to shares exercisable for 3,082,219 common shares at an exercise price of $2.02 per shares as a result of the issuance of shares to cancel the debt (see Note 8). The purpose of the issuance of additional warrants is to alleviate the dilution effect from the exchange of convertible notes for common stocks. The warrants were exercisable beginning in May 2005 and have a five-year life. None of the warrants have been exercised as of March 31, 2006. The warrants have been accounted for as a derivative under SFAS 133, as the warrants allow for the potential settlement in cash. As such, the warrants have been revalued each reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations.
Gains (losses) on the revaluation of the warrants (including the warrants from the real estate buyout discussed further in Note 7) and the embedded derivatives were recorded as follows (in thousands):

	Quarter Ended March 31,
	2006	2005
		(restated)

Warrants related to the Notes	$(384)	$1,764
Warrants related to real estate buyout	14	753
Conversion Feature		4,670
Additional Investment Rights	—	804

(Loss) gain on revaluation of warrants and change in value of derivatives	$(370)	$7,991

Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	March 31,	December 31,
	2006	2005

	(in thousands)
Restructuring (Note 6)	$1,573	$1,722
Deferred maintenance and unearned revenue	2,790	2,334
Other	334	334

Total other non-current liabilities	$4,697	$4,390

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
The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either March 31, 2006 or December 31, 2005. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.
Leases
The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments, net of future sublease income, as of March 31,2006, under noncancelable operating lease agreements is as follows (in millions):

Operating
Years Ending December 31,	Leases
2006	$3.0
2007	3.9
2008	2.1
2009	2.1
2010 and thereafter	4.1

Total minimum lease payments	$15.2

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.
Standby Letter of Credit Commitments
As of March 31, 2006, the Company had $2.0 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.
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
The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three Months Ended
	March 31,
	2006	2005
Software licenses	$2,882	$4,416
Consulting services	3,842	5,147
Maintenance	5,900	6,804

Total revenues	$12,624	$16,367

The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value added resellers (VAR) and application service providers (ASP). In addition, the licenses of the Company’s products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs and systems integrators.
Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (unaudited, in thousands):

	Three months ended
	March 31,
	2006	2005
Revenues:
Americas	$10,019	$12,423
Europe	1,271	2,390
Asia/Pacific	1,334	1,554

Total revenues	$12,624	$16,367

	March 31,	December 31,
	2006	2005
Long-Lived Assets:

Americas	$27,543	$29,039
Europe	203	328
Asia/Pacific	440	445

Total long-lived assets	$28,186	$29,812

During the three months ended March 31, 2006 and 2005, no single customer accounted for more than 10% of the Company’s revenues.
Note 6. Restructuring Charges
Through March 31, 2006, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of its workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SAB 100, Restructuring and Impairment Changes (SAB 101).
For each of the periods presented herein, restructuring charges consist solely of:
• Severance and Termination Benefits — These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the date recognized. For exit or disposal activities initiated on or prior to December 31, 2002, the Company accounted for severance and benefits termination costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (“EITF 94-3”). The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities (“SFAS 146”).
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
As of March 31, 2006, the total restructuring accrual of $6.9 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.4	$—	$0.4
Excess Facilities	5.0	1.5	6.5

Total	$5.4	$1.5	$6.9

The Company estimates that the $0.4 million severance and termination accrual will be nearly paid in full by December 31, 2006. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total future
minimum
Years ending December 31,	payments
2006	$4.8
2007	0.7
2008	0.4
2009	0.4
2010	0.2

Total minimum facilities payments	$6.5

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2006
Lease cancellations and commitments	$4,188	$108	$	$4,296
Termination payments to employees and related costs	105	374	(376)	103

	$4,293	$482	$(376)	$4,399

Three Months Ended March 31, 2005
Lease cancellations and commitments	$21,824	$(631)	$(17,347)	$3,846
Termination payments to employees and related costs	365	(95)	(155)	115

	$22,189	$(726)	$(17,502)	$3,961

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending

Three Months Ended March 31, 2006
Lease cancellations and commitments	$2,651	$8	$(436)	$2,223
Termination payments to employees and related costs	311	—	8	319

	$2,962	$8	$(428)	$2,542

Three Months Ended March 31, 2005
Lease cancellations and commitments	$11,515	$22	$(2,666)	$8,871
Termination payments to employees and related costs	459	—	(14)	445

	$11,974	$22	$(2,680)	$9,316

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
Note 7. Warrants
As of March 31, 2006, the following warrants to purchase the Company’s common stock were outstanding:

	Underlying	Exercise
Description	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,082,219	2.02
Other issued in connection with revenue transactions in 1997 and 2000	9,628	Various

Total warrants	3,791,847

The warrant issued in connection with the real estate transaction has a term of five years and became exercisable beginning in August 2005. None had been exercised as of March 31, 2006.
In connection with the Note cancellation and stock issuance discussed above, the warrants issued to convertible note investors in November 2004 (see Note 3), which were originally exercisable to purchase 1,739,130 shares at an exercise price of $3.58 per share, were adjusted such that, following such share issuance, the warrants became exercisable for 3,082,219 common shares at an exercise price of $2.02 per share. The purpose of the issuance of additional warrants is to alleviate the dilution effect from the exchange of convertible notes for common stock. The Company recorded a charge of $282,000 in the quarter ended March 31, 2006 to reflect the issuance of additional warrants, in its consolidated financial statements. The remaining terms of the warrants were unchanged. The Warrants have a term of five years and became exercisable beginning in May 2005. None had been exercised as of March 31, 2006.
In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants issued to convertible notes investors have been included as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three months ended March 31, 2006 and 2005, the Company recorded gains related to the revaluation of warrants to the landlord and note holders of approximately $400,000 and 800,000, respectively. These gains are included as a component of Restructuring charges and of Other income (expense), net, respectively, in the accompanying Condensed Consolidated Statements of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.
Note 8. Stockholders’ Equity
As discussed more in details in Note 3, Dr. Pehong Chen, the Company’s Chairman and Chief Executive Officer, in December 2005 entered into a Debt Conversion Agreement whereby Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock. In March 2006, the notes were cancelled and the related shares were issued. As a result of this share issuance, the $20.5 million Notes carrying amount of fair value at December 31, 2005 was charged to common stock and additional paid-in-capital in the first quarter of 2006.
Note 9. Subsequent Event
In June 2006, William Meyer resigned as the Company’s Chief Financial Officer, a position Mr. Meyer had held since April 2003. The Company’s Chief Executive Officer has also served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
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
Over 1,000 customers — including U.S. Air Force, Lockheed Martin, Audible, Netikos, Sears, Circuit City, Iberia L.A.E. and Vodafone — have licensed BroadVision solutions to power and personalize their mission-critical web initiatives.
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
Recent Events
     In November 2005, an entity controlled by Dr. Pehong Chen, our Chairman and Chief Executive Officer, acquired all of our convertible Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve us from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006. The common share issuance, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen’s ownership interest in BroadVision to approximately 59% of the total shares outstanding.
In December 2005, we announced our intention to complete a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at effective price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to Dr. Chen in connection with the Note exchange. Dr. Chen has waived any right to participate in the rights offering. Under the terms of the offering, each common stockholder as of December 20, 2005 will have the right to purchase approximately 5.9 shares of common stock for each common share then held. The rights offering will be made only by means of a prospectus, a preliminary copy of which was filed with the Securities and Exchange Commission as part of a registration statement on February 3, 2006.
In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we delivered to Nasdaq a notification of voluntary delisting of BroadVision common stock from the Nasdaq National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from Nasdaq stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on Nasdaq, and that we had until March 6, 2006 to regain compliance. Quotations for BroadVision common stock are currently available through the “Pink Sheets” (www.pinksheets.com) under the trading symbol “BVSN”.
In March 2006, the Company received $1.2 million property tax refund from the County of San Mateo covering tax years 2000 through 2005. The Company is obligated to compensate an outside tax specialist $335,000 for its efforts to reach agreement with the County on the Company’s behalf. The net proceeds were accounted in the operating expenses for the quarter ended March 31, 2006.

In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen has served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
Critical Accounting Policies, Estimates and Judgments
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
At March 31, 2006, the Company’s current liabilities exceeded current assets by approximately $13.2 million (negative working capital) resulting in a working capital ratio of approximately 0.66 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first quarter of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements through at least the end of 2006 from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
As discussed more fully in our consolidated financial statements contained in Item 8 of year 2005 Form 10-K, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included an embedded derivative that should be valued under the provisions of SFAS 133. We had previously determined that convertible debentures were conventional under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.
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
Impairment Assessments
We adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. While there was no accounting charge to record upon adoption, we concluded that, as of March 31, 2006, based on the existence of impairment indicators including a decline in the market value of our common shares, we would be required to test goodwill for impairment. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of BroadVision to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment.

Deferred Tax Assets
We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized based upon the uncertainty of their realization. We have considered any potential loss of net operating loss (NOL), estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.
Accounting for Stock-Based Compensation
On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.
In anticipation of the pending reporting requirements under SFAS 123 (R), the Company’s Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company’s common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share. The following table summarizes the options for which vesting was accelerated:

	Aggregate Number	Weighted
	of Common Shares	Average
	Issuable Under	Exercise
	Accelerated Stock	Price Per
	Options	Share

Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87

Total Directors and Named Executive Officers	514,067	2.89
Total All Other Employees	610,707	2.97

Total	1,124,774	2.94

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the Company’s statements of operations as required under the provisions of SFAS 123 (R), which was effective as of January 1, 2006.
In accordance with Statement of Financial Accounting Standards No. 123R, Share Based Payment: An Amendment of FASB Statements No. 123 and 95 (“FAS 123R”), in our first quarter of 2006 we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with FAS No 123, Accounting for Stock-Based Compensation (“SFAS 123”), adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
Our assessment of the estimated fair value of the stock options granted is affected by our stock price as well as assumptions regarding a number of complex and subjective variables. We utilize the Black-Scholes model to estimate the fair value of stock options granted. Generally, our calculation of the fair value for options granted under SFAS 123R is similar to the calculation of fair value under SFAS 123 with the exception of the treatment of forfeitures. The fair value of restricted stock units granted is based on the grate date price of our common stock.
The Black-Scholes option valuation model was developed for use in estimating the fair value of traded options that have no vesting restrictions and are fully transferable. This model also requires the input of highly subjective assumptions including:
•	The expected volatility of our common stock price, which we determine based on historical volatility of our common stock over the expected term of the option;

•	Expected dividends, which are nil, as we do not currently anticipate issuing dividends;

•	Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

•	Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees. Prior to adoption of FAS 123R, we recognized forfeitures under FAS 123 as they occurred.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.
Restructuring Charges
Through March 31, 2006, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100 .
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
Our cash, and cash equivalents, at cost, which approximates fair value, consisted of the following as of March 31, 2006 (in thousands, unaudited)

Fair value
Cash and certificates of deposits	$9,816
Money market	828

Total cash and equivalents	$10,644

Our cash and cash equivalents, at cost, which approximates fair value, consisted of the following as of December 31, 2005 (in thousands):

Fair value
Cash and certificates of deposits	$4,030
Money market	819

Total cash and equivalents	$4,849

Concentrations of Credit Risk
Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We maintain our cash and cash equivalents with two separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the three months ended March 31, 2006, no one customer accounted for more than 10% of total revenue or accounts receivable.
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

We had no long-term equity investments in public and non-public companies as of March 31, 2006. There was not any “other than temporary write-down” during the three months ended March 31, 2006 related to long-term equity investments.
Legal Matters
Our current estimated range of liability related to pending litigation is based on claims for which it is probable that a liability has been incurred and we can estimate the amount and range of loss. We have recorded the minimum estimated liability related to those claims, where there is a range of loss. As additional information becomes available, we will assess the potential liability related to its pending litigation and revise our estimates, if necessary. Such revisions in our estimates of the potential liability could materially impact our results of operations and financial position. We are not currently a party to any legal proceedings.
Results of Operations
Revenues
Total revenues decreased 23% during the three months ended March 31, 2006 to $12.6 million as compared to $16.4 million for the three months ended March 31, 2005. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%

Three Months Ended:
March 31, 2006
Americas	$2,265	79%	$7,754	80%	$10,019	79%
Europe	346	12	925	9	1,271	10
Asia Pacific	271	9	1,063	11	1,334	11

Total	$2,882	100%	$9,742	100%	$12,624	100%

March 31, 2005
Americas	$1,914	43%	$6,724	56%	$8,638	53%
Europe	1,706	39	4,212	35	5,918	36
Asia Pacific	796	18	1,015	9	1,811	11

Total	$4,416	100%	$11,951	100%	$16,367	100%
The Company operates in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.
Software license revenues decreased 34% during the three months ended March 31, 2006 to $2.9 million as compared to $4.4 million for the three months ended March 31, 2005. License revenue in all areas declined due to the selling challenges created by our deteriorating financial condition.
Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 19% during the three months ended March 31, 2006 to $9.7 million as compared to $12.0 million for the three months ended March 31, 2005. The decrease in service revenues was attributable to both lower maintenance and consulting revenues. Maintenance revenues decreased 13% for the three months ended March 31, 2006 to $5.9 million as compared to $6.8 million for the three months ended March 31, 2005. Maintenance revenue decreased due to a decline in customer licenses and certain existing customers declining the renewal of annual maintenance services. Consulting revenues decreased 25% for the three months ended March 31, 2006 to $3.8 million as compared to $5.1 million for the three months ended March 31, 2005. Consulting revenues decreased as a result of a decline in our sales of new software license.

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

	Three Months Ended March 31,
	2006	%	2005	%

Cost of software licenses	$62	1%	$(57)	(1)%
Cost of services	4,058	32	5,980	37

Total cost of revenues	$4,120	33%	$5,923	36%

Cost of (credit for) software licenses increased in absolute dollar terms during the three months ended March 31, 2006 to $62,000 as compared to $(57,000) for the three months ended March 31, 2005. This increase was primarily due to the reversal of some royalty costs no longer considered payable in the quarter ended March 31,2005.
Cost of services decreased $1.8 million in absolute dollar terms during the three months ended March 31, 2006 to $4.1 million as compared to $5.9 million for the three months ended March 31, 2005. This decline was attributable to lower consulting headcount in Europe and the Middle East regions and lower customer support headcount in the Americas, as well as decreased revenue. This was partially offset by an increase in consulting spending in the Americas.
Gross margin increased to 67% during the three months ended March 31, 2006 from 64% for the three months ended March 31, 2005. The increase is a result of the Company’s restructuring and cost control plans.
Operating Expenses and Other Income, net
Operating expenses consists of the following:
• Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant to date, and we have not capitalized any costs related to the development of software for external use.
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
A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

		Three months ended
		March 31,
	2006	% (1)	2005	% (1)

Research and development	$2,631	21%	$4,287	26%
Sales and marketing	2,381	19	5,811	36
General and administrative	1,738	13	2,535	15
Restructuring charges	490	4	(704)	(4)

Total operating expenses	$7,240	57%	$11,929	73%

(1)	Expressed as a percent of total revenues for the period indicated

Research and development expenses decreased 39% during the three months ended March 31, 2006 to $2.7 million as compared to $4.3 million for the three months ended March 31, 2005. The decrease in research and development expenses was primarily attributable to reduced headcount as a result of layoffs, natural attrition and lower overhead allocations. The Company conducted layoffs to focus on its core technologies.
Sales and marketing expenses decreased 59% during the three months ended March 31, 2006 to $2.4 million as compared to $5.8 million for the three months ended March 31, 2005. The decrease was primarily attributable to reduction in the sales organization combined with lower commissions on lower license revenue.
General and administrative expenses decreased 31% during the three months ended March 31, 2006 to $1.7 million as compared to $2.5 million for the three months ended March 31, 2005. The decrease was primarily attributable to layoffs, natural attrition and function consolidations.
Interest income (expense), net was income of $107,000 for the three months ended March 31, 2006 as compared to expense of $1.7 million for the three months ended March 31, 2005. Interest expense decreased in the first quarter of 2006 due to the exchange of convertible notes to common stock (see Note 3).
(Loss) gain on revaluation of warrants and change in value of derivatives was a loss of $370,000 for the three months ended March 31, 2006 as compared to a gain of $8.0 million for the three months ended March 31, 2005. The decrease was primarily that the Company entered an agreement in December 2005 to cancel outstanding convertible notes in exchange for shares of common stock; therefore, there was no amortization associated with the convertible notes.
Other income, net, was $36,000 for the three months ended March 31, 2006 as compared to $598,000 for the three months ended March 31, 2005. The income in the three months ended March 31, 2005 was primarily due to recognition of gains on the disposition of equity investments.
(Provision) benefit for income taxes, was a provision of $156,000 for the three months ended March 31, 2006. The expenses related to Alternative Minimum Taxes (AMT) calculated at both Federal and state levels after net operating loss (NOL) carryforwards have been applied. For the three months ended March 31, 2005, we recorded a tax benefit of $2.0 million related to the reversal of certain income tax accruals determined during the first quarter to be no longer required.
Liquidity and Capital Resources
Background and Overview
At March 31, 2006, the Company’s current liabilities exceeded current assets by approximately $13.2 million (negative working capital) resulting in a working capital ratio of approximately 0.66 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first quarter of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements through at least the end of 2006 from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and majority stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
Our capital requirements relate primarily to facilities, employee infrastructure and working capital needs. Historically, the Company has funded its cash requirements primarily through public and private sales of equity and debt securities, and commercial credit facilities. As of March 31, 2006, cash, cash equivalents, and restricted cash and investments totaled $10.6 million, which represents an increase of $5.8 million as compared to a balance of $4.8 million on December 31, 2005. This increase was primarily attributable to net cash generated from operations during the three months ended March 31, 2006.

	March 31,	December 31,
	2006	2005
	(unaudited)

Cash and cash equivalents	$10,644	$4,849
Restricted cash and investments, net of current portion	$1,796	$1,997
Working capital (deficit)	$(13,214)	$(35,872)
Working capital ratio	0.66	0.35
Commitments totaling $2.0 million in the form of standby letters of credit were issued on our behalf from financial institutions as of March 31, 2006 and December 31, 2005, respectively, primarily in favor of our various landlords to secure obligations under our facility leases. Accordingly, $1.8 million and $2.0 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at March 31, 2006 and December 31, 2005, respectively.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2006 and December 31, 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended March 31, 2006 and 2005.
Cash Provided By (Used For) Operating Activities
Cash provided by operating activities was $5.9 million for the three months ended March 31, 2006. The primary reason for the net cash provided by operating activities was $5.4 million of unearned revenue and deferred maintenance revenue received in the quarter as a result of our receipt of customer payments prior to the time we have performed all material obligations to be performed by us as under the applicable agreement and the Company received payment of $5.0 million from one customer. Other significant adjustments to reconcile net loss to cash provided by operating activities included net increases in accounts receivable and decreases in accounts payable aggregating approximately $1.4 million.
Cash used for operating activities was $25.3 million for the three months ended March 31, 2005. The primary reason for the net cash used by operating activities was due to the payment of accrued liabilities related to restructuring of $20.9 million, offset by net income of $7.4 million. Other significant adjustments to reconcile net income to cash used for operating activities included the non-cash gain on sale of cost method investments of $1.2 million, the non-cash release of income tax reserves of $2.0 million, accounts payable and accrued expenses of $2.3 million, and the gain on revaluation of warrants to fair value of $8.0 million.
Cash Provided By (Used For) Investing Activities
Cash used in investing activities was $21,000 for the three months ended March 31, 2006 and was due to purchase of property and equipment. Cash provided by investing activities was $20.5 million for the three months ended March 31, 2005 and was primarily due to transfers from restricted cash of $19.1 million and proceeds from dividends of $1.1 million. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.
Cash (Used For) Provided By Financing Activities
Cash used in financing activities was $112,000 for the three months ended March 31, 2006, mainly as a result paying down bank term debt. Cash provided by financing activities was $120,000 for the three months ended March 31, 2005, consisting mainly of $370,000 in proceeds from the issuance of common stock to offset net payment to convertible notes of $250,000.
Leases and Other Contractual Obligations
We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of March 31, 2006, under noncancelable operating lease agreements, is as follows (in millions):

Operating
Years Ending December 31,	Leases
2006	$3.0
2007	3.9
2008	2.1
2009	2.1
2010 and thereafter	4.1

Total minimum lease payments	$15.2

See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.
See Note 3 of Notes to Condensed Consolidated Financial Statements for information about additional bank borrowings.
Restricted cash represents collateral for letters of credit, all of which are due to mature within one year.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2006 and December 31, 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended March 31, 2006 and 2005.
ITEM 4. Controls and Procedures
Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of March 31, 2006. Based on this evaluation, our chief executive officer and chief financial officer concluded that, as of March 31, 2006, our disclosure controls and procedures were (1) designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our chief executive officer and chief financial officer by others within those entities particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.
In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Our Chief Executive Officer has also served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
In designing and evaluating our disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable, and not absolute, assurance that the objectives of the control system will be met. In addition, the design of any control system is based in part upon certain assumptions about the likelihood of future events and the application of judgment in evaluating the cost-benefit relationship of possible controls and procedures. Because of these and other inherent limitations of control systems, there is only reasonable assurance that our controls will succeed in achieving their goals under all potential future conditions.

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d- 15(f) under the Exchange Act) during the fiscal quarter ended March 31, 2006 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. In the process of preparing this report, the Company recorded several significant journal entries, which indicates that we continue to face significant internal control issues.
In the second quarter of 2006, the Company hired key finance and accounting personnel, including Vice President of Finance, Corporate Controller, Revenue Manager, and a senior accountant. All of these new hires had extensive general ledger, reconciliation, and financial reporting experience. In July 2006, the Company hired another senior accountant with extensive general ledger, reconciliation and financial reporting experience. The Company believes these staff additions have significantly improved the company’s financial control and reporting.
PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is subject from time to time to various other claims and legal actions arising in the ordinary course of business. In the opinion of management, after consultation with legal counsel, the Company has adequate defenses for each of the claims and actions, and believes that their ultimate disposition is not expected to have a material effect on our business, financial condition or results of operations. Although management currently believes that the outcome of other outstanding legal proceedings, claims and litigation involving us will not have a material adverse effect on our business, results of operations or financial condition, litigation is inherently uncertain, and there can be no assurance that existing or future litigation will not have a material adverse effect on our business, results of operations or financial condition. The company is not presently a party to any legal proceeding.
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
     Since 2000, we have incurred substantial net operating losses and have not achieved positive cash flows from operations. As of March 31, 2006, we had an accumulated deficit of approximately $1.2 billion.
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
     As of March 31, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to make the restatement described above. We also recorded several material journal entries in the first quarter of 2006. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
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
     Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005 and September 30, 2005, our revenues declined 22%, 23% and 18%, respectively, as compared to the previous fiscal year quarters. In the quarters ended June 30, 2004, September 30, 2004 and December 31, 2004, our revenues declined 8%, 7% and 15%, respectively, as compared to the same quarterly periods in the prior fiscal year. Our revenue decreased again in the quarter ended March 31, 2006. If our revenues, operating results, earnings or future projections are below the levels expected of securities analysts or investors, our stock price is likely to decline.
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
     We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003 and 337 at the end of 2004. On June 29, 2005, our Board of Directors approved a business restructuring plan, which included a reduction in headcount by an additional 63 employees. On March 31, 2006, we had approximately 160 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management’s attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.
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
     We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2005, approximately 43% of our revenues were derived from international sales. In the quarter ended March 31, 2006, approximately 21% of our revenue was derived from European and Asia/Pacific sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.
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
     In addition, our international sales growth will be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and system integrators. Even if we are able to successfully expand our international operations, we may not succeed in maintaining or expanding international market demand for our products.
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
     Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder, Chief Executive Officer and interim Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry “key person” life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business and the uncertainty created by the recent execution and subsequent termination of our merger agreement with an affiliate of Vector has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
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
     The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and August 1, 2006. On August 1, 2006 the closing price of BroadVision common stock was $0.48 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:
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
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Certificate of Incorporation.

3.3 (3)	Amended and Restated Bylaws.

4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2

Exhibits	Description

10.56	Form of Restricted Stock Grant Agreement

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 9, 2006	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Certificate of Incorporation.

3.3 (3)	Amended and Restated Bylaws.

4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2

10.56	Form of Restricted Stock Grant Agreement

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2004 filed on May 10, 2004.