Form 10-Q/A
period 2006-03-31
BROADVISION INC
filed 2006-09-25
CIK 920448

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Amendment No. 1)

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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act. (Check one): Large accelerated filer Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑

As of June 30, 2006 there were 69,168,997 shares of the Registrant’s Common Stock issued and outstanding.
BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q/A
Quarter Ended March 31, 2006
EXPLANATORY NOTE
This Amendment No. 1 to our quarterly report on Form 10-Q/A (this “Amendment”) amends our quarterly report on Form 10-Q for the quarter ended March 31, 2006 filed on August 10, 2006 (the “Initial Filing”). We have filed this Amendment to amend Item 4 of Part I. No other information contained in the Initial Filing, including our financial statements and the notes thereto, has been modified or updated in any way.

PART I. FINANCIAL INFORMATION
ITEM 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of March 31, 2006, the end of the period covered by this report. This conclusion was based on the identification of one material weakness in internal control over financial reporting as of December 31, 2005 and March 31, 2006, the untimeliness of this filing, and having an insufficient period of time in which to evaluate the performance and effectiveness of the new personnel referred to below.
Changes in Internal Control over Financial Reporting
We reported one material weakness as of December 31, 2005, as set forth in our Annual Report on Form 10-K filed with the Commission on June 9, 2006. There were no changes in our internal control over financial reporting during the first quarter of 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of March 31, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to make the restatement described above. We also recorded several material journal entries in the first quarter of 2006 and were unable to file this Form 10-Q on a timely basis. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. Although we have made new hires to augment the capabilities of our organization, they replaced employees who had left the Company for various reasons. This turnover has caused degradation in our institutional knowledge regarding historical events. If we are not successful in remedying the deficiencies that caused this material weakness, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
In addition, in June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Our Chief Executive Officer has also served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and our Chief Executive Officer and Chief Financial Officer has concluded that these controls and procedures are not effective at the “reasonable assurance” level.
PART II. OTHER INFORMATION
Item 6. Exhibits
(a) Exhibits

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
10.56 (4)	Form of Restricted Stock Grant Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.
32.1 (4)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2005.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006 filed on August 10, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.
Date: September 25, 2006	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2
10.56 (4)	Form of Restricted Stock Grant Agreement
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.
32.1 (4)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2005.

(4)	Incorporated by reference to the Company’s Form 10-Q for the quarter ended March 31, 2006 filed on August 10, 2006.