Form 10-Q
period 2006-06-30
BROADVISION INC
filed 2006-09-25
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2006
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
As of August 31, 2006 there were 69,503,354 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2006

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	June 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$13,255	$4,849
Accounts receivable, less allowance for doubtful accounts of $1,064 as of June 30, 2006 and $731 as of December 31, 2005	10,043	12,640
Prepaids and other	1,767	1,914
Restricted cash, current portion	201	—

Total current assets	25,266	19,403
Property and equipment, net	1,884	2,334
Restricted cash and investments, net of current portion	1,796	1,997
Goodwill	25,066	25,066
Other assets	1,008	1,142

Total assets	55,020	49,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of bank borrowings	162	389
Current portion of convertible notes due to a related party	—	20,535
Accounts payable	2,507	4,396
Accrued expenses	15,886	16,090
Warrant liability	663	277
Unearned revenue	4,479	2,678
Deferred maintenance	12,546	10,910

Total current liabilities	36,243	55,275

Other non-current liabilities	4,535	4,390

Total liabilities	40,778	59,665

Commitments and contingencies

Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 69,383 shares issued outstanding as of June 30, 2006 and 34,522 shares issued and outstanding as of December 31, 2005	7	3
Additional paid-in capital	1,236,389	1,215,256
Accumulated other comprehensive income	289	93
Accumulated deficit	(1,222,443)	(1,225,075)

Total stockholders’ equity (deficit)	14,242	(9,723)

Total liabilities and stockholders’ equity (deficit)	$55,020	$49,942

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues:
Software licenses	$3,627	$3,391	$6,509	$7,807
Services	9,102	12,123	18,844	24,074

Total revenues	12,729	15,514	25,353	31,881

Cost of revenues:
Cost of software licenses	142	(186)	204	(243)
Cost of services	3,496	5,614	7,554	11,594

Total cost of revenues	3,638	5,428	7,758	11,351

Gross profit	9,091	10,086	17,595	20,530

Operating expenses:
Research and development	2,405	3,955	5,036	8,242
Sales and marketing	1,982	5,060	4,363	10,871
General and administrative	3,239	2,829	4,977	5,364
Restructuring charge (credit)	(15)	309	475	(395)

Total operating expenses	7,611	12,153	14,851	24,082

Operating income (loss)	1,480	(2,067)	2,744	(3,552)

Interest (expense) income, net	125	(167)	232	(276)
Amortization of discount on convertible notes	—	(2,365)	—	(3,978)
(Loss) gain on revaluation of warrants and change in value of derivatives	(16)	2,257	(386)	10,248
Other (expense) income, net	226	(684)	262	(86)

Income (loss) before provision for income taxes	1,815	(3,026)	2,852	2,356

Benefit (provision) for income taxes	(65)	(70)	(221)	1,961

Net income (loss)	$1,750	$(3,096)	$2,631	$4,317

Basic income (loss) per share	$0.03	$(0.09)	$0.05	$0.13
Diluted income (loss) per share	$0.03	$(0.09)	$0.05	$0.13

Shares used in computing:
Weighted average shares-basic	69,151	34,181	56,055	34,077
Weighted average shares-diluted	69,151	34,181	56,055	34,163

Comprehensive income:
Net income (loss)	$1,750	$(3,096)	$2,631	$4,317
Other comprehensive gain, net of tax:
Foreign currency translation adjustment	(180)	(22)	(196)	23

Total comprehensive income (loss)	$1,570	$(3,118)	$2,435	$4,340

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Six Months Ended June 30,
	2006	2005
		(restated)
Cash flows from operating activities:
Net income	$2,631	$4,317
Adjustments to reconcile net income to net cash provided by (used for) operating activities:
Depreciation and amortization	549	638
Allowance for doubtful accounts and reserves	333	(101)
Stock based compensation	308	—
(Gain) on cost method investments	—	(1,117)
Loss on sale or abandonment of fixed assets	—	66
Provision (benefits) for income tax	221	(1,961)
Loss (gain) on revaluation of warrants and change in value of derivatives	386	(10,248)
Amortization of discount on convertible notes	—	3,978
Changes in operating assets and liabilities:
Accounts receivable	2,264	1,656
Prepaids and other	147	306
Other non-current assets	134	91
Accounts payable and accrued expenses	(2,000)	(22,147)
Restructuring accrual	(494)	(3,420)
Unearned revenue and deferred maintenance	3,437	(2,142)
Other noncurrent liabilities	491	4

Net cash provided by (used for) operating activities	8,407	(30,080)

Cash flows from investing activities:
Purchase of property and equipment	(98)	(108)
Transfer from restricted cash	—	19,702
Proceeds from sale of cost method investments	—	350
Proceeds from dividends	—	1,101

Net cash (used for) provided by investing activities	(98)	21,045

Cash flows from financing activities:
Proceeds from bank line of credit, term debt, and convertible notes	—	35,000
Repayments of bank line of credit, term debt, and convertible notes	(227)	(41,476)
Proceeds from issuance of common stock, net	128	522

Net cash used for financing activities	(99)	(5,954)

Effect of exchange rates on cash and cash equivalents	196	(23)

Net increase (decrease) in cash and cash equivalents	8,406	(15,012)
Cash and cash equivalents at beginning of period	4,849	41,851

Cash and cash equivalents at end of period	$13,255	$26,839

Supplemental disclosures of cash flow information:
Cash paid for interest	$194	$415

Cash paid (refunds received) for income taxes	$96	$(259)

Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$20,535	$—

Conversion of accrued interest to equity	$167	$—

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
As discussed more fully in our consolidated financial statements contained in Item 8 of year 2005 Form 10-K, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included embedded derivatives that should be valued under the provisions of Statement of Financial Standards (SFAS) No. 133 of the Financial Accounting Standards Board (FASB). We had previously determined that convertible debentures were conventional under the provisions of Emerging Issues Task Force (EITF) 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.
Basis of Presentation
At June 30, 2006, the Company’s current liabilities exceeded current assets by approximately $ 11.0 million (negative working capital) resulting in a working capital ratio of approximately 0.70 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first six months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and majority stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. In addition, the Company may receive additional financing from the rights offering, although there can be no assurance that any such proceeds will be received. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
Basis of consolidations
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

The financial results and related information as of June 30, 2006 and for the three and six months ended June 30, 2006 and 2005 are unaudited. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America. The financial statements should be reviewed in conjunction with the consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10K.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.
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
Employee Stock Option and Purchase Plans
On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, Accounting for Stock Compensation. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under the modified prospective transition method, compensation cost recognized during the three months ended March 31, 2006 and six months ended June 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.
In anticipation of the reporting requirements under SFAS 123R, the Company’s Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company’s common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share.
The Company has two share-based compensation plans: its Equity Incentive Plan (the “Equity Plan”) and its Employee Stock Purchase Plan (the “Purchase Plan”).
As of June 30, 2006, the Company had 96 million shares of common stock available for issuance under the Equity Plan. Under this plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% or 85%, respectively, of the fair market value of the Company’s common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company’s right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment.
As of June 30, 2006, the Company had 808,644 shares available for issuance under its Employee Stock Purchase Plan (the “Purchase Plan”). The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee’s earnings, not to exceed the lesser of 15% of the employee’s earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Under APB Opinion No. 25, the Company was not required to recognize stock-based compensation expense for the cost of shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Purchase Plan.
The amount of stock-based compensation expense recognized during the six months ended June 30, 2006 was approximately $308,000, after income tax effect was considered. All compensation expenses were charged as general and administrative expenses on the statement of operations.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the Company’s stock over the expected term of the option. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options is derived from the output of the option valuation model and represents the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. During the quarter ended June 30, 2006, the Company determined to use the forfeiture rate of 18% as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. Because of the significant effect of non-recurring events, particularly the pursuit and abandonment in 2005 of the acquisition of the Company by a private equity group, the Company does not believe that its historical data before December 31, 2005 are a good indicator of future forfeiture rate. The Company’s financial and business conditions and stock price have stabilized significantly since the end of 2005. Therefore, the Company has used its actual historical forfeiture rate from January 1, 2006 through June 30, 2006 as the basis for its estimated annualized forfeiture rate in preparing the accompanying financial statements. Prior to adoption of SFAS 123R, the Company recognized forfeitures under SFAS 123 as they occurred. The Company grants options under the Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is generally two to five years. For the three and six months ended June 30, 2006, the following assumptions are used for these stock option grants to determine stock-based compensation expense:

	June 30, 2006
	Three Months Ended	Six Months Ended
Weighted average volatility	85%	85%
Expected dividends	—	—
Expected term (in years)	3	3
Risk free rate	5%	5%
Forfeiture rate	18%	18%
Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for employee stock-based awards in accordance with the provisions of Accounting Principles Board (“APB”) Opinion 25 (“APB 25”), FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25 and related interpretations. Accordingly, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS 123, the Company disclosed the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services. In accordance with these accounting standards, we recorded no stock-based compensation expense for the three and six months ended June 30, 2005.
The Company determined pro forma information regarding net income (loss) and net income (loss) per share in prior years as if we had accounted for employee stock options under the fair value method as required by SFAS 123, Accounting for Stock Compensation. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosures during fiscal periods prior to the adoption of SFAS 123(R) on January 1, 2006, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information previously reported for the three and six months ended June 30, 2005 was as follows (in thousands, except for per share data):

	June 30, 2005
	Three Months Ended	Six Months Ended
	(restated)	(restated)
Net income (loss), as reported	$(3,096)	$4,317
Add: Stock-based employee compensation expense included in reported net income, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	7	1,341

Pro forma net income (loss)	$(3,103)	$2,976

Weighted average common shares outstanding utilized for:
Basic net income	34,181	34,077
Diluted net income	34,181	34,163

Income (loss) per share:
Basic—as reported	$(0.09)	$0.13
Basic—pro forma	$(0.09)	$0.09
Diluted—as reported	$(0.09)	$0.13
Diluted—pro forma	$(0.09)	$0.09
As of June 30, 2006, the Company had reserved 10,533,000 common shares for future issuance upon the exercise of outstanding stock options and warrants.
The Company’s Chairman and Chief Executive Officer (“CEO”) has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.60 per share. The table below is a summary of options granted to him through June 30, 2006:

Date Granted	Options Granted	Options Price	Vested	Vesting Period (Months)
6/23/1999	500,000	$60	500,000	60
5/25/2001	500,000	67	500,000	48
11/27/2001	4,444	35	4,444	24
2/19/2002	55,555	19	55,555	48
10/30/2002	644,445	2	644,445	48

Totals	1,704,444		1,704,444

Activity in the Company’s Equity Plan is as follows:

	Six Months Ended,
	June 30, 2006
		Weighted	Aggregate
		Average	Intrinsic	Number of
	Options	Exercise	Value	Nonvested
	(’000)	Price	(’000)	Options

Outstanding at December 31, 2005	3,765	$23.48	$—	—
Granted	3,924	0.57	7	3,463
Exercised	—	—	—	—
Expired	(183)	0.57	—	—
Forefeited	(538)	8.05	—	—

Outstanding at June 30, 2006	6,968	13.36	$7	3,463

Option exercisable at the end of period	3,505	$23.94	—	—

Weighted-average fair value of options granted during the period	$0.32

Number of options vested during the period	461	$0.57

The following table summarizes stock options outstanding under the Equity Plan as of June 30, 2006:

Options Oustanding
		Outstanding
		Weighted-
		Average
	Number of	Remaining	Weighted	Aggregate
Range of Exercise	Outstanding	Contractual Life	Exercise	Intrinsic Value
Prices	(000’s)	in Years	Price	(000’s)

$0.43 - $1.52	3,873	9.70	$0.56	$7
2.10 - 2.94	1,035	7.25	2.32	—
3.08 – 3.80	406	6.90	3.66	—
4.25 – 8.50	273	6.56	6.19	—
10.75 – 30.00	119	3.97	21.47	—
30.50 – 39.63	163	5.01	35.01	—
42.75 – 87.19	1,093	3.95	62.71	—
133.06 – 448.31	6	3.88	184.04	—

	6,968		$12.30	$7

Option Exercisable
		Outstanding
		Weighted-
		Average
	Number of	Remaining	Weighted	Aggregate
Range of Exercise	Exercisable	Contractual Life	Exercise	Intrinsic Value
Prices	(000’s)	in Years	Price	(000’s)

$0.43 - $1.52	410	5.86	$0.90	—
2.10 - 2.94	1,035	7.25	2.32	—
3.08 – 3.80	406	6.90	3.66	—
4.25 – 8.50	273	6.56	6.19	—
10.75 – 30.00	119	3.97	21.47	—
30.50 – 39.63	163	5.01	35.01	—
42.75 – 87.19	1,094	3.95	62.71	—
133.06 – 448.31	6	3.88	184.04	—

	3,505		$23.91	—

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in the money at June 30, 2006. The total compensation cost related to the nonvested stock options not yet recognized is approximately $0.3 million for year 2006, $0.6 million for year 2007, and $0.2 million for year 2008.
The Company granted 144,000 restricted stock awards to its non-employee board members in March 2006.
Earnings Per Share Information
Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, potential common shares from the conversion of convertible debt using the as-if converted method, and shares subject to repurchase. There were 12.1 million potential shares excluded from the determination of diluted net income per share for the three and six months ended June 30, 2006, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. There were 5.4 million and 5.8 million potential common shares from the conversion of outstanding convertible notes excluded in the diluted shares outstanding during the three months and six months ended June 30, 2005, respectively, as the effect of such shares is anti-dilutive. The following table sets forth the basic and diluted income per share computational data for the periods presented.

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income (loss)	$1,750	$(3,096)	$2,631	$4,317
Weighted average common shares outstanding utilized for basic net income per share	69,151	34,181	56,055	34,077
Potential common stock issued for options	—	—	—	86

Weighted average common shares outstanding utilized for diluted net income per share:	69,151	34,181	56,055	34,163

Basic net income (loss) per share	$0.03	$(0.09)	$0.05	$0.13
Diluted net income (loss) per share	$0.03	$(0.09)	$0.05	$0.13
Legal Matters
The Company is subject from time to time to various legal actions and other claims arising in the ordinary course of business. The company is not presently a party to any material legal proceedings.
Foreign Currency Transactions
The Company’s functional currencies for all foreign subsidiaries are the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Currency translation adjustments are recorded in other comprehensive income (loss), a component of stockholders’ equity. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Condensed Consolidated Statements of Operations. Foreign exchange gains and losses for the three months ended June 30, 2006 was an expense of $104,000 as compared to expense of $23,000 for the three months ended June 30, 2005. Foreign exchange gains and losses for the six months ended June 30, 2006 was an expense of $175,000 as compared to expense of $95,000 for the six months ended June 30, 2005.
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
The Company adopted Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. For the three and six months ended June 30, 2006 and 2005, there were no such impairments of goodwill, or other long-lived assets.
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

	Foreign	Accumulated Other
	Currency	Comprehensive
	Translation	Income (Loss)
Balance, December 31, 2005	$93	$93
Net change during period	196	196

Balance, June 30, 2006	$289	$289

New Accounting Pronouncements
In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments, an amendment of FASB Statements No. 133 and 140. SFAS 155 amends SFAS 133 and SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, to, among other things, clarify or amend provisions regarding the fair value measurement of financial instruments with embedded derivatives and the recording of interests in securitized financial assets. SFAS 155 will be effective for all financial instruments acquired or issued after January 1, 2007. The Company is currently analyzing SFAS 155 and has not determined its potential impact on its Consolidated Financial Statements.
In March 2006, the FASB issued SFAS No. 156, “Accounting for Servicing of Financial Assets — An Amendment of FASB Statement No. 140.” Among other requirements, FAS 156 requires a company to recognize a servicing asset or servicing liability when it undertakes an obligation to service a financial asset by entering into a servicing contract under certain situations. Under FAS 156 an election can also be made for subsequent fair value measurement of servicing assets and servicing liabilities by class, thus simplifying the accounting and provide for income statement recognition of potential offsetting changes in the fair value of servicing assets, servicing liabilities and related derivative instruments. The Statement will be effect beginning the first fiscal year that begins after September 15, 2006. We do not expect the adoption of FAS 156 to have a material impact on our financial position or results of operations.
In June 2006, the EITF reached a consensus on Issue No. 06-3, “How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.
In July 2006, the FASB issued FASB Interpretation No. 48 (“FIN No. 48”) “Accounting for Uncertainty in Income Taxes” which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.

Note 2. Selected Balance Sheet Detail
Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Furniture and fixtures	$2,614	$2,791
Computers and software	32,534	32,705
Leasehold improvements	5,896	6,219

	41,044	41,715
Less accumulated depreciation and amortization	(39,160)	(39,381)

	$1,884	$2,334

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Employee benefits	$1,107	$1,048
Commissions and bonuses	689	533
Sales and other taxes	3,371	3,885
Restructuring (See Note 6)	5,386	5,533
Warrants Liability	663	277
Other	4,670	4,814

	$15,886	$16,090

Note 3. Bank Borrowings, Convertible Notes and Other Non-Current Liabilities
Bank borrowings consists of the following (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
Bank borrowings – Term debt	$162	$389

	162	389
Less: Current portion of bank borrowings	(162)	(389)

Long-term debt, net of current portion	$—	$—

The Company has maintained various credit facilities with a commercial lender:
•	During the year ended December 31, 2005, the Company maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender, which expired in February 2006. No amounts were outstanding under this credit facility.

•	The Company has entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. As of June 30, 2006 and December 31, 2005, the entire balance of $162,000 and $389,000, respectively, was classified as currently due.
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
In conjunction with the issuance of the Notes to the institutional investors in original private offering, the Company issued warrants to purchase 1,739,130 shares of common stock at an exercise price of $3.58 per share, which were adjusted during the quarter ended March 31, 2006 to shares exercisable for 3,082,219 common shares at an exercise price of $2.02 per shares as a result of the issuance of shares to cancel the debt (see Note 8). The purpose of the issuance of additional warrants is to alleviate the dilution effect from the exchange of convertible notes for common stocks. The warrants were exercisable beginning in May 2005 and have a five-year life. None of the warrants have been exercised as of June 30, 2006. The warrants have been accounted for as a derivative under SFAS 133, as the warrants allow for the potential settlement in cash. As such, the warrants have been revalued each reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations.
As of June 30, 2006, the following warrants to purchase the Company’s common stock were outstanding:

	Underlying	Exercise Price
Description	Shares	Per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,082,219	2.02
Other issued in connection with revenue transactions in 1997 and 2000	9,628	various

Total warrants	3,791,847

The warrant issued in connection with the real estate transaction has a term of five years and became exercisable beginning in August 2005. None had been exercised as of June 30, 2006.

Gains (losses) on the revaluation of the warrants (including the warrants from the real estate buyout discussed further in Note 7) and the embedded derivatives were recorded as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
		(restated)		(restated)
Warrants related to the Notes	$(15)	$732	$(399)	$2,496
Warrants related to real estate buyout	(1)	264	13	1,017
Conversion Feature	—	1,198	—	5,868
Additional Investment Rights	—	63	—	867

(Loss) gain on revaluation of warrants and change in value of derivatives	$(16)	$2,257	$(386)	$10,248

Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	June 30,	December 31,
	2006	2005
	(unaudited)
Restructuring (Note 6)	$1,375	$1,722
Deferred maintenance and unearned revenue	2,791	2,334
Other	369	334

Total other non-current liabilities	$4,535	$4,390

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
The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either June 30, 2006 or December 31, 2005. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.
Leases
The Company leases its headquarters facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, the Company is required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments, net of future sublease income, as of June 30, 2006, under noncancelable operating lease agreements is as follows (in millions):

Operating
Years Ending December 31,	Leases
2006	$1.5
2007	3.8
2008	2.1
2009	2.1
2010	1.8
2011 and thereafter	2.3

Total minimum lease payments	$13.6

See Note 6 for information about additional payments due under previously negotiated lease buyout transactions.
Standby Letter of Credit Commitments
As of June 30, 2006, the Company had $2.0 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases.
Note 5. Geographic, Segment and Significant Customer Information
The Company operates in one segment, electronic business commerce solutions. The Company’s reportable segment includes the Company’s facilities in North America (“Americas”), Europe and Asia Pacific and the Middle East (“Asia/Pacific”). The CEO is the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.
The disaggregated revenue information reviewed by the CEO is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Software licenses	$3,627	$3,391	$6,509	$7,807
Consulting services	3,153	5,156	6,995	10,303
Maintenance	5,949	6,967	11,849	13,771

Total revenues	$12,729	$15,514	$25,353	$31,881

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
Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (unaudited, in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2006	2005	2006	2005
Revenues:
Americas	$10,633	$9,058	$20,652	$17,696
Europe	1,350	5,411	2,621	11,329
Asia/Pacific	746	1,045	2,080	2,856

Total revenues	$12,729	$15,514	$25,353	$31,881

	June 30,	December 31,
	2006	2005
	(unaudited)
Long-Lived Assets:
Americas	$27,276	$29,039
Europe	240	328
Asia/Pacific	442	445

Total long-lived assets	$27,958	$29,812

During the three and six months ended June 30, 2006 and 2005 , no single customer accounted for more than 10% of the Company’s revenues.
Note 6. Restructuring Charges
Through June 30, 2006, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of its workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SAB 100, Restructuring and Impairment Changes (SAB 101).
For each of the periods presented herein, restructuring charges consist solely of:
• Severance and Termination Benefits — These costs represent severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the date recognized. For exit or disposal activities initiated on or prior to December 31, 2002, the Company accounted for severance and benefits termination costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities.
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
As of June 30, 2006, the total restructuring accrual of $6.8 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.4	$—	$0.4
Excess Facilities	5.0	1.4	6.4

Total	$5.4	$1.4	$6.8

The Company estimates that the $0.4 million severance and termination accrual will be nearly paid in full by December 31, 2006. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total future
minimum
Years Ending December 31,	payments
2006	$4.7
2007	0.7
2008	0.4
2009	0.4
2010	0.2

Total minimum lease payments	$6.4

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities (in thousands):

	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended June 30, 2006
Lease cancellations and commitments	$4,296	$—	$103	$4,399
Termination payments to employees and related costs	103	—	(65)	38

	$4,399	$—	$38	$4,437

Three Months Ended June 30, 2005
Lease cancellations and commitments	$3,846	$(146)	$264	$3,964
Termination payments to employees and related costs	115	627	(87)	655

	$3,961	$481	$177	$4,619

Six Months Ended June 30, 2006
Lease cancellations and commitments	$4,188	$108	$103	$4,399
Termination payments to employees and related costs	105	374	(441)	38

	$4,293	$482	$(338)	$4,437

Six Months Ended June 30, 2005
Lease cancellations and commitments	$21,824	$(777)	$(17,083)	$3,964
Termination payments to employees and related costs	365	532	(242)	655

	$22,189	$(245)	$(17,325)	$4,619

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) (in thousands):

	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended June 30, 2006
Lease cancellations and commitments	$2,223	$(15)	$(216)	$1,992
Termination payments to employees and related costs	319	—	13	332

	$2,542	$(15)	$(203)	$2,324

Three Months Ended June 30, 2005
Lease cancellations and commitments	$8,871	$(172)	$(2,373)	$6,326
Termination payments to employees and related costs	445	—	(23)	422

	$9,316	$(172)	$(2,396)	$6,748

Six Months Ended June 30, 2006
Lease cancellations and commitments	$2,651	$(7)	$(652)	$1,992
Termination payments to employees and related costs	311	—	21	332

	$2,962	$(7)	$(631)	$2,324

Six Months Ended June 30, 2005
Lease cancellations and commitments	$11,515	$(150)	$(5,039)	$6,326
Termination payments to employees and related costs	459	—	(37)	422

	$11,974	$(150)	$(5,076)	$6,748

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
Note 7. Warrants
As of June 30, 2006, the following warrants to purchase the Company’s common stock were outstanding:

	Underlying	Exercise Price
Description	Shares	Per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,082,219	2.02
Other issued in connection with revenue transactions in 1997 and 2000	9,628	various

Total warrants	3,791,847

The warrant issued in connection with the real estate transaction has a term of five years and became exercisable beginning in August 2005. None had been exercised as of June 30, 2006.
In connection with the Note cancellation and stock issuance discussed above, the warrants issued to convertible note investors in November 2004 (see Note 3), which were originally exercisable to purchase 1,739,130 shares at an exercise price of $3.58 per share, were adjusted such that, following such share issuance, the warrants became exercisable for 3,082,219 common shares at an exercise price of $2.02 per share. The purpose of the issuance of additional warrants is to alleviate the dilution effect from the exchange of convertible notes for common stock. The Company recorded a charge of $282,000 in the quarter ended March 31, 2006 to reflect the issuance of additional warrants, in its consolidated financial statements. The remaining terms of the warrants were unchanged. The Warrants have a term of five years and became exercisable beginning in May 2005. None had been exercised as of June 30, 2006.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock, the warrants issued to convertible notes investors have been included as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three and six months ended June 30, 2006 and 2005, the Company recorded loss related to the revaluation of warrants to the landlord and note holders of approximately $386,000 and $867,000, respectively. These gains are included of Other income (expense), net in the accompanying Condensed Consolidated Statements of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.
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
Note 9. Subsequent Event
At the Company’s 2006 annual meeting on August 8, 2006, the stockholders of the Company approved, among other things, the adoption of the Company’s 2006 Equity Incentive Plan, under which 3,500,000 shares of common stock are reserved for issuance, and a reduction of the Company’s total number of authorized shares to one of three different numbers to be designated by management after completion of the Company’s pending rights offering. The Company will amend its Amended and Restated Certificate of Incorporation to reflect this reduction after completing the rights offering. The purpose of this reduction is to reduce the amount of the Company’s annual Delaware franchise tax payment, which is based in part upon the total number of shares authorized.
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
From 2001 through 2005, we incurred significant losses and negative cash flows from operations. In 2004 and 2005, we also incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first six months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases.
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
Critical Accounting Policies, Estimates and Judgments
This management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, goodwill and intangible assets, equity instruments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.
At June 30, 2006, the Company’s current liabilities exceeded current assets by approximately $ 11.0 million (negative working capital) resulting in a working capital ratio of approximately 0.70 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first six months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
As discussed more fully in our consolidated financial statements contained in Item 8 of year 2005 Form 10-K, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included embedded derivatives that should be valued under the provisions of SFAS 133. We had previously determined that convertible debentures were conventional under the provisions of EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.
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
Impairment Assessments
We adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of BroadVision to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. The Company’s last impairment test was as of December 31, 2005. There were no events or circumstances from that date through June 30, 2006 indicating that a further assessment was necessary. As of June 30, 2006, the Company’s market capitalization was higher than its book value.
Deferred Tax Assets
We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized based upon the uncertainty of their realization. We have considered any potential loss of net operating loss (NOL), estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. There maybe limitations for valuation allowance on the NOL due to change of ownership. The Company is engaging tax specialist to evaluate the effect.
Accounting for Stock-Based Compensation
On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted Statement of Financial Accounting Standards No. 123R (“SFAS 123R”) using the modified prospective method as permitted under SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.
In anticipation of the reporting requirements under SFAS 123R, the Company’s Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company’s common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share. The following table summarizes the options for which vesting was accelerated:

	Aggregate Number of Common Shares	Weighted Average
	Issuable Under Accelerated Stock Options	Exercise Price Per Share
Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87

Total Directors and Named Executive	514,067	2.89
Total All Other Employees	610,707	2.97

Total	1,124,774	2.94

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the Company’s statements of operations as required under the provisions of SFAS 123R, which was effective as of January 1, 2006.
In accordance with SFAS 123R, in our first and second quarters of 2006 we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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

Restructuring Charges
Through June 30, 2006, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100 .
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
Research and Development and Software Development Costs
Under the criteria set forth in SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, the Company has not capitalized any costs related to the development of software for external use.
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
Our cash, and cash equivalents, at cost, which approximates fair value, consisted of the following as of June 30, 2006 (in thousands, unaudited) and as of December 31, 2005 (in thousands):

	June 30,	December 31,
	2006	2005
	(unaudited)
	(Fair value)	(Fair value)
Cash and certificates of deposits	$12,103	$4,030
Money market	1,152	819

Total cash and equivalents	$13,255	$4,849

Concentrations of Credit Risk
Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We maintain our cash and cash equivalents with two separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the six months ended June 30, 2006, no one customer accounted for more than 10% total revenue or accounts receivable.
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
Legal Matters
We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Results of Operations
Revenues
Total revenues decreased 18% during the three months ended June 30, 2006 to $12.7 million as compared to $15.5 million for the three months ended June 30, 2005. Total revenues decreased 21% during the six months ended June 30, 2006 to $25.4 million as compared to $31.9 million for the six months ended June 30, 2005. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
June 30, 2006
Americas	$3,131	86%	$7,502	82%	$10,633	84%
Europe	367	10	983	11	1,350	11
Asia Pacific	129	4	617	7	746	5

Total	$3,627	100%	$9,102	100%	$12,729	100%

June 30, 2005
Americas	$1,792	53%	$7,266	60%	$9,058	58%
Europe	1,278	38	4,133	34	5,411	35
Asia Pacific	321	9	724	6	1,045	7

Total	$3,391	100%	$12,123	100%	$15,514	100%

Six Months Ended:
June 30, 2006
Americas	$5,396	83%	$15,256	81%	$20,652	81%
Europe	713	11	1,908	10	2,621	11
Asia Pacific	400	6	1,680	9	2,080	8

Total	$6,509	100%	$18,844	100%	$25,353	100%

June 30, 2005
Americas	$3,706	48%	$13,990	58%	$17,696	55%
Europe	2,984	38	8,345	35	11,329	36
Asia Pacific	1,117	14	1,739	7	2,856	9

Total	$7,807	100%	$24,074	100%	$31,881	100%

The Company operates in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.
Software license revenues increased 6% during the three months ended June 30, 2006 to $3.6 million as compared to $3.4 million for the three months ended June 30, 2005. Software license revenue decreased 17% during the six months ended June 30, 2006 to $6.5 million as compared to $7.8 million for the six months ended June 30, 2005. License revenue in Europe declined due to the challenges in market conditions.
Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 25% during the three months ended June 30, 2006 to $9.1 million as compared to $12.1 million for the three months ended June 30, 2005. Service revenues decreased 22% during the six months ended June 30, 2006 to $18.8 million as compared to $24.1 million for the six months ended June 30, 2005. The decrease in service revenues was attributable to both lower maintenance and consulting revenues. Maintenance revenues decreased 16% for the three months ended June 30, 2006 to $5.9 million as compared to $7.0 million for the three months ended June 30, 2005. Maintenance revenues decreased 15 % for the six month ended June 30, 2006 to $11.8 million as compared to $13.8 million for the six months ended June 30, 2005. Maintenance revenue decreased due to a decline in customer licenses and certain existing customers declining the renewal of annual maintenance services. Consulting revenues decreased 37% for the three months ended June 30, 2006 to $3.2 million as compared to $5.1 million for the three months ended June 30, 2005. Consulting revenues decreased 32% for the six months ended June 30, 2006 to $7.0 million as compared to $10.3 million for the six months ended June 30, 2005.
Total revenue from Europe decreased significantly in 2006 comparing to 2005. As part of the restructuring plan, the Company closed offices and laid off many employees in Europe. As of the result, the Company’s focus in Europe was to settle with various parties. These settlements were time and effort consuming. As a result, sales activities were adversely affected.
Total revenue from Americas increased in 2006 comparing to 2005. After quickly completing its restructuring plan, the Company focused on its sales activities in Americas and completed several significant sales contracts in the first six months of 2006. One particular contact in the first quarter of 2006 had total value of approximately $5.0 million.

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

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	% (1)	2005	%(1)	2006	%(1)	2005	%(1)
Cost of software	$142	1%	$(186)	-1%	$204	1%	$(243)	-1%
Cost of services	3,496	28%	5,614	36%	7,554	30%	11,594	36%

Total cost of revenues	$3,638	29%	$5,428	35%	$7,758	31%	$11,351	35%

Cost of (credit for) software licenses increased in absolute dollar terms during the three months ended June 30, 2006 to $142,000 as compared to $(186,000) for the three months ended June 30, 2005. The cost of software licenses increased during the six months ended June 30, 2006 to $204,000 as compared to $(243,000) for the six months ended June 30, 2005. This increase was primarily due to the reversal of some royalty costs no longer considered payable in the quarter ended June 30,2005.
Cost of services decreased $2.1 million in absolute dollar terms during the three months ended June 30, 2006 to $3.5 million as compared to $5.6 million for the three months ended June 30, 2005. The cost of services decreased 35% during the six months ended June 30, 2006 to $7.6 million as compared to $11.6 million for the six months ended June 30, 2005. This decline was attributable to lower consulting headcount in Europe and the Middle East regions and lower customer support headcount in the Americas, as well as decreased revenue.
Gross margin increased to 71% during the three months ended June 30, 2006 from 65% for the three months ended June 30, 2005. Gross margin increased to 69% during the six months ended June 30, 2006 from 64% for the six months ended June 30, 2005. The increase is a result of the Company’s restructuring and cost control plans. As part of cost control, temporary employee costs were reduced significantly.
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

A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

		Three Months Ended				Six Months Ended
	June 30,				June 30,
	2006	% (1)	2005	% (1)	2006	% (1)	2005	% (1)
Research and development	$2,405	19%	$3,955	25%	$5,036	20%	$8,242	26%
Sales and marketing	1,982	16%	5,060	33%	4,363	17%	10,871	34%
General and administrative	3,239	25%	2,829	18%	4,977	20%	5,364	17%
Restructuring charges	(15)	0%	309	2%	475	2%	(395)	-1%

Total operating expenses	$7,611	60%	$12,153	78%	$14,851	59%	$24,082	76%

(1)	Expressed as a percent of total revenues for the period indicated
Research and development expenses decreased 40% during the three months ended June 30, 2006 to $2.4 million as compared to $4.0 million for the three months ended June 30, 2005. Research and development expenses decreased 39% during the six months ended June 30, 2006 to $5.0 million as compared to $8.2 million for the six months ended June 30, 2005. The decrease in research and development expenses was primarily attributable to reduced headcount as a result of layoffs, natural attrition and lower overhead allocations. The Company conducted layoffs to focus on its core technologies.
Sales and marketing expenses decreased 61% during the three months ended June 30, 2006 to $2.0 million as compared to $5.1 million for the three months ended June 30, 2005. Sales and marketing expenses decreased 60% during the six months ended June 30, 2006 to $4.4 million as compared to $10.9 million for the six months ended June 30, 2005. The decrease was primarily attributable to reduction in the sales organization combined with lower commissions on lower license revenue.
General and administrative expenses increased 13% during the three months ended June 30, 2006 to $3.2 million as compared to $2.8 million for the three months ended June 30, 2005. The increase was due to the increase $0.3 million of bad debt reserve when invoices are over 90 days past due and accounting fees related to restating 2005 and 2004 financial statements. General and administrative expenses decreased 7.4% during the six months ended June 30, 2006 to $5.0 million as compared to $5.4 million for the six months ended June 30, 2005. The decrease was primarily attributable to layoffs, natural attrition and function consolidations.
Interest income (expense), net was income of $125,000 for the three months ended June 30, 2006 as compared to expense of $167,000 for the three months ended June 30, 2005. Interest income (expense), net was income of $232,000 for the six months ended June 30, 2006 as compared to expense of $276,000 for the six months ended June 30, 2005. Interest expense decreased in 2006 due to the exchange of convertible notes to common stock in March 2006.(see Note 3).
(Loss) gain on revaluation of warrants and change in value of derivatives was a loss of $16,000 for the three months ended June 30, 2006 as compared to a gain of $2.3 million for the three months ended June 30, 2005. (Loss) gain on revaluation of warrants and change in value of derivatives was a loss of $386,000 for the six months ended June 30, 2006 as compared to a gain of $10.2 million for the six months ended June 30, 2005. The decrease was primarily attributable to the fact that that the Company entered an agreement in December 2005 to cancel outstanding convertible notes in exchange for shares of common stock; therefore, there was no amortization associated with the convertible notes in 2006.
Other income, net, was income of $226,000 for the three months ended June 30, 2006 as compared to loss of $684,000 for the three months ended June 30, 2005. Other income, net, was income of $262,000 for the six months ended June 30, 2006 as compared to loss of $86,000 for the six months ended June 30, 2005. The income in 2006 was primarily due to recognition of gains on the disposition of equity investments.
(Provision) benefit for income taxes, was a provision of $65,000 for the three months ended June 30, 2006. The expenses related to Alternative Minimum Taxes (AMT) calculated at both Federal and state levels after net operating loss (NOL) carryforwards have been applied. For the three months ended June 30, 2005, we recorded a tax provision of $70,000 primarily due to estimates for income taxes to be paid in foreign jurisdictions. During the six months ended June 30, 2006, we record a tax provision $221,000 as compared to a benefit $2.0 million during the six months ended June 30, 2005. The benefit in the six months ended June 30, 2005 related to reversal of income tax accruals determined to be no longer needed.

Liquidity and Capital Resources
Background and Overview
At June 30, 2006, the Company’s current liabilities exceeded current assets by approximately $ 11.0 million (negative working capital) resulting in a working capital ratio of approximately 0.70 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first six months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and majority stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
Our capital requirements relate primarily to facilities, employee infrastructure and working capital needs. Historically, the Company has funded its cash requirements primarily through public and private sales of equity and debt securities, and commercial credit facilities. As of June 30, 2006, cash, cash equivalents, and restricted cash and investments totaled $13.3 million, which represents an increase of $8.4 million as compared to a balance of $4.8 million on December 31, 2005. This increase was primarily attributable to net cash generated from operations during the six months ended June 30, 2006.

	June 30,	December 31,
	2006	2005
	(unaudited)
Cash and cash equivalents	$13,255	$4,849
Restricted cash and investments, net of current	$1,796	$1,997
Working capital (deficit)	$(10,978)	$(35,872)
Working capital ratio	0.70	0.35
Commitments totaling $2.0 million and $2.0 million in the form of standby letters of credit were issued on our behalf from financial institutions as of June 30, 2006 and December 31, 2005, respectively, primarily in favor of our various landlords to secure obligations under our facility leases. Accordingly, $2.0 million and $2.0 million have been presented as restricted cash in the accompanying Condensed Consolidated Balance Sheets at June 30, 2006 and December 31, 2005, respectively.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2006 and December 31, 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended June 30, 2006 and 2005.
Cash Provided By (Used For) Operating Activities
Cash provided by operating activities was $8.4 million for six months ended June 30, 2006. The primary reason for the net cash provided by operating activities was net operating income of $2.6 million, along with $3.4 million of unearned revenue and deferred maintenance revenue received in the six months ended June 30, 2006. Other significant adjustments to reconcile net income to cash provided by operating activities included net increases in accounts receivable aggregating approximately $2.3 million and decreases in accounts payable and accrued expenses of 2.0 million.
Cash used for operating activities was $30.1 million for the six months ended June 30, 2005. The reasons for the net cash used by operating activities were net operating income $4.3 million, the payment of accrued liabilities of $22.2 million, the decrease of restructuring accrual by $3.4 million, and the decrease of unearned revenue and deferred maintenance by $2.1 million. Other significant adjustments to reconcile net income to cash used for operating activities included the non-cash gain on sale of cost method investments of $1.1 million, the non-cash release of income tax reserves of $2.0 million, the non-cash amortization of discount on convertible notes of $4.0 million, and the gain on revaluation of warrants to fair value of $10.2 million.
Cash Provided By (Used For) Investing Activities
Cash used in investing activities was $98,000 for the six months ended June 30, 2006 and was due to purchase of property and equipment. Cash provided by investing activities was $21.0 million for the six months ended June 30, 2005 and was primarily due to transfers from restricted cash of $19.7 million and proceeds from dividends of $1.1 million. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.
Cash (Used for) Provided By Financing Activities
Cash used in financing activities was $99,000 for the six months ended June 30, 2006, mainly as a result paying down bank term debt. Cash used in financing activities was $6.0 million for the six months ended June 30, 2005, consisting of $6.5 million used for repayment of borrowings, net of new borrowings, offset by $522,000 funds received for the issuance of common stock.
Leases and Other Contractual Obligations
We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.
A summary of total future minimum lease payments as of June 30, 2006, under non-cancelable operating lease agreements, is as follows (in millions):

Operating
Years Ending December 31,	Leases
2006	$1.5
2007	3.8
2008	2.1
2009	2.1
2010	1.8
2011 and thereafter	2.3

Total minimum lease payments	$13.6

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2006 and December 31, 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the six months ended June 30, 2006 and 2005.
ITEM 4. Controls and Procedures
Our Chief Executive Officer and Chief Financial Officer is responsible for establishing and maintaining “disclosure controls and procedures” (as defined in the rules promulgated under the Securities Exchange Act of 1934, as amended) for our company. Based on his evaluation of our disclosure controls and procedures (as defined in the rules promulgated under the Securities Exchange Act of 1934), our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were not effective as of June 30, 2006, the end of the period covered by this report. This conclusion was based on the identification of one material weakness in internal control over financial reporting as of December 31, 2005 and June 30, 2006, the untimeliness of this filing, and having an insufficient period of time in which to evaluate the performance and effectiveness of the new personnel referred to below.
Changes in Internal Control over Financial Reporting
We reported one material weakness as of December 31, 2005, as set forth in our Annual Report on Form 10-K filed with the Commission on June 9, 2006. During the three-month period ended June 30, 2006, we hired key finance and accounting personnel, including Vice President of Finance, Corporate Controller, and a senior accountant. All of these new hires had extensive general ledger, reconciliation, and financial reporting experience. In addition, in June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Our Chief Executive Officer has also served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
In July 2006, we hired a Revenue Manager and another senior accountant with extensive general ledger and reconciliation experience.
There were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of June 30, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to make the restatement described above. We also recorded several material journal entries in the first and second quarters of 2006. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. Although the above-mentioned new hires have augmented the capabilities of our organization, they replaced employees who had left the Company for various reasons. This turnover has caused degradation in our institutional knowledge regarding historical events. If we are not successful in remedying the deficiencies that caused this material weakness, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
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

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.
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
     While we generated positive operating income and cash flow in the six months ended June 30, 2006, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of June 30, 2006, we had an accumulated deficit of approximately $1.2 billion.
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
     As of June 30, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to make the restatement described above. We also recorded several material journal entries in the first and second quarters of 2006. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that is also a material weakness in the operation of entity-level controls. If we are not successful in remedying the deficiencies that caused this material weakness, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
     As our future staffing is dependent upon filling the open position and retaining existing employees, we are currently unable to determine when this material weakness will be fully premeditated. The market for skilled accounting personnel is competitive and we may have difficulty in retaining our staff due to (1) our efforts to restructure our operations by reducing our workforce and other cost containment activities and (2) the uncertainty created by the recent execution and subsequent termination of our merger agreement with an affiliate of Vector Capital Corporation. Our inability to staff the department with competent personnel with sufficient training has affected our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Inferior internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.
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
     Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2006, our revenues declined 22%, 23%, 18%, 1%, and 13% respectively, as compared to the previous quarters, and in the quarter ended June 30, 2006, our revenue increased 1% compared to the previous quarter. If our revenues, operating results, earnings or future projections are below the levels expected of securities analysts or investors, our stock price is likely to decline.
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
     We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003, 337 at the end of 2004 and 181 at the end of 2005. On June 30, 2006, we had approximately 160 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management’s attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.
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
          We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2005, approximately 43% of our revenues were derived from international sales. In the six months ended June 30, 2006, approximately 11% of our revenue was derived from European and Asia/Pacific sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.
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
     Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder and Chief Executive Officer and Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry “key person” life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business and the uncertainty created by the recent execution and subsequent termination of our merger agreement with an affiliate of Vector has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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
     The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and September 20, 2006. On September 20, 2006 the closing price of BroadVision common stock was $0.60 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:
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
Item 3. Defaults In Senior Securities
Not applicable.
Item 4. Submission of Matters to a Vote of Security Holders
Not applicable.
Item 5. Other Information
Not applicable.
Item 6. Exhibits
(a) Exhibits

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Certificate of Incorporation.

3.3 (3)	Amended and Restated Bylaws.

4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2

10.35 (4)	2006 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2005.

(4)	Incorporated by reference to the Company’s Preliminary Proxy Statement filed on July 7, 2006.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.
Date: September 25, 2006	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description

3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Certificate of Incorporation.

3.3 (3)	Amended and Restated Bylaws.

4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2

10.35 (4)	2006 Equity Incentive Plan

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2005.

(4)	Incorporated by reference to the Company’s Preliminary Proxy Statement filed on July 7, 2006.