Form 10-Q
period 2006-09-30
BROADVISION INC
filed 2006-12-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2006
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
Large accelerated filer ☐       Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐       No ☑
As of November 30, 2006 there were 69,791,281 shares of the Registrant’s Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2006

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements	3
Condensed Consolidated Balance Sheets at September 30, 2006 (unaudited) and December 31, 2005	3
Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) – For the three and nine months ended September 30, 2006 and 2005 (unaudited)	4
Condensed Consolidated Statements of Cash Flows – For the nine months ended September 30, 2006 and 2005 (unaudited)	5
Notes to Condensed Consolidated Financial Statements (unaudited)	6
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations	20
Item 3. Quantitative and Qualitative Disclosures About Market Risk	32
Item 4. Controls and Procedures	32

PART II. OTHER INFORMATION

Item 1. Legal Proceedings	33
Item 1A. Risk Factors	34
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3. Defaults In Senior Securities	41
Item 4. Submission of Matters to a Vote of Security Holders	41
Item 5. Other Information	42
Item 6. Exhibits	42

SIGNATURES	43
EXHIBIT 31.1
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands)

	September 30,	December 31,
	2006	2005
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16,904	$4,849
Accounts receivable, less allowance for doubtful accounts of $1,190 as of September 30, 2006 and $731 as of December 31, 2005	6,882	12,640
Prepaids and other	2,014	1,914

Total current assets	25,800	19,403
Property and equipment, net	1,390	2,334
Restricted cash	1,997	1,997
Goodwill	25,066	25,066
Other assets	1,043	1,142

Total assets	$55,296	$49,942

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$2,103	$4,396
Accrued expenses	11,951	16,090
Warrant liability	980	277
Unearned revenue	2,186	2,678
Deferred maintenance revenue	12,696	10,910
Current portion of bank borrowings	—	389
Current portion of convertible notes due to a related party	—	20,535

Total current liabilities	29,916	55,275

Other non-current liabilities	5,702	4,390

Total liabilities	35,618	59,665
Commitments and contingencies
Stockholders’ equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	—	—
Common stock, $0.0001 par value; 2,000,000 shares authorized; 69,503 shares issued and outstanding as of September 30, 2006 and 34,522 shares issued and outstanding as of December 31, 2005	7	3
Additional paid-in capital	1,236,580	1,215,256
Accumulated other comprehensive income	169	93
Accumulated deficit	(1,217,078)	(1,225,075)

Total stockholders’ equity (deficit)	19,678	(9,723)

Total liabilities and stockholders’ equity (deficit)	$55,296	$49,942

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Revenues:
Software licenses	$4,750	$3,134	$11,259	$10,941
Services	8,835	10,943	27,679	35,017

Total revenues	13,585	14,077	38,938	45,958

Cost of revenues:
Cost of software licenses	22	106	226	(137)
Cost of services	2,729	5,641	10,283	17,235

Total cost of revenues	2,751	5,747	10,509	17,098

Gross Margin	10,834	8,330	28,429	28,860

Operating expenses:
Research and development	2,766	3,095	7,802	11,336
Sales and marketing	1,761	2,948	6,124	13,819
General and administrative	2,429	2,162	7,406	7,526
Business combination costs	—	977	—	977
Restructuring (credit) charge	(1,878)	246	(1,403)	(149)
Goodwill impairment	—	13,198	—	13,198

Total operating expenses	5,078	22,626	19,929	46,707

Operating income (loss)	5,756	(14,296)	8,500	(17,847)

Interest (expense) income, net	225	(778)	457	(1,054)
Amortization of discount on convertible notes	—	(1,295)	—	(5,273)
(Loss) gain on revaluation of warrants and change in value of derivatives	(317)	794	(703)	11,042
Other (expense) income, net	(71)	(478)	191	(564)

Income (loss) before provision for income taxes	5,593	(16,053)	8,445	(13,696)

(Provision) benefit for income taxes	(228)	541	(449)	2,502

Net income (loss)	$5,365	$(15,512)	$7,996	$(11,194)

Basic income (loss) per share	$0.08	$(0.45)	$0.13	$(0.33)
Diluted income (loss) per share	$0.08	$(0.45)	$0.13	$(0.33)

Shares used in computing income (loss) per share:
Weighted average shares-basic	69,489	34,320	60,630	34,159
Weighted average shares-diluted	69,489	34,320	60,630	34,159

Comprehensive income (loss):
Net income (loss)	$5,365	$(15,512)	$7,996	$(11,194)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	120	(19)	(76)	4

Total comprehensive income (loss)	$5,485	$(15,531)	$7,920	$(11,190)

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(unaudited)

	Nine Months Ended September 30,
	2006	2005
		(restated)
Cash flows from operating activities:
Net income (loss)	$7,996	$(11,194)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,059	973
Allowance for doubtful accounts	459	(319)
Restructuring credit	(1,403)	(149)
Stock based compensation	569	—
Gain on cost method investments	(386)	(1,117)
Loss on sale or abandonment of fixed assets	—	78
Provision (benefits) for income tax	24	(2,032)
Loss (gain) on revaluation of warrants and change in value of derivatives	703	(11,042)
Amortization of prepaid royalties	—	54
Amortization of discount on convertible notes	—	5,875
Impairment of goodwill	—	13,198
Changes in operating assets and liabilities:
Accounts receivable	5,299	4,113
Prepaids and other	(100)	299
Other non-current assets	99	293
Accounts payable and accrued expenses	(2,010)	(5,220)
Restructuring accrual	(1,160)	(24,023)
Unearned revenue and deferred maintenance revenue	1,294	(4,345)
Other non-current liabilities	(404)	(81)

Net cash provided by (used in) operating activities	12,039	(34,639)

Cash flows from investing activities:
Purchase of property and equipment	(115)	(132)
Transfer from restricted cash	—	20,324
Proceeds from sale of cost method investments	386	590
Proceeds from dividends	—	1,101

Net cash provided by investing activities	271	21,883

Cash flows from financing activities:
Proceeds from bank line of credit, term debt, and convertible notes	—	35,000
Repayments of bank line of credit, term debt, and convertible notes	(389)	(58,623)
Proceeds from issuance of common stock, net	58	598

Net cash used for financing activities	(331)	(23,025)

Effect of exchange rates on cash and cash equivalents	76	(4)

Net increase (decrease) in cash and cash equivalents	12,055	(35,785)
Cash and cash equivalents at beginning of period	4,849	41,851

Cash and cash equivalents at end of period	$16,904	$6,066

Supplemental disclosures of cash flow information:
Cash paid for interest	$197	$663

Cash paid (refunds received) for income taxes	$384	$(547)

Cash paid for restructuring accrual	$1,112	$27,875

Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$20,535	$—

Conversion of accrued interest to common stock	$167	$—

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
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
As discussed more fully in our consolidated financial statements contained in Item 8 of year 2005 Form 10-K, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included embedded derivatives that should be valued under the provisions of Statement of Financial Standards (SFAS) No. 133 of the Financial Accounting Standards Board (FASB). We had previously determined that convertible debentures were conventional under the provisions of Emerging Issues Task Force Issue No. 00-19 (“EITF 00-19”), Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company’s Own Stock. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.
Basis of Presentation
At September 30, 2006, the Company’s current liabilities exceeded current assets by approximately $4.1 million (negative working capital) resulting in a working capital ratio of approximately 0.86 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first nine months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents, including the proceeds from the recently expired rights offering, and our anticipated cash flows from operations and subleases. The Company received $16.4 million from the rights offering that expired on November 28, 2006 (See Note 9). Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take into account of any uncertainty as to our ability to continue as a going concern.
The accompanying condensed consolidated financial statements include the accounts of the Company and its wholly- owned subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.
The financial results and related information as of September 30, 2006 and for the three and nine months ended September 30, 2006 and 2005 are unaudited. The condensed consolidated balance sheet at December 31, 2005 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with generally accepted accounting principles in the United States of America. The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in the Company’s 2005 Annual Report on Form 10-K.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three and nine months ended September 30, 2006 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2006.
Use of Estimates
The preparation of condensed consolidated financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amount of revenues and expenses during the reporting period. Actual results could differ from estimates including those related to collectibility of customer accounts, the value assigned to and estimated useful lives of long-lived assets, the realizability of goodwill and tax assets, contingent liabilities and the valuation of equity securities.
Revenue Recognition
Overview — Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product include licenses for development use and licenses for use in deployment of the customer’s website. Licenses for software whereby fees charged are on a per-CPU basis and differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”) and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”).
Software License Revenue
We license our products through our direct sales force and indirectly through resellers and Application Service Providers (“ASP”). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is considered probable. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not considered probable, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant resellers the right of return.
We recognize revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on vendor-specific objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.

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
Employee Stock Option and Purchase Plans
On December 16, 2004, the FASB issued SFAS 123 (revised 2004), Share-Based Payment (“SFAS 123R”). SFAS 123R supersedes Accounting Principles Board (“APB”) Opinion 25, Accounting for Stock Issued to Employees (“APB 25”), and amends SFAS No. 95, Statement of Cash Flows. Generally, the approach in SFAS 123R is similar to the approach described in SFAS 123, Accounting for Stock Compensation. However, SFAS 123R requires all share-based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values at the date of grant. Pro forma disclosure is no longer an alternative. On January 1, 2006 (the first day of its 2006 fiscal year), the Company adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under the modified prospective transition method, compensation cost recognized during the three months ended September 30, 2006 and nine months ended September 30, 2006 includes: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.
In anticipation of the reporting requirements under SFAS 123R, the Company’s Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company’s common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share.
The Company has two share-based compensation plans: its 2006 Equity Incentive Plan (the “Equity Plan”) and its Employee Stock Purchase Plan (the “Purchase Plan”).
At the Company’s 2006 annual meeting on August 8, 2006, the stockholders of the Company approved the adoption of the Company’s 2006 Equity Incentive Plan, under which 3,500,000 shares of common stock are reserved for issuance. The Company’s 1996 Equity Incentive Plan (the prior Equity Plan) was terminated and replaced by the Equity Plan.
Under the Equity Plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of the Company’s common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company’s right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment.

As of September 30, 2006, the Company had 547,175 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee’s earnings, not to exceed the lesser of 15% of the employee’s earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Under APB 25, the Company was not required to recognize stock-based compensation expense for the cost of shares issued under the Company’s Stock Purchase Plan. Upon adoption of SFAS 123R, the Company began recording stock-based compensation expense related to the Purchase Plan.
The amount of stock-based compensation expense recognized during the nine months ended September 30, 2006 was approximately $569,000. All compensation expenses were charged to current operations.
The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model which uses the assumptions noted in the following table. Expected volatilities are based on historical volatilities of the Company’s stock over the expected term of the option. The Company uses historical data to estimate option exercise and employee termination within the valuation model. The expected term of options represent the period of time that options granted are expected to be outstanding. The risk free rate for periods within the expected life of the option is based on the U.S. Treasury rate that corresponds to the pricing term of the grant effective as of the date of the grant. There was no annual dividend rate assumed as cash dividend is not expected to be declared or to be paid in the foreseeable future. During the quarter ended September 30, 2006, the Company determined to use the forfeiture rate of 18% as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options. Because of the significant effect of non-recurring events, particularly the pursuit and abandonment in 2005 of the acquisition of the Company by a private equity group, the Company does not believe that its historical data before December 31, 2005 are a good indicator of future forfeiture rate. The Company’s financial and business conditions and stock price have stabilized significantly since the end of 2005. Therefore, the Company has used its actual historical forfeiture rate from January 1, 2006 through September 30, 2006 as the basis for its estimated annualized forfeiture rate in preparing the accompanying condensed consolidated financial statements. Prior to adoption of SFAS 123R, the Company recognized forfeitures under SFAS 123 as they occurred. The Company grants options under the Equity Plan to both employees and non-employee directors, for whom the vesting period of the grants is generally two to five years. For the three and nine months ended September 30, 2006, the following assumptions are used for these stock option grants to determine stock-based compensation expense:

	September 30, 2006
	Three Months Ended	Nine Months Ended
Weighted average volatility	85%	85%
Expected dividends	—	—
Expected term (in years)	3	3
Risk free rate	5%	5%
Forfeiture rate	18%	18%
Prior to the adoption of SFAS 123(R) on January 1, 2006, the Company accounted for employee stock-based awards in accordance with the provisions of APB 25, FASB Interpretation No. 44 (“FIN 44”), Accounting for Certain Transactions Involving Stock Compensation—an Interpretation of APB Opinion 25 and related interpretations. Accordingly, compensation expense was recorded on the date of grant only if the current market price of the underlying stock exceeded the exercise price. Pursuant to SFAS 123, the Company disclosed the pro forma effects of using the fair value method of accounting for stock-based compensation arrangements. The Company accounted for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments That Are Issued to Other Than Employees For Acquiring or in Conjunction with Selling Goods or Services. In accordance with these accounting standards, we recorded no stock-based compensation expense for the three and nine months ended September 30, 2005.
The Company determined pro forma information regarding net income (loss) and net income (loss) per share in prior years as if we had accounted for employee stock options under the fair value method as required by SFAS 123. The fair value of these stock-based awards to employees was estimated using the Black-Scholes option pricing model. For purposes of pro forma disclosures during fiscal periods prior to the adoption of SFAS 123(R) on January 1, 2006, the estimated fair value of the options is amortized over the vesting period of the options using the straight-line method. The Company’s pro forma information previously reported for the three and nine months ended September 30, 2005 was as follows (in thousands, except for per share data):

	September 30, 2005
	Three Months Ended	Nine Months Ended
	(restated)	(restated)
Net loss, as reported	$(15,512)	$(11,194)
Add: Stock-based employee compensation expense included in reported net loss, net of related tax effects	—	—
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(219)	(1,668)

Pro forma net loss	$(15,731)	$(12,862)

Weighted average common shares outstanding utilized for:
Basic net loss	34,320	34,159
Diluted net loss	34,320	34,159

Loss per share:
Basic—as reported	$(0.45)	$(0.33)
Basic—pro forma	$(0.46)	$(0.38)
Diluted—as reported	$(0.45)	$(0.33)
Diluted—pro forma	$(0.46)	$(0.38)
As of September 30, 2006, the Company had reserved 9,279,469 common shares for future issuance upon the exercise of outstanding stock options and warrants.
The Company’s Chairman and Chief Executive Officer (“CEO”) has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.60 per share. The table below is a summary of options granted to him through September 30, 2006:

Date Granted	Options Granted	Options Price	Vested	Vesting Period (Months)
6/23/1999	500,000	$60	500,000	60
5/25/2001	500,000	67	500,000	48
11/27/2001	4,444	35	4,444	24
2/19/2002	55,555	19	55,555	48
10/30/2002	644,445	2	644,445	48

Totals	1,704,444		1,704,444

Activity in the Company’s Equity Plan and the Company’s 1996 Equity Incentive Plan (the “Prior Equity Plan”), which was terminated and replaced by the Equity Plan, is as follows:

	Nine Months Ended,
	September 30, 2006
		Weighted	Aggregate
		Average	Intrinsic	Number of
	Options	Exercise	Value	Nonvested
	(’000)	Price	(’000)	Options

Outstanding at December 31, 2005	3,765	$23.48	$—	—
Granted	3,512	0.57	451	2,413
Exercised	(27)	0.56	—	—
Forefeited	(184)	3.74	—	—
Expired	(942)	5.13

Outstanding at September 30, 2006	6,124	$13.86	$451	2,413

Option exercisable at the end of period	3,712	$22.49	$115

Weighted-average fair value of options granted during the period	$0.32

Number of options vested during the period	821	$0.57

The Company grants options outside of the Equity Plan. The terms of these options are generally identical to those granted under the Company’s plan. A summary of options outside of the Equity Plan and the Prior Equity Plan is presented below:

	Nine Months Ended,
	September 30, 2006
		Weighted	Aggregate
		Average	Intrinsic	Number of
	Options	Exercise	Value	Nonvested
	(’000)	Price	(’000)	Options

Outstanding at December 31, 2005	588	$23.48	$—	—
Granted	432	0.53	—	—
Exercised	—	—	—	—
Forefeited	(193)	6.86	—	—
Expired	(10)	100.06

Outstanding at September 30, 2006	817	$9.39	$—	—

Option exercisable at the end of period	501	$14.98	$8

Weighted-average fair value of options granted during the period	$0.29

Number of options vested during the period	27	$0.57
The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in the money at September 30, 2006. The total compensation cost related to the nonvested stock options not yet recognized is approximately $120,000 for year 2006, $473,000 for year 2007, and $87,000 for year 2008.
The Company granted 144,000 shares of restricted stock to the non-employee members of its Board of Directors in March 2006.
Earnings Per Share Information
Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, potential common shares from the conversion of convertible debt using the as-if converted method, and shares subject to repurchase. There were 11.0 million and 10.5 million potential common shares excluded from the determination of diluted net income per share for the three and nine months ended September 30, 2006, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. There were 7.6 million and 7.5 million potential common shares from the conversion of outstanding convertible notes excluded in the diluted shares outstanding during the three months and nine months ended September 30, 2005, respectively, as the effect of such shares is anti-dilutive. The following table sets forth the basic and diluted income per share computational data for the periods presented.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Net income (loss)	$5,365	$(15,512)	$7,996	$(11,194)

Weighted average common shares outstanding utilized for basic net income per share	69,489	34,320	60,630	34,159
Potential common stock issued for options	—	—	—	—

Weighted average common shares outstanding utilized for diluted net income per share:	69,489	34,320	60,630	34,159

Basic net income (loss) per share	$0.08	$(0.45)	$0.13	$(0.33)
Diluted net income (loss) per share	$0.08	$(0.45)	$0.13	$(0.33)

Foreign Currency Transactions
The Company’s functional currencies for all foreign subsidiaries are the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Currency translation adjustments are recorded in other comprehensive income (loss), a component of stockholders’ equity. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included in other income (expense), net in the Condensed Consolidated Statements of Operations. Foreign exchange gains and losses for the three months ended September 30, 2006 was an expense of $32,000 as compared to expense of $33,000 for the three months ended September 30, 2005. Foreign exchange gains and losses for the nine months ended September 30, 2006 was an expense of $206,000 as compared to expense of $128,000 for the nine months ended September 30, 2005.
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
The Company adopted SFAS No.142, Goodwill and Other Intangible Assets (“SFAS 142”), on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. For the three and nine months ended September 30, 2006, there were no such impairments of goodwill, or other long-lived assets. For the three and nine months ended September 30, 2005, the Company has recognized a goodwill impairment charge of $13.2 million, respectively.
Reclassification
Certain reclassifications have been made to prior year balances in order to conform to the current period financial statement presentation.
Comprehensive Income (Loss)
Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of cumulative foreign currency translation adjustments. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets and is summarized as follows: (in thousands):

	Foreign	Accumulated Other
	Currency	Comprehensive
	Translation	Income (Loss)
Balance, December 31, 2005	$93	$93
Net change during period	76	76

Balance, September 30, 2006	$169	$169

New Accounting Pronouncements
In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement”. The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on the Company’s financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes (“FIN No. 48”) which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.
In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year’s financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.
In September 2006, the FASB issued SFAS No. 157, FairValue Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.
Note 2. Selected Balance Sheet Detail
Property and equipment consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)

Furniture and fixtures	$2,531	$2,791
Computers and software	32,369	32,705
Leasehold improvements	5,652	6,219

	40,552	41,715
Less accumulated depreciation and amortization	(39,162)	(39,381)

	$1,390	$2,334

Accrued expenses consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)

Employee benefits	$1,085	$1,048
Commissions and bonuses	744	533
Sales and other taxes	3,261	3,885
Restructuring (See Note 6)	1,254	5,533
Accrued royalties	2,594	2,483
Other	3,013	2,608

	$11,951	$16,090

Note 3. Bank Borrowings, Convertible Notes and Other Non-Current Liabilities
Bank borrowings consists of the following (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)

Bank borrowings – Term debt	$—	$389

	—	389
Less: Current portion of bank borrowings	—	(389)

Long-term debt, net of current portion	$—	$—

The Company has maintained various credit facilities with a commercial lender:
•	At December 31, 2005, the Company maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender, which expired in February 2006. No amounts were outstanding under this credit facility as of the third quarter of 2006.

•	The Company has entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. Principal and interest are due in monthly payments through maturity based on the terms of the facilities. As of December 31, 2005, the entire balance of $389,000 was classified as currently due. The Company paid off the entire balance in the third quarter of 2006.
Convertible Notes
In November 2004, the Company issued $16.0 million of notes that were convertible, at the holders’ option, into common stock at a conversion price of $2.76 per share, subject to adjustment in certain defined circumstances, including dilutive equity issuances (the “Notes”). The Notes bore interest at a rate of six percent per annum. In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes. Lack of timely payment became an event of default. As a result, the event of default permitted each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note. During the quarter ended December 31, 2005, the Company recorded additional principal of $2.6 million, which represented the 20% increase in the redeemable debt premium.
In November 2005, the Notes were purchased by an unaffiliated investor, and subsequently on November 18, 2005, the Notes were purchased by an entity controlled by Dr. Pehong Chen, the Company’s Chairman and Chief Executive Officer. On December 20, 2005, in order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen and the Company entered into a Debt Conversion Agreement whereby Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, which were issued in March 2006 as discussed below, at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. Because of the significant difference between the $0.45 per share exchange price and the $2.76 per share conversion price included in the Notes, the Company accounted for this transaction as a deemed extinguishment and reissuance of the Notes. A loss of $7.0 million was recorded in December 2005 under APB No. 26, Extinguishment of Debt, equal to fair value of the reissued Notes (which was determined to be the fair value of the underlying common shares into which the Notes were to be exchanged) less the carrying value of the extinguished Notes. As a result, the Notes were carried at December 31, 2005 at fair value of the Common Stock on December 20, 2005 of $20.5 million less shares representing interest of $165,000.
In March 2006, the notes were cancelled and the related shares were issued. As a result of this share issuance, the percentage of the Company’s outstanding shares of common stock held by Dr. Chen increased to approximately 59%. The issuance of shares was recorded in Stockholders’ equity (deficit) at the amount then outstanding of $20.5 million.
The Company made a determination that the convertible notes entered into in 2004 included certain embedded derivatives (conversion feature and additional investment rights) that should be valued under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS 133”). The additional investment rights expired during the quarter ended September 30, 2005. Accordingly, the conversion feature and additional investment rights have been revalued each applicable reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations. Further, in conjunction with the December 20, 2005 Debt Conversion Agreement, the conversion feature was no longer considered to be a derivative, as the conversion rate was fixed at $0.45 per share. Additional investment rights of $132,000 were included in the fair value of the Notes upon modification on December 20, 2005.
In conjunction with the issuance of the Notes to the institutional investors in the original private placement, the Company issued warrants to purchase 1,739,130 shares of common stock at an exercise price of $3.58 per share. The issuance of shares to Dr. Chen in March 2006 under the terms of the Debt Conversion Agreement resulted in an adjustment in the exercise price of, and number of shares underlying, the warrants, pursuant to the terms of such warrants. As a result, the warrants became exercisable for 3,082,219 common shares at an exercise price of $2.02 per shares. The warrants were exercisable beginning in May 2005 and have a five-year life. None of the warrants have been exercised as of September 30, 2006. The warrants have been accounted for as a derivative under SFAS 133, as the warrants allow for the potential settlement in cash. As such, the warrants have been revalued each reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations.
As of September 30, 2006, the following warrants to purchase the Company’s common stock were outstanding:

	Underlying	Exercise Price
Description	Shares	Per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,082,219	2.02
Other issued in connection with revenue transactions in 1997 and 2000	4,798	Various

Total warrants	3,787,017

The warrant issued in connection with the real estate transaction has a term of five years and became exercisable beginning in August 2005. The warrant had not been exercised as of September 30, 2006.
In connection with the Note cancellation and stock issuance discussed above the warrants issued to the original Note purchases in November 2004 (see Note 3), which were originally exercisable to purchase 1,739,130 shares at an exercise price of $3.58 per share, were adjusted such that, following share issuance pursuant to the Note Conversion Agreement, the warrants became exercisable for 3,082,219 common shares at an exercise price of $2.02 per share. The Company recorded a charge of $282,000 in the quarter ended March 31, 2006 to reflect the issuance of additional warrants, in its consolidated financial statements. The remaining terms of the warrants were unchanged. The warrants have a term of five years and became exercisable beginning in May 2005. None had been exercised as of September 30, 2006.
In accordance with EITF 00-19, the warrants issued to the original Note purchases have been included as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three and nine months ended September 30, 2006, the Company recorded loss related to the revaluation of warrants to the landlord and note holders of approximately $317,000 and $703,000, respectively. For the three and nine months ended September 30, 2005, the Company recorded gain related to the revaluation of warrants to the landlord and note holders of approximately $794,000 and $11,042,000, respectively. These gains and losses are included of other income (expense), net in the accompanying Condensed Consolidated Statements of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.
Gains (losses) on the revaluation of the warrants and the embedded derivatives were recorded as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
		(restated)		(restated)
Warrants related to the Notes	$(271)	$523	$(670)	$3,019
Warrants related to real estate buyout	(46)	175	(33)	1,192
Conversion Feature	—	96	—	5,964
Additional Investment Rights	—	—	—	867

(Loss) gain on revaluation of warrants and change in value of derivatives	$(317)	$794	$(703)	$11,042

Other Non-Current Liabilities
Other non-current liabilities consist of the following:

	September 30,	December 31,
	2006	2005
Restructuring (Note 6)	$3,438	$1,722
Deferred maintenance and unearned revenue	1,887	2,334
Other	377	334

Total other non-current liabilities	$5,702	$4,390

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
The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer’s insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company’s insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either September 30, 2006 or December 31, 2005. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.
Leases
The Company leases its headquarter facility and its other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the lease agreements, the Company is required to pay rental costs, property taxes, insurance and normal maintenance costs.
A summary of total future minimum lease payments, net of future sublease income, as of September 30, 2006, under non-cancelable operating lease agreements is as follows (in millions):

Total future
minimum
Years Ending December 31,	payments
2006	$0.4
2007	2.7
2008	1.7
2009	1.7
2010	1.2
2011 and thereafter	1.7

Total minimum lease payments	$9.4

Standby Letter of Credit Commitments
As of September 30, 2006, the Company had $2.0 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company’s various landlords to secure obligations under the Company’s facility leases. Restricted cash of $2.0 million supports the letters of credit, as collateral. By their terms, the letters of credit expire in

December 2006 and June 2007, for $1.0 million each. The terms of the collateral arrangements expire with respect to $1.0 million in each of December 2007 and October 2012. Such cash will become non-restricted when the terms of the collateral arrangements expire.
Legal Matters
The Company is subject from time to time to various legal actions and other claims arising in the ordinary course of business. The Company is not presently a party to any material legal proceedings. Management believes that exposure related to any potential legal proceedings is immaterial to the Company’s financial results.
Note 5. Geographic, Segment and Significant Customer Information
The Company operates in one segment, electronic business commerce solutions. The Company’s reportable geographic segment includes the Company’s facilities in North America (“Americas”), Europe and Asia Pacific and the Middle East (“Asia/Pacific”). The CEO is the Company’s chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.
The disaggregated revenue information is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Software licenses	$4,750	$3,134	$11,259	$10,941
Consulting services	2,702	4,403	9,697	14,706
Maintenance	6,133	6,540	17,982	20,311

Total revenues	$13,585	$14,077	$38,938	$45,958

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
Disaggregated financial information regarding the Company’s geographic revenues and long-lived assets is as follows (unaudited, in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2006	2005	2006	2005
Revenues:
Americas	$8,119	$8,252	$28,771	$25,948
Europe	3,029	4,359	5,650	15,688
Asia/Pacific	2,437	1,466	4,517	4,322

Total revenues	$13,585	$14,077	$38,938	$45,958

	September 30,	December 31,
	2006	2005
	(unaudited)

Long-Lived Assets:
Americas	$26,695	$29,039
Europe	220	328
Asia/Pacific	584	445

Total long-lived assets	$27,499	$29,812

During the three and nine months ended September 30, 2006 and 2005, no single customer accounted for more than 10%

of the Company’s revenues.
Note 6. Restructuring Charges
Through September 30, 2006, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges have been taken to align the Company’s cost structure with changing market conditions and to create a more efficient organization. The Company’s restructuring charges have been comprised primarily of: (i) severance and benefits termination costs related to the reduction of its workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SAB 100, Restructuring and Impairment Changes (SAB 100).
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
As of September 30, 2006, the total restructuring accrual of $4.7 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and Termination	$0.4	$—	$0.4
Excess Facilities	0.9	3.4	4.3

Total	$1.3	$3.4	$4.7

The Company estimates that the $0.4 million severance and termination accrual will be nearly paid in full by December 31, 2006. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total future
minimum
Years Ending December 31,	payments
2006	$0.1
2007	1.2
2008	0.8
2009	0.8
2010	0.6
2011 and thereafter	0.8

Total minimum lease payments	$4.3

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS 146 (in thousands):

	Accrued	Charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended September 30, 2006
Lease cancellations and commitments	$4,399	$(2,035)	$(46)	$2,318
Termination payments to employees and related costs	38	(6)		32

	$4,437	$(2,041)	$(46)	$2,350

Three Months Ended September 30, 2005
Lease cancellations and commitments	$3,964	$(61)	$175	$4,078
Termination payments to employees and related costs	655	444	(776)	323

	$4,619	$383	$(601)	$4,401

Nine Months Ended September 30, 2006
Lease cancellations and commitments	$4,188	$(1,927)	$57	$2,318
Termination payments to employees and related costs	105	368	(441)	32

	$4,293	$(1,559)	$(384)	$2,350

Nine Months Ended September 30, 2005
Lease cancellations and commitments	$21,824	$(838)	$(16,908)	$4,078
Termination payments to employees and related costs	365	975	(1,017)	323

	$22,189	$137	$(17,925)	$4,401

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

	Accrued	Charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended September 30, 2006
Lease cancellations and commitments	$1,992	$163	$(150)	$2,005
Termination payments to employees and related costs	332		4	336

	$2,324	$163	$(146)	$2,341

Three Months Ended September 30, 2005
Lease cancellations and commitments	$6,326	$(137)	$(2,930)	$3,259
Termination payments to employees and related costs	422	—	(70)	352

	$6,748	$(137)	$(3,000)	$3,611

Nine Months Ended September 30, 2006
Lease cancellations and commitments	$2,651	$156	$(802)	$2,005
Termination payments to employees and related costs	311		25	336

	$2,962	$156	$(777)	$2,341

Nine Months Ended September 30, 2005
Lease cancellations and commitments	$11,515	$(287)	$(7,969)	$3,259
Termination payments to employees and related costs	459	—	(107)	352

	$11,974	$(287)	$(8,076)	$3,611

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
In July and August 2004, the Company negotiated lease terminations with a landlord for its lease commitment. One of the features of the lease termination agreement is an option to buy out the lease by paying an additional $4.5 million by September 2006. In accordance with SFAS 146, the Company recorded this buyout as restructuring liability in the third quarter of 2004.
In September 2006, the Company decided not to exercise the $4.5 million lease buy-out option and instead decided to occupy a portion of the new space and sub-lease the remaining excess space. The buy out option expired in September 2006. As a result, the Company reversed the restructuring accrual related to the $4.5 million lease buy out and recorded a new restructuring accrual for the excess lease facility space. The net expense reversal or credit (benefit) of $1.9 million was reported in the third quarter of 2006 under operating expenses in the accompanying condensed consolidated statement of operations.
Note 7. Stockholders’ Equity (Deficit)
As discussed in more detail in Note 3, in December 2005 Dr. Chen entered into a Debt Conversion Agreement whereby Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock. In March 2006, the Notes were cancelled and the related shares were issued. As a result of this share issuance, the $20.5 million Notes carrying amount of fair value at December 31, 2005 was converted to common stock and additional paid-in-capital in the first quarter of 2006.
Note 8. Related Party Transactions
The Company’s Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms.
See Note 3, Convertible Notes, for the transactions among the CEO, unaffiliated investors and the Company from 2004 through 2006.
In 2006, the Company executed consulting agreement with a third party in which the CEO is a passive owner and convertible note holder. The total contract value is $365,000. For the three quarters ended September 30, 2006, $93,000 was recognized as revenue. The Company received payment for the entire contract in the third quarter of 2006. The contract is expected to be completed in the fourth quarter of 2006.
Note 9. Subsequent Event
The Company’s rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $16.4 million in gross proceeds for the Company.
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
We generate revenue from fees for licenses of our software products, and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs utilized by the machine on which the product is installed. Payment terms are generally 30 days from the date the products are delivered, the maintenance contract is booked or the consulting services are provided. In certain European markets payment cycles are 60 to 90 days, in accordance with local practice.
From 2001 through 2005, we incurred significant losses and negative cash flows from operations. In 2004 and 2005, we also incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first nine months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases, and our recently concluded rights offering.
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
Recent Events
In November 2005, an entity controlled by Dr. Pehong Chen, our Chairman and Chief Executive Officer, acquired all of our Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve us from the liquidity challenges presented by the Notes, in December 2005, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006. The shares of common stock issued to Dr. Chen, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen’s ownership interest in BroadVision to approximately 59% of the total shares outstanding.
In December 2005, we announced our intention to launch a rights offering to allow each stockholder as of December 20, 2005 to purchase approximately 5.9 shares for each share of BroadVision common stock held as of such date, at a price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to Dr. Chen in connection with the Note exchange. Dr. Chen waived his right to participate in the rights offering. Our rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase approximately 36.4 million shares, resulting in our receipt of $16.4 million in gross proceeds.
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
In March 2006, we received a $1.2 million property tax refund from the County of San Mateo covering tax years 2000 through 2005. We are obligated to compensate an outside tax specialist $335,000 for its efforts to reach agreement with the County on our behalf. The net proceeds were accounted in the operating expenses for the quarter ended March 31, 2006.
In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen has served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
On October 13, 2006, the Audit Committee of the Board of Directors of the Company approved the replacement of Stonefield Josephson, Inc. (“Stonefield Josephson”) as our independent registered public accounting firm, and we advised Stonefield Josephson of its dismissal on October 14, 2006. On October 16, 2006, we engaged the independent registered public accounting firm Odenberg, Ullakko, Muranishi & Co. LLP (“OUM”) as our new independent accountants.
Critical Accounting Policies
This management’s discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with generally accepted accounting principles in the United States of America. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, goodwill and intangible assets, equity instruments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe our critical accounting policies reflect the more significant judgments and estimates used in the preparation of our condensed consolidated financial statements.
At September 30, 2006, our current liabilities exceeded current assets by approximately $4.1 million (negative working capital) resulting in a working capital ratio of approximately 0.86 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first nine months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents, including the proceeds from the recently expired rights offering, and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
As discussed more fully in our consolidated financial statements contained in Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2005, subsequent to the issuance of the 2004 consolidated financial statements, based on clarifying SEC guidance issued in 2005, we made a determination that the convertible debentures entered into in 2004 included embedded derivatives that should be valued under the provisions of SFAS 133. We had previously determined that convertible debentures were conventional under the provisions of EITF 00-19. Therefore, we have restated our operating results for the three-month period and year ended December 31, 2004, and for the three-month periods ended March 31, June 30 and September 30, 2005.

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
We recognize revenue using the residual method pursuant to the requirements of SOP No. 97-2, as amended by SOP No. 98-9. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on vendor specific objective evidence, which is specific to us. We limit its assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.
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

Impairment Assessments
We adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of BroadVision to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. Our last impairment test was as of December 31, 2005. There were no events or circumstances from that date through September 30, 2006 indicating that a further assessment was necessary. As of September 30, 2006, our market capitalization was significantly higher than our book value.
Deferred Tax Assets
We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that we determined that it is more likely than not that some portion or all of the deferred tax assets will not be realized based upon the uncertainty of their realization. We have considered any potential loss of net operating loss (NOL), estimated future taxable income and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. There may be limitations on our ability to utilize NOLs, due to change of ownership. We are engaging tax specialist to evaluate the effect.
Accounting for Stock-Based Compensation
On January 1, 2006 (the first day of its 2006 fiscal year), we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.
In anticipation of the reporting requirements under SFAS 123R, our Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of out-of-the-money, unvested stock options held by current employees, including executive officers, and Board members. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of BroadVision common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share. The following table summarizes the options for which vesting was accelerated:

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
In accordance with SFAS 123R, in our first nine months of 2006 we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.
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
Restructuring Charges
Through September 30, 2006, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.
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
Research and Development and Software Development Costs
Under the criteria set forth in SFAS No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, development costs incurred in the research and development of new software products are expensed as incurred until technological feasibility in the form of a working model has been established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, we have has not capitalized any costs related to the development of software for external use.
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
Our cash, and cash equivalents, at cost, which approximates fair value, consisted of the following as of September 30, 2006 (in thousands, unaudited) and as of December 31, 2005 (in thousands):

	September 30,	December 31,
	2006	2005
	(unaudited)
	(Fair value)	(Fair value)
Cash and certificates of deposits	$15,746	$4,030
Money market	1,158	819

Total cash and equivalents	$16,904	$4,849

Concentrations of Credit Risk
Financial assets that potentially subject us to significant concentrations of credit risk consist principally of cash, cash equivalents, and trade accounts receivable. We maintain our cash and cash equivalents with two separate financial institutions. We market and sell our products throughout the world and perform ongoing credit evaluations of our customers. We maintain reserves for potential credit losses. For the nine months ended September 30, 2006, no one customer accounted for more than 10% total revenue or accounts receivable.
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
Legal Matters
We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings. Management believes that exposure related to any potential legal proceedings is immaterial to the Company’s financial results.
Results of Operations
Revenues
Total revenues decreased 4% during the three months ended September 30, 2006 to $13.6 million as compared to $14.1 million for the three months ended September 30, 2005. Total revenues decreased 15% during the nine months ended September 30, 2006 to $38.9 million as compared to $46.0 million for the nine months ended September 30, 2005. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
September 30, 2006
Americas	$3,249	68%	$4,870	55%	$8,119	60%
Europe	462	10	2,567	29	3,029	22
Asia Pacific	1,039	22	1,398	16	2,437	18

Total	$4,750	100%	$8,835	100%	$13,585	100%

September 30, 2005
Americas	$1,724	55%	$6,528	60%	$8,252	59%
Europe	830	26	3,529	32	4,359	31
Asia Pacific	580	19	886	8	1,466	10

Total	$3,134	100%	$10,943	100%	$14,077	100%

Nine Months Ended:
September 30, 2006
Americas	$8,645	77%	$20,126	73%	$28,771	74%
Europe	1,175	10	4,475	16	5,650	14
Asia Pacific	1,439	13	3,078	11	4,517	12

Total	$11,259	100%	$27,679	100%	$38,938	100%

September 30, 2005
Americas	$5,430	50%	$20,518	59%	$25,948	57%
Europe	3,814	35	11,874	34	15,688	34
Asia Pacific	1,697	15	2,625	7	4,322	9

Total	$10,941	100%	$35,017	100%	$45,958	100%

We operate in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.

Software license revenues increased 52% during the three months ended September 30, 2006 to $4.7 million as compared to $3.1 million for the three months ended September 30, 2005. Software license revenue increased 2.8% during the nine months ended September 30, 2006 to $11.2 million, as compared to $10.9 million for the nine months ended September 30, 2005. Such increases were mainly due to increased license sales to existing customers in North America. License revenue in Europe declined due to our consolidation of operations and sales organizations in this region.
Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 19% during the three months ended September 30, 2006 to $8.8 million as compared to $10.9 million for the three months ended September 30, 2005. Service revenues decreased 21% during the nine months ended September 30, 2006 to $27.7 million as compared to $35.0 million for the nine months ended September 30, 2005. The decrease in service revenues was attributable to both lower maintenance and consulting revenues. Maintenance revenues decreased 6% for the three months ended September 30, 2006 to $6.1 million as compared to $6.5 million for the three months ended September 30, 2005. Maintenance revenues decreased 11% for the nine month ended September 30, 2006 to $18.0 million as compared to $20.3 million for the nine months ended September 30, 2005. Maintenance revenue decreased due to certain existing customers declining to renew annual maintenance services. Consulting revenues decreased 39% for the three months ended September 30, 2006 to $2.7 million as compared to $4.4 million for the three months ended September 30, 2005. Consulting revenues decreased 34% for the nine months ended September 30, 2006 to $9.7 million as compared to $14.7 million for the nine months ended September 30, 2005. This decline is attributable to our increased selectivity in entering into consulting agreements, particularly in Europe, in an effort to improve gross margin.
Total revenue from Europe decreased significantly in 2006 comparing to 2005. As part of our restructuring plan, we closed offices and laid off many employees in Europe. As a result, our focus in Europe was to settle with affected landlords, former employees and vendors. These settlements consumed significant time and effort, which adversely affected sales activities.
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

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2006	% (1)	2005	% (1)	2006	% (1)	2005	% (1)
Cost of software licenses	$22	0%	$106	1%	$226	1%	$(137)	-1%
Cost of services	2,729	20%	5,641	40%	10,283	26%	17,235	38%

Total cost of revenues	$2,751	20%	$5,747	41%	$10,509	27%	$17,098	37%

(1)	Expressed as a percent of total revenues for the period indicated
Cost of (credit for) software licenses decreased during the three months ended September 30, 2006 to $22,000 as compared to $106,000 for the three months ended September 30, 2005. The cost of software licenses increased during the nine months ended September 30, 2006 to $226,000 as compared to $(137,000) for the nine months ended September 30, 2005. This increase was primarily due to the reversal of royalty costs no longer considered payable in the three quarters ended September 30, 2005.
Cost of services decreased $2.9 million during the three months ended September 30, 2006 to $2.7 million as compared to $5.6 million for the three months ended September 30, 2005. The cost of services decreased 40% during the nine months ended September 30, 2006 to $10.3 million as compared to $17.2 million for the nine months ended September 30, 2005. This decline was attributable to lower consulting headcount in Europe and the Middle East regions and lower customer support headcount in the Americas, as well as decreased revenue.
Gross margin increased to 80% during the three months ended September 30, 2006 from 59% for the three months ended September 30, 2005. Gross margin increased to 73% during the nine months ended September 30, 2006 from 63% for the nine months ended September 30, 2005. The increase is a result of our restructuring and cost control plans. As part of cost control, temporary employee costs were reduced significantly. In addition, we increased our selectivity in accepting consulting agreements in an effort to improve gross margin.

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
• Restructuring charges represent costs incurred to restructure company operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3 and SFAS 146.
Goodwill impairment represents costs to write-off goodwill. As of January 1, 2002, we no longer amortize goodwill in accordance with SFAS 142.
A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three Months Ended					Nine Months Ended
		September 30,				September 30,
	2006	% (1)	2005	% (1)	2006	% (1)	2005	% (1)
Research and development	$2,766	20%	$3,095	22%	$7,802	20%	$11,336	25%
Sales and marketing	1,761	13%	2,948	21%	6,124	16%	13,819	30%
General and administrative	2,429	18%	2,162	15%	7,406	19%	7,526	16%
Goodwill impairment	—	—	13,198	94%	—	—	13,198	29%
Restructuring charges	(1,878)	-14%	246	2%	(1,403)	-4%	(149)	0%
Business combination	—	—	977	7%	—	—	977	2%

Total operating expenses	$5,078	37%	$22,626	161%	$19,929	51%	$46,707	102%

(1)	Expressed as a percent of total revenues for the period indicated
Research and development expenses decreased 10% during the three months ended September 30, 2006 to $2.8 million as compared to $3.1 million for the three months ended September 30, 2005. Research and development expenses decreased 31% during the nine months ended September 30, 2006 to $7.8 million as compared to $11.3 million for the nine months ended September 30, 2005. The decrease in research and development expenses was primarily attributable to reduced headcount as a result of layoffs, natural attrition and lower overhead allocations.
Sales and marketing expenses decreased 38% during the three months ended September 30, 2006 to $1.8 million as compared to $2.9 million for the three months ended September 30, 2005. Sales and marketing expenses decreased 56% during the nine months ended September 30, 2006 to $6.1 million as compared to $13.8 million for the nine months ended September 30, 2005. The decrease was primarily attributable to a reduction in the size of our sales organization, and a reduction in our marketing activities, combined with lower commissions on lower license revenue.
General and administrative expenses increased 9% during the three months ended September 30, 2006 to $2.4 million as compared to $2.2 million for the three months ended September 30, 2005. This increase was primarily due to our incurrence of expenses related to stockholder meetings and related professional fees, which we incurred in the second quarter of 2005 and the third quarter of 2006. General and administrative expenses were comparable during the nine months ended September 30, 2006 to $7.4 million as compared to $7.5 million for the nine months ended September 30, 2005.

Restructuring charges. Through September 30, 2006, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. We took restructuring and asset impairment charges to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.
In September 2006, we decided not to exercise a $4.5 million lease buy-out option and instead decided to occupy a portion of the new space and sub-lease the remaining excess space. The buy-out option expired in September 2006. As a result, for the three and nine months ended September 30, 2006, we reversed the restructuring accrual related to the $4.5 million lease buy-out and recorded a new restructuring accrual for the excess lease facility space. We recorded a net expense reversal or credit (benefit) of $1.9 million. The excess facilities charge and credit for the three and nine months ended September 30, 2005 related primarily to an adjustment of $175,000 and $1.2 million, respectively, to fair value of the warrant issued to a previous landlord as part of a lease settlement in 2004. Adjustments to the restructuring accruals will be made in future periods, if necessary, based upon the then current actual events and circumstances.
Goodwill impairment. On April 14, 2000, we acquired all of the outstanding common stock of Interleaf, Inc. in a transaction accounted for as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of recognizable intangible assets related to the Interleaf transaction was $3.5 million in 2002. In the third quarter of 2005, we determined that an impairment of the goodwill had occurred, and therefore we recorded a write-off of $13.2 million as an estimated impairment amount. No impairment was necessary for the three and nine months ended September 30, 2006.
Interest income (expense), net was income of $225,000 for the three months ended September 30, 2006 as compared to expense of $778,000 for the three months ended September 30, 2005. Interest income (expense), net, was income of $457,000 for the nine months ended September 30, 2006 as compared to expense of $1,054,000 for the nine months ended September 30, 2005. Interest expense decreased in 2006 due to the cancellation of convertible notes in March 2006. (See Note 3).
(Loss) gain on revaluation of warrants and change in value of derivatives was a loss of $317,000 for the three months ended September 30, 2006 as compared to a gain of $794,000 for the three months ended September 30, 2005. (Loss) gain on revaluation of warrants and change in value of derivatives was a loss of $703,000 for the nine months ended September 30, 2006 as compared to a gain of $11.0 million for the nine months ended September 30, 2005. The decrease was primarily attributable to the cancellation of convertible notes in March 2006.
Other income, net, was loss of $71,000 for the three months ended September 30, 2006 as compared to loss of $478,000 for the three months ended September 30, 2005. Other income, net, was income of $191,000 for the nine months ended September 30, 2006 as compared to loss of $564,000 for the nine months ended September 30, 2005. The income in 2006 was primarily due to recognition of gains on the disposition of equity investments that we had written off in the prior years.
(Provision) benefit for income taxes, was a provision of $228,000 for the three months ended September 30, 2006. The expenses related to Alternative Minimum Taxes (AMT) calculated at both Federal and state levels after net operating loss (NOL) carryforwards have been applied. For the three months ended September 30, 2005, we recorded a tax benefit of $541,000. During the nine months ended September 30, 2006, we recorded a tax provision $449,000 as compared to a benefit $2.5 million during the nine months ended September 30, 2005. The tax benefit for the three and nine months ended September 30, 2005 was primary due to the net loss carryforwards.
Liquidity and Capital Resources
Background and Overview
At September 30, 2006, our current liabilities exceeded current assets by approximately $4.1 million (negative working capital) resulting in a working capital ratio of approximately 0.86 to 1.0. Based on our current liquidity position, our analysis of the components of our current assets and liabilities, our actual financial results for the first nine months of 2006 and our internal financial forecast for the balance of the year, we currently expect to be able to fund our working capital requirements for the next 12 months from our existing cash and cash equivalents, including the proceeds from the recently expired rights offering, and our anticipated cash flows from operations and subleases. Our Chairman, Chief Executive Officer and largest stockholder has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms. Accordingly, no adjustments have been made to the carrying values or classification of the assets and liabilities in the accompanying financial statements to take account of any uncertainty as to our ability to continue as a going concern.
Our capital requirements relate primarily to facilities, employee infrastructure and working capital needs. Historically, we have funded our cash requirements primarily through public and private sales of equity and debt securities, and commercial credit facilities. As of September 30, 2006, cash, cash equivalents, and restricted cash and investments totaled $18.9 million, which represents an increase of $12.1 million as compared to a balance of $6.8 million on December 31, 2005. This increase was primarily attributable to net cash generated from operations during the nine months ended September 30, 2006.
The Company’s rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $16.4 million in gross proceeds for the Company.

	September 30,	December 31,
	2006	2005
	(unaudited)
Cash and cash equivalents	$16,905	$4,849
Restricted cash and investments	$1,997	$1,997
Working capital (deficit)	$(4,116)	$(35,872)
Working capital ratio	0.86	0.35
Commitments totaling $2.0 million in the form of standby letters of credit were issued on our behalf from financial institutions as of September 30, 2006 and December 31, 2005, respectively, primarily in favor of our various landlords to secure obligations under our facility leases. Accordingly, $2.0 million have been presented as restricted cash in the Condensed Consolidated Balance Sheets at September 30, 2006 and December 31, 2005, respectively.
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2006 and December 31, 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the three months ended September 30, 2006 and 2005.
Cash Provided By (Used In) Operating Activities
Cash provided by operating activities was $12.0 million for nine months ended September 30, 2006. The primary reason for the net cash provided by operating activities was net operating income of $8.0 million, along with $1.3 million of unearned revenue and deferred maintenance revenue received in the nine months ended September 30, 2006. Other significant adjustments to reconcile net income to cash provided by operating activities included net increases in accounts receivable aggregating approximately $5.3 million and decreases in accounts payable and accrued expenses of $2.0 million.
Cash used in operating activities was $34.6 million for the nine months ended September 30, 2005. The reasons for the net cash used by operating activities were net operating loss $11.1 million, the payment of accrued liabilities of $5.2 million, the decrease of restructuring accrual by $24.0 million, and the decrease of unearned revenue and deferred maintenance by $4.3 million. Other significant adjustments to reconcile net income to cash used for operating activities included the non-cash gain on sale of cost method investments of $1.1 million, the non-cash release of income tax reserves of $2.0 million, and the gain on revaluation of warrants to fair value of $11.0 million.

Cash Provided By Investing Activities
Cash provided by investing activities was $271,000 for the nine months ended September 30, 2006 and was primary due to $386,000 proceed from sales of the investment. Cash provided by investing activities was $21.9 million for the nine months ended September 30, 2005 and was primarily due to transfers from restricted cash of $20.3 million and proceeds from dividends of $1.1 million. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of computer hardware and software.
Cash Used In Financing Activities
Cash used in financing activities was $331,000 for the nine months ended September 30, 2006, mainly as a result paying down bank term debt offset by proceeds from stock issuance of $58,000. Cash used in financing activities was $23.0 million for the nine months ended September 30, 2005, consisting of $23.6 million used for repayment of borrowings, net of new borrowings, offset by $598,000 funds received for the issuance of common stock.
Leases and Other Contractual Obligations
We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.
A summary of total future minimum lease payments as of September 30, 2006, under non-cancelable operating lease agreements, is as follows (in millions):

Operating
Years Ending December 31,	Leases
2006	$0.4
2007	2.7
2008	1.7
2009	1.7
2010	1.2
2011 and thereafter	1.7

Total minimum lease payments	$9.4

See Note 3 of Notes to Condensed Consolidated Financial Statements for information about additional bank borrowings.
See Note 6 of Notes to Condensed Consolidated Financial Statements for information about additional payments due under previously negotiated lease buyout transactions.
Restricted cash represents collateral for letters of credit By their terms, the letters of credit expire in December 2006 and June 2007, for $1.0 million each. The terms of the collateral arrangements expire with respect to $1.0 million in each of December 2007 and October 2012. Such cash will become non-restricted when the terms of the collateral arrangements expire.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2006 and December 31, 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited. Our interest rate risk related to borrowings historically has been minimal as interest expense related to adjustable rate borrowings has been immaterial for the nine months ended September 30, 2006 and 2005.
ITEM 4. Controls and Procedures
Our management, with the participation of our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of September 30, 2006. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2006, (1) our disclosure controls and procedures were designed to ensure that material information relating to our company, including our consolidated subsidiaries, is made known to our Chief Executive Officer and Chief Financial Officer by others within those entities particularly during the period in which this report was being prepared and (2) although we concluded that our disclosure controls and procedures were designed to provide reasonable assurance that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed and summarized, such information was not timely reported and thus such controls and procedures were not effective.

Changes in Internal Control over Financial Reporting
We reported one material weakness as of December 31, 2005, as set forth in our Annual Report on Form 10-K filed with the Commission on June 9, 2006. We reported the same material weakness as of March 31, 2006 and June 30, 2006, as set forth in our Quarterly Reports on Form 10-Q filed with the Commission on August 10, 2006 and September 25, 2006, respectively. In addition, in June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Our Chief Executive Officer has also served as Chief Financial Officer since Mr. Meyer’s resignation and will continue to serve in that capacity until a permanent replacement is hired.
During the three-month period ended June 30, 2006, we hired key finance and accounting personnel, including Vice President of Finance, Corporate Controller, and a senior accountant. All of these new hires had extensive general ledger, reconciliation, and financial reporting experience. During the three-month period ended September 30, 2006, we hired a Revenue Manager and two additional senior accountants with extensive general ledger, account analysis and reconciliation experience. In October 2006, we hired another accountant with audit experience in a “Big 4” public accounting firm.
There were no additional changes in our internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
As of September 30, 2006, we believe that we have retained a sufficient number of experienced personnel in our accounting and finance organization to permit the preparation of our financial statements in accordance with U.S. Generally Accepted Accounting Principles. Although the above-mentioned new hires have augmented the capabilities of our organization, they replaced employees or part-time contactors who had left the Company for various reasons. This turnover has caused degradation in our institutional knowledge regarding historical events; and, therefore, may delay an efficient financial statement close process. If we have not been successful in remedying this degradation, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
Limitations on the Effectiveness of Controls
Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and we are in the process of remediating the aforementioned material weakness.
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
          While we generated positive operating income and cash flow in the nine months ended September 30, 2006, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of September 30, 2006, we had an accumulated deficit of approximately $1.2 billion.
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
          Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2006, our revenues declined 22%, 23%, 18%, 1%, and 13% respectively, as compared to the previous quarters. In the quarter ended June 30, 2006, and September 30, 2006, our revenue increased 1%, and 7% respectively, as compared to the previous quarters. If our revenues, operating results, earnings or future projections are below the levels expected of securities analysts or investors, our stock price is likely to decline.
          We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:
•	introduction of products and services and enhancements by us and our competitors;

•	competitive factors that affect our pricing;

•	market acceptance of new products;

•	the mix of products sold by us;

•	changes in our pricing policies or our competitors;

•	changes in our sales incentive plans;

•	the budgeting cycles of our customers;

•	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;

•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;

•	product life cycles;

•	changes in strategy;

•	seasonal trends;

•	the mix of distribution channels through which our products are sold;

•	the mix of international and domestic sales;

•	the rate at which new sales people become productive;

•	changes in the level of operating expenses to support projected growth;

•	increase in the amount of third party products and services that we use in our products or resell with royalties attached;

•	fluctuations in the recorded value of outstanding common stock warrants that will be based upon changes to the underlying market value of BroadVision common stock;

•	the timing of receipt and fulfillment of significant orders; and

•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.
          As a result of these factors, we believe that quarter-to-quarter comparisons of our revenue and operating results are not necessarily meaningful, and that these comparisons are not accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenue could cause significant variations in operating results from quarter to quarter. If we were unable to adjust spending in a timely manner to compensate for any revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, we would expect to experience an immediate and significant decline in the trading price of our stock.
Because a significant portion of our sales activity occurs at the end of each fiscal quarter, delays in a relatively small number of license transactions could adversely affect our quarterly operating results.
          A significant proportion, generally over 40% of our sales are concentrated in the last month of each fiscal quarter. Gross margins are high for our license transactions. Customers and prospective customers may use these conditions in an attempt to obtain more favorable terms. While we endeavor to avoid making concessions that could result in lower margins, the negotiations often result in delays in closing license transactions. Small delays in a relatively small number of license transactions could have a significant impact on our reported operating results for that quarter.
We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.
          We substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003, 337 at the end of 2004 and 181 at the end of 2005. On September 30, 2006, we had approximately 167 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management’s attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.
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
          We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2005, approximately 43% of our revenues were derived from international sales. In the nine months ended September 30, 2006, approximately 27% of our revenue was derived from European and Asia/Pacific sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.
          As we rely materially on our operations outside of North America, we are subject to significant risks of doing business internationally, including:
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
          Our performance substantially depends on the performance of our executive officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our executive officers or key employees, particularly our founder, Chief Executive Officer and Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry “key person” life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business and the uncertainty created by the recent execution and subsequent termination of our merger agreement with an affiliate of Vector has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.
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
          The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and December 7, 2006. On December 7, 2006 the closing price of BroadVision common stock was $0.69 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:
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
Item 4. Submission of Matters to a Vote of Security Holders

The Company held its 2006 annual meeting on August 8, 2006. The following proposals were submitted to and approved by the stockholders at the meeting.
1)	Pehong Chen, James D. Dixon, Robert Lee and Francois Stieger were elected members of the Board of Directors to serve until the 2007 Annual Meeting of Stockholders and until their successors are elected and qualified. The votes were

	For	Withheld
Pehong Chen	57,667,060	156,398
James D. Dixon	57,703,123	120,335
Robert Lee	57,702,183	121,275
Francois Stieger	57,686,690	136,768
2)	The BroadVision, Inc. 2006 Equity Incentive Plan was ratified and approved. There were 40,906,045 votes for to 262,872 votes against with 18,179 votes abstaining and 16,634,362 broker non-votes.
3)	The amendment to the Company’s Amended and Restated Certificate of Incorporation was ratified and approved to reduce the Company’s (i) total authorized number of shares from 2,010,000,000 to 91,000,000 shares; (ii) authorized number of shares of common stock from 2,000,000,000 to 90,000,000 shares; (iii) authorized number of shares of preferred stock from 10,000,000 to 1,000,000 shares. The vote was 41,041,945 votes for to 128,554 votes against with 18,596 votes abstaining and 16,634,363 broker non-votes.
4)	The amendment to the Company’s Amended and Restated Certificate of Incorporation was ratified and approved to reduce the Company’s (i) total authorized number of shares from 2,010,000,000 to 141,000,000 shares; (ii) authorized number of shares of common stock from 2,000,000,000 to 140,000,000 shares; (iii) authorized number of shares of preferred stock from 10,000,000 to 1,000,000 shares. The vote was 41,027,522 votes for to 141,472 votes against with 20,101 votes abstaining and 16,634,363 broker non-votes.
5)	The amendment to the Company’s Amended and Restated Certificate of Incorporation was ratified and approved to reduce the Company’s (i) total authorized number of shares from 2,010,000,000 to 281,000,000 shares; (ii) authorized number of shares of common stock from 2,000,000,000 to 280,000,000 shares; (iii) authorized number of shares of preferred stock from 10,000,000 to 1,000,000 shares. The vote was 41,026,569 votes for to 143,109 votes against with 19,417 votes abstaining and 16,634,363 broker non-votes.
6)	The amendment to the Company’s Amended and Restated Certificate of Incorporation was ratified and approved to remove a provision that prevents the Company’s stockholders from taking actions by written consent. The vote was 40,936,190 votes for to 239,219 votes against with 13,687 votes abstaining and 16,634,362 broker non-votes.
7)	The appointment of Stonefield Josephson, Inc. as independent auditors for the Company’s fiscal year ending December 31, 2006 was ratified and approved. The vote was 57,748,590 votes for to 62,058 votes against with 12,810 votes abstaining and none broker non-votes.
Item 5. Other Information
On July 7, 2006, the Company’s Board of Directors approved the Equity Plan. The Equity Plan was subsequently ratified and approved by the Company’s stockholders at the 2006 annual meeting of stockholders on August 8, 2006.
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

BROADVISION, INC.
Date: December 15, 2006	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.

3.2 (2)	Certificate of Amendment of Certificate of Incorporation.

3.3 (3)	Amended and Restated Bylaws.

4.1 (1)	References are hereby made to Exhibits 3.1 to 3.2

31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.

32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company’s Proxy Statement filed on May 14, 2002.

(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on December 22, 2005.