Form 10-K
period 2006-12-31
BROADVISION INC
filed 2007-03-27
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2006
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28252
BROADVISION, INC.
(Exact name of registrant as specified in its charter)
Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1600 Seaport Blvd, 5th Fl., North Bldg.
Redwood City, California	94063
(Address of principal executive offices)	(Zip code)
(650) 331-1000 (Registrant's telephone number, including area code)
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
Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Exchange Act Rule 12b-2.
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑
As of June 30, 2006, based on the closing sales price as quoted by the NASDAQ, 28,644,176 shares of Common Stock, having an aggregate market value of approximately $14,322,088 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28, 2007, the registrant had 106,566,567 shares of common stock outstanding.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2006

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, BroadVision One-To-One, iGuide, Interleaf and Interleaf Xtreme are our U.S. registered trademarks. Our common law trademarks (designated by tm) in the United States and other countries include BroadVision Commerce, BroadVision Content, BroadVision Deployment, BroadVision eMarketing, BroadVision Multi-Touchpoint, BroadVision Portal, BroadVision Process, BroadVision QuickSilver, BroadVision Search, Energizing e-Business, Click-to-Create, BroadVision Command Center, BroadVision Publishing Center, BroadVision Instant Publisher, and any of the registered marks that are not registered in the particular country where the mark is being used. Trademarks, service marks and trade names of other companies appearing in this prospectus are the property of their respective holders.

~i~

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K, as well as in our Annual Report to Stockholders for the year ended December 31, 2006, constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as "may", "will", "should", "expect", "intend", "plan", "anticipate", "believe", "estimate", "predict", "potential" or similar terms. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this document. These statements are only predictions based on our current expectations and projections about future events, and we cannot guarantee future results, levels of activity, performance or achievements.

We expressly disclaim any obligation to update or publicly release any revision to these forward-looking statements after the date of this Form 10-K.

Information regarding market and industry statistics contained in the "Business" section of this report is included based on information available to us that we believe is accurate. It is generally based on academic and other publications that are not produced for purposes of securities offerings or economic analysis.

~ii~

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. As of December 31, 2006, we had licensed our products to more than 500 customers - including Audible.com, Baker Hughes, Cardinal Health, Citibank, Hilti, Japan Airlines, Renault, Sears, Sony, Standard Chartered Bank, Vodafone, U.S. Air Force, Yomiuri Shinbun and Xerox.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2006, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

During 2004, we entered into a series of termination agreements to settle nearly all of our excess lease obligations. In November 2004, we issued $16 million in aggregate principal amount of senior subordinated secured convertible notes (the "Notes"). In November 2005, Honu Holdings, LLC, a Delaware limited liability company controlled by Dr. Pehong Chen, our Chairman, Chief Executive Officer, President and largest stockholder ("Honu"), acquired all Notes then outstanding. In December 2005, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006. The common shares issued to Honu, representing approximately 50% of the post-conversion shares outstanding, increased Dr. Chen's beneficial ownership interest in BroadVision to 59% of the total shares outstanding. Dr. Chen's ownership decreased to approximately 39% following the issuance of shares in the rights offering in the fourth quarter of 2006.

In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at an effective price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the price afforded to Dr. Chen in connection with the Notes cancellation transaction.

The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $15.8 million in net proceeds for the Company.

In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we delivered to NASDAQ a notification of voluntary delisting of BroadVision common stock from the NASDAQ National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from NASDAQ stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on NASDAQ, and that we had until March 6, 2006 to regain compliance. Quotations for BroadVision common stock are currently available through the "Pink Sheets" (www.pinksheets.com) under the trading symbol "BVSN", and we anticipate that such quotations will continue to be available. BroadVision common stock may also be quoted in the future on the OTC Bulletin Board operated by NASDAQ, provided that a market maker files the necessary application with the National Association of Securities Dealers and such application is cleared.

      Our principal executive offices are located at 1600 Seaport Blvd, 5th Fl., North Bldg., Redwood City, California 94063. Our telephone number is (650) 331-1000. Our website address is www.broadvision.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC's website directly to our reports. The contents of our website are not incorporated by reference into this report.

Industry Background

e-business has become an integral part of work life and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving their business online. More and more households and organizations worldwide have adopted a web paradigm and expect websites to be easy to use and available for their convenience.

By providing a way for enterprises to quickly assemble and deploy web-based solutions that tap into their resources, organizations can dramatically reduce the cost and improve the quality of interactions between employees, customers and business partners.

~1~

    A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing a self-service model, including online shopping and call center operations. In addition to accelerating the response time for the consumer, e-business applications also enable organizations to collect valuable market research data about their customers.

BroadVision Solution

BroadVision excels in offering e-business solutions that tightly integrate portal and commerce on a single, secure, high performance framework that also enables advanced personalization and seamless integration to enterprise systems.

     BroadVision's software offers advantages over competitive offerings in the following key respects:

Lasting business value extended to everyone:

●	Low total cost of ownership (TCO) philosophy: support for both commercial and open source platforms as well as mixed commercial-open source deployment environments
●	Agility and extensibility: integrated tools for both business and IT to rapidly create unique e-business applications with the combination of out-of-the-box capabilities and custom development
●	Built-in best practices: proven technology and methodologies that take the guesswork out of building reliable, available and scalable web applications
●	Configurability: modular application services that can be assembled to meet customer's exact business requirements
●	Focus on e-business: mature applications and proven methodologies developed from over 1,000 implementations and 14 years of experience
●	Scalability -- Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions
●
Personalization -- Our advanced personalization technology, including session and event-based observations and transaction information, provide a better understanding of site visitors and allow our customers to dynamically tailor content to them

●	Ease of use -- Our applications and tools are designed with graphical user interfaces that allow non-technical business managers to modify business rules and content in real time
●
Secure transaction processing -- Our applications provide secure handling of a wide range of commercial and financial services transactions including order pricing and discount/incentive handling, tax computation, shipping and handling charges, payment authorization, credit card processing, order tracking, news and stock feeds through a combination of built-in functionality and integration with third-party products

●
Multi-platform availability -- Our applications are optimized for a variety of hardware and software platforms including IBM AIX, Sun Solaris, Microsoft Windows NT and Hewlett-Packard's HP-UX. Supported databases include Oracle, Sybase, Informix, IBM and Microsoft SQL Server. Supported application servers include WebLogic, WebSphere and SunOne. We also support Open Source platforms, such as Linux with Jboss and Hypersonic

●
Multilingual/multicurrency -- Our applications are global ready and designed to support multiple languages (including Arabic, Chinese, Hebrew, Japanese, Korean, Slovakian, Turkish and most Western European languages) and a wide range of currencies, including the euro

BroadVision Brief Product Descriptions

Our offerings consist of modular applications and agile toolsets that are built on a robust framework for personalization and self-service:

Solutions

●	e-Commerce
Create an environment in which customers can transact more business throughout the entire sales process from lead generation to sales execution to customer support. Allow customers' businesses to manage Business-to-Business ("B2B") and Business-to-Consumer ("B2C") channels through a single solution. Deliver advanced merchandising and personalization capabilities and easy-to-use catalog management tools for business users.

●	e-Tailing
Drive higher conversion rates from any e-Commerce site, regardless of whether that site leverages BroadVision e-Commerce solutions. Create, manage and implement unique discounting structures that differentiate customer's business and connect online and offline shopping experiences. Maintain proper oversight over all discounts to ensure site profitability.

●	Portal
Interact with visitors through personalized views of information, resources, and business processes stored in diverse internal and external legacy information systems. Support collaboration both inside and outside the enterprise. Empower business owners to manage more of the website, from content to personalization to collaboration.

●	Content Management
Take control of the quality of information as customers create, manage and publish content to customer's e-business applications. Establish "one voice" with consistent branding and reuse valuable content assets more effectively. Bring all of the right people into the content development process with Web-based content creation, versioning and flexible content workflow.

~2~

●	QuickSilver™
Provides powerful features for creation and publishing of lengthy, complex documents supporting multiple output formats (including HTML, PDF and Postscript) and automatic publishing of personalized content to BroadVision Portal. Assemble publications from a variety of text, graphic and database sources, including Microsoft Word, AutoCad, Microsoft Excel, and Oracle. Includes a complete XML authoring environment.

e-business Framework Components

Methodology

●	BroadVision e-business Methodology
Apply the best practices developed during BroadVision's 14+ years of experience with some of the world's largest e-business websites. Ensure application performance, reliability, availability and scalability. Accelerate productivity for new developers. Promote reuse of custom developed components.

Developer Toolkit

●	Kukini
Utilize teams of business and IT to create a distinctive user experience with a flexible toolkit. Provide both sets of users with a visual environment where they can work together to design and deploy complex e-business applications and websites quickly and efficiently. Creates a structure for dividing tasks among people with different skill levels while enforcing best practices. Run with customers' J2EE application environment of choice or leverage the rich and scalable BroadVision Kona services.

Framework

●	Kona
Build differentiated e-business applications quickly and efficiently using a set of open, flexible and configurable services. Use out-of-the box functionality, data schemas and tools to have an e-business application up and running in days or weeks, not months. Empower business users to take control of day-to-day site management tasks. Leverage commercial operating systems, databases and application servers or a mix of commercial and open source components to drive the highest level of performance with the lowest total cost of ownership.

Application Services Library

Accelerate application development with a modular set of flexible, out-of-the-box web services build on the functionality of Kona, expanding the capabilities of the core framework.

●	Commerce Services
Display product offerings and transact business on customers' websites. Includes configurable catalog management, pricing, shopping cart, checkout and order management capabilities. Enables business users to maintain control over day-to-day activities on the site.

●	Portal Services
Provide end users with a personalized and intuitive navigation experience as they interact with customer's business. Incorporates a navigation hierarchy, content categorization and familiar portlet structure into any e-business application.

●	Process Services™
Extends web capabilities and transforms costly, people-intensive processes and collaborations into web-based self-service applications. Allows business and IT to design, test and deploy solutions in days, not months, significantly reducing costs and accelerating time-to-implementation.

●	Content Services™
Manages web content throughout its lifecycle: from creation and management through deployment and distribution. As part of a BroadVision solution, it creates a review, approval and publishing cycle that replace a cumbersome email trail, provides for version control, creates an audit trail, and helps organizations deliver personalized, timely and up-to-date content.

●	Staging Services™
Simplifies the process of moving content from multiple systems to the production environment. Reduces the cost of managing BroadVision application assets and improves process standardization for enterprise staging initiatives.

●	eMerchandising
Drive higher conversion rates, differentiate e-commerce sites and connect online and offline experiences with innovative, patent-pending discounting capabilities. Create, manage and implement complex sales discounts while maintaining oversight over profitability. Deploys discounts to BroadVision and non-BroadVision e-commerce sites.

~3~

●	Search™
Provides full-text and field searching of online content and any referenced external files and returns results with relevance-ranked scores. Supports query searches using a broad spectrum of search operators. Connects people to the information they seek regardless of medium. Developed in partnership with FAST, a global leader in real-time search and filter technology.

●	On-Demand and Collaborative Human Resource Management ™
Our BroadVision On - Demand (BVOD) ™ business unit, headquartered in Beijing, China. BVOD's on--demand solutions - easy to setup and operate via personalized self-service without costly upfront investments and lingering maintenance overhead - deliver compelling value to our customers immediately and continuously. CHRM™ (Collaborative Human Resource Management), developed using Kona--Kukini in record time and with tremendous cost savings as BVOD's first offering, has proven to be an impressive showcase for the K2 Methodology. This on-demand solution provides superb visibility and agility for all members of our customers' organizations to collaborate more productively in each phase of the HR management lifecycle, creating a strategic competitive advantage through the efficient management of human assets.

Technology

Open Standards-Based Architecture

BroadVision e-business solutions are built on object-oriented application code written in J2EE programming environments, including Java and JavaScript, and where appropriate C++, which allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements. BroadVision Process leverages a proven open source stack at the platform layers to reduce total cost of ownership and optimize performance.

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

Services

BroadVision provides a full spectrum of global services to contribute to the success of our customers, including business consulting services, implementation services related to our software and related software, migration and performance tuning services and ongoing training and technical support.

Education Services

Coursework is available for Content Managers, Technical Developers and System Administrators through BroadVision Education Services. Customers and partners can arrange for on-site programs, which keep employees at the office, or take advantage of public courses at BroadVision locations.

Support and Maintenance Services

BroadVision offers a tiered support and maintenance program to better serve the needs of our global customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases (as necessary) and product enhancements (when and if available).

~4~

Customers

As of December 31, 2006, we had licensed our products to over 500 end-user customers and partners. During each of the years ended December 31, 2006, 2005 and 2004, no customer accounted for more than 10% of our total revenues. As of December 31, 2006 and 2005, one customer accounted for 13 % and 16 % of our accounts receivable balance, respectively. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

BroadVision's software is deployed in all major industry groups, including financial services, government, healthcare, manufacturing, retail and telecommunications. Customers include Audible.com, Baker Hughes, Ferrari, Cardinal Health, Citibank, Hilti, Japan Airlines, Renault, Sears, Sony, Standard Chartered Bank, Vodafone, U.S. Air Force, Yomiuri Shinbun and Xerox.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2006, our direct sales organization included 20 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.

Offices for our Europe region are located in France, Germany, Italy, Spain, Switzerland and the United Kingdom.

Our sales and marketing offices in the Asia Pacific/Japan/India/Middle East region are located in India and Japan. We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2005, approximately 43% of our revenues were derived from international sales. In the twelve months ended December 31, 2006, approximately 40% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our e-business applications capabilities at the prospect's site, followed by one or more detailed technical reviews. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the solution. Our global services organization helps customers to design, develop and deploy their e-business solutions.

As of December 31, 2006, 4 employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

Alliances

We recognize that today's organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a global team of best-of-breed partners with the skills, services and value-added products necessary to develop, market, sell and deliver the most competitive e-business solutions available.

Consulting Partners

Our systems integration and consulting services partners deliver strategic business solutions to our global customers. These partners offer deployment experience, strong vertical market expertise, and process-based solutions. Our contractual agreements with these consulting partners motivate them to build a development expertise in our technology and sell our products and services to potential customers, thus enabling us to extend the reach of our products and services. Revenue generated from consulting partners in recent years has not been significant.

Technology/OEM Partners

Our technology partners include Value-Added Resellers (VAR) and Independent Software Vendors (ISV) who build and deploy BroadVision-based vertical and horizontal software solutions. Our goal is to create value-added solutions that address a customer's specific business and IT goals. In addition, technology partners include distributors who are authorized representatives that market, distribute, resell and support our products and services or application service providers who develop, host and support value-added application solutions based on our technology. The contracts that govern our relationships with these partners are generally terminable by either party upon 30 to 90 days notice. In most cases, technology/OEM partners license our products to users under the terms of a reseller or distribution agreement. Revenue generated from technology/OEM partners in recent years has not been significant.

~5~

Competition

If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to persist. Our primary competition currently includes:

●	in-house development efforts by prospective customers or partners;
●
other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as Art Technology Group, BEA Systems, IBM Corporation, Microsoft, Oracle and SAP.

●	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

●	depth and breadth of functionality offered;
●	availability of knowledgeable developers;
●	time required for application deployment;
●	reliance on industry standards;
●	product reliability;
●	proven track record;
●	scalability;
●	maintainability;
●	product quality;
●	price; and
●	technical support.

Compared to us, many of these competitors and other current and future competitors have longer operating histories and significantly greater financial, technical, sales, marketing and other resources. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies can use their greater name recognition and more extensive customer base to gain market share. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998 and expiring in August 2015, on elements of the BroadVision One-To-One Enterprise product, which covers e-commerce operations common in today's web business. We also hold a U.S. patent, issued in November 1996 and expiring in February 2014, acquired as part of the Interleaf acquisition, on the elements of the extensible electronic document processing system for creating new classes of active documents. The patent on active documents (associating procedures to elements of an electronic document) is fundamental and hard to avoid by some modern document processing systems. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

~6~

Employees

As of December 31, 2006, we employed a total of 159 full-time employees, of whom 100 are based in North America, 32 in Europe and 27 in Asia. Of these full-time employees, 41 are in sales and marketing, 45 are in product development, 47 are in global services and client support, and 26 are in finance, administration and operations.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

Our executive officer and his age as of December 31, 2006 are as follows:

Name	Age	Position

Pehong Chen	49	Chairman, President, Chief Executive Officer and Interim Chief Financial Officer

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

William E. Meyer served as our Executive Vice President and Chief Financial Officer from April 2003 until his resignation in June 2006. Prior to joining BroadVision, Mr. Meyer was Chief Financial Officer of Mainsoft Corporation, a leading global publisher of cross-platform development software. Before Mainsoft, he held several senior finance positions with Phoenix Technologies, a multi-national system software company, including Chief Financial Officer and Executive Vice President of inSilicon Corporation, a leading developer of semiconductor intellectual property that was spun-off from Phoenix. Prior to his tenure at Phoenix, Meyer held senior finance positions at Spectrum HoloByte/Microprose, SBT Accounting Systems and Arthur Andersen & Co.

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

While we generated positive operating income and cash flow in the twelve months ended December 31, 2006, we have incurred substantial cumulative net operating losses and negative cash flows from operations from 2000 to 2005. As of December 31, 2006, we had an accumulated deficit of approximately $1.2 billion.

Given our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and/or negative cash flows. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenue, we will not be able to achieve or sustain operating profitability on a consistent basis. We are continuing our efforts to reduce and control our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including unplanned uses of cash, the inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate our business.

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

~7~

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2006, our revenues declined 22%, 23%, 18%, 1%, and 13% respectively, as compared to the previous quarters. In the quarters ended June 30, 2006, and September 30, 2006, our revenue increased 1%, and 7% respectively, as compared to the previous quarters. In the quarter ended December 31, 2006, our revenue declined 4% as compared to the previous quarter. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.

We expect to continue to experience significant fluctuations in our results of operations due to a variety of factors, some of which are outside of our control, including:

●	introduction of products and services and enhancements by us and our competitors;
●	competitive factors that affect our pricing;
●	market acceptance of new products;
●	the mix of products sold by us;
●	changes in our pricing policies or our competitors;
●	changes in our sales incentive plans;
●	the budgeting cycles of our customers;
●	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;
●	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;
●	product life cycles;
●	changes in strategy;
●	seasonal trends;
●	the mix of distribution channels through which our products are sold;
●	the mix of international and domestic sales;
●	the rate at which new sales people become productive;
●	changes in the level of operating expenses to support projected growth;
●	increase in the amount of third party products and services that we use in our products or resell with royalties attached;
●	fluctuations in the recorded value of outstanding common stock warrants that will be based upon changes to the underlying market value of BroadVision common stock;
●	the timing of receipt and fulfillment of significant orders; and
●	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

Our business currently depends on revenue related to BroadVision e-business solutions, and if the market does not increasingly accept these products and related products and services, our revenue may continue to decline.

We generate our revenue from licenses of BroadVision e-business solutions, including process, commerce, portal and content management and related products and services. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current product and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. If new and future versions and updates of our products and services do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline.

We have recently introduced new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

~8~

We have recently introduced a product roadmap for 2007 that includes new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add sales and marketing resources.  We do not yet know whether any of these new offerings will be appealing to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support and marketing.  Our existing customers may determine that our products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  And while we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses.  If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

Our management identified a material weakness in the effectiveness of our internal control over financial reporting as of December 31, 2005 and as of December 31, 2006. The 2005 material weakness caused restatement of our historical operating results. Additional material weaknesses may be discovered and additional restatements may be required in the future.

We previously reported that as of December 31, 2005, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with Generally Accepted Accounting Principles (GAAP). For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to restate several prior quarters. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that was also a material weakness in the operation of entity-level controls.

In 2006 we hired several new full-time employees, and we believe that as of December 31, 2006 we have retained a sufficient number of experienced personnel in our accounting and finance organization to enable us to address the material weakness that existed as of December 31, 2005. These new hires have augmented the capabilities of our organization, but in many cases they replaced employees or part-time contactors who had left us for various reasons. This turnover has caused a reduction in our institutional knowledge regarding historical events. While we believe that the recent additions to our accounting and finance organization continue to gain familiarity with the complex issues relating mainly to our historical operations, as of December 31, 2006 the full organization had not yet been in place for a sufficient amount of time to allow us to conclude that no material weakness existed as of December 31, 2006. If we are not successful in retaining experienced personnel in our accounting and finance organization in order to sufficiently address the reduction in institutional knowledge referenced above, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.

Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) in the region in which we compete there are many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with our complex accounting issues relating to our historical operations. One Senior Accountant who joined us in the third quarter of 2006 left in January 2007. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in Internet commerce and communication. Failure to be competitive could cause our revenue to decline. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

●   develop leading technologies;
●   enhance our existing products and services;
●   develop new products and services that address the increasingly sophisticated and varied needs of our prospective customers; and
●   respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

Our sales and product implementation cycles are lengthy and subject to delay, which make it difficult to predict our quarterly results.

~9~

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

Many of our competitors have significantly greater financial, technical, marketing and other resources, greater name recognition, a broader range of products and a larger installed customer base, any of which could provide them with a significant competitive advantage. In addition, new competitors, or alliances among existing and future competitors, may emerge and rapidly gain significant market share. Some of our competitors, particularly established software vendors, may also be able to provide customers with products and services comparable to ours at lower or at aggressively reduced prices in an effort to increase market share or as part of a broader software package they are selling to a customer. We may be unable to match competitor's prices or price reductions, and we may fail to win customers that choose to purchase an information technology solution as part of a broader software and services package. As a result, we may be unable to compete successfully with current or new competitors.

Because a significant portion of our sales activity occurs at the end of each fiscal quarter, delays in a relatively small number of license transactions could adversely affect our quarterly operating results.

A significant proportion of our sales are concentrated in the last month of each fiscal quarter. Gross margins are high for our license transactions. Customers and prospective customers may use these conditions in an attempt to obtain more favorable terms. While we endeavor to avoid making concessions that could result in lower margins, the negotiations often result in delays in closing license transactions. Small delays in a relatively small number of license transactions could have a significant impact on our reported operating results for that quarter.

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

We have substantially expanded then contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003, 337 at the end of 2004 and 181 at the end of 2005. On December 31, 2006, we had approximately 159 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least December 31, 2007. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~10~

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

Our relationships with third-party systems integrators who deploy our products have been a key factor in our overall business strategy, particularly because many of our current and prospective customers rely on integrators to develop, deploy and manage their online marketplaces. Our efforts to manage our relationships with systems integrators may not succeed, which could harm our ability to achieve our business plan due to a variety of factors, including:

●    Systems integrators may not view their relationships with us as valuable to their own businesses. The related arrangements typically may be terminated by either party with limited notice and in some cases are not covered by a formal agreement.
●    Under our business model, we often rely on our system integrators' employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or inadequate.
●    Systems integrators may attempt to market their own products and services rather than ours.
●    Our competitors may have stronger relationships with our systems integrators than us and, as a result, these integrators may recommend a competitor's products and services over ours.
●    If we lose our relationships with our systems integrators, we will not have the personnel necessary to deploy our products effectively, and we will need to commit significant additional sales and marketing resources in an effort to reach the markets and customers served by these parties.

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2005, approximately 43% of our revenues were derived from international sales. In the twelve months ended December 31, 2006, approximately 40% of our revenue was derived from international sales . If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

As we rely materially on our operations outside of North America, we are subject to significant risks of doing business internationally, including:

●  difficulties in staffing and managing foreign operations and safeguarding foreign assets;
●   unexpected changes in regulatory requirements;
●   export controls relating to encryption technology and other export restrictions;
●   tariffs and other trade barriers;
●   difficulties in staffing and managing foreign operations;
●   political and economic instability;
●   fluctuations in currency exchange rates;
●   reduced protection for intellectual property rights in some countries;
●   cultural barriers;
●   seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and
●   potentially adverse tax consequences.

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

~11~

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "iGuide", "BroadVision Self-Service Suite", "BroadVision Process", "BroadVision Commerce", "BroadVision Portal", "BroadVision Content" and "Interleaf" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

Our officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

Our performance substantially depends on the performance of our officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or key employees, particularly our founder, Chief Executive Officer and interim Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business and the uncertainty created by the execution and subsequent termination of our merger agreement with an affiliate of Vector Capital Corporation has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

~12~

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

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over the company.

As of March 23, 2007, Dr. Pehong Chen, our Chairman, CEO and interim CFO, beneficially owned approximately 42.0 million shares of our common stock, which represents approximately 39% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

●   the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
●   any determinations with respect to mergers and other business combinations;
    ●   our acquisition or disposition of assets;
    ●   our financing activities; and
    ●   the payment of dividends on our capital stock.

This control by Dr. Chen could depress the market price of our common stock or delay or prevent a change in control of BroadVision.

Our stock price has been highly volatile.

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and March 23, 2007. On March 23, 2007 the closing price of BroadVision common stock was $3.25 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

    ●   quarterly variations in operating results;
    ●   announcements of technological innovations;
    ●   announcements of new software or services by us or our competitors;
    ●   changes in financial estimates by securities analysts;
    ●   general economic conditions; or
    ●   other events or factors that are beyond our control.

~13~

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

    Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2006, we leased approximately 87,000 square feet of office space, of which approximately 80% was in the United States. We occupied or subleased 100% of our leased office space as of December 31, 2006. In early January 2007, we relocated our offices from 585 Broadway in Redwood City, California to Pacific Shores Center also in Redwood City, California. We are currently attempting to sublease about 40,000 square feet of space that we vacate from 585 Broadway.

        In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center. We instead decided to occupy a portion of the new space and sub-lease the remaining excess space. As noted above, in January 2007, we moved into our new worldwide headquarters at Pacific Shores Center, occupying approximately 24,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We subleased approximately 22,500 square feet effective on January 8, 2007. As of March 23, 2007, we are actively listing and trying to sublease the remaining 3,300 square feet excess space in Pacific Shores Center with term ending June 30, 2012 and 40,000 square feet excess space in our former headquarters at 585 Broadway in Redwood City, California with term ending December 7, 2007.

Our additional leased domestic facilities include offices located in New York, NY and Waltham, MA, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Paris, France; Ismaning, Germany; Reading, UK; Madrid, Spain; Milan, Italy; Tokyo, Japan; and New Delhi, India.

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

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

~14~

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 3, 2006, our Board of Directors approved the voluntary delisting of BroadVision common stock from the NASDAQ National Market and we requested the delisting of BroadVision common stock. The delisting was effective prior to the opening of trading on Wednesday, March 8, 2006. Until our delisting on March 8, 2006, our common stock had been quoted on the NASDAQ National Market under the symbol "BVSN." Since March 8, 2006, our common stock has been quoted on the Pink Sheets®. The following table shows high and low sale prices per share of our common stock as reported on the NASDAQ National Market and on the Pink Sheets:

	High	Low
Fiscal Year 2006
First Quarter	$0.71	$0.41
Second Quarter	0.52	0.44
Third Quarter	0.74	0.45
Fourth Quarter	0.88	0.58
Fiscal Year 2005
First Quarter	2.84	1.62
Second Quarter	1.94	1.06
Third Quarter	1.42	0.81
Fourth Quarter	0.83	0.32

As of February 28, 2007, there were 1,961 holders of record of BroadVision common stock. On March 23, 2007, the last sale price reported on the Pink Sheets® for BroadVision common stock was $3.25 per share.

We have never declared or paid cash dividends on our common stock.

PERFORMANCE MEASUREMENT COMPARISON*

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2001 for (a) our Common Stock, (b) the NASDAQ Stock Market (U.S.) Index (the "NASDAQ Index") and (c) the RDG Internet 100 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

~15~

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG BROADVISION, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE RDG INTERNET COMPOSITE INDEX

ITEM 6. SELECTED CONSOLIDATED FINANCIAL DATA

The information below is derived from our consolidated financial statements and should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations", the Consolidated Financial Statements of BroadVision and Notes thereto, and other financial information included elsewhere in this Form 10-K. Historical results are not necessarily indicative of results that may be expected for future periods.

~16~

	Years Ended December 31,
	2006	2005	2004	2003	2002
	(In thousands, except per share amount)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$15,215	$14,721	$26,883	$30,230	$40,483
Services	36,769	45,400	51,121	57,851	75,415
Total revenues	51,984	60,121	78,004	88,081	115,898
Cost of revenues:
Cost of (credit for) software licenses	258	(38)	1,303	2,561	8,144
Cost of services	12,456	21,931	24,978	25,708	38,898
Total cost of revenues	12,714	21,893	26,281	28,269	47,042

Gross profit	39,270	38,228	51,723	59,812	68,856
Operating expenses:
Research and development	10,510	13,831	18,024	21,067	41,432
Sales and marketing	8,653	16,208	27,340	26,394	48,918
General and administrative	8,019	9,479	9,538	9,790	16,288
Litigation settlement costs	-	-	-	4,250	-
Goodwill and intangible amortization	-	-	-	886	3,548
Asset impairment	-	-	-	-	3,129
Goodwill impairment	-	31,368	-	-	-
Restructuring (credits), charges	(3,369)	(462)	(23,545)	35,356	110,449
Business combination charges	-	2,817	-	-	-
Total operating expenses	23,813	73,241	31,357	97,743	223,764

Operating income (loss)	15,457	(35,013)	20,366	(37,931)	(154,908)
Other income (expense), net	193	(6,564)	(2,109)	2,899	(8,011)
Income (loss) before income taxes	15,650	(41,577)	18,257	(35,032)	(162,919)
Income tax (expense) benefit	(634)	2,611	309	(439)	(7,603)
Net income (loss)	$15,016	$(38,966)	$18,566	$(35,471)	$(170,522)
Net income (loss) per share:
Basic earnings (loss) per share	$0.23	$(1.14)	$0.55	$(1.08)	$(5.32)
Shares used in computation -- basic earnings (loss) per share	65,734	34,228	33,539	32,800	32,036
Diluted earnings (loss) per share	$0.23	$(1.14)	$0.54	$(1.08)	$(5.32)
Shares used in computation -- diluted earnings (loss) per share	65,734	34,228	34,321	32,800	32,036

	As of December 31,
	2006	2005	2004	2003	2002
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$37,003	$4,849	$41,851	$78,776	$77,386
Working capital (deficit)	18,955	(35,872)	(20,273)	748	5,616
Total assets	76,942	49,942	144,653	195,082	240,136
Debt and capital leases, less current portion	-	-	4,227	969	1,945
Accumulated deficit	(1,210,059)	(1,225,075)	(1,186,109)	(1,204,675)	(1,169,204)
Total stockholders' equity (deficit)	43,254	(9,723)	28,341	7,950	41,633

~17~

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read this discussion and analysis in conjunction with our consolidated financial statements and the related notes appearing elsewhere in this report. In addition to the historical consolidated information, the following discussion contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect", "anticipate", "intend", "believe", "hope", "assume", "estimate", "plan", "will" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors. Factors that could cause or contribute to differences include those discussed below and elsewhere in this Form 10-K, particularly in Item 1A, "Risk Factors." We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Overview

       Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. We have more than 500 customers - including Audible.com, Baker Hughes, Cardinal Health, Citibank, Hilti, Japan Airlines, Renault, Sears, Sony, Standard Chartered Bank, Vodafone, U.S. Air Force, Yomiuri Shinbun and Xerox.

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

From 2001 to 2005, we incurred significant losses and negative cash flows from operations. In fiscal years 2004 and 2005, we incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. Although we generated net income in year 2006 and believe that our future cash flows will benefit from these events, our ability to generate profits or positive cash flows in future periods remains uncertain.

We strive to anticipate changes in the demand for our services and aggressively manage our labor force appropriately. As part of our budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process is intended to allow us to adjust our cost structures to changing market needs, competitive landscapes and economic factors. Our emphasis on cost control helps us manage our margins even if revenues generated fall short of our expectations.

As of December 31, 2006, we are halfway through implementing a 24-month turnaround plan. To date under this plan we have implemented cost-cutting measures and we have taken steps to stabilize our customer base. In 2007, our focus under this plan will be on delivering new products and technologies and generating demand among existing and potential new customers.

In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at an effective price per share of $0.45. The primary purpose of the rights offering was to allow the holders of BroadVision common stock on the record date an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to Dr. Chen in connection with his acquisition of shares of common stock in exchange for the cancellation of the Notes. The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $15.8 million in net proceeds. Dr. Chen's ownership was approximately 39% as a result of closing the rights offering in the fourth quarter of 2006.

In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we voluntarily delisted our common stock from the NASDAQ National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from NASDAQ stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on NASDAQ, and that we had until March 6, 2006 to regain compliance. Quotations for BroadVision common stock are currently available through the "Pink Sheets" (www.pinksheets.com) under the trading symbol "BVSN", and we anticipate that such quotations will continue to be available.

~18~

In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen is currently serving as Chief Financial Officer on an interim basis until a permanent replacement is hired.

Critical Accounting Policies, Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, stock-based compensation, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At December 31, 2006, our current assets exceeded our current liabilities by approximately $19 million. Our management believes that our cash resources at December 31, 2006 will be sufficient to fund operations through at least December 31, 2007. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Revenue Recognition

Overview-- Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product include licenses for development use and licenses for use in deployment of the customer's website. Licenses for software whereby fees charged are on a per-CPU basis differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9") and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104").

We apply the separation criteria in Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") to determine whether our arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element.

Software License Revenue

        We license our products through our direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably expected. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not reasonably expected, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant resellers the right of return.

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

~19~

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

    Our consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services ("BVGS") organization. Services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Receivable Reserves

Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Losses from customer receivables in the three-year period ended December 31, 2006, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

Research and Development and Software Development Costs

Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred.

Impairment Assessments

In the quarter ended September 30, 2005, we recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of SFAS 142. As of September 30, 2005, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to the our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, we estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, we obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2006 and 2005, we performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2006 and 2005.

Income Taxes and Deferred Tax Assets

Income taxes are computed using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, is not expected to be realized.

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

Accounting for Stock-Based Compensation

       Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123(R)"), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123(R), share-based compensation cost is estimated at the grant date based on the fair value of the award and is  recognized  as  expense, net  of  estimated pre-vesting  forfeitures,  ratably  over  the  vesting  period  of  the  award.

~20~

    In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued Staff Accounting Bulletin ("SAB") No. 107, which provides supplemental implementation guidance for SFAS 123R. We selected the Black-Scholes option-pricing model as the most appropriate fair-value method for our awards. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2006 was $950,000, of which $178,000 has been recorded in general and administrative expenses, $382,000 has been recorded in research and development expenses, $160,000 has been recorded in cost of services and $230,000 was recorded in sales and marketing expense.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123(R)-3). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our results of operations and financial condition.

Prior to January 1, 2006, we accounted for share-based payments to our employees and non-employee members of our board of directors under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). We did not recognize any significant share-based employee compensation costs in our statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123(R), we provided pro forma disclosure of net income (loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, we accounted for pre-vesting forfeitures as they occurred. Our operating results for prior periods have not been restated.

Further details related to our Stock Benefit Plans and our adoption of SFAS 123R are provided in Note 9 Stockholders' Equity (Deficit) to our consolidated financial statements.

Restructuring Charges

Through December 31, 2006, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100.

    Severance and Termination Costs.   We account for severance and benefits termination costs as follows:

● For exit or disposal activities initiated on or prior to December 31, 2002, we account for costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3"). Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely.
● For exit or disposal activities initiated after December 31, 2002, we account for costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differed from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

    Excess Facilities Costs.   We account for excess facilities costs as follows:

● For exit or disposal activities initiated on or prior to December 31, 2002, we account for lease termination and/or abandonment costs in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit to us.

~21~

● For exit or disposal activities initiated after December 31, 2002, we account for lease termination and/or abandonment costs in accordance with SFAS 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

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

During 2006 we recorded restructuring credit of $3.4 million primarily due to a $4.5 million accrual reversal related to the buy-out option of a new space that we decided to occupy and have sub-leased out excess facility space.

Statements of Operations as a Percent of Total Revenues

The following table sets forth certain items reflected in our consolidated statements of operations expressed as a percent of total revenues for the periods indicated.

	Year Ended December 31,
	2006	2005	2004
Revenues:
Software licenses	29%	24%	34%
Services	71	76	66
Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	-	-	2
Cost of services	24	36	32
Total cost of revenues	24	36	34

Gross profit	76	64	66
Operating expenses:
Research and development	20	23	23
Sales and marketing	17	27	35
General and administrative	15	16	12
Goodwill impairment	-	52	-
Restructuring (credits), charges	(6)	(1)	(30)
Business combination charges	-	5	-
Total operating expenses	46	122	40

Operating income (loss)	30	(58)	26
Other (expense) income, net	-	(11)	(3)
Income (loss) before income taxes	30	(69)	23
Income taxes (expense) benefit	(1)	4	1
Net income (loss)	29%	(65)%	24%

~22~

Results of Operations

	Software Licenses	%	Services	%	Total	%
	(Dollars in thousands)
Year Ended December 31, 2006:
Americas	$10,186	67	$20,790	57	$30,976	60
Europe	3,025	20	11,505	31	14,530	28
Asia/ Pacific	2,004	13	4,474	12	6,478	12
Total	$15,215	100	$36,769	100	$51,984	100
Year Ended December 31, 2005:
Americas	$7,615	52	$26,713	59	$34,328	57
Europe	4,918	33	15,310	34	20,228	34
Asia/ Pacific	2,188	15	3,377	7	5,565	9
Total	$14,721	100	$45,400	100	$60,121	100
Year Ended December 31, 2004:
Americas	$9,545	36	$27,733	54	$37,278	48
Europe	13,894	52	19,427	38	33,321	43
Asia/ Pacific	3,444	12	3,961	8	7,405	9
Total	$26,883	100%	$51,121	100%	$78,004	100%

  Revenues

Total revenues for the year ended December 31, 2006 were $52.0 million, down $8.1 million, or 13.5%, from $60.1 million for the prior year. License revenue from the sales of software licenses increased from $14.7 million to $15.2 million. The increases were mainly due to increased license sales to existing customers in North America. License revenue in Europe declined due to our consolidation of operations and sales organizations in this region. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $26.3 million to $24.7 million due to certain customers choosing to not fully renew maintenance contracts, together with the decline in new license revenue. Consulting revenue, which is generally related to services in connection with our licensed software, declined from $19.1 million to $12.0 million, primarily due to lower employee and third-party contractor headcount, and the resulting decline in capacity. This results from the lagging effect caused by declining license revenues in prior quarters; consulting projects tend to trail license revenues between six to twelve months.

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

Cost of Revenues

Cost of (credit for) software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

	Years Ended December 31,
	2006	%	2005	%	2004	%
	(Dollars in thousands)
Cost of (credit for) software licenses(1)	$258	2%	$(38)	-%	$1,303	5%
Cost of services(2)	12,456	34	21,931	48	24,978	49

Total cost of revenues(3)	$12,714	24%	$21,893	36%	$26,281	34%

(1) Percentage is calculated based on total software license revenues for the period indicated.
(2) Percentage is calculated based on total services revenues for the period indicated.
(3) Percentage is calculated based on total revenues for the period indicated.

~23~

Cost of software licenses for the year ended December 31, 2006, increased $0.3 million, or over 100%, on a year-over-year basis. This increase is primarily a result of increased license revenues.

Credit for software licenses for the year ended December 31, 2005, decreased $1.3 million, or over 100%, on a year-over-year basis. This decrease is primarily a result of decreased license revenues, a decreased proportion of license revenues generated from royalty-bearing products and certain credits related to accruals determined to no longer be necessary.

Cost of services for the year ended December 31, 2006 decreased $9.5 million, or 43%, on a year-over-year basis. This decrease was the result of the reduction in consulting headcount, the consolidation of our facilities, and less services revenue.

Cost of services for the year ended December 31, 2005 decreased $3.0 million, or 12%, on a year-over-year basis. This decrease was the result of the reduction in consulting headcount and third-party consultant costs that occurred during the 2005 fiscal year. The decrease as a percent of services revenue is due to certain staffing efficiencies gained during the year.

The number of total consulting employees was 27 as of December 31, 2006, 50 as of December 31, 2005, and 77 as of December 31, 2004.

Operating Expenses

Operating expenses consist of the following:

● Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Costs incurred for the research and development of new software products are expensed as incurred until such time that technological feasibility, in the form of a working model, is established at which time such costs are capitalized and recorded at the lower of unamortized cost or net realizable value. The costs incurred subsequent to the establishment of a working model but prior to general release of the product have not been significant. To date, we have not capitalized any costs related to the development of software for external use.
● Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as collateral materials, trade shows, public relations, advertising and creative services.
● General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable and professional service fees.
● Goodwill and intangible write-offs and amortization represents costs to write-off or amortize goodwill and other intangible assets. As of January 1, 2002, we no longer amortize goodwill or the assembled workforce as we have identified the assembled workforce as an intangible asset that does not meet the criteria of a recognizable intangible asset as defined by SFAS 142.
● Restructuring (reversals) charges represent costs incurred to restructure our operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS 146.
● Business combination charges represent costs incurred in connection with merger or acquisition activity.

A summary of operating expenses is set forth in the following table (dollars in thousands, percentages are based on total revenues):

	Years Ended December 31,
	2006	%	2005	%	2004	%
Research and development	$10,510	20%	$13,831	23%	$18,024	23%
Sales and marketing	8,653	17	16,208	27	27,340	35
General and administrative	8,019	15	9,479	16	9,538	12
Goodwill impairment	-	-	31,368	52	-	-
Restructuring (credits), net	(3,369)	(6)	(462)	(1)	(23,545)	(30)
Business combination charges	-	-	2,817	5	-	-
Total operating expenses	$23,813	46%	$73,241	122%	$31,357	40%

 Research and development.    Research and development expenses decreased $3.3 million, or 24% in 2006 compared to 2005 and $4.2 million, or 23%, in 2005 compared to 2004. Each decrease was primarily attributable to reductions in staffing levels resulting in decreased salary and salary related costs, as well as other cost-cutting efforts taken as part of our restructuring plan, such as the consolidation of facilities.

Sales and marketing.    Sales and marketing expenses decreased $7.6 million, or 47% in 2006 compared to 2005 and decreased $11.1 million, or 41% in 2005 compared to 2004. These decreases are primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

~24~

General and administrative.    General and administrative expenses decreased $1.5 million, or 15% in 2006 compared to 2005, due to a $1.5 million decrease in labor-related expenses and a receipt of a $700,000 (net of expense) property tax refund in 2006, offset by $860,000 in additional accounting fees. Net general and administrative expenses decreased less than 1% in 2005 as compared to 2004. Costs as a percentage of revenue increased in 2005 due to continued Sarbanes-Oxley compliance costs and a significant number of SEC filings. The decreases in 2005 was primarily attributable to decreases in salary expenses as a result of reductions in force, professional services expenses as a result of cost cutting measures, reserves of accounts receivable due to better than expected collection efforts and declining accounts receivable balances, and continued facilities consolidations.

Goodwill impairment and amortization.    On April 14, 2000, we acquired all of the outstanding common stock of Interleaf, Inc. in a transaction accounted for as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of recognizable intangible assets related to the Interleaf transaction was $3.5 million in 2002. In the third quarter of 2005, we determined that an impairment of the goodwill had occurred, and therefore we recorded a write-off of $13.2 million as an estimated impairment amount. In the fourth quarter of 2005, we recorded an additional charge of $18.2 million related to a revision of that estimate. Since the fair value of these assets as of December 31, 2006 was determined to be greater than book value, we determined that no additional impairment or amortization was necessary in 2006.

Restructuring credit, net   During 2006 we recorded a restructuring credit of $3.4 million primarily due to a $4.5 million accrual reversal related to the buy-out option of a new space that we decided not to exercise. In addition, we have sub-leased out excess facility space. In fiscal 2005, we recorded a restructuring credit of $462,000, primarily due to an additional sublease entered into for a portion of our headquarters facility. In fiscal 2004, we reached agreement with several landlords to extinguish approximately $155.0 million of obligations related to excess facility leases, which contributed to a pre-tax net restructuring credit during the year of $23.5 million. During each period, we recorded an amount in the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2006 (in thousands):

	Severance
	and	Facilities/Excess
	Benefits	Assets	Total

Accrual balances, December 31, 2003	$671	$104,709	$105,380
Restructuring charges (credits)	1,114	(24,659)	(23,545)
Cash payments	(961)	(46,711)	(47,672)
Accrual balances, December 31, 2004	824	33,339	34,163
Restructuring charges (credits)	1,006	(1,468)	(462)
Cash payments	(1,414)	(25,032)	(26,446)
Accrual balances, December 31, 2005	416	6,839	7,255
Restructuring charges (credits)	348	(3,717)	(3,369)
Cash payments	(417)	(907)	(1,324)
Accrual balances, December 31, 2006	$347	$2,215	$2,562

Business combination charges. We recorded business combination charges of $2.8 million in the year ended December 31, 2005, related to the termination of our merger agreement with a wholly owned subsidiary of Vector Capital Corporation.

Other Income (Expense), net

Other income (expense), net, consists of the following (dollars in thousands, percentages are based upon total revenues) for the indicated periods:

	Years Ended December 31,
	2006	%	2005	%	2004	%
Interest income (expense), net	$638	1%	$(10,094)	(17)%	$(629)	(1)%
Income (expense) from derivatives	(1,333)	(3)	11,346	19	(2,421)	(3)
Loss on debt extinguishment	-	-	(6,967)	(12)	-	-
Other (expense) income, net	888	2	(849)	(1)	941	1
Total other income (expense), net	$193		$(6,564)		$(2,109)

~25~

Net interest income (expense) includes interest income on invested funds, less interest on the face amount of the Notes and on bank debt and the amortization of the discount on the Notes. In 2006, we generated $638,000 net interest income due to positive cash from operating activities and cash received from the rights offering. Net interest expense decreased by $10.7 million in 2006 as compared to 2005 due to the pay-off the convertible debt. Net (expense) interest increased by $9.5 million in 2005 as compared to 2004 due to the following factors: 1) we issued the Notes in November 2004 that were outstanding for the majority of fiscal year 2005, significantly increasing the amount of interest expense for the year, and 2) we recorded a $2.6 million charge related to the 20% premium agreed to during the fourth quarter and the resulting revaluation of the Notes.

Expense from derivatives in 2006 was from the revaluation of the warrants issued in connection with the Notes and the real estate buyout. Income from derivatives in 2005 included $4.6 million from the revaluation of the warrants issued in connection with the Notes and the real estate buyout and $6.7 million from the revaluation of the embedded derivatives related to the Notes. Expense from derivatives in 2004 included $0.7 million from the revaluation of the warrants issued in connection with the Notes and the real estate buyout and $1.7 million from the revaluation of the embedded derivatives related to the Notes.

Loss on debt extinguishment of $7.0 million in 2005 was recorded upon the agreement to exchange the Notes for common stock and the presumed cancellation and reissuance of the Notes at the fair value of the underlying shares to be exchanged. On the agreement date, the carrying value included Note face value of $15.4 million less discount of $1.9 million. The value of the underlying shares was $20.7 million less accrued interest of $165,000.

Net other (expense) income increased from expense of $849,000 in 2005 to income of $888,000 in 2006. The change is mainly due to reversal of $850,000 accrued liabilities that we are no longer subject to.

Income Taxes

We recorded income tax provisions (benefits) of $634,000, ($2.6 million), and ($309,000) for the years ended December 31, 2006, 2005 and 2004, respectively. For the year ended December 31, 2006, the tax provision mainly relates to foreign and federal income taxes. The tax benefit from fiscal 2005 was primarily due to tax accruals determined to be no longer required. For the year ended December 31, 2004, the tax benefit relates primarily to the income tax accruals decreasing during the fiscal year. Partially offsetting the reduction in accruals were tax provisions related to foreign withholding taxes and state income taxes.

Liquidity and Capital Resources

Background and Overview

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16.0 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At December 31, 2006, our current assets exceeded our current liabilities by approximately $19 million. Our management believes that cash resources at December 31, 2006 will be sufficient to fund operations through at least December 31, 2007. If our existing cash resources are not sufficient to meet its obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our consolidated balance sheet strengthened considerably throughout 2006. As of December 31, 2006, we had $37.0 million of cash, with no long-term debt borrowings. This represents a 671% increase from the prior year's starting cash position of $4.8 million. Positive cash flow from business operations and rights offering each contributed approximately half of the $32.2 million cash generated during 2006.

2006 full-year revenues of $52.0 million were down 13% from 2005 revenues of $60.1 million, due primarily to declines in consulting revenues mentioned above, which were down 37%. Maintenance revenues were down 6%; license revenues up a modest 4%. The most significant change was the year-over-year decline in consulting revenues, which can be attributable to a lagging effect caused by declining license revenues in prior quarters. Since consulting projects tend to trail licenses by 6 to 12 months, as our licenses went down during the turbulent 2005, its lagging effect finally caught up with us in the second half of 2006. However, on a more positive note, this decline was more than offset by corresponding cost savings in both direct headcount and contractor expenses. As a result, consulting services actually generated fairly decent positive margins compared to many prior higher-revenue quarters.

We were vigilant about our expense control throughout 2006, with a sharp focus on achieving strong operating results and profit margins. 2006 full-year expenses were $37.0 million, as compared to 2005 equivalents of $99.1 million. As a result, 2006 net income were $15.0 million, or $0.23 per share. This compares to 2005 net losses of $39.0 million, or $(1.14) per share.

~26~

The following table represents our liquidity at December 31, 2006 and 2005 (dollars in thousands):

	December 31,
	2006	2005
Cash and cash equivalents	$37,003	$4,849
Restricted cash, current portion	$997	$-
Restricted cash, net of current portion	$1,000	$1,997
Working capital (deficit)	$18,955	$(35,872)
Working capital ratio	1.63	(0.35)

Cash Provided By (Used For) Operating Activities

Cash flow from operating activities was $16.0 million for fiscal 2006. Cash used for operating activities was $37.9 million and $41.9 million for fiscal years 2005, and 2004, respectively. Net cash provided by operating activities in 2006 was primarily due to the $12.3 million profit (excluding restructuring credit) generated from sales margin improvement and our company-wide cost reduction efforts. In addition, we recognized a $3.4 million restructuring credit resulting from our effort of subleasing the excess facilities. Also impacting cash flows from operations in fiscal 2006 was an additional $5.3 million in collection of accounts receivable and unearned revenue and deferred maintenance, partially offset by a decrease in accounts payable and accrued expenses of $4.3 million.

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

    Cash Provided By (Used For) Investing Activities

    Cash provided by investing activities in fiscal 2006 was $180,000, primarily as a result of sales of cost method investment of $426,000 and offset by capital expenditures of $246,000. Cash provided by investing activities in fiscal 2005 was $23.8 million, primarily as a result of transfers from restricted cash and proceeds from dividends received related to equity investments. Cash used for investing activities in fiscal 2004 was $3.8 million, primarily as a result of transfers to restricted cash.

Capital expenditures were $246,000 for fiscal 2006, $142,000 for fiscal 2005, and $730,000 for fiscal 2004. Our capital expenditures have consisted of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

 Cash Provided By (Used For) Financing Activities

Cash provided by financing activities was $15.9 million in fiscal 2006. In November 2006, we closed the rights offering, which provided $15.8 million in net proceeds after issuance costs. Cash used for financing activities in fiscal 2005 was $23.2 million, primarily due to the repayment of borrowings under our bank line of credit and Notes payments. Cash provided by financing activities was $8.9 million in fiscal 2004. In November 2004, we issued the Notes and a related warrant to five institutional investors, which provided $14.9 million in net proceeds after issuance costs. Offsetting this in fiscal 2004 was a $7.0 million reduction in bank borrowings and bank term debt principal payments of $900,000.

  Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

~27~

    We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of December 31, 2006, under non-cancelable operating lease agreements is as follows (in millions):

Operating
Leases
Years Ending December 31,
2007	$2.7
2008	1.7
2009	1.7
2010	1.2
2011 and thereafter	1.7

Total minimum lease payments	$9.0

As of December 31, 2006, we have accrued $2.2 million of estimated future facilities costs as a restructuring accrual. This accrual includes the above minimum lease payments that are related to excess and abandoned space under lease and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income (See Note 8 in the Notes to Consolidated Financial Statements).

Factors That May Affect Future Liquidity

The following table summarizes our contractual obligations as of December 31, 2006 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letters of credit.

		Less Than	1-3	4-5	Over
	Total	1 Year	Years	Years	5 Years
	(In millions)
Letters of credit	$2.0	$1.0	$-	$-	$1.0
Non-cancelable operating leases	2.2	0.9	1.1	0.2	-
	$4.2	$1.9	$1.1	$0.2	$1.0

We anticipate that future operating expenses and cash payments under operating leases will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues, and our ability to manage infrastructure costs.

Quarterly Results of Operations

The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2006, as well as that data expressed as a percentage of our total revenues for the periods indicated.

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

~28~

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$3,956	$4,750	$3,627	$2,882	$3,780	$3,134	$3,391	$4,416
Services	9,090	8,835	9,102	9,742	10,383	10,943	12,123	11,951
Total revenues	13,046	13,585	12,729	12,624	14,163	14,077	15,514	16,367
Cost of revenues:
Cost of (credit for) software licenses	32	22	142	62	99	106	(186)	(57)
Cost of services	2,173	2,729	3,496	4,058	4,696	5,641	5,614	5,980
Total cost of revenues	2,205	2,751	3,638	4,120	4,795	5,747	5,428	5,923
Gross profit	10,841	10,834	9,091	8,504	9,368	8,330	10,086	10,444
Operating expenses:
Research and development	2,708	2,766	2,405	2,631	2,494	3,095	3,955	4,287
Sales and marketing	2,529	1,761	1,982	2,381	2,389	2,948	5,060	5,811
General and administrative	613	2,429	3,239	1,738	1,953	2,162	2,829	2,535
Goodwill impairment	-	-	-	-	18,170	13,198	-	-
Restructuring (credits), charges	(1,966)	(1,878)	(15)	490	(312)	245	309	(704)
Business combination charges	-	-	-	-	1,840	977	-	-
Total operating expenses	3,884	5,078	7,611	7,240	26,534	22,625	12,153	11,929

Operating income (loss)	6,957	5,756	1,480	1,264	(17,166)	(14,295)	(2,067)	(1,485)
Other income (expense), net	248	(163)	335	(227)	(10,714)	(1,757)	(959)	6,866
Income taxes (expense) benefit	(185)	(228)	(65)	(156)	109	540	(70)	2,032
Net income (loss)	$7,020	$5,365	$1,750	$881	$(27,771)	$(15,512)	$(3,096)	$7,413
Basic net income (loss) per share	$0.09	$0.08	$0.03	$0.02	$(0.81)	$(0.45)	$(0.09)	$0.22
Diluted net income (loss) per share	$0.09	$0.08	$0.03	$0.02	$(0.81)	$(0.45)	$(0.09)	$0.19
Shares used in computing basic net income (loss) per share	80,878	69,489	69,151	42,958	34,430	34,320	34,181	33,971
Shares used in computing diluted net income (loss) per share	80,878	69,489	69,151	43,068	34,430	34,320	34,181	39,968

~29~

    As a Percent of Revenue

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands)
	(Umaudited)
Statement of Operations Data:
Revenues:
Software licenses	30%	35%	28%	23%	27%	22%	22%	27%
Services	70	65	72	77	73	78	78	73
Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of (credit for) software licenses	-	-	1	-	1	1	(1)	(1)
Cost of services	17	20	27	32	33	40	36	37
Total cost of revenues	17	20	28	32	34	41	35	36
Gross profit	83	80	72	68	66	59	65	64
Operating expenses:
Research and development	21	20	19	21	18	22	25	26
Sales and marketing	19	13	16	19	17	21	33	36
General and administrative	5	18	25	14	14	15	18	15
Goodwill impairment	-	-	-	-	128	94	-	-
Restructuring (credits), charges	(15)	(14)	-	4	(2)	2	2	(4)
Business combination charges	-	-	-	-	13	7	-	-
Total operating expenses	30	37	60	58	188	161	78	73
Operating income (loss)	53	43	12	10	(122)	(102)	(13)	(9)
Other income (expense), net	-	(3)	2	(3)	(75)	(8)	(7)	54
Net income (loss)	53%	40%	14%	7%	(197)%	(110)%	(20)%	45%

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

RECENT ACCOUNTING PRONOUNCEMENTS

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement". The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN No.48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.

~30~

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on our financial position and results of operations.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on our financial position and results of operations.

On December 21, 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective for companies with fiscal years ending on or after December 15, 2006. The Company is currently assessing the impact that this FSP may have in its financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2006 and 2005. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

    Cash and Cash Equivalents, and Restricted Cash

We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term cash investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current.

Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total realized gains during fiscal years 2006 and 2005 were $426,000 and $1.4 million, respectively. Our cash and cash equivalents, and restricted cash consisted of the following as of December 31, 2006 and 2005 (in thousands):

					Classified on Consolidated Balance Sheet as:
	Purchase/	Gross	Gross		Cash and	Restricted	Restricted
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Cash,	Cash,
	Cost	Gains	Losses	Fair Value	Equivalents	Current	Non-Current
As of December 31, 2006:
Cash and certificates of deposits	$17,827	$-	$-	$17,827	$15,830	$997	$1,000
Money market	21,173	-	-	21,173	21,173	-	-

Total	$39,000	$-	$-	$39,000	$37,003	$997	$1,000

As of December 31, 2005:
Cash and certificates of deposits	$6,027	$-	$-	$6,027	$4,030	$-	$1,997
Money market	819	-	-	819	819	-	-

Total	$6,846	$-	$-	$6,846	$4,849	$-	$1,997

    Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. We place our cash and cash equivalents with high-quality institutions. Our management performs ongoing credit evaluations of our customers and requires certain of these customers to provide security deposits or letters of credit.

~31~

Cash deposits in foreign countries of approximately $9.0 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions we use and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

At December 31, 2006 and 2005, one customer accounted for 13 % and 16 % of our accounts receivable balance, respectively. For the years ended December 31, 2006, 2005, and 2004, no customer accounted for 10% or more of our total revenues.

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

    Foreign Currency

We license our products and maintain significant operations in foreign countries. Fluctuations in the value of foreign currencies, principally the Euro and British Pound, relative to the United States dollar have impacted our operating results in the past and may do so in the future. We expect that international licenses, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

    Equity Investments

Our equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the consolidated statement of operations. Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs. The total fair value of our cost-method, long-term equity investments in public and non-public companies as of December 31, 2004 was $574,000. These investments were liquidated in 2005 and a net gain of $17,000 was recorded. In 2006, we received approximately $426,000 cash related to the investments we made in the past. Those investments were accounted for under the lower of cost or market method and were written off in prior years. The gain is reported under "Other Income (Expense), net" in the accompanying Consolidated Statements of Operations.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following consolidated financial statements and the related notes thereto of BroadVision, Inc. and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

~32~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BroadVision, Inc.

We have audited the accompanying consolidated balance sheet of BroadVision, Inc. and its subsidiaries as of December 31, 2006 and the related consolidated statements of operations, stockholders' equity (deficit) and cash flows for the year then ended. Our audit also included the 2006 financial data in the financial statement schedule listed in the Index at Item 15(a)2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements audited by us present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. and its subsidiaries at December 31, 2006, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule for the year ended December 31, 2006, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

As also discussed in Note 1 to the consolidated financial statements, the Company changed its method of accounting for share based compensation when it adopted SFAS No. 123 (revised 2004), "Share-Based Payments" in accounting for its employee stock-based compensation, applying the modified prospective method effective January 1, 2006.

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
March 26, 2007

~33~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of BroadVision, Inc.:

    We have audited the accompanying consolidated balance sheet of BroadVision, Inc. (the "Company") and its subsidiaries as of December 31, 2005 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for the year then ended. We have also audited the financial statement schedule as of and for the year ended December 31,2005 listed in the accompanying index at item 15(a) 2. These financial statements and financial statement schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and financial statement schedule based on our audit.

    We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company's internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purposes of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. at December 31, 2005 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein as of and for the year ended December 31, 2005.

/s/ STONEFIELD JOSEPHSON, INC.
Irvine, California
May 26, 2006

~34~

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders
BroadVision, Inc.

    We have audited the accompanying consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows of BroadVision, Inc. (the "Company") for the year ended December 31, 2004. We have also audited the financial statement schedule as of and for the year ended December 31, 2004 listed in the accompanying index at Item 15(a) 2. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

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

    In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of BroadVision, Inc. for the year ended December 31, 2004, in conformity with accounting principles generally accepted in the United States.

    Also, in our opinion, the financial statement schedule as of and for the year ended December 31, 2004, presents fairly, in all material respects, the information set forth therein.

/s/ BDO SEIDMAN, LLP

San Jose, California
March 11, 2005, except for the matters affecting the 2004 consolidated financial statements described in the Restatement discussion in Note 1 to the consolidated financial statements and the Convertible Debentures discussion in Note 5 to the consolidated financial statements included in the Annual Report on Form 10-K for the year ended December 31, 2005 (not presented herein), as to which the date is May 26, 2006

~35~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(in thousands, except par value amounts)

	December 31,
	2006	2005
ASSETS
Current assets:
Cash and cash equivalents	$37,003	$4,849
Accounts receivable, less receivable reserves of $1,141 and $731 as of December 31, 2006 and 2005, respectively	10,106	12,640
Restricted cash	997	-
Prepaids and other	1,108	1,914
Total current assets	49,214	19,403
Property and equipment, net	1,144	2,334
Restricted cash, net of current portion	1,000	1,997
Goodwill	25,066	25,066
Other assets	518	1,142
Total assets	$76,942	$49,942

LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,249	$4,396
Accrued expenses	10,538	16,090
Warrant liability	1,610	277
Unearned revenue	6,278	2,678
Deferred maintenance	10,584	10,910
Current portion of bank borrowings	-	389
Current portion of convertible debentures due to related party	-	20,535
Total current liabilities	30,259	55,275
Other non-current liabilities	3,429	4,390
Total liabilities	33,688	59,665

Commitments and contingencies	-	-
Stockholders' equity (deficit):
Convertible preferred stock, $0.0001 par value; 10,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 2,000,000 shares authorized; 106,523 and 34,522 shares issued and outstanding as of December 31, 2006 and 2005, respectively	10	3
Additional paid-in capital	1,253,135	1,215,256
Accumulated other comprehensive income	168	93
Accumulated deficit	(1,210,059)	(1,225,075)
Total stockholders' equity (deficit)	43,254	(9,723)
Total liabilities and stockholders' equity (deficit)	$76,942	$49,942

The accompanying notes are an integral part of these consolidated financial statements

~36~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share amounts)

	Years Ended December 31,
	2006	2005	2004
Revenues:
Software licenses	$15,215	$14,721	$26,883
Services	36,769	45,400	51,121
Total revenues	51,984	60,121	78,004
Cost of revenues:
Cost of (credit for) software licenses	258	(38)	1,303
Cost of services	12,456	21,931	24,978
Total cost of revenues	12,714	21,893	26,281

Gross profit	39,270	38,228	51,723
Operating expenses:
Research and development	10,510	13,831	18,024
Sales and marketing	8,653	16,208	27,340
General and administrative	8,019	9,479	9,538
Goodwill impairment	-	31,368	-
Restructuring (credits), net	(3,369)	(462)	(23,545)
Business combination charges	-	2,817	-
Total operating expenses	23,813	73,241	31,357

Operating income (loss)	15,457	(35,013)	20,366
Other income (expense):
Interest income (expense), net	638	(10,094)	(629)
(Expense) income from derivatives	(1,333)	11,346	(2,421)
Loss on debt extinguishment	-	(6,967)	-
Other income (expense), net	888	(849)	941
Total other income (expense)	193	(6,564)	(2,109)

Income (loss) before income taxes	15,650	(41,577)	18,257
Income taxes (expense) benefit	(634)	2,611	309
Net income (loss)	$15,016	$(38,966)	$18,566
Basic net income (loss) per share	$0.23	$(1.14)	$0.55
Diluted net income (loss) per share	$0.23	$(1.14)	$0.54
Shares used in computing basic net income (loss) per share	65,734	34,228	33,539
Shares used in computing diluted net income (loss) per share	65,734	34,228	34,321

The accompanying notes are an integral part of these consolidated financial statements

~37~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock
				Accumulated			Total
			Additional	Other			Stockholders'
			Paid-in	Comprehensive	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	(Deficit)
Balances as of December 31, 2003	33,198	$3	$1,212,671	$(49)	$(1,204,675)		$7,950
Comprehensive income:
Net income	-	-	-	-	18,566	$18,566	18,566
Foreign currency translations	-	-	-	(116)	-	(116)	(116)
Unrealized investment gain, less reclassification adjustment for gains (losses) included in net income	-	-	-	49	-	49	49
Reclassification adjustment	-	-	56	(56)	-	-	-
Total comprehensive income						$18,499
Issuance of common stock under employee stock purchase plan	443	-	1,296	-	-		1,296
Issuance of common stock from exercise of options	304	-	615	-	-		615
Stock-based compensation charge (reversal)	6	-	(19)	-	-		(19)
Balances as of December 31, 2004	33,951	3	1,214,619	(172)	(1,186,109)		28,341
Comprehensive loss:
Net loss	-	-	-	-	(38,966)	$(38,966)	(38,966)
Foreign currency translations	-	-	-	265	-	265	265
Total comprehensive loss						$(38,701)
Issuance of common stock under employee stock purchase plan	516	-	512	-	-		512
Issuance of common stock from exercise of options	55	-	125	-	-		125
Balances as of December 31, 2005	34,522	3	1,215,256	93	(1,225,075)		(9,723)
Comprehensive income:
Net income	-	-	-	-	15,016	$15,016	15,016
Foreign currency translations	-	-	-	75	-	75	75
Total comprehensive income						$15,091
Exchange of debt to common stock	34,500	3	20,698	-	-		20,701
Stock-based compensation	-	-	950	-	-		950
Issuance of common stock under employee stock purchase plan	931	-	383	-	-		383
Issuance of common stock from rights offering, net of issuance costs	36,380	4	15,822	-	-		15,826
Issuance of common stock from exercise of options	190	-	26	-	-		26
Balances as of December 31, 2006	106,523	$10	$1,253,135	$168	$(1,210,059)		$43,254

The accompanying notes are an integral part of these consolidated financial statements.

~38~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Years Ended December 31,
	2006	2005	2004
Cash flows from operating activities:
Net income (loss)	$15,016	$(38,966)	$18,566
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	1,385	1,231	3,672
Stock-based compensation charge (reversal)	950	-	(19)
Provision for (reversal of) receivable reserves	487	(678)	(1,466)
Amortization of prepaid royalties	36	70	613
(Gain) loss on cost method investments	(426)	(1,117)	517
Loss on sale or abandonment of fixed assets	51	117	-
Impairment of assets	-	-	(96)
Goodwill impairment	-	31,368	-
Loss on debt extinguishment	-	6,967	-
Restructuring (credit)/charge	(3,369)	-	(24,855)
Loss (gain) on revaluation of embedded derivatives and warrants	1,333	(11,346)	2,422
Amortization of discount and revaluation of convertible notes	-	9,422	401
Changes in operating assets and liabilities:
Accounts receivable	2,047	2,408	2,476
Prepaids and other	787	248	2,501
Other non-current assets	607	228	600
Accounts payable and accrued expenses	(4,272)	(6,970)	(2,237)
Restructuring accrual	(1,323)	(26,908)	(37,788)
Unearned revenue and deferred maintenance	3,274	(3,921)	(6,989)
Other non-current liabilities	(530)	(54)	(168)
Net cash provided by (used for) operating activities	16,053	(37,901)	(41,850)
Cash flows from investing activities:
Purchase of property and equipment	(246)	(142)	(730)
Proceeds from sale of assets	-	26	-
Purchase of long-term investments	-	-	(100)
Sales/maturity of long-term investments	-	-	624
Proceeds from sale of cost method investments	426	590	-
Transfer (to) from restricted cash/investments	-	22,259	(4,428)
Proceeds from dividends on equity investments	-	1,101	795
Net cash provided by (used for) investing activities	180	23,834	(3,839)
Cash flows from financing activities:
Proceeds from bank line of credit and term debt borrowings	-	35,000	89,076
Repayments of bank line of credit and term debt borrowings	(389)	(55,638)	(96,994)
Proceeds from issuance of convertible debt, net	-	-	14,887
Repayment of convertible debt	-	(3,199)	-
Proceeds from rights offering, net	15,826	-	-
Proceeds from issuance of common stock, net	409	637	1,911
Net cash provided by (used for) financing activities	15,846	(23,200)	8,880
Effect of exchange rates on cash and cash equivalents	75	265	(116)
Net increase (decrease) in cash and cash equivalents	32,154	(37,002)	(36,925)
Cash and cash equivalents, beginning of year	4,849	41,851	78,776
Cash and cash equivalents, end of year	$37,003	$4,849	$41,851

~39~

Supplemental cash flows disclosures:
Cash paid for interest	$364	$873	$99
Cash paid (refunded) for income taxes	$502	$(445)	$426
Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$20,535	$-	$-
Conversion of accrued interest to common stock	$166	$-	$-

The accompanying notes are an integral part of these consolidated financial statements

~40~

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1---Organization and Summary of Significant Accounting Policies

    Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, "BroadVision" or the "Company") was incorporated in the state of Delaware on May 13, 1993 and has been a publicly traded corporation since 1996. BroadVision develops, markets, and supports enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity.

During the previous years through December 31, 2005, the Company faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; the Company generated cash flows from operations of approximately $16 million; and the Company closed its rights offering and raised net proceeds of approximately $15.8 million. At December 31, 2006, the Company's current assets exceeded its current liabilities by approximately $19 million. Management believes that cash resources at December 31, 2006 will be sufficient to fund operations through at least December 31, 2007. If the Company's existing cash resources are not sufficient to meet its obligations, it will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

In June 2006, William Meyer resigned as the Company's Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr.Pehong Chen, the Company's Chief Executive Officer has also served as Chief Financial Officer since Mr. Meyer's resignation and will continue to serve in that capacity until a permanent replacement is hired.

~41~

    Principles of Consolidation

The accompanying consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

    Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to doubtful accounts, stock-based compensation, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. The Company bases its estimates on historical experience and on various other assumptions that the Company believes are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. The Company believes the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of its consolidated financial statements.

    Revenue Recognition

Overview

The Company's revenue consists of fees for licenses of its software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product include licenses for development use and licenses for use in deployment of the customer's website. Licenses for software whereby fees charged are on a per-CPU basis differentiate between development and deployment usage. The Company's revenue recognition policies comply with the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9") and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). The Company applies the separation criteria in Emerging Issues Task Force ("EITF") 00-21, "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") to determine whether its arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on the Company's analysis of objective evidence from comparable sales of the individual element.

Software License Revenue

The Company licenses its products through the Company's direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably expected. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not reasonably expected, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. The Company does not grant resellers the right of return.

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

~42~

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

The Company's consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services ("BVGS") organization. Services that the Company provides are not essential to the functionality of the software. The Company records reimbursement from the Company's customers for out-of-pocket expenses as an increase to services revenues.

    Cash, Cash Equivalents and Restricted Cash

The Company considers all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term cash investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current. Letters of credit of $2.0 million secured by an equal amount of restricted cash is available to the landlord securing certain facilities leases as more fully described in Note 7.

Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total realized gains during fiscal years 2006 and 2005 were $426,000 and $1.4 million, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

The Company's cash and cash equivalents, and restricted cash consisted of the following as of December 31, 2006 and 2005 (in thousands):

					Classified on Consolidated Balance Sheet as:
	Purchase/	Gross	Gross		Cash and	Restricted	Restricted
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Cash,	Cash,
	Cost	Gains	Losses	Fair Value	Equivalents	Current	Non-Current
As of December 31, 2006:
Cash and certificates of deposits	$17,827	$-	$-	$17,827	$15,830	$997	$1,000
Money market	21,173			21,173	21,173	-	-
Total	$39,000	$-	$-	$39,000	$37,003	$997	$1,000
As of December 31, 2005:
Cash and certificates of deposits	$6,027	$-	$-	$6,027	$4,030	$-	$1,997
Money market	819	-	-	819	819	-	-
Total	$6,846	$-	$-	$6,846	$4,849	$-	$1,997

    Research and Development and Software Development Costs

Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on the Company's product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by the Company from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, the Company has charged all such costs to research and development expense in the period incurred.

     Adveritising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, amounted to $33,000, $68,000, and $82,000 in 2006, 2005, and 2004, respectively.

~43~

     Prepaid Royalties

Prepaid royalties relating to purchased software to be incorporated and sold with the Company's software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

    Receivable Reserves

Occasionally, the Company's customers experience financial difficulty after the Company records the revenue but before payment has been received. The Company maintains receivable reserves for estimated losses resulting from the inability of its customers to make required payments. The Company's normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of the Company's customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Losses from customer receivables in the three-year period ended December 31, 2006, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, the receivable would be written off against the receivable reserve.

    Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with high-quality institutions. The Company's management performs ongoing credit evaluations of the Company's customers and requires certain of these customers to provide security deposits or letters of credit.

Cash deposits in foreign countries of approximately $9.0 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of its cash and investment management processes, the Company performs periodic evaluations of the credit standing of the financial institutions and the Company has not sustained any credit losses from instruments held at these financial institutions. From time to time, the Company's financial instruments maintained in its foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where the Company operates.

As of December 31, 2006 and 2005, one customer accounted for 13 % and 16 % of the Company's accounts receivable balance, respectively. For the years ended December 31, 2006, 2005, and 2004, no customer accounted for 10% or more of the Company's total revenues.

    Restructuring

Through December 31, 2006, the Company has approved certain restructuring plans to, among other things, reduce its workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align its cost structure with changing market conditions and to create a more efficient organization. The Company's restructuring charges are comprised primarily of: (1) lease termination costs and/or costs associated with permanently vacating and sub-leasing its facilities; (2) other incremental costs incurred as a direct result of the restructuring plan; (3) impairment costs related to certain long-lived assets abandoned, and (4) severance and benefits termination costs related to the reduction of its workforce. The Company accounts for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges.

The Company accounts for severance and benefits termination costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF 94-3"), for exit or disposal activities initiated on or prior to December 31, 2002. Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits the Company to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by the Company are not associated with nor do they benefit continuing activities. The Company accounts for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

Prior to the adoption on January 1, 2003 of SFAS 146, the Company accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination ("EITF 88-10"). Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to the Company. Under EITF 88-10, the Company records the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. Under SFAS 146, the Company records a liability for lease termination and/or abandonment cost initially at fair value on the cease-use date of that facility. The Company accounts for costs related to long-lived assets abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, charges to expense the net carrying value of the long-lived assets when the Company ceases to use the assets.

~44~

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

The Company has recorded restructuring charges at the low-end of a range assumptions modeled for restructuring charges in accordance with SFAS No.5, Accounting for Contingencies ("SFAS 5"). Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to the Company's restructuring obligations in current operations based on management's most current estimates.

    Property and Equipment

Property and equipment are stated at cost and depreciated on a straight-line basis over their estimated useful lives (generally two years for software, three years for computer equipment and four years for furniture and fixtures). Leasehold improvements are amortized over the lesser of the remaining life of the lease term or their estimated useful lives.

Maintenance and repairs are charged to operations as incurred. When assets are retired or otherwise disposed of, the cost and accumulated depreciation and amortization are removed from the accounts and any resulting gain or loss is reflected in operations in the period realized.

    Valuation of Long-Lived Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment (Note 3).

    Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

    Employee Stock Benefit Plans

2006 Equity Incentive Plan:At the Company's 2006 annual meeting on August 8, 2006, the stockholders of the Company approved the adoption of the Company's 2006 Equity Incentive Plan (the "Equity Plan"), under which 3,500,000 shares of common stock are reserved for issuance. The Company's 1996 Equity Incentive Plan (the Prior Equity Plan) was terminated and replaced by the Equity Plan. Under the Equity Plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the years ended December 31, 2006, 2005, and 2004, no shares were repurchased since no options were exercised prior to vesting. Under the Equity Plan, the Company may grant options from the plans not approved by security holders. Those plans are the "2000 Non-Officer Plan" and non-plan grants.

2000 Non-Officer Plan and Non-plan Grants: In February 2000, the Company adopted its 2000 Non-Officer Plan under which 6,000,000 shares of common stock were reserved for issuance to selected employees, consultants, and its affiliates who are not Officers or Directors. As of December 31, 2006, the Company had 1,497,239 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, the Company may grant non-statutory stock options at prices not less than 85% of the fair market value of the Company's common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

~45~

 Employee Stock Purchase Plan: The Company also has a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of the Company's common stock at a discount from the market price of the stock at the time of purchase. The Board of Directors has authorized sequential one-year offerings beginning on July 1 of each year and extending until June 30 of the following year.

As of December 31, 2006 the Company had 215,093 shares available for issuance under the "Purchase Plan". The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Upon adoption of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") (effective January 1, 2006), the Company began recording stock-based compensation expense related to the fair value of the employee purchase rights.

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, which provides supplemental implementation guidance for SFAS 123R. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company's actual forfeiture rate is materially different from its estimate, the Company's share-based compensation expense could be significantly different from what the Company has recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2006 totaled $950,000, and was allocated as follows: $178,000 in general and administrative expenses; $382,000 in research and development expenses; $160,000 in cost of services and $230,000 in sales and marketing expense. As of December 31, 2006, the total unrecorded stock based compensation balance for unvested shares, net of expected forfeitures was $936,000, which is expected to be amortized as follows: $704,000 for year 2007, $179,000 for year 2008, and $53,000 for year 2009.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123(R)-3). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on the Company's results of operations and financial condition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. The expected term of options represents the period that the Company's stock-based awards are expected to be outstanding based on the simplified method provided in SAB 107. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of the Company's stock over the expected life of the option.  The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. During the year ended December 31, 2006, the Company used a forfeiture rate of 11% based on an analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options that have not vested.  The following assumptions were used to determine stock-based compensation during the year ended December 31, 2006:

December 31, 2006
For the Year Ended
Weighted average volatility	84.00%
Expected dividends	0.00%
Expected term (in years)	6.00
Risk free interest rate	4.79%
Forfeiture rate	11.00%

In anticipation of the reporting requirements under SFAS 123R, the Company's Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of the following out-of-the-money, unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The acceleration applied only to those options with an exercise price of $1.13 per share or higher. The closing market price of the Company's common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $0.72 per share.

~46~

	Aggregate
	Number of
	Common Shares
	Issuable Under	Weighted Average
	Accelerated Stock	Exercise Price
	Options	per Share
Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87
Total Directors and Named Executive Officers	514,067	2.89
Total All Other Employees	610,707	2.97
Total	1,124,774	2.94

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in the Company's statements of operations as required under the provisions of SFAS 123 R, which was effective as of January 1, 2006.

Further details related to the Company's Employee Stock Benefit Plans and its adoption of SFAS 123R are provided in Note 9 Stockholders' Equity (Deficit).

Prior to January 1, 2006, the Company accounted for share-based payments to its employees and non-employee members of its Board of Directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). The Company did not recognize any significant share-based employee compensation costs in its statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123R, the Company provided pro forma disclosure of net income (loss) applicable to common stockholders as if the fair-value-based method defined in SFAS 123 had been applied to employee stock options and purchase rights. In the pro forma information for periods prior to 2006, the Company accounted for pre-vesting forfeitures as they occurred. The Company's operating results for prior periods have not been restated. The following table illustrates the effect on net income (loss) per share applicable to common shareholders as if the Company had applied the fair value recognition provisions of SFAS 123 to share-based compensation for the years ended December 31, 2005 and 2004 (in thousands, except per share amounts):

	Years Ended December 31,
	2005	2004
Net income (loss), as reported	$(38,966)	$18,566
Add: Stock-based compensation (income) expense included in reported net income (loss), net of related tax effects	-	(19)
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,666)	(4,545)
Pro forma net income (loss)	$(41,632)	$14,002
Net income (loss) per share:
Basic --as reported	$(1.14)	$0.55
Basic --pro forma	$(1.22)	$0.42
Diluted --as reported	$(1.14)	$0.54
Diluted --pro forma	$(1.22)	$0.41

    The Company accounts for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services. For the year ended December 31, 2004, the Company recorded compensation income of $19,000 as a result of a vesting modification of a grant to a third-party consultant of the company's common stock.

~47~

For the years ended at December 31, 2005 and 2004, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Years Ended December 31,
	2005		2004
Expected life	7.40	years	3.50	years
Risk-free interest rate	4.12%		3.61%
Volatility	84.00%		108.00%

    Earnings Per Share Information

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method. The following table sets forth the basic and diluted net income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2006	2005	2004
Net income (loss)	$15,016	$(38,966)	$18,566
Weighted-average common shares outstanding used to compute basic income (loss) per share	65,734	34,228	33,539
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	-	782
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	65,734	34,228	34,321
Basic income (loss) per share	$0.23	$(1.14)	$0.55
Diluted income (loss) per share	$0.23	$(1.14)	$0.54

In the years ended December 31, 2006 and 2005, 11,916,000 and 6,802,000 common shares, respectively, issuable upon the exercise of stock options and warrants were excluded from the above earnings per share calculations as their effect was anti-dilutive. In addition, in the year ended December 31, 2005, approximately 5.6 million common shares issuable upon conversion of the Notes were excluded from the above earnings per share calculation, as their effect was anti-dilutive.

    Foreign Currency Transactions

During fiscal 2004, the Company changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Consolidated Statements of Operations. For the years ended December 31, 2006, 2005, and 2004, translation gain (loss) was $75,000, $265,000, and ($116,000), respectively, and is included in the comprehensive income (loss) account in the consolidated statement of stockholder's equity (deficit).

    Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders' Equity (Deficit). Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder's equity (deficit) in the accompanying Consolidated Balance Sheets. The accumulated balances for each classification of other comprehensive income (loss) consist of the following, net of taxes (in thousands):

~48~

	Unrealized	Foreign	Accumulated
	Gain (Loss) in	Currency	Other
	Available-for-Sale	Translation	Comprehensive
	Securities	and Other	Income (Loss)
Balance, December 31, 2003	$(49)	$-	$(49)
Net change during the year	49	(172)	(123)
Balance, December 31, 2004	-	(172)	(172)
Net change during the year	-	265	265
Balance, December 31, 2005	-	93	93
Net change during the year	-	75	75
Balance, December 31, 2006	$-	$168	$168

    Income Taxes

Income taxes are computed using an asset and liability approach in accordance with SFAS No. 109, Accounting for Income Taxes, which requires the recognition of taxes payable or refundable for the current year and deferred tax assets and liabilities for the future tax consequences of events that have been recognized in the Company's consolidated financial statements or tax returns. The measurement of current and deferred tax assets and liabilities is based on provisions of the enacted tax law; the effects of future changes in tax laws or rates are not anticipated. The measurement of deferred tax assets is reduced, if necessary, by the amount of any tax benefits that, based on available evidence, is not expected to be realized.

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

   Recent Accounting Pronouncements

In June 2006, the EITF reached a consensus on Issue No. 06-3, How Taxes Collected from Customers and Remitted to Governmental Authorities Should Be Presented in the Income Statement" ("EITF 06-3"). The scope of EITF 06-3 includes sales, use, value added and some excise taxes that are assessed by a governmental authority on specific revenue-producing transactions between a seller and customer. EITF 06-3 states that a company should disclose its accounting policy (i.e., gross or net presentation) regarding the presentation of taxes within its scope, and if significant, these disclosures should be applied retrospectively to the financial statements for all periods presented. EITF 06-3 is effective for interim and annual reporting periods beginning after December 15, 2006. The adoption of EITF 06-3 is not expected to have a material effect on the Company's financial position, results of operations or cash flows.

In July 2006, the FASB issued FASB Interpretation No. 48 Accounting for Uncertainty in Income Taxes ("FIN No.48"), which prescribes a recognition threshold and measurement process for recording in the financial statements uncertain tax positions taken or expected to be taken in a tax return. Additionally, FIN No. 48 provides guidance on the derecognition, classification, accounting in interim periods and disclosure requirements for uncertain tax positions. The accounting provisions of FIN No. 48 will be effective for fiscal years beginning after December 15, 2006. The Company is in the process of determining the effect, if any, that the adoption of FIN No. 48 will have on its financial statements.

In September 2006, the SEC issued SAB No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements. SAB No. 108 provides guidance on how prior year misstatements should be taken into consideration when quantifying misstatements in current year financial statements for purposes of determining whether the current year's financial statements are materially misstated. SAB No. 108 is effective for fiscal years ending on or after November 15, 2006. The Company is currently in the process of evaluating the impact of SAB No. 108 on its financial position and results of operations.

~49~

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements. SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently in the process of evaluating the impact of SFAS No. 157 on its financial position and results of operations.

On December 21, 2006, the FASB issued FASB Staff Position ("FSP") EITF 00-19-2, Accounting for Registration Payment Arrangements. This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated. This FSP is effective for companies with fiscal years ending on or after December 15, 2006. The Company is currently assessing the impact that this FSP may have in its financial statements.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2006	2005
Furniture and fixtures	$795	$2,791
Computer and software	14,547	32,705
Leasehold improvements	5,007	6,219
	20,349	41,715
Less accumulated depreciation and amortization	(19,205)	(39,381)
Total property and equipment, net	$1,144	$2,334

Depreciation and amortization expense for the years ended December 31, 2006, 2005 and 2004 was $1.4 million, $1.2 million, and $3.7 million, respectively. In 2006, the Company retired $21.6 million in Property and Equipment and wrote off $21.5 million in accumulated depreciation. In 2005, the Company recorded a loss on sale or abandonment of fixed assets of $117,000. In 2004, the Company recorded asset impairments in connection with the settlements reached with several landlords for termination of leases, including transferring ownership of certain furniture, fixtures, and leasehold improvements with a net book value of $8.5 million to the previous landlords.

Note 3---Goodwill

In the quarter ended September 30, 2005, the Company recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of SFAS 142. As of September 30, 2005, the Company performed Step 1 under the provisions of SFAS 142 by determining that the Company has a single reporting unit and then comparing our net book value to the Company's market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, the Company estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of its third quarter financial statements, the Company obtained a third-party valuation report, completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2006 and 2005, the Company performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2006 and 2005.

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

From 2000 through 2006, the Company has amortized and written off $742.0 million of the $767.0 million goodwill incurred as a result of a statutory merger involving a stock-for-stock exchange with another company.

~50~

Note 4---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2006	2005
Employee benefits	$961	$1,048
Commissions and bonuses	885	533
Sales and other taxes	2,000	2,595
Income tax and tax contingency reserves	1,378	1,290
Restructuring	1,272	5,533
Customer advances	654	216
Other	3,388	4,875
Total accrued expenses	$10,538	$16,090

Note 5---Bank Borrowings, Convertible Debentures and Other Non-Current Liabilities

Bank Borrowings

Bank borrowings consist of the following (In thousands) :

	December 31,
	2006	2005
Revolving line of credit borrowings	$-	$-
Term debt	-	389
Total bank borrowings	-	389
Less: Current portion of bank borrowings	-	(389)
Bank borrowings, net of current portion	$-	$-

The Company has maintained various credit facilities with a commercial lender:

●
At December 31, 2005, the Company maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender, which expired in February 2006. As of December 31, 2006, the Company did not have any outstanding borrowings under this credit facility.

●
The Company has entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. The note bears annual interest equal to the Prime Rate plus one and one-quarter percentage points (1.25%) and principal and interest are due in monthly payments through maturity based on the terms of the facilities. As of December 31, 2005, the entire balance of $389,000 was classified as currently due. The Company paid off the entire balance in the third quarter of 2006.

Convertible Debentures Due to Related Party

Convertible debentures consisted of the following (in thousands):

	December 31,
	2006	2005
Convertible debentures, 6% coupon	$-	$20,535
Less: Current portion of convertible debentures	-	(20,535)
Convertible debentures, net of current portion	$-	$-

~51~

In November 2004, the Company entered into a definitive agreement for the private placement of up to $20.0 million of senior secured convertible notes (the "Notes") to five institutional investors. Under the terms of the definitive agreement, the Company issued an initial $16.0 million of Notes that were convertible, at the holders' option, into common stock at a conversion price of $2.76 per share, subject to adjustment in certain defined circumstances, including dilutive equity issuances. The Notes bear interest at a rate of six percent per annum, and the Company was originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. Payments of future principal and interest could have been made in either cash or, upon satisfaction of various conditions set forth in the Notes, shares of BroadVision common stock based upon a price of 92% of the trading price of BroadVision common stock immediately prior to issuance. However, because the Company did not satisfy the conditions required to make payments in stock, the Company was required to use cash to satisfy our payment obligations under the Notes. In connection with the Notes, the Company also issued rights to purchase an additional $4 million of convertible notes with the same terms as the Notes (the "Additional Investment Rights") through July 10, 2005. Certain principal payments that were due in the year ended December 31, 2005, were deferred at the election of the investors for a period of eighteen months under the terms of the Notes.

The Company concluded that the Notes were non-conventional debt under the provisions of EITF 00-19, "Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock", and therefore the embedded derivatives required valuation under SFAS 133, "Accounting for Derivative Instruments and Hedging Activities". The Company's determination was based upon certain provisions of the Notes under which the number of common shares into which the Notes were convertible was subject to adjustment, and therefore the number of issuable shares was not fixed. Further, although the settlement of the conversion option does not require physical settlement by delivery of registered shares, the Company is required to pay an effectiveness penalty of one percent (1%) per month upon failure to deliver registered shares. Because this penalty has no cap and therefore may exceed the difference in value between registered and unregistered shares as outlined under EITF 00-19, the Company concluded that the Conversion Feature and the Additional Investment Rights should be bifurcated as derivatives under SFAS 133 and recorded as liabilities on the date of issuance. Further, the Company subsequently determined that the Additional Investment Rights represent an additional derivative, which should be accounted for under SFAS 133.

In conjunction with the issuance of the Notes, the Company issued warrants to purchase 1,739,130 shares of common stock. The warrants were exercisable beginning in May 2005, have a strike price of $3.58 per share (subject to adjustment in certain defined circumstances), and have a five-year life. Pursuant to the terms of the warrants, as a result of certain stock issuances by the Company in March 2006 and November 2006, the number of shares of common stock underlying the warrants and the exercise price of the warrants were adjusted. As of December 31, 2006, the warrants were exercisable for 4.2 million shares of common stock at a strike price of $1.48 per share. The warrants have also been accounted for as a derivative under SFAS 133. (See Note 9).

The warrants, Conversion Feature and Additional Investment Rights were valued at the date of issuance using the Black-Scholes model. The $16.0 million proceeds from the issuance of the Notes were allocated as follows (in thousands).:

Convertible debentures, at face value	$16,000
Less: Discount	(9,629)
Convertible debentures, net of discount	6,371
Embedded derivatives:
Conversion Feature	4,518
Additional Investment Rights	670
Warrants	2,906
Issuance costs	1,535
Total proceeds	$16,000

The Company recorded the difference between the face value and discounted amount as additional interest expense over the estimated life of the debentures using the effective interest method. The warrants, the Conversion Feature and the Additional Investment Rights were revalued each reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations. In December 2005, the Notes were deemed to be extinguished and reissued. See further discussion below. Gains (losses) on the revaluation of the warrants (including the warrants from the real estate buyout discussed in Note 9) and the conversion feature were recorded as follows (in thousands):

~52~

	Years Ended December 31,
	2006	2005	2004
Warrants related to the Notes	$(1,306)	$3,337	$(97)
Warrants related to real estate buyout	(27)	1,285	(656)
Conversion Feature	-	5,857	(1,471)
Additional Investment Rights	-	867	(197)
(Expense) income from derivatives	$(1,333)	$11,346	$(2,421)

The following table includes the assumptions used to value the Conversion Feature and the Additional Investment Rights at issuance and at December 31, 2004:

	Conversion		Additional
	Feature		Investment Rights
	At		At
	December 31,	At	December 31,	At
	2004	Issuance	2004	Issuance
Exercise price (per share)	$2.76	$2.76	$2.76	$2.76
Contractual term (years)	1.58	1.72	0.66	0.52
Volatility	0.75	0.73	0.75	0.73
Risk-free interest rate	3.08%	2.82%	3.08%	2.82%

The following table includes the assumptions used to value the warrants at issuance to a landlord in connection with a real estate buyout transaction in August 2004 and at December 31, 2006, 2005 and 2004:

	At Deccember 31,
				At
	2006	2005	2004	Issuance

Exercise price (per share)	$5.00	$5.00	$5.00	$5.00
Contractual term (years)	2.58	3.60	4.58	5.00
Volatility	0.87	0.84	1.08	1.12
Risk-free interest rate	4.70%	4.28%	3.62%	3.79%
Number of warrants	700,000	700,000	700,000	700,000

The following table includes the assumptions used to value the warrants at issuance to the convertible debenture investors in November 2004 and at December 31, 2006, 2005, and 2004:

	At December 31,
				At
	2006	2005	2004	Issuance
Exercise price (per share)	$1.48	$3.58	$3.58	$3.58
Contractual term (years)	3.33	3.60	4.60	5.00
Volatility	0.87	0.84	1.08	1.12
Risk-free interest rate	4.70%	4.28%	3.62%	3.79%
Number of warrants	4,206,811	1,739,130	1,739,130	1,739,130

~53~

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

In November 2005, the Notes were purchased by Vector III, an entity affiliated with Vector Capital Corporation, and subsequently on November 18, 2005, the Notes were in turn purchased by Honu Holdings, LLC, a Delaware limited liability company controlled by Dr. Pehong Chen, the Company's President and Chief Executive Officer. On December 20, 2005, in order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. Because of the significant difference between the $0.45 per share exchange price and the $2.76 per share conversion price included in the Notes, the Company accounted for this transaction as a deemed extinguishment and reissuance of the Notes. A loss of $7.0 million was recorded in December 2005 under Accounting Principles Bulletin No. 26, Extinguishment of Debt, equal to fair value of the reissued Notes (which was determined to be the fair value of the underlying common shares into which the Notes were to be exchanged) less the carrying value of the extinguished Notes. The Notes were being carried at December 31, 2005, at fair value upon reissuance and were cancelled and the related shares issued in March 2006. Upon conversion, the carrying value of the Notes was recorded as paid-in capital, and Dr. Chen's ownership of the Company's common shares increased to approximately 59%. Dr. Chen's ownership subsequently decreased to approximately 39% as a result of closing the rights offering in the fourth quarter of 2006 (See Note 9).

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2006	2005
Restructuring	$1,290	$1,722
Deferred maintenance and unearned revenue	1,739	2,334
Other	400	334
Total other non-current liabilities	$3,429	$4,390

Note 6---Income Taxes

The components of (expense) benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Current:
Federal	$(350)	$660	$-
State	(75)	(10)	(110)
Foreign	(209)	1,961	419
Total current	(634)	2,611	309
Deferred:
Federal	-	-	-
State	-	-	-
Total deferred	-	-	-
Income tax (expense) benefit	$(634)	$2,611	$309

~54~

The differences between the (expense) benefit for income taxes computed at the federal statutory rate of 35% and the Company's actual income tax (expense) benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Expected income tax (expense) benefit	$(5,744)	$14,552	$(6,390)
State income tax (expense) benefit, net of federal tax (expense) benefit	(49)	662	(1,103)
Foreign taxes	(209)	(264)	(72)
Utilization of foreign net operating loss carryforwards	-	913	688
Valuation allowance changes affecting provision	5,941	(575)	7,521
Stock based compensation	(91)	-	-
Foreign losses not benefited	(584)	(952)	(322)
Non-deductible goodwill impairment	-	(10,806)	-
Tax credits and other permanent items	114	-	32
Other	(12)	(919)	(45)
(Expense) benefit for income taxes	$(634)	$2,611	$309

The individual components of the Company's deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2006	2005
Deferred tax assets:
Depreciation and amortization	$3,602	$5,716
Accrued liabilities	4,751	5,204
Capitalized research and development	2,430	2,748
Net operating losses	211,331	214,599
Tax credits	13,946	13,148
Unrealized loss on marketable securities	1,589	1,589
Total deferred tax assets	237,649	243,005
Less: valuation allowance	(237,649)	(243,005)
Net deferred tax assets	$-	$-

The Company has provided a valuation allowance for all of its deferred tax assets as of December 31, 2006 and 2005, due to the uncertainty regarding their future realization. The total valuation allowance decreased $5.4 million from December 31, 2005 to December 31, 2006 due primarily to utilization of net operating loss carryovers. As of December 31, 2006, the Company had federal and state operating loss (NOL) carryforwards of approximately $563.2 million and $154.2 million, net of Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOL did not include a deduction from stock based compensation for which a benefit would be recorded in additional paid-in capital when realized which benefit was immaterial. In addition, the Company had federal and state research and development credit carryforwards of approximately $11.2 million and $3.3 million, respectively, available to offset future tax liabilities. The Company's federal net operating loss and tax credit carryforwards expire in the tax years 2007 through 2026, if not utilized. The state net operating loss carryforwards expire in the tax years 2007 through 2016. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on an IRC Section 382 study completed in February 2007, the Company determined that there were ownership changes during year 1998. Consequently, a portion of the Company's tax carryforwards will expire before they can be fully utilized. Therefore, in 2006, the Company reduced its reported available federal NOL carryforwards by approximately $5.3 million.

In accordance with SFAS 5, the Company maintains reserves for estimated income tax exposures for many jurisdictions when the exposure item becomes probable and estimable. Exposures are settled primarily through the settlement of audits within each individual tax jurisdiction or the closing of a statute of limitation. Exposures can also be affected by changes in applicable tax law or other factors, which may cause management to believe a revision of past estimates is appropriate. Management believes that an appropriate liability has been established for income tax exposures; however, actual results may differ materially from these estimates. As of December 31, 2006 and 2005, the Company has recorded tax contingency reserves of approximately $1.3 million, which is included as a component of Accrued Expenses in the accompanying Consolidated Balance Sheet.

~55~

Earnings from foreign subsidiaries are considered to be permanently reinvested and, accordingly, no provision for U.S. federal and state taxes has been provided thereon. Upon repatriation of those earnings in the form of dividends or otherwise, the Company may be subject to U.S. income taxes or withholding taxes payable to the foreign country or both. It is not practical to estimate the amount of unrecognized deferred U.S. taxes on those undistributed earnings.

Note 7---Commitments and Contingencies

   Warranties and Indemnification

The Company provides a warranty to its customers that its software will perform substantially in accordance with documentation, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, the Company has not recorded any warranty liabilities as of December 31, 2006 and 2005.

The Company's software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of the Company's software consistent with the terms of the Agreement. The term of these indemnification clauses is generally perpetual. The potential future payments the Company could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnifications provisions have been immaterial. The Company also maintains liability insurance that limits the Company's exposure. As a result, the Company believes the potential liability resulting from these indemnification clauses is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of December 31, 2006 and 2005.

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of December 31, 2006 or 2005. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

    Leases

The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Total Future
Payments
Years ending December 31,
2007	$2.7
2008	1.7
2009	1.7
2010	1.2
2011 and thereafter	1.7
Total minimum facilities payments	$9.0

These future minimum lease payments exclude approximately $1.3 million of sublease income to be received under non-cancelable sublease agreements. As of December 31, 2006, The Company has accrued $2.2 million of estimated future facilities costs as a restructuring accrual.

Rent expense for the years ended December 31, 2006, 2005 and 2004 was $2,315,000, $3,187,000, and $4,162,000, respectively.

    Standby Letter of Credit Commitments

Commitments totaling $2.0 million in the form of standby letters of credit were issued on the Company's behalf from financial institutions as of December 31, 2006 and 2005, in favor of the Company's various landlords to secure obligations under the Company's facility leases.

~56~

    Legal Proceedings

The Company is subject from time to time to various legal actions and other claims arising in the ordinary course of business. The Company is not presently a party to any material legal proceedings.

Note 8---Restructuring

The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2006 (in thousands):

	Severance
	and	Facilities/
	Benefits	Excess Assets	Total
Accrual balances, December 31, 2003	$671	$104,709	$105,380
Restructuring charges (credits)	1,114	(24,659)	(23,545)
Cash payments	(961)	(46,711)	(47,672)
Accrual balances, December 31, 2004	824	33,339	34,163
Restructuring charges (credits)	1,006	(1,468)	(462)
Cash payments	(1,414)	(25,032)	(26,446)

Accrual balances, December 31, 2005	416	6,839	7,255
Restructuring charges (credits)	348	(3,717)	(3,369)
Cash payments	(417)	(907)	(1,324)
Accrual balances, December 31, 2006	$347	$2,215	$2,562

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

The nature of the charges and credits in 2006 were as follows:

●
Severance and benefits -- During the year ended December 31, 2006, the Company recorded $348,000 severance charges related to the approved Work Reduction Plan. Due to the strict European labor law the Company was not able to recognize severance charges to 3 employees until 2006. The Company estimates that the accrual as of December 31, 2006 of $347,000 will be paid in full by December 31, 2007.

●
Facilities/excess assets -- During the year ended December 31, 2006, the Company recorded a facilities-related restructuring credit of $3.7 million. In the third quarter of 2006, the Company did not exercise a $4.5 million option to buy out the residual lease obligation entered in 2004 and the buyout option expired. Therefore, the Company reversed the 2004 accrual in the third quarter of 2006. In the fourth quarter of 2006, the Company subleased 22,500 square feet of excess space and adjusted the restructuring accrual accordingly. The Company made cash payments of $0.9 million during the year ended December 31, 2006 related to these agreements.

The nature of the charges and credits in 2005 were as follows:

●
Severance and benefits --- On June 29, 2005, the Company's Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of the Company's workforce. The Company recorded severance charges of approximately $1.1 million in the year ended December 31, 2005, related to workforce reductions as a component of the Company's restructuring plans executed during the year.

●
Facilities/excess assets --- During the year ended December 31, 2005, the Company recorded a facilities-related restructuring credit of $1.5 million. During the third and fourth quarters of 2004 and the first quarter of 2005, the Company reached agreements with certain landlords to extinguish future real estate obligations. In addition, the Company entered into subleases in 2005 in excess of those anticipated. The Company made cash payments of $25.0 million during the twelve months ended December 31, 2005 related to buyout agreements. The Company has a letter of credit of $2.0 million secured by equal amount of restricted cash to the landlord securing facilities leases as more fully described in Note 8.

The nature of the charges and credits in 2004 were as follows:

●
Severance and benefits---The Company recorded a related charge of $1.1 million during the year ended December 31, 2004, related to workforce reductions as a component of the Company's restructuring plans executed during the year. The accrual as of December 31, 2004, was paid in full by December 31, 2005.

~57~

●
Facilities/excess assets---During the year ended December 31, 2004, the Company recorded a facilities-related restructuring credit of $24.7 million. During the third and fourth quarters of 2004, the Company reached agreements with certain landlords to extinguish approximately $155 million of future real estate obligations. The Company made cash payments of $19.0 million during the third quarter of fiscal 2004, $1.7 million during the fourth quarter of fiscal 2004 and $21.9 million in fiscal 2005.

As a component of the settlement of one of the previous leases, the Company has a residual lease obligation beginning in 2007 of approximately $9.0 million. The Company would have made an additional cash payment of $4.5 million had it exercised an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of the restructuring credit of $24.6 million recorded in fiscal 2004. As discussed above, in the third quarter of 2006, the Company did not exercise the $4.5 million option to buy out the residual lease obligation, and the buy-out option expired. In connection with one of the buyout transactions, the Company issued to the landlord a five-year warrant to purchase approximately 700,000 shares of its common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. See Note 9.

As of December 31, 2006, the total restructuring accrual of $2.6 million consisted of the following (in millions):

		Non-
	Current	Current	Total
Severance and termination	$0.4	$-	$0.4
Excess facilities	0.9	1.3	2.2
Total	$1.3	$1.3	$2.6

The Company estimates that the $400,000 severance and termination accrual will be paid in full by December 31, 2007. It expects to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total Future
Payments
Years Ending December 31,
2007	$0.9
2008	0.4
2009	0.5
2010	0.2
2011	0.2
Total minimum facilities payments	$2.2

The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

		Amounts	Amounts
		Charged to	Reversed to
	Accrued	Restructuring	Restructuring	Amounts	Accrued
	Restructuring	Costs and	Costs and	Paid or	Restructuring
	Costs, Beginning	Other	Other	Written Off	Costs, Ending
Year Ended December 31, 2006:
Lease cancellations and commitments	$4,188	$389	$(4,500)	$-	$77
Termination payments to employees and related costs	105	348	-	(453)	-
	$4,293	$737	$(4,500)	$(453)	$77
Year Ended December 31, 2005:
Lease cancellations and commitments	$21,824	$(821)	$-	$(16,815)	$4,188
Termination payments to employees and related costs	365	1,006	-	(1,266)	105
	$22,189	$185	$-	$(18,081)	$4,293
Year Ended December 31, 2004:
Lease cancellations and commitments	$21,683	$9,594	$-	$(9,453)	$21,824
Termination payments to employees and related costs	242	1,114	-	(991)	365
Write-off on disposal of assets and related costs	-	(1,193)	-	1,193	-
	$21,925	$9,515	$-	$(9,251)	$22,189

~58~

The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts	Amounts
	Accrued	Charged to	Reversed to	Amounts
	Restructuring	Restructuring	Restructuring	Paid or	Accrued
	Costs,	Costs and	Costs and	Written	Restructuring
	Beginning	Other	Other	Off	Costs, Ending
Year Ended December 31, 2006:
Lease cancellations and commitments	$2,651	$394	$-	$(907)	$2,138
Termination payments to employees and related costs	311	-	-	36	347
	$2,962	$394	$-	$(871)	$2,485
Year Ended December 31, 2005:
Lease cancellations and commitments	$11,515	$-	$(647)	$(8,217)	$2,651
Termination payments to employees and related costs	459	-	-	(148)	311
	$11,974	$-	$(647)	$(8,365)	$2,962
Year Ended December 31, 2004:
Lease cancellations and commitments	$83,026	$(32,584)	$-	$(38,927)	$11,515
Termination payments to employees and related costs	429	-	-	30	459
Write-off on disposal of assets and related costs	-	(477)	-	477	-
	$83,455	$(33,061)	$-	$(38,420)	$11,974

Note 9---Stockholders' Equity (Deficit)

    Convertible Preferred Stock

As of December 31, 2006, there were no outstanding shares of convertible preferred stock. The Board of Directors and the stockholders have authorized 10,000,000 shares of convertible preferred stock that is available for issuance.

    Warrants

As of December 31, 2006, the following warrants to purchase the Company's common stock were outstanding (dollars in thousands, except share and per share data):

			Fair Value at
			December 31,
		Price per
Description	Shares	Share	2006	2005
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00	$79	$51
Issued to convertible debenture investors in November 2004	4,206,811	1.48	1,531	226
Others issued in connection with revenue transactions in 1997 and 2000	4,798	Various	-	-
Total shares and fair value and average price per share	4,911,609	2.04	$1,610	$277

The warrant issued in connection with the real estate transaction has a term of five years, and is exercisable beginning in August 2005. The warrant issued in connection with the convertible debentures also has a term of five years and is exercisable beginning in May 2005. Under an anti-dilution provision of the debt warrants and as triggered by the debt to equity exchange of the Notes and the rights offering, the warrant was reissued in March 2006 and November 2006, respectively.

In accordance with EITF 00-19, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance. During year 2006, the Company recorded charges related to the change in fair value of the warrants of approximately $1.3 million. During year 2005, the Company recorded credits related to the change in fair value of the warrants of approximately $4.6 million (Note 5). These amounts are included as a component of Other Income (Expense), net, in the accompanying Consolidated Statement of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to stockholders' equity.

~59~

    Common Stock

In November 2004, the Company entered into a definitive agreement for the private placement of the Notes that were convertible, at the holders' option, into common stock at a conversion price of $2.76 per share. The Notes bore interest at a rate of six percent per annum, and the Company was originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. In November 2005, Honu Holdings, LLC, a Delaware limited liability company controlled by Dr. Pehong Chen, the Company's Chief Executive Officer and largest stockholder, acquired all Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve the Company from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006 and was reported as an increase in additional paid-in capital of approximately $20.7 million.

In February 2006, the Company announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at effective price per share of $0.45. The primary purpose of the rights offering was to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the conversion price afforded to Dr. Chen in the Notes conversion. Dr. Chen waived any right to participate in the rights offering. The rights offering will be made only by means of a prospectus, a preliminary copy of which was filed with the Securities and Exchange Commission as part of a registration statement on February 3, 2006.

The Company's rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase approximately 36.4 million shares, resulting in $15.8 million in net proceeds for the Company.

In September 2005, the Company received a notice from the Listing Qualifications Department of The NASDAQ Stock Market stating that for a period of 30 consecutive business days, the bid price of the Company's common stock closed below the minimum $1.00 per share requirement for continued inclusion under Marketplace Rule 4450(a)(5) (the "Minimum Bid Price Rule"). The notice further stated that pursuant to Marketplace Rule 4450(e)(2), the Company would be provided 180 calendar days (or until March 6, 2006) to regain compliance. The Company did not regain compliance, and therefore voluntarily delisted its stock from the NASDAQ National Market effective March 8, 2006. The Company's common stock currently trades on the Pink Sheets (www.pinksheets.com).

    Stock Based Compensation

The fair value of stock options awarded under the Equity Plan to employees and non-employee members of the Company's Board of Directors included in the total share-based compensation expense recorded by the Company for the year ended December 31, 2006 and the total share-based compensation expense disclosed in Note 1 on a pro forma basis for the years ended December 31, 2005 and 2004 was estimated using the Black-Scholes option valuation model. Expected volatility is based on the historical volatility of the Company's common stock. The expected term for the year ended December 31, 2006 was estimated using the simplified method described in SAB 107. The expected term for the years ended December 31, 2005 and 2004 was estimated using factors that included historical exercise patterns and expected terms used by comparable companies. The expected term represents the estimated period of time that stock options granted are expected to be outstanding. The risk-free interest rate is based on the U.S. Treasury yield.

Valuation Assumptions

As of December 31, 2006, 2005, and 2004, the fair value of stock based awards for the Equity Plan, the Prior Equity Plan, 2000 Non-Officer Plan and employee stock purchases made under the Purchase Plan was estimated using the Black-Scholes option pricing model. The following weighted-average assumptions were as follows:

2006 Equity Incentive Plan and 2000 Non-Officer Plan

	Years Ended December 31,
	2006		2005		2004
Expected life (in years)	6.0	years	7.4	years	3.5	years
Risk-free interest rate	4.79%		4.12%		3.61%
Expected volatility	84%		84%		108%
Expected dividend	-%		-%		-%
Forfeiture rate	11.00%		NA	%	NA	%

~60~

Employee Stock Purchase Plan

	Years Ended December 31,
	2006		2005		2004
Expected volatility	107%		84%		108%
Weighted average volatility	106%		89%		102%
Risk-free interest rate	5.08%		3.84%		3.61%
Expected life (in years)	1	year	1	year	1	year
Expected dividend yield	-%		-%		-%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2006, 2005, and 2004, was $0.22, $0.82, and $4.04, respectively.

As of December 31, 2006, the Company had reserved 9,735,941 common shares for future issuance upon the exercise of stock options and warrants.

The Company's President and CEO has options to purchase 1,704,444 shares of common stock at a weighted average exercise price of $38.60 per share. The table below is a summary of shares granted through December 31, 2006:

				Vesting
	Options	Options		Period
Date Granted	Granted	Price	Vested	(Months)
6/23/1999	500,000	$60.00	500,000	60
5/25/2001	500,000	66.51	500,000	48
11/27/2001	4,444	35.01	4,444	24
2/19/2002	55,555	18.63	55,555	48
10/30/2002	644,445	2.16	644,445	48

Totals	1,704,444		1,704,444

Activity in the Equity Plan is as follows:

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price
Outstanding at beginning of period	3,765	$23.48	4,876	$21.93	4,128	$27.32
Granted	3,880	0.59	422	2.18	1,264	3.35
Exercised	(46)	0.57	(26)	1.5	(87)	3.07
Forfeited	(1,360)	4.84	(1,507)	13.24	(429)	21.23
Outstanding at end of period	6,239	13.48	3,765	23.48	4,876	21.93
Options exercisable at end of period	3,910	$21.15	3,748	$23.49	2,656	$44.9
Weighted-average fair value of options granted during the period		$0.34		$0.70		$2.33
Aggregate Intrinsic Value:
Options exercised		$9,855
Options exercisable		$249,438

The Company granted 144,000 shares of fully vested restricted stock to the non-employee members of its Board of Directors in March 2006, and recorded a stock-based compensation expense of $82,060.

~61~

The following table summarizes stock options outstanding under the Equity Plan as of December 31, 2006:

				Outstanding
				Weighted-
				Average
				Remaining	Weighted	Exercisable	Weighted
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			(000's)	Life in Years	Price	(000's)	Price
$0.43	-	$1.52	3,657	9.14	$0.62	1,328	$0.67
2.10	-	2.94	874	6.37	2.24	874	2.24
3.08	-	3.80	86	6.44	3.34	86	3.34
4.25	-	8.50	258	6.00	6.47	258	6.47
10.75	-	30.00	122	3.42	21.75	122	21.75
30.50	-	39.63	143	4.52	35.13	143	35.13
42.75	-	87.19	1,090	3.45	62.86	1,090	62.86
133.06	-	448.31	9	3.29	182.66	9	182.66
			6,239	7.36	$13.48	3,910	$21.15

The Company grants options outside of the Company's Equity Plan (2000 Non-Officer Plan and non-plan grants). The terms of these options are generally identical to those granted under the Company's Equity Plan. A summary of options outside of the plan is presented below:

	Years Ended December 31,
	2006		2005		2004
		Weighted-		Weighted-		Weighted-
		Average		Average		Average
	Options	Exercise	Options	Exercise	Options	Exercise
	(000's)	Price	(000's)	Price	(000's)	Price
Outstanding at beginning of period	588	$16.7	1,151	$17.69	1,614	$15.96
Granted	432	0.53	3	2.10	71	7.07
Exercised	-	-	(28)	1.50	(210)	1.70
Forfeited	(255)	11.12	(538)	19.48	(324)	17.1
Outstanding at end of period	765	9.70	588	16.70	1,151	17.69
Options exercisable at end of period	495	$14.72	588	$16.70	647	$28.77
Weighted-average fair value of options granted during the period		$0.30		$0.42		$7.07
Aggregate Intrinsic Value:
Options exercised		$-
Options exercisable		$14,175

~62~

The following table summarizes stock options, granted outside the Equity Plan (2000 Non-Officer Plan and non-plan grants), outstanding as of December 31, 2006:

				Outstanding
				Weighted-
				Average
				Remaining	Weighted	Exercisable	Weighted
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			(000's)	Life in Years	Price	(000's)	Price
$0.43	-	$1.52	649	7.63	$0.99	379	$1.33
2.10	-	2.94	3	8.21	2.10	3	2.10
3.08	-	3.80	1	6.13	3.92	1	3.92
4.25	-	8.50	58	6.14	6.67	58	6.67
10.75	-	30.00	-	-	-	-	-
30.50	-	39.63	19	4.91	35.01	19	35.01
42.75	-	87.19	9	2.50	61.18	9	61.18
133.06	-	448.31	26	3.09	198.89	26	198.89
			765	7.23	$9.70	495	$14.72

Note 10---Employee Benefit Plan

The Company provides for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by the Company. The Company made no contributions during the three years ended December 31, 2006.

Note 11---Geographic, Segment and Significant Customer Information

The Company operates in one segment, electronic business commerce solutions. The Company's reportable segment includes the Company's facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (/Pacific). The Company's chief operating decision maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Software licenses	$15,215	$14,720	$26,883
Services	12,099	19,095	19,942
Maintenance	24,670	26,306	31,179
Total revenues	$51,984	$60,121	$78,004

The Company sells its products and provides services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and ASPs. In addition, the sales of the Company's products are promoted through independent professional consulting organizations known as systems integrators. The Company provides services worldwide through its BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. The Company currently operates in three primary geographical territories, Americas, Europe and Asia/Pacific.

Disaggregated financial information regarding the Company's products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2006	2005	2004
Revenues:
Americas	$30,976	$34,328	$37,278
Europe	14,530	20,228	33,321
Asia/ Pacific	6,479	5,565	7,405
Total Company	$51,984	$60,121	$78,004

~63~

During the years ended December 31, 2006, 2005 and 2004, no customer accounted for 10% or more of the Company's revenues.

The following represents long-lived assets by geographic region (in thousands):

	December 31,
	2006	2005
Long-Lived Assets:
Americas	$26,025	$29,039
Europe	104	328
Asia/ Pacific	81	445
Total Company	$26,210	$29,812

Note 12---Related Party Transactions

In 2006, the Company executed a consulting agreement with a third party in which the CEO is a passive owner and convertible note holder. The total contract value is $365,000. For the year ended December 31, 2006, the Company recognized $365,000 as revenue. The Company received payment for the entire contract in the third quarter of 2006. The Company incurred $99,000 in costs and expenses relating to this contract.

Note 13---Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited condensed consolidated statement of operations data for the eight quarters ended December 31, 2006, as well as that data expressed as a percentage of total revenues for the periods indicated.

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

~64~

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2006	2006	2006	2006	2005	2005	2005	2005
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$3,956	$4,750	$3,627	$2,882	$3,780	$3,134	$3,391	$4,416
Services	9,090	8,835	9,102	9,742	10,383	10,943	12,123	11,951
Total revenues	13,046	13,585	12,729	12,624	14,163	14,077	15,514	16,367
Cost of revenues:
Cost of (credit for) software licenses	32	22	142	62	99	106	(186)	(57)
Cost of services	2,173	2,729	3,496	4,058	4,696	5,641	5,614	5,980
Total cost of revenues	2,205	2,751	3,638	4,120	4,795	5,747	5,428	5,923

Gross profit	10,841	10,834	9,091	8,504	9,368	8,330	10,086	10,444
Operating expenses:
Research and development	2,708	2,766	2,405	2,631	2,494	3,095	3,955	4,287
Sales and marketing	2,529	1,761	1,982	2,381	2,389	2,948	5,060	5,811
General and administrative	613	2,429	3,239	1,738	1,953	2,162	2,829	2,535
Goodwill impairment	-	-	-	-	18,170	13,198	-	-
Restructuring (credits), charges	(1,966)	(1,878)	(15)	490	(312)	245	309	(704)
Business combination charges	-	-	-	-	1,840	977	-	-
Total operating expenses	3,884	5,078	7,611	7,240	26,534	22,625	12,153	11,929

Operating income (loss)	6,957	5,756	1,480	1,264	(17,166)	(14,295)	(2,067)	(1,485)
Other income (expense), net	248	(163)	335	(227)	(10,714)	(1,757)	(959)	6,866
Income taxes (expense) benefit	(185)	(228)	(65)	(156)	109	540	(70)	2,032

Net income (loss)	$7,020	$5,365	$1,750	$881	$(27,771)	$(15,512)	$(3,096)	$7,413
Basic net income (loss) per share	$0.09	$0.08	$0.03	$0.02	$(0.81)	$(0.45)	$(0.09)	$0.22
Diluted net income (loss) per share	$0.09	$0.08	$0.03	$0.02	$(0.81)	$(0.45)	$(0.09)	$0.19
Shares used in computing basic net income (loss) per share	80,878	69,489	69,151	42,958	34,430	34,320	34,181	33,971
Shares used in computing diluted net income (loss) per share	80,878	69,489	69,151	43,068	34,430	34,320	34,181	39,968

BroadVision's quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of the Company's control. It is likely that the Company's operating results in one or more future quarters may be below the expectations of securities analysts and investors. In that event, the trading price of the Company's common stock almost certainly would decline.

~65~

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On November 29, 2005, BDO Seidman, LLP ("BDO") delivered to us a letter dated November 28, 2005 stating that it had resigned as our independent registered public accounting firm. On January 20, 2006, we engaged Stonefield Josephson, Inc. ("Stonefield Josephson") as our independent registered public accounting firm.

On October 13, 2006, the Audit Committee of our Board of Directors approved the replacement of Stonefield Josephson as our independent registered public accounting firm, and we advised Stonefield Josephson of its dismissal on October 14, 2006. The report of Stonefield Josephson on our consolidated financial statements for the year ended December 31, 2005 did not contain any adverse opinion or a disclaimer of opinion, nor was it qualified or modified as to uncertainty, audit scope or accounting principles.

During the year ended December 31, 2005 and through October 14, 2006, there were no disagreements with Stonefield Josephson on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Stonefield Josephson, would have caused it to make reference thereto in its report on the financial statements for such periods, except as follows. During the course of the preparation of our financial statements for the year ended December 31, 2005, there were two disagreements between Stonefield Josephson and our management, both of which were resolved to Stonefield Josephson's satisfaction prior to the issuance of the financial statements. These two matters concerned the appropriate accounting for (i) the embedded derivatives related to the convertible debt arrangements we entered into in November 2004 and (ii) the transactions we effected pursuant to the Debt Conversion Agreement we entered into in December 2005. The Audit Committee of our Board of Directors subsequently discussed these matters with Stonefield Josephson and our management and was satisfied with the resolution of the matters.

On October 16, 2006, we engaged the independent registered public accounting firm Odenberg, Ullakko, Muranishi & Co. LLP ("OUM") as our new independent accountants. Prior to the engagement of OUM, including the two most recent fiscal years through October 16, 2006, neither we nor anyone acting on our behalf consulted with OUM regarding (i) either the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on our financial statements, and neither a written report was provided to us or oral advice was provided that OUM concluded was an important factor considered by us in reaching a decision as to the accounting, auditing or financial reporting issue or (ii) any matter that was either the subject of a disagreement, as that term is defined in Item 304(a)(1)(iv) of Regulation S-K and the related instructions to Item 304 of Regulation S-K, or a reportable event, as that term is defined in Item 304(a)(1)(v) of Regulation S-K. The Audit Committee of our Board of Directors approved the engagement of OUM as our independent registered public accounting firm on October 13, 2006.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the individual who serves as our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by Rules 15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. This conclusion was based on the identification of one material weakness in internal control over financial reporting as of December 31, 2006.

We previously reported that as of December 31, 2005, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with Generally Accepted Accounting Principles (GAAP). For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to restate several prior quarters. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that was also a material weakness in the operation of entity-level controls.

In 2006 we hired several new full-time employees, and we believe that as of December 31, 2006 we have retained a sufficient number of experienced personnel in our accounting and finance organization to enable us to address the material weakness that existed as of December 31, 2005. These new hires have augmented the capabilities of our organization, but in many cases they replaced employees or part-time contactors who had left the Company for various reasons. This turnover has caused a reduction in our institutional knowledge regarding historical events. While we believe that the recent additions to our accounting and finance organization continue to gain familiarity with the complex issues relating mainly to our historical operations, as of December 31, 2006 the full organization had not yet been in place for a sufficient amount of time to allow us to conclude that no material weakness existed as of December 31, 2006. If we are not successful in retaining experienced personnel in our accounting and finance organization in order to sufficiently address the reduction in institutional knowledge referenced above, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.

~66~

Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) in the region in which we compete there are many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with our complex accounting issues relating to our historical operations. One Senior Accountant who joined the Company in the third quarter of 2006 left in January 2007. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

    Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and we are in the process of remediating the material weakness that existed at December 31, 2006.

ITEM 9B. OTHER INFORMATION

    Not applicable.

~67~

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

Directors

The names of the current members of our board of directors and a brief biography for each of them are set forth below. Each director serves on our board for a one-year term.

Name	Age	Principal Occupation/Position Held with the Company
Pehong Chen	49	Chairman , Chief Executive Officer and Chief Financial Officer
James D. Dixon	63	Formerly an executive with bankofamerica.com
Robert Lee	58	Formerly an executive with Pacific Bell
Francois Stieger	57	Chief Executive Officer, Intentional Software International Sarl.

    Pehong Chen has served as Chairman of the Board, Chief Executive Officer and President of the Company since its incorporation in May 1993. From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, Inc., a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of, Gain Technology, Inc., a provider of multimedia applications development systems, which was acquired by Sybase, Inc. Dr. Chen currently serves on the board of directors of SINA.com. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.

    James D. Dixon has served as a director of the Company since January 2003. Prior to his retirement from Bank of America in January 2002, Mr. Dixon served as an executive with bankofamerica.com. From September 1998 to February 2000, Mr. Dixon was Group Executive and Chief Information Officer of Bank of America Technology & operations. From 1990 to 1998, before the merger of NationsBank Corporation and BankAmerica Corporation, Mr. Dixon was President of NationsBank Services, Inc. From 1986 to 1990, he also served as Chief Financial Officer for Citizens and Southern Bank/Sovran, a predecessor company to NationsBank. Mr. Dixon holds a B.A. from Florida State University, a J.D. from University of Florida School of Law, and he is a graduate of the executive M.B.A. program at Stanford University. Mr. Dixon also serves on the board of directors of CheckFree Corporation, a provider of financial electronic commerce services and products, and Rare Hospitality International, Inc., a restaurant operator and franchisor.

    Robert Lee has served as a director of the Company since August 2004. Mr. Lee was a corporate Executive Vice President and President of Business Communications Services at Pacific Bell, where he established two new subsidiaries: Pacific Bell Internet Services and Pacific Bell Network Integration. During his 26 year career at Pacific Bell, Mr. Lee managed groups in operations, sales and marketing. Mr. Lee served as Executive Vice President of Marketing and Sales from 1987 to 1992. Mr. Lee serves on the board of directors of web.com (formerly Interland), which provides web hosting for the small and medium business market, Blue Shield of California, which provides health insurance to members in California, and Corinthian Colleges, which operates as a post-secondary education company in North America. Mr. Lee holds a B.S. in Electrical Engineering from University of Southern California and an M.B.A. from University of California at Berkeley.

    Francois Stieger has served as a director of the Company since August 2006. Mr. Stieger leads Intentional Software's international group as CEO of Intentional Software International Sarl. He is also the President and board member of Security Tech SA. Immediately prior to joining Intentional Software International, Mr. Stieger was senior vice president and general manager for Europe, Middle East and Africa for Verisign, the leading provider of critical infrastructure security services for the Internet and telecommunication markets. He held this post since April 2003, and was responsible for Verisign's business throughout that region. Prior to joining Verisign, Mr. Stieger was a partner of Amadeus Capital, a leading European venture capital firm based in London. In 1996, Mr. Stieger established BroadVision's European operations. Under his management through mid 2001, these operations grew to more than 400 employees and US$104 million annual revenues. He was also personally involved in BroadVision's very successful initial public offering on NASDAQ in June 1996, and its public offering on the Neuer Markt in Frankfurt in November 1999. On a larger scale from 1987-1992, as vice president Mr. Stieger established and managed operations of Oracle Corporation for southern and central Europe. Mr. Stieger is a graduate of the University of Strasbourg's Institute of Technology.

    Audit Committee Financial Expert

    Our Audit Committee is presently composed of three non-employee directors: Messrs. Dixon (Chairman), Lee and Stieger. Our Board has determined that all members of the Audit Committee are independent (as independence is currently defined in Rule 4350(d)(2)(A) of the NASDAQ listing standards). Our Board of Directors has determined that Mr. Dixon qualifies as an "audit committee financial expert," as defined in applicable SEC rules. Our Board made a qualitative assessment of Mr. Dixon's level of knowledge and experience based on a number of factors, including his formal education and experience as a chief financial officer for Citizens and Southern Bank/Sovran, a predecessor company to NationsBank.

        Code of Business Ethics and Conduct

    We have adopted a Code of Business Ethics and Conduct (the "Code of Conduct") that applies to all of its directors, officers and employees. The text of the Code of Conduct is posted on our website at www.broadvision.com. If we make any substantive amendment to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we will promptly disclose the nature of the amendment or waiver on our website.

~68~

Executive Officers

The information set forth in Item 1 of this Form 10-K under the Caption "Executive Officers" is incorporated herein by reference.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2006 and, all Section 16(a) filing requirements applicable to its officers, directors and greater than ten percent beneficial owners were complied with, other than the late filing of one Form 4 for each of Messrs. Dixon, Lee and Nevens and a Form 3 and a Form 4 for Mr. Stieger.

ITEM 11. EXECUTIVE COMPENSATION

Compensation Discussion And Analysis

Philosophy

Our compensation policies are designed to attract and retain key employees, motivating them to achieve and rewarding them for superior performance. In allocating total compensation between cash compensation and equity compensation, the committee focuses on creating incentives geared to both short and longer-term performance with the goal of increasing stockholder value over the long term. Executive compensation programs impact all employees by setting general levels of compensation and helping to create an environment of goals, rewards and expectations. Because we believe the performance of every employee is important to our success, we are mindful of the effect of executive compensation and incentive programs on all of our employees.

We believe that the compensation of our officers should reflect their success as individual and as a management team, in attaining key operating objectives, such as growth of revenues, growth of operating earnings and earnings per share and growth or maintenance of market share and long-term competitive advantage, and ultimately, in attaining an increased market price for our stock. We believe that the performance of the officers in managing our company, considered in light of general economic and specific company, industry and competitive conditions, should be the basis for determining their overall compensation. We also believe that their compensation should not be based on the short-term performance of our stock, whether favorable or unfavorable, but rather that the price of our stock will, in the long-term, reflect our operating performance, and ultimately, the management of the company by our executives. We seek to have the long-term performance of our stock reflected in executive compensation through our stock option and other equity incentive programs. In setting our officers' compensation, we intend to be competitive with other similarly situated companies in our industry.

Overview of Compensation and Process

Elements of compensation for our executives include: salary, incentive bonus, stock option awards, health, disability and life insurance, and perquisites. Base salaries are set for our officers annually by our compensation committee. At the same time, our compensation committee also approves and adopts an incentive bonus plan for the new year and typically grants stock option awards to our officers and certain other eligible employees.

As part of its annual review of officer compensation, our compensation committee takes into account each officer's total compensation package from prior years, as well as information contained in market surveys. Typically, the chief executive officer makes compensation recommendations to the compensation committee with respect to the executive officers who report to him. Such executive officers are not present at the time of these deliberations. The chairman of the compensation committee then makes compensation recommendations to the compensation committee with respect to the chief executive officer, who is absent from that meeting. The compensation committee may accept or adjust such recommendations and also makes the sole determination of the chief executive officer's compensation.

We choose to pay each element of compensation in order to attract and retain the necessary executive talent, reward annual performance and provide incentive for their balanced focus on long-term strategic goals as well as short-term performance. The amount of each element of compensation is determined by or under the direction of our compensation committee. The following are factors that the compensation committee may take into account in determining the various components of our officers' total compensation package:

●	Performance against corporate and individual objectives for the previous year;
●	Difficulty of achieving desired results in the coming year;
●	Value of their unique skills and capabilities to support the long-term performance of the company;
●	Performance of their management responsibilities;
●	Responsibility and authority of each position relative to other positions within the company; and
●	Contributions as a member of the senior management team.

~69~

These elements fit into our overall compensation objectives by helping to secure the future potential of our operations, facilitating our entry into new markets, providing proper compliance and regulatory guidance, and helping to create a cohesive team.

Our policy for allocating between long-term and currently paid compensation is to ensure adequate base compensation to attract and retain the right personnel, while providing incentives to maximize long-term value for our company and our stockholders. Likewise, we provide cash compensation in the form of base salary to meet competitive salary norms and reward good performance on an annual basis and in the form of profit-sharing compensation to reward superior performance against specific short-term goals. We provide non-cash compensation to reward superior performance against specific objectives and long-term strategic goals. As our Company continues to focus on executing its turnaround plan in 2007 and introduces new products and services to the marketplace, we want our executives that are leading these initiatives to have strong incentives to see that these initiatives succeed. At the same time, we want our executives to be appropriately rewarded if these initiatives do succeed. As a result, we believe that equity compensation will be a significant component of total compensation for our key employees.

Compensation Consultant

In 2006 we utilized the services of a compensation consulting company during the year. We had a contract with the Radford Group of AON Consulting Inc. for the first six months of 2006. The Radford Group provided us with their Radford Benchmark Survey, the Radford Executive Survey, the Radford Sales Survey and the Radford International Survey. All these surveys were used to ascertain the reasonableness of amounts and types of compensation paid to our employees and executives. The Radford Group was paid $14,700 for their services.

SUMMARY COMPENSATION TABLE
Name and Principal Positi on	Year	Salary ($)	Bonus ($)	Stock Awards($)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($) (3)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (4)	Total ($)
Pehong Chen, CEO and CFO	2006	$350,000	$-	$-	$-	$37,092	$10,904	$16,852	$414,848
William E. Meyer, CFO (1)	2006	$108,441	$22,500	$-	$38,496	$-	$4,773	$2,823	$177,033

(1) Mr. Meyer was our Chief Financial Officer until his resignation on June 6, 2006. Upon Mr. Meyer's resignation, Dr. Chen assumed the duties of the Chief Financial Officer effective June 2, 2006. Total in Salary column includes $15,826 that we paid to Mr. Meyer for accrued vacation time upon his termination.
(2) Stock option values calculated using the Black-Scholes model under the rules of SFAS 123R, as discussed in the Stock Compensation section of this report.
(3) Consists of payment under our Employee Profit Sharing Plan (EPSP). See table below for details.
(4) Consists of company contribution for health insurance coverage.  See table below for details.

Employee Profit Sharing Plan (EPSP) - NON-EQUITY INCENTIVE PLAN
	Year	Paid in 2006	Deferred	TOTAL
Pehong Chen, CEO and CFO	2006	$37,092	$26,976	$64,068
William E. Meyer, CFO	Not with the company at time of payouts

	Total	$37,092	$26,976	$64,068

Company Contributions for Health Coverage - ALL OTHER COMPENSATION
	Year	Health	Dental	Vison	STD	LTD	Life Ins	EE Assist	TOTAL
Pehong Chen, CEO and CFO	2006	$13,352	$1,831	$302	$359	$450	$540	$19	$16,852
William E. Meyer, CFO	2006	$1,863	$248	$57	$180	$225	$242	$9	$2,823

~70~

Base Salary

It is the goal of our compensation committee to establish salary compensation for our executive officers based on our company's operating performance relative to comparable software and computer peer companies over a three to five year period. In setting base salaries for fiscal 2006, we reviewed the Radford studies and recommendations with respect to the salary compensation of officers with comparable qualifications, experience and responsibilities at companies in their recommended peer group. It is not our policy to pay our CEO at the highest level relative to his peers but rather to set his compensation on a basis relative to the other members of our senior management team and CEO's of other similar technology companies. We believe that this gives us the opportunity to attract and retain talented managerial employees both at the senior executive level and below. Our committee does not presently intend to increase the salaries of any of our officers in 2007.

Employee Profit Sharing Plan

Our 2006 Employee Profit Sharing Plan (EPSP) is designed to reward both executives and employees alike for the achievement of shorter-term financial goals, principally achievement of certain levels of Earnings Before Interest Taxes Depreciation and Amortization, also known as EBITDA. It is our general philosophy that employees be rewarded for their performance as a team in the attainment of these goals. We believe that this is important to aligning our executive and employees toward promoting and rewarding teamwork among them. Although each executive officer is eligible to receive an award under the EPSP, the granting of the awards to any individual or the officers as a group is entirely at the discretion of our compensation committee. The compensation committee may choose to award the bonus or not, and decide on the actual level of the award in light of all relevant factors after completion of the year.

At the beginning of 2006, our compensation committee adopted the 2006 EPSP. Under the terms of the 2006 EPSP:

●	Payouts are made quarterly, on the first regularly scheduled pay date after the announcement of quarterly earnings, or on such other date as deemed appropriate by management;
●
Eligible persons are active, full-time, or more than 50% part-time employees who maintain a satisfactory standing during the entirety of each quarter and who remain an employee at the time of each quarterly payout;

●
Commission-based employees (those with a sales commission plan) have a portion of their variable compensation tied to company performance, funded under this EPSP award pool, with payouts ahead of non-commissioned employees;

●	Payouts to non-commissioned employees are targeted at a certain percentage of each individual's base salary, set and/or adjusted with management discretion;
●	All amounts earned but not paid under the plan (reductions from any "merit factor", resignations with positive profit-sharing accruals, etc.) are eliminated, going back into company earnings;
●	The award pool is allocated as follows:

EBITDA < 10%  =  No payouts are made (0%)
EBITDA of 11-20% = Payouts are 11-20% (percent for percent)
EBITDA > 20%  = 20% maximum

Profit-Sharing Awards

In its discretion our compensation committee decided to award bonuses for fiscal 2006 based upon our achievement of EBITDA performance goals and management discretion, because the actual 2006 results considerably exceeded expectations.

Stock Option and Equity Incentive Programs

We intend for our stock option award program to be the primary vehicle for offering long-term incentives and rewarding our officers and other key employees. We regard this as a key retention tool. Because of the relationship between the value of an option and the market price of our common stock, we have always believed that granting stock options is the best method of motivating our executive officers to manage our company in a manner that is consistent with the interests of our stockholders.

Stock Options Granted

We grant stock options under our 2006 Equity Incentive Plan to our officers and other key employees based upon prior performance, the importance of retaining their services and the potential for their performance to help us attain our long-term goals. However, there is no set formula for the granting of awards to individual executives or employees. In 2006 we granted stock options to purchase 3,880,000 shares of stock representing approximately 11.3% of the outstanding shares of our common stock on December 31, 2005 on a fully diluted basis. Of this amount, options to acquire an aggregate of 120,000 shares were issued to our named executive officers. During year 2006, a total of 64 employees and 7 officers received stock option awards.

~71~

Timing of Grants

Stock option awards to our executive officers and other key employees are typically granted annually in conjunction with the review of the individual performance of our executive officers. The exercise price of all stock options is set at the last reported sale price of our common stock on the grant date.

Perquisites

We limit the perquisites that we make available to our executive officers, particularly in light of recent developments with respect to corporate crime and abuse involving perquisites. Our executives are entitled to few benefits that are not otherwise available to all of our employees. In this regard it should be noted that we do not provide pension arrangements, post-retirement health coverage other than COBRA, or similar benefits for our executives or employees.

The perquisites we provided in fiscal 2006 are as follows: All employees are eligible to participate in the 401(k) retirement plan if they so choose. The Company does not match any funds contributed by employees. Our health and insurance plans are the same for all employees. In general, and depending upon the employee's choice, our employees pay 20% of the health premium due. The Company does not provide other perquisites such as country club memberships, jet aircraft, limousine service, estate or financial planning services etc.

GRANTS OF PLAN BASED AWARDS
		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards			All Other Stock Awards:	All Other Options Awards:	Exercise or Base
Name and Principal Position	Grant Date	Threshold ($)	Target ($)	Maximum ($)	Threshold ($)	Target ($)	Maximum ($)	Number of Shares of Stock	Number of Securities Underlying Options	Price of Option Awards ($/Sh)
Pehong Chen - Note 1		$-	$26,976	$26,976	$-	$-	$-	-	-	$-
William E. Meyer		$-	$-	$-	$-	$-	$-	-	-	$-

(1) - Future firm payouts under the 2006 Employee Profit Sharing Plan (EPSP)

The compensation committee granted stock options to the officers on the same date on which they granted stock awards to our other employees. In keeping with our standard policy and practice, the exercise price of the stock options that were awarded was $0.57 per share, the last sale price of our common stock on the date of grant, as quoted on the Pink Sheets. The terms of the options provide for vesting in three equal annual installments commencing one year from the date of grant and prorated thereafter until fully vested. The options have a life of 10 years.

~72~

OUTSTANDING EQUITY AWARDS AT YEAR-END
	Option Awards					Stock Awards
Name and Principal Position	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Pehong Chen	493,108	-	-	$60.00	6/23/2009	-	$-	-	$-
	6,892	-	-	$60.00	6/23/2009	-	$-	-	$-
	500,000	-	-	$66.51	5/25/2011	-	$-	-	$-
	4,444	-	-	$35.01	11/27/2011	-	$-	-	$-
	55,555	-	-	$18.63	2/19/2012	-	$-	-	$-
	644,445	-	-	$2.16	10/30/2012	-	$-	-	$-
William E. Meyer	-	-	-	$-	NA	-	$-	-	$-

(1) - The Company does not issue stock options in any direct formulaic performance based plan.

OPTION EXERCISES AND STOCK VESTED
	Option Awards		Stock Awards
Name and Principal Position	Number of Shares Acquired on Exercise (#)	Value Realized on Exercise ($)	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting ($)
Pehong Chen	-	$-	-	$-
William E. Meyer	10,000	$1,030	-	$-

Post-Employment Compensation

Pension Benefits

We do not provide pension arrangements or post-retirement health coverage for our executives or employees. All employees, including our executives, are eligible to participate in our 401(k) contributory defined contribution plan. We do not make any contribution to or make any matching contribution to the 401(k).

PENSION BENEFITS
Name and Principal Position	Plan Name	Number of Years Credited Service (#)	Present Value of Accumulated Benefits ($)	Payment During Last Year ($)
Pehong Chen	N/A	-	$-	$-
William E. Meyer	N/A	-	$-	$-

~73~

Nonqualified Deferred Compensation

We provide a 401(k) nonqualified defined contribution plan for all employees. We do not match any employee contributions. Amounts shown below are totally from the named executives.

NONQUALIFIED DEFERRED COMPENSATION
Name and Principal Position	Executive Contributions in Last Year ($)	Registrant Contributions in Last Year ($)	Aggregate Earnings in Last Year ($)	Aggregate Withdrawls / Distributions ($)	Aggregate Balance at Last Year-End ($)
Pehong Chen	$-	$-	$10,904	$-	$88,791
William E. Meyer	$9,407	$-	$4,773	$-	$56,155

NOTE: This is our 401(k) Plan administered by Fidelity Investments and brokered by the NWK Group

Other Post-Employment Payments

All of our employees, including our officers, are employees-at-will and as such do not have employment contracts with us, except in the case of one officer of our EMEA foreign subsidiaries. We also do not provide post-employment health coverage or other benefits, except in connection with the severance plan which is described below under "Retention Agreements".

Retention Agreements

We do not have individual retention agreements with any employee. However we do have a Change of Control Severance Benefit Plan for Involuntary Severance from the Company. This plan was approved by shareholders in July, 2006 and previously disclosed on Form Schedule 14A. The Severance Benefit Plan generally provides that the named executive officers will receive severance benefits if their employment is involuntarily terminated within one month before or 24 months following a change of control of the Company. There are four "Levels" with all participants in a certain Level being eligible for severance benefits. Our CEO, Pehong Chen, is the only member in Level 1, while two of the named officers are in Level 2, and one is in Level 3. Generally the Levels provide for cash payments of 50-100% of Base Pay, plus continuation of benefits for 6-12 months, outplacement services for 6-12 months, and acceleration of unvested stock options depending upon the length of service with the company ranging from 12.5% to 100% vesting. None of these benefits apply if the named officer retires or voluntarily resigns.

POTENTIAL PAYMENTS UNDER RETENTION AGREEMENTS

The table below describes the amounts of current and future compensation benefits that the named executive officers would receive under various change of control or termination scenarios. Under our 2006 benefit plan the benefits are the same for a voluntary termination, early retirement, or normal retirement on December 31, 2006. Our Change of Control Plan, in the context of an Involuntary For Good Reason Termination, only provides for benefits intended to compensate management for lost wages and longer term health and displacement benefits. There are certain graduated levels of benefits for the executives depending upon their responsibility levels and seniority with the company. Under the Involuntary Not For Cause Termination scenario the benefits are reduced, while a For Cause Termination would result in little or no benefits beyond those earned up to the termination date, assumed for purposes of this table to be midnight December 31, 2006. This means the For Cause terminated employee would be entitled to only shares and stock options vested, profit sharing and accrued vacation earned through December 31, 2006 and no further compensation. In the case of disability on December 31, 2006, the employee would be entitled to the additional benefits of long-term disability insurance payouts for up to one year. In the case of death on December 31, 2006, the benefit additional to the employee would include the present value of all life insurance proceeds until normal retirement age of 65.

~74~

TERMINATION OR CHANGE OF CONTROL
Executive Benefits and Payments Upon Separation		Voluntary Termination on 12/31/06 ($)	Early Retirement on 12/31/06 ($)	Normal Retirement on 12/31/06 ($)	Involuntary Not For Cause Termination on 12/31/06 ($)	For Cause Termination on 12/31/06 ($)	Involuntary For Good Reason Termination (Change in Control) on 12/31/06 ($)	Disability on 12/31/06 ($)	Death on 12/31/06 ($)
Pehong Chen
Compensation:
	Short-Term Incentive Compensation	$37,092	$37,092	$37,092	$37,092	$37,092	$37,092	$37,092	$37,092
	Stock Options	$-	$-	$-	$-	$-	$-	$-	$-
Benefits & Perquisites:
	Deferred Compensation Program	$88,791	$88,791	$88,791	$88,791	$88,791	$88,791	$88,791	$88,791
	Health & Welfare Benefits	$1,404	$1,404	$1,404	$1,404	$1,404	$1,404	$1,404	$1,404
	Disablilty Income	$-	$-	$-	$-	$-	$-	$1,198,244	$-
	Life Insurance Benefits	$-	$-	$-	$-	$-	$-	$-	$500,000
	Cash Severance	$-	$-	$-	$343,419	$-	$415,943	$-	$-
	Accrued Vacation Pay	$2,692	$2,692	$2,692	$2,692	$2,692	$2,692	$2,692	$2,692

William E. Meyer
Compensation:
	Short-Term Incentive Compensation	$-	$-	$-	$-	$-	$-	$-	$-
	Stock Options	$-	$-	$-	$-	$-	$-	$-	$-
Benefits & Perquisites:
	Deferred Compensation Program	$-	$-	$-	$-	$-	$-	$-	$-
	Health & Welfare Benefits	$-	$-	$-	$-	$-	$-	$-	$-
	Disablilty Income	$-	$-	$-	$-	$-	$-	$-	$-
	Life Insurance Benefits	$-	$-	$-	$-	$-	$-	$-	$-
	Cash Severance	$-	$-	$-	$-	$-	$-	$-	$-
	Accrued Vacation Pay	$-	$-	$-	$-	$-	$-	$-	$-

Disability Income:
Assumes Present Value of all Future Benefits Until Normal Retirement Age
		Years to Age	Discount Rate	Present Value
Name	Age on 12/31/06	65	6.5%	of the Annuity
Pehong Chen	49	16	6.5%	$1,198,244
William E. Meyer				$-

~75~

DIRECTOR COMPENSATION
Name and Principal Position	Fees Earned or Paid in Cash ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Pehong Chen, CEO and CFO	$-	$-	$-	$-	$-	$-	$-
Robert Lee, Director and Chairman of Compensation Committee	$-	$13,680	$-	$-	$-	$-	$13,680
James Dixon, Director and Chairman of Audit Committee	$-	$13,680	$-	$-	$-	$-	$13,680
David Anderson, Director (1)	$-	$13,680	$-	$-	$-	$-	$13,680
Roderick McGeary, Director (1)	$-	$13,680	$-	$-	$-	$-	$13,680
Michael Thomas Nevens, Director (1)	$-	$27,360	$-	$-	$-	$-	$27,360
Francois Stieger, Director (2)	$-	$-	$12,200	$-	$-	$-	$12,200

Note: (1) David Anderson, Roderick McGeary, Michael Tomas Nevens ceased serving on our Board of Directors as of August 8, 2006.
   (2) Francois Stieger joined our Board of Directors as of August 8, 2006

Overview of Director Compensation and Procedures

We review the level of compensation of our non-employee directors on an annual basis. To determine how appropriate the current level of compensation for our non-employee directors is, we have historically obtained data from a number of different sources including the Radnor Surveys. Other data sources used in our analysis included:

●	Publicly available data describing director compensation in peer companies;
●	Survey data collected by our human resources department; and
●	Information obtained directly from other companies.

We compensate non-employee members of the board through stock options. We do not pay our non-employee directors any cash remuneration other than reimbursement of travel expenses and deminimus items.

One new director joined our board in 2006 and was awarded an option exercisable for 20,000 shares, which vests quarterly in four equal installments. At December 31, 2006, 10,000 shares had vested. The exercise price of the option is equal to the fair market value of our common stock on the date of grant.

Our CEO, Dr. Chen, is the only employee director, and he does not receive cash or equity compensation for service on the board in addition to compensation payable for his service as an employee of the Company.

Compensation Committee Interlocks and Insider Participation

No member of the Compensation Committee has served as one of our officers or employees at any time. None of our executive officers serve as a member of the compensation committee of any other company that has an executive officer serving as a member of our board. None of our executive officers serve as a member of the board of directors of any other company that has an executive officer serving as a member of our Compensation Committee.

Compensation Committee Report

The Compensation Committee has reviewed the Compensation Discussion and Analysis and discussed that Analysis with management. Based on its review and discussions with management, the committee recommended to our Board of Directors that the Compensation Discussion and Analysis be included in the company's Annual Report on Form 10-K for 2006. This report is provided by the following independent directors, who comprise the committee:

James Dixon, Compensation Committee Chair
Robert Lee, Compensation Committee Member

~76~

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table provides certain information with respect to all of our equity compensation plans in effect as of December 31, 2006.

Equity Compensation Plan Information

			Number of Securities
			Remaining Available
	Number of Securities		for Issuance Under
	to be Issued Upon	Weighted-Average	Equity Compensation
	Exercise of	Exercise Price of	Plans (Excluding Securities
	Outstanding Options	Outstanding Options	Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders(1)	6,944,144	$12.66	3,327,093
Equity compensation plans not approved by security holders(2)	764,560	9.7	1,497,239

Total	7,708,704	$12.36	4,824,332

(1)	Includes the following: Incentive Plan, Employee Stock Purchase Plan, 1993 Interleaf Stock Option Plan, 1994 Interleaf Employee Stock Option Plan and 2006 Equity Incentive Plan.
(2)	Includes the following: the 2000 Non-Officer Equity Incentive Plan (the "2000 Non-Officer Plan") and non-plan grants. For more information - see Notes 1 and 9 of consolidated financial statements.

Controlling Stockholder

From March 8, 2006 through November 28, 2006, Dr. Pehong Chen, directly and through entities controlled by him, held a majority of the voting power of our outstanding stock. As of March 23, 2007, Dr. Chen beneficially owned approximately 39% our common stock. As a result, Dr. Chen has the ability to exert significant control over the election of members of the Board of Directors and all other matters submitted to a vote of our stockholders.

Beneficial Ownership of BroadVision Common Stock

The following table sets forth certain information regarding the ownership of the Company's common stock as of February 28, 2007 by: (a) each director; (b) each of the executive officers named in the Summary Compensation Table; (c) all current executive officers and directors of the Company as a group; and (d) all those known by the Company to be beneficial owners of more than five percent of its common stock.

~77~

	Beneficial Ownership(1)
	Number of	Percent of
Beneficial Owner	Shares (#)	Total (%)
Pehong Chen(2)	42,079,389	39.49%
James D. Dixon(3)	96,000	*
Robert Lee(4)	85,039	*
Francois Stieger (5)	20,000	*
Honu Holdings, LLC(2)	34,500,000	32.37%
1600 Seaport Blvd., 5th Floor, North Bldg., Redwood City,
CA 94063
Palo Alto Investors LLC (6)	14,154,759	13.28%
470 Univrsity Avenue Palo Alto, CA 94301
Palo Alto Investors (6)	14,154,759	13.28%
470 Univrsity Avenue Palo Alto, CA 94301
William Leland Edwards	14,154,870	13.28%
470 Univrsity Avenue Palo Alto, CA 94301
Palo Alto Fund II, L.P.	6,834,659	6.41%
470 Univrsity Avenue Palo Alto, CA 94301
Micro Cap Partners, L. P.	6,355,600	5.96%
470 Univrsity Avenue Palo Alto, CA 94301
All Current Directors and Executive Officers as a group (4 persons)(7)	42,280,428	39.69%

*Less than one percent
(1)
This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and 13G filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, the Company believes that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 106,566,567 shares outstanding on February 28, 2007, adjusted as required by rules promulgated by the SEC. The Company's directors and executive officers can be reached at BroadVision, Inc., 1600 Seaport Blvd., North Bldg., 5th Floor, Redwood City, California 94063.

(2)
Includes 5,874,985 shares held in trust by Dr. Chen and his wife for their benefit and 1,704,444 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 28, 2007. Also includes 34,500,000 shares held by Honu Holdings, LLC, of which Dr. Chen is the sole member. Excludes 1,145,387 shares of common stock held in trust by independent trustees for the benefit of Dr. Chen's children.

(3)	Includes 60,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 28, 2007.
(4)
Includes 60,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 28, 2007. Also includes 1,039 shares held in trust by Mr. Lee and his wife for their benefit.

(5)	Includes 20,000 shares of common stock issuable upon the exercise of stock options exercisable within 60 days of February 28, 2007.
(6)
Based on Amendment No. 1 to Schedule 13G filed with the SEC on February 14, 2007, Palo Alto Investors, LLC, Palo Alto Investors and William Leland Edwards have shared voting and disposition power with respect to 14,159,759 shares of common stock (the "PAI Shares"), and Mr. Edwards has sole voting and disposition power with respect to an additional 111 shares of common stock. Palo Alto Fund II, L.P. has shared voting and disposition power with respect to 6,834,659 of the PAI Shares and Micro Cap Partners, L.P. shared voting and disposition power with respect to 6,355,600 of the PAI Shares.

(7)	Includes the information contained in the notes above, as applicable, for directors and executive officers of the Company as of February 28, 2007.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Since January 1, 2001, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person's immediate family had or will have a direct or indirect material interest other than as described below and elsewhere in Part III hereof. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.

On November 18, 2005, Honu Holdings LLC, a company controlled by our Chief Executive Officer and largest stockholder, Dr. Pehong Chen, acquired all of our outstanding Senior Subordinated Convertible Notes, including accrued interest. The Notes represented approximately $15.5 million in debt obligations as of December 20, 2005. In order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. On March 8, 2006, we issued 34,500,000 new shares of common stock to Honu Holdings that, as of January 31, 2007, represents approximately 32% of our total outstanding common stock.

Dr. Chen has committed to provide, upon our request at any time through December 31, 2006, up to $5 million of working capital support through cash, debt guarantees or a combination thereof on mutually satisfactory terms.

~78~

In 2006, we executed a consulting agreement with Professional Poker League Inc. in which Dr. Chen is a passive owner and convertible note holder. The total contract value is $365,000. We received payment for the entire contract in the third quarter of 2006. The contract was completed in the fourth quarter of 2006. We incurred $99,000 in costs and expenses relating to this contract.

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

 Independence of Directors

Our Board of Directors has determined that Messrs. Dixon, Lee and Stieger are each independent under the standards set forth in Nasdaq Marketplace Rule 4200(a)(15). We intend to maintain at least two directors on the board that meet these independence standards. Our board has also determined that each member of our Compensation Committee is independent under Nasdaq Marketplace Rule 4200(a)(15) and each member of our Audit Committee is independent under the standards set forth in Nasdaq Marketplace Rules 4350(d)(2)(A)(i) and (ii).

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents aggregate fees billed to us by Odenberg, Ullakko, Muranishi & Co. LLP, our principal accountant for the year ended December 31, 2006, Stonefield Josephson, Inc., our principal accountant for the year ended December 31, 2005, and by BDO Seidman, LLP, our principal accountant for the year ended December 31, 2004. All fees described were approved by the Audit Committee.

Audit Fees. Audit fees billed were $1,304,000 and $801,000 for the years ended December 31, 2006 and 2005, respectively. The fees were for professional services rendered for the audits of our consolidated financial statements, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

Audit-Related Fees. No audit-related fees were billed in the years ended December 31, 2006 and December 31, 2005.

Tax Fees. Tax fees billed were $113,000 and $181,000 for the years ended December 31, 2006 and 2005, respectively. The tax fees were for professional services related to tax compliance, tax advice and tax planning.

All Other Fees. There were no other fees billed in the years ended December 31, 2006 and 2005, respectively.

The Audit Committee has determined that the rendering of certain services other than audit services by Odenberg, Ullakko, Muranishi & Co. LLP is compatible with maintaining the principal accountant's independence.

    Pre-Approval Policies And Procedures

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent auditor. The policy generally pre-approves specified services in the defined categories of audit services audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee's approval of the scope of the engagement of our independent auditor or on an individual explicit case-by-case basis before the independent auditor is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee's members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

~79~

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

1. Consolidated Financial Statements. The following Consolidated Financial Statements of the Company are included at Part II, Item 8, of this Annual Report on Form 10-K
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2006 and 2005
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2006
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2006
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2006
Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

Schedule II---Valuation and Qualifying Accounts

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

~80~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 26th day of March 2007.

          BROADVISION, INC.

By: /s/     PEHONG CHEN
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer

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

Signature	Title	Date

/s/ Pehong Chen		March 26, 2007
Pehong Chen	Chairman of the Board, President, Chief Executive Officer, and (Principal Executive Officer)

/s/ Pehong Chen
Pehong Chen	Interim Chief Financial Officer (Principal Accounting Officer)	March 26, 2007

/s/ Francois Stieger		March 26, 2007
Francois Stieger	Director

/s/ James D. Dixon		March 26, 2007
James D. Dixon	Director

/s/ Robert Lee		March 26, 2007
Robert Lee	Director

~81~

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
(in thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2006	$731	$487	$(77)	$1,141
Year Ended December 31, 2005	$1,409	$(598)	$(80)	$731
Year Ended December 31, 2004	$3,022	$(1,466)	$(147)	$1,409

(1) Represents net charge-offs of specific receivables.

~82~

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2006

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment of Certificate of Incorporation.
3.3(21)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.2.
4.4(19)	Registration Rights Agreement dated November 10, 2004 among the Company and certain investors listed on Exhibit A thereto.
4.5(22)	Registration Rights Agreement dated March 8, 2006, between the Company and Honu Holdings LLC.
4.6	Certificate of Amendment of Certificate of Incorporation.
10.1(8)(a)	Equity Incentive Plan as amended through May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.5(8)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the Company.
10.13(2)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.20(3)(a)	2000 Non-Officer Equity Incentive Plan.
10.23(4)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the Company and IONA Technologies, PLC, as amended.
10.27(5)	Amended and Restated Loan and Security Agreement dated March 31, 2002 between the Company and Silicon Valley Bank.
10.33(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.34(9)	Offer letter dated March 4, 2003 by and between the Company and William Meyer.
10.35(10)	First Amendment to the Amended and Restated Loan and Security Agreement dated February 28, 2003 between the Company and Silicon Valley Bank.
10.36(10)	Second Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.37(10)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.38(10)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.39(10)	Third Amendment to the Amended and Restated Loan and Security Agreement dated June 30, 2003 between the Company and Silicon Valley Bank.
10.41(11)	Offer Letter dated September 23, 2002 between the Company and Alex Kormushoff.
10.42(11)	Fourth Amendment to the Amended and Restated Loan and Security Agreement dated January 21, 2004 between the Company and Silicon Valley Bank.
10.43(11)	Fifth Modification to Amended and Restated Loan and Security Agreement dated February 27, 2004 between the Company and Silicon Valley Bank.
10.44(13)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.45(13)	Warrant to Purchase up to 700,000 share of common stock, dated July 7, 2004, issued to Pacific Shores Investors, LLC.
10.46(13)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.47(14)	Sixth Amendment to the Amended and Restated Loan and Security Agreement dated September 29, 2004 between the Company and Silicon Valley Bank.
10.48(15)	Securities Purchase Agreement dated as of November 10, 2004.
10.49(16)	Seventh Amendment to the Amended and Restated Loan and Security Agreement dated November 9, 2004 between the Company and Silicon Valley Bank.
10.50(17)	Agreement to Restructure Lease and To Assign Subleases dated as of October 1, 2004 between VEF III Funding, LLC and the Company.
10.51(18)	Amendment No. 5 to IONA Independent Software Vendor Agreement dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.52(19)	Agreement to Assign Lease and Sublease dated as of January 26, 2005 between the Company and 100 Spear Street Owners Corporation.
10.53(19)	Letter dated January 26, 2005 amending Agreement to Assign Lease and Sublease dated as of January 26, 2005 between the Company and 100 Spear Street Owners Corporation.
10.54(20)	Settlement Agreement dated for reference purposes February 4, 2005, by and between Metropolitan Life Insurance Company and the Company.
10.55(21)	Debt Conversion Agreement dated as of December 20, 2005, between the Company and Honu Holdings, LLC
10.56(23)	2006 Equity Incentive Plan
21.1(22)	Subsidiaries of the Company.

~83~

23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Stonefield Josephson, Inc.
23.3	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 19, 2004.
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004.
(19) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2005.
(20) Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2005.
(21) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(22) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2005 filed on June 9, 2006.
(23) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 6, 2006.
(a) Represents a management contract or compensatory plan or arrangement.
(b) Confidential treatment requested.

~84~