Form 10-Q
period 2007-03-31
BROADVISION INC
filed 2007-05-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
0-28252
(Commission File Number)
BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1600 Seaport Blvd., 5th Floor, North Bldg.	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)
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
Yes ☑      No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer ☐      Accelerated filer ☐      Non-accelerated filer ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of April 30, 2007 there were 107,382,250 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2007
SIGNATURES
EXHIBIT 31.1
EXHIBIT 32.1

~i~

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$41,017	$37,003
Accounts receivable, less allowance for doubtful accounts of $744 as of March 31, 2007 and $1,141 as of December 31, 2006	10,552	10,106
Prepaids and other	1,149	1,108
Restricted cash, current portion	796	997
Total current assets	53,514	49,214
Property and equipment, net	1,104	1,144
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	496	518
Total assets	$81,180	$76,942
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,373	$1,249
Accrued expenses	8,888	10,538
Warrant liability	8,953	1,610
Unearned revenue	6,403	6,278
Deferred maintenance	10,851	10,584
Total current liabilities	36,468	30,259
Other non-current liabilities	3,028	3,429
Total liabilities	39,496	33,688
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of March 31,2007 and 10,000 shares authorized as of December 31, 2006; none issued and outstanding	-	-
Common stock, $0.0001 par value; 280,000 shares authorized and 107,376 shares issued and outstanding as of March 31,2007; 2,000,000 shares authorized and 106,523 shares issued and outstanding as of December 31, 2006	10	10
Additional paid-in capital	1,253,697	1,253,135
Accumulated other comprehensive income	142	168
Accumulated deficit	(1,212,165)	(1,210,059)
Total stockholders' equity	41,684	43,254
Total liabilities and stockholders' equity	$81,180	$76,942
* Derived from audited consolidated financial statements filed in the Company's 2006 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~1~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Revenues:
Software licenses	$5,733	$2,882
Services	7,012	9,742
Total revenues	12,745	12,624
Cost of revenues:
Cost of software licenses	12	62
Cost of services	2,393	4,058
Total cost of revenues	2,405	4,120
Gross profit	10,340	8,504
Operating expenses:
Research and development	2,655	2,631
Sales and marketing	2,069	2,381
General and administrative	1,067	1,738
Restructuring charge	278	490
Total operating expenses	6,069	7,240
Operating income	4,271	1,264
Interest income, net	355	107
Loss on revaluation of warrants	(7,343)	(370)
Other income, net	277	36
(Loss) income before provision for income taxes	(2,440)	1,037
Provision for income taxes	(56)	(156)
Net (loss) income	$(2,496)	$881
Basic (loss) income per share	$(0.02)	$0.02
Diluted (loss) income per share	$(0.02)	$0.02
Shares used in computing:
Weighted average shares-basic	106,667	42,958
Weighted average shares-diluted	106,667	43,068
Comprehensive (loss) income:
Net (loss) income	$(2,496)	$881
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(26)	16
Total comprehensive (loss) income	$(2,522)	$897

See Accompanying Notes to Condensed Consolidated Financial Statements

~2~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)
	Three Months Ended March 31,
	2007	2006
Cash flows from operating activities:
Net (loss) income	$(2,496)	$881
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	532	268
(Reversal of) provision for receivable reserves	(397)	41
Stock based compensation	300	168
Loss on sale of fixed assets	3	-
Loss on revaluation of warrants	7,343	370
Changes in operating assets and liabilities:
Accounts receivable	(50)	(469)
Prepaids and other	(35)	(29)
Other non-current assets	17	109
Accounts payable and accrued expenses	(1,104)	(974)
Restructuring accrual	(125)	(314)
Unearned revenue and deferred maintenance	392	5,406
Other noncurrent liabilities	(544)	455
Net cash provided by operating activities	3,836	5,912
Cash flows from investing activities:
Purchases of property and equipment	(495)	(21)
Transfer from restricted cash	201	-
Net cash used for investing activities	(294)	(21)
Cash flows from financing activities:
Repayments of bank line of credit, term debt, and convertible notes	-	(112)
Proceeds from issuance of common stock, net	498	-
Net cash provided by (used for) financing activities	498	(112)
Effect of exchange rates on cash and cash equivalents	(26)	16
Net increase in cash and cash equivalents	4,014	5,795
Cash and cash equivalents at beginning of period	37,003	4,849
Cash and cash equivalents at end of period	$41,017	$10,644
Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$-	$20,535
Reclassification of tax liability to accumulated deficit	$388	$-
Conversion of accrued interest to equity	$-	$196

See Accompanying Notes to Condensed Consolidated Financial Statements

~3~

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

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2007 and 2006 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles. The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in the Company's 2006 Annual Report on Form 10-K.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. generally accepted accounting principles for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by U.S. generally accepted accounting principles for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007 or any future interim period. The condensed consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Based on the Company's internal forecasts and projections, the Company believes that its cash resources at March 31, 2007 will be sufficient to fund its operations through at least March 31, 2008 At March 31, 2007, the Company's current assets exceeded its current liabilities by approximately $17.1 million. If the Company's existing cash resources are not sufficient to meet its obligations, it will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, the Company may be unable to pay its debts as these become due, develop its products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Use of Estimates

    The preparation of condensed consolidated financial statements in conformity with U.S. generally accepted accounting principles requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, the Company evaluates its estimates, including those related to the collectibility of accounts receivables, the value assigned to and the estimated useful lives of long-lived assets, the realization of goodwill and deferred tax assets, and the valuation of stock-based compensation, the reasonableness of the restructuring reserves, the determination of contingent liabilities and the valuation of debt and equity securities. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from estimates.

~4~

Revenue Recognition

Overview

The Company's revenue consists of fees for licenses of its software products, maintenance, consulting services and customer training. The Company generally charges fees for licenses of its software products either based on the number of persons registered to use the product or based on the number of CPUs on which the product is installed. Licenses for software whereby fees charged are based upon the number of persons registered to use the product include licenses for development use and licenses for use in deployment of the customer's website. Licenses for software whereby fees charged are on a per-CPU basis differentiate between development and deployment usage. The Company's revenue recognition policies comply with the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended; SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9") and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). The Company applies the separation criteria in Emerging Issues Task Force ("EITF 00-21"), "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") to determine whether its arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on the Company's analysis of objective evidence from comparable sales of the individual element.

Software License Revenue

The Company licenses its products through the Company's direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. The Company enters into reseller arrangements that typically provide for sublicense fees payable to the Company based upon a percentage of list price. The Company does not grant resellers the right of return.

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

~5~

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

Employee Stock Benefit Plans

2006 Equity Incentive Plan: At the Company's 2006 annual meeting on August 8, 2006, the stockholders of the Company approved the adoption of the Company's 2006 Equity Incentive Plan (the "Equity Plan"), under which 3,500,000 shares of common stock are reserved for issuance. The Company's 1996 Equity Incentive Plan (the Prior Equity Plan) was terminated and replaced by the Equity Plan. Under the Equity Plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of the Company's common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by the Company at the original purchase price of the stock upon termination of employment. The Company's right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. For the three months ended March 31, 2007 and 2006, no shares were repurchased, respectively. Under the Equity Plan, the Company may grant options from the plans not approved by security holders. Those plans are the "2000 Non-Officer Plan" and "Non-plan" grants.

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

As of March 31, 2007, the Company had 615,789 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Under APB No. 25, Accounting for Stock Issued to Employees, the Company was not required to recognize stock-based compensation expense for the cost of shares issued under the Purchase Plan. Upon adoption of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") (effective January 1, 2006), the Company began recording stock-based compensation expense related to the Purchase Plan.

~6~

Stock-Based Compensation

Effective January 1, 2006, the Company adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent the Company's best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and the Company uses different assumptions, its share-based compensation expense could be materially different in the future. In addition, the Company is required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If the Company's actual forfeiture rate is materially different from its estimate, the Company's share-based compensation expense could be significantly different from what the Company has recorded in the current period.

Stock-based compensation is classified in the Condensed Consolidated Statements of Operations in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in the Company's Condensed Consolidated Statements of Operations for the three months ended March 31, 2007 and 2006.

	Three Months Ended March 31,
	2007	2006
Cost of services	$53,822	$24,270
Research and development	122,236	73,830
Sales and marketing	67,932	38,370
General and administrative	55,856	31,530
	$299,846	$168,000

On November 10, 2005, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" (FSP 123(R)-3). The Company adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on the Company's results of operations and financial condition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. The expected term of options represents the period that the Company's stock-based awards are expected to be outstanding based on the simplified method provided in SAB 107. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of the Company's stock over the expected life of the option.  The expected dividend yield is zero, as the Company does not anticipate paying dividends in the near future. For the three-month periods ended March 31, 2007 and 2006, the Company used forfeiture rates of 9% and 11%, respectively, based on an analysis of historical data. The following assumptions were used to determine stock-based compensation during the three months ended March 31, 2007 and 2006:

	Three Months Ended March 31,
	2007	2006
Expected life (in years)	6.00	6.00
Risk-free interest rate	4.77%	4.81%
Expected volatility	101.00%	83.40%
Expected dividend	-%	-%
Forfeiture rate	9.00%	11.00%

~7~

As of March 31, 2007, the Company had reserved 9,906,098 common shares for future issuance upon the exercise of outstanding stock options and warrants.

The Company's Chairman and Chief Executive Officer ("CEO") has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.60 per share. The table below is a summary of options granted to him through March 31, 2007:

Date	Options	Options		Vesting Period
Granted	Granted	Price	Vested	(months)
6/23/1999	500,000	$60.00	500,000	60
5/25/2001	500,000	66.51	500,000	48
11/27/2001	4,444	35.01	4,444	24
2/19/2002	55,555	18.63	55,555	48
10/30/2002	644,445	2.16	644,445	48
Totals	1,704,444		1,704,444

Activity in the Company's Equity Plan for the three months ended March 31, 2007, is as follows:

	Three Months Ended,
	March 31, 2007
			Weighted -
		Weighted -	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	('000)	Price	Term	('000)
Outstanding at December 31, 2006	6,239	$13.48	-	$-
Granted	259	1.21	-	-
Exercised	(364)	0.58	-	639
Forfeited	(19)	1.07	-	-
Expired	(29)	15.07	-	-
Outstanding at March 31, 2007	6,086	$13.76	7.12	$7,545
Vested and expected to vest at March 31, 2007	5,958	$14.03	7.07	$7,297
Exercisable at March 31, 2007	3,960	$20.78	6.04	$3,244

The Company grants options outside of the Company's Equity Plan (2000 Non-Officer Plan and Non-plan Grants). The terms of these options are generally identical to those granted under the Company's Equity Plan. A summary of options outside of the Equity Plan for the three months ended March 31, 2007, is presented below:

	Three Months Ended,
	March 31, 2007
			Weighted -
		Weighted -	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	('000)	Price	Term	('000)
Outstanding at December 31, 2006	765	$9.70	-	$-
Granted	-	-	-	-
Exercised	(90)	1.19	-	149
Forfeited	(14)	6.33	-	-
Expired	-	-	-	-
Outstanding at March 31, 2007	661	$10.93	7.05	$962
Vested and expected to vest at March 31, 2007	651	$17.36	7.02	$409
Exercisable at March 31, 2007	409	$11.09	5.79	$940

~8~

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for the options that were in the money at March 31, 2007. As of March 31, 2007, the total compensation cost related to the nonvested stock options, net of estimated forfeitures, is approximately $654,000 for the remainder of year 2007, $288,000 for year 2008, $80,000 for year 2009, and $3,000 for year 2010.

Earnings Per Share Information

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, potential common shares from the conversion of convertible debt using the as-if converted method, and shares subject to repurchase, if any. There were 3.6 million and 9.2 million potential common shares excluded from the determination of diluted net income per share for the three months ended March 31, 2007 and 2006, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. The following table sets forth the basic and diluted (loss) income per share computational data for the periods presented (in thousands, except per share amounts):
	Three Months Ended March 31,
	2007	2006
Net (loss) income	(2,496)	881
Weighted-average common shares outstanding used to compute basic (loss) income per share	106,667	42,958
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	110
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	106,667	43,068
Basic (loss) income per share	$(0.02)	$0.02
Diluted (loss) income per share	$(0.02)	$0.02

Legal Proceedings

    The Company is subject from time to time to various legal actions and other claims arising in the ordinary course of business. The Company is not presently a party to any material legal proceedings.

Foreign Currency Transactions

During fiscal 2004, the Company changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2007, and 2006, translation (loss) gain was ($26,000), and $16,000, respectively. These amounts are included in the accumulated other comprehensive (loss) income account in the Condensed Consolidated Balance Sheets.

~9~

Valuation of Long-Lived Assets

The Company adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Pursuant to SFAS 142, the Company is required to test its goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of the Company to its net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. There were no impairment charges recognized by the Company for the three-month periods ended March 31, 2007 and 2006, respectively.

Reclassification

Certain reclassifications have been made to prior period balances to conform to current period financial statement presentation.

Comprehensive (Loss) Income

    Comprehensive (loss) income includes net (loss) income and other comprehensive (loss) income, which primarily consists of cumulative translation adjustments. Total comprehensive (loss) income is presented in the accompanying Condensed Consolidated Statements of Operations. Total accumulated other comprehensive (loss) income is displayed as a separate component of stockholder's equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive (loss) income consist of the following, net of taxes (in thousands):
Accumulated Other
Comprehensive Income
Balance, December 31, 2006	$168
Foreign currency translation loss	(26)
Balance, March 31, 2007	$142

Adoption of new accounting pronouncements

Effective January 1, 2007, the Company adopted Financial Accounting Standards Board ("FASB") Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP"). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration payment obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5"), when the payment of liquidated damages becomes probable and can be reasonably estimated. The Company does not believe that it has any SFAS No. 5 contingencies as of March 31, 2007 relating to its registration payment arrangements, nor does the Company believe that there is a material impact on its condensed consolidated financial statements as a result of implementing this FSP.

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS No. 159"). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on the Company's consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS No. 157"). SFAS No. 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS No. 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. The Company is currently evaluating what effect, if any, the adoption of SFAS No. 157 will have on the Company's consolidated results of operations and financial position.

~10~

Note 2. Selected Balance Sheet Detail

    Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Furniture and fixtures	$731	$795
Computers and software	13,278	14,547
Leasehold improvements	5,223	5,007
	19,232	20,349
Less accumulated depreciation and amortization	(18,128)	(19,205)
	$1,104	$1,144

    Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Employee benefits	$1,085	$961
Commissions and bonuses	860	885
Sales and other taxes	1,171	2,000
Income tax and tax contingency reserves (Note 7)	759	1,378
Restructuring (Note 6)	1,162	1,272
Customer advances	378	654
Other	3,473	3,388
Total accrued expenses	$8,888	$10,538

Note 3. Bank Borrowings, Convertible Notes and Other Non-Current Liabilities

Bank borrowings consist of various credit facilities with a commercial lender:

• The Company maintained a revolving line of credit in the form of a loan and security agreement with a commercial lender, which expired in February 2006. As of March 31, 2007, the Company did not have any amounts outstanding under this credit facility.

• The Company has entered into term debt in the form of notes payable with the same lender. The term debt requires monthly payments of approximately $38,000 plus interest through October 2006, and monthly payments of approximately $2,000 for the five months ending March 2007. A portion of the term debt was utilized for an equipment line of credit. The note bears annual interest equal to the Prime Rate plus one and one-quarter percentage points (1.25%) and principal and interest are due in monthly payments through maturity based on the terms of the facilities. As of March 31, 2006, the entire balance of $277,000 was classified as currently due. The Company paid off the entire balance in the third quarter of 2006.

~11~

Convertible Notes

    In November 2004, the Company issued $16.0 million of notes that were convertible, at the holders' option, into common stock at a conversion price of $2.76 per share, subject to adjustment in certain defined circumstances, including dilutive equity issuances (the "Notes"). The Notes bore interest at a rate of six percent per annum. In October 2005, the Company inadvertently did not make timely payment of the third quarter interest payment due under the Notes. Lack of timely payment became an event of default. As a result, the event of default permitted each noteholder to require the Company to redeem 120% of all or any portion of the amounts outstanding under the applicable Note. During the quarter ended December 31, 2005, the Company recorded additional principal of $2.6 million, which represented the 20% increase in the redeemable debt premium.

    In November 2005, the Notes were purchased by an unaffiliated investor, and subsequently on November 18, 2005, the Notes were purchased by an entity controlled by Dr. Pehong Chen, the Company's Chairman and Chief Executive Officer. On December 20, 2005, in order to relieve BroadVision from the liquidity challenges presented by the Notes, Dr. Chen and the Company entered into a Debt Conversion Agreement whereby Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, which were issued in March 2006 as discussed below, at an effective price per share of $0.45, representing a 25% discount to the December 20, 2005 closing price of BroadVision common stock of $0.60 per share. Because of the significant difference between the $0.45 per share exchange price and the $2.76 per share conversion price included in the Notes, the Company accounted for this transaction as a deemed extinguishment and reissuance of the Notes. A loss of $7.0 million was recorded in December 2005 under APB No. 26, Extinguishment of Debt, equal to fair value of the reissued Notes (which was determined to be the fair value of the underlying common shares into which the Notes were to be exchanged) less the carrying value of the extinguished Notes. As a result, the Notes were carried at December 31, 2005 at fair value of the Common Stock on December 20, 2005 of $20.5 million, less equivalent shares representing interest of $165,000.

    In March 2006, the notes were cancelled and the related shares were issued. As a result of this share issuance, the percentage of the Company's outstanding shares of common stock held by Dr. Chen increased to approximately 59%. The issuance of shares was recorded in Stockholders' equity (deficit) at the amount then outstanding of $20.5 million.

    The Company made a determination that the convertible notes entered into in 2004 included certain embedded derivatives (conversion feature and additional investment rights) that should be valued under the provisions of SFAS 133, Accounting for Derivative Instruments and Hedging Activities ("SFAS 133"). The additional investment rights expired during the quarter ended September 30, 2005. Accordingly, the conversion feature and additional investment rights have been revalued each applicable reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations. Further, in conjunction with the December 20, 2005 Debt Conversion Agreement, the conversion feature was no longer considered to be a derivative, as the conversion rate was fixed at $0.45 per share. Additional investment rights of $132,000 were included in the fair value of the Notes upon modification on December 20, 2005.

In conjunction with the issuance of the Notes in November 2004 to the institutional investors in the original private placement, the Company issued warrants to purchase 1,739,130 shares of common stock at an exercise price of $3.58 per share. These warrants were adjusted twice during 2006 pursuant to an anti-dilution provision of the warrants (see discussion below). As a result, the warrants became exercisable for 4,206,811 shares of the Company's common stock at an exercise price of $1.48 per share. The warrants were exercisable beginning in May 2005 and have a five-year life. None of the warrants have been exercised as of March 31, 2007. The warrants have been accounted for as a derivative under SFAS 133, as the warrants allow for the potential settlement in cash. As such, the warrants have been revalued each reporting period under SFAS 133, with the resulting gains and losses recorded in the accompanying Consolidated Statements of Operations.

~12~

As of March 31, 2007, the following warrants to purchase the Company's common stock were outstanding:

	Underlying	Exercise
Description	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	4,206,811	1.48
Other issued in connection with revenue transactions in 2000	620	435.98
Total warrants	4,907,431

Warrants issued to landlord in real estate buyout transaction in August 2004

The warrants issued to the Company's landlord in connection with the August 2004 real estate buyout transaction have a term of five years and became exercisable beginning in August 2005. The warrants have not been exercised as of March 31, 2007.
In accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), the warrants issued to the landlord have been included in the Company's condensed consolidated financial statements as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three months ended March 31, 2007 and 2006, the Company recorded gains (losses) related to the revaluation of warrants to landlord of approximately $(683,000) and $14,000, respectively. These gains (losses) are included in loss on revaluation of warrants in the accompanying Condensed Consolidated Statements of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

Warrants issued to convertible note investors in November 2004

The warrants issued to the original Note purchasers in November 2004, which were initially exercisable to purchase 1,739,130 shares at an exercise price of $3.58 per share, were adjusted twice during 2006. Pursuant to an anti-dilution provision of the warrants and as triggered by (i) the conversion of the Notes into shares of the Company's common stock and (ii) the rights offering, the exercise price of the warrants and the number of shares underlying the warrants were adjusted in March 2006 and November 2006, respectively. The Company recorded a charge of $574,000 and $282,000 in its consolidated financial statements for the quarters ended December 31, 2006 and March 31, 2006, respectively, to reflect these adjustments. All other terms of the warrants remained unchanged. As of March 31, 2007, the warrants are exercisable for 4,206,811 shares of the Company's common stock at an exercise price of $1.48 per share. The warrants were first exercisable on May 10, 2005 and may be exercised on or prior to May 10, 2010. Any warrants not exercised prior to such time will expire. No warrants had been exercised as of March 31, 2007.

In accordance with EITF 00-19, the warrants issued to the original Note purchasers have been included in the Company's consolidated financial statements as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three months ended March 31, 2007 and 2006, the Company recorded losses related to the revaluation of warrants to the Note holders of approximately $6,660,000 and $384,000, respectively. These losses are included in loss on revaluation of warrants in the accompanying Condensed Consolidated Statements of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to equity.

Effective January 1, 2007, we adopted Financial Accounting Standards Board (FASB) Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP"). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated.
~13~

 Pursuant to the terms of the registration rights agreement entered into with the warrant holders in connection with the Note financing, if all of the shares underlying the warrants cannot be sold (other than during certain grace periods as set forth in the registration rights agreement) pursuant to the registration statement, then, as partial relief for the damages to any holder of shares underlying the warrants, by reason of any such reduction of such holders' ability to sell the underlying shares the Company shall pay an amount in cash equal to one percent (1%) of the amount such holder paid to the Company in consideration for the Notes and warrants, per month (such payments accruing beginning on the first day in which such shares can not be sold) until such shares can again be sold pursuant to the registration statement. The Company's potential payment obligation under this provision of the registration rights agreement is uncapped. In the event the Company fails to make any such payments in a timely manner, such payments shall bear interest at the rate of 1.0% per month (prorated for partial months) until paid in full.

The Company has made no such payments to date, and believes the likelihood of being required to make any such cash payment under the registration payment arrangement described above to not be probable; therefore, the Company has determined that it does not need to recognize a liability for such contingent obligations in accordance with the provisions of the FSP.

Losses on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended March 31,
	2007	2006
Warrants related to the Notes	$(6,660)	$(384)
Warrants related to real estate buyout	(683)	14
Losses on revaluation of warrants	$(7,343)	$(370)

Other Non-Current Liabilities

    Other non-current liabilities consist of the following:

	March 31,	December 31,
	2007	2006
	(in thousands)
Restructuring (Note 6)	$1,274	$1,290
Deferred maintenance and unearned revenue	1,158	1,739
Other	596	400
Total other non-current liabilities	$3,028	$3,429

Note 4. Commitments and Contingencies

Warranties and Indemnification

The Company provides a warranty to its customers that its software will perform substantially in accordance with documentation, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, the Company has not recorded any warranty liabilities as of March 31, 2007 and 2006.

The Company's software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of the Company's software consistent with the terms of the Agreement. The term of these indemnification clauses is generally perpetual. The potential future payments the Company could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnifications provisions have been immaterial. The Company also maintains liability insurance that limits the Company's exposure. As a result, the Company believes the potential liability of these indemnification clauses is minimal. Accordingly, the Company has not recorded any liabilities for these agreements as of March 31, 2007 and 2006.

~14~

The Company has agreements whereby it indemnifies its officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements may be unlimited; however, the Company has a director and officer insurance policy that limits its exposure and enables the Company to recover a portion of any future amounts paid. As a result of the Company's insurance policy coverage, the Company believes the estimated fair value of these indemnification agreements is insignificant. Accordingly, the Company has no liabilities recorded for these agreements as of either March 31, 2007 or 2006. The Company assesses the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

The Company leases its headquarters facility and its other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of the agreements, the Company is required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Operating
Years Ending December 31,	Leases
2007	$2.4
2008	1.9
2009	1.7
2010	1.3
2011 and thereafter	1.6
Total minimum lease payments	$8.9

These future minimum lease payments are net of approximately $4.4 million of sublease income to be received under sublease agreements. As of March 31, 2007, the Company has accrued $2.0 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

    As of March 31, 2007, the Company had $1.8 million of outstanding commitments in the form of standby letters of credit, primarily in favor of the Company's various landlords to secure obligations under the Company's facility leases.

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

	Three Months Ended
	March 31,
	2007	2006
Software licenses	$5,733	$2,882
Consulting services	1,287	3,842
Maintenance	5,725	5,900
Total revenues	$12,745	$12,624

~15~

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

Disaggregated financial information regarding the Company's geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended
	March 31,
	2007	2006
Revenues:
Americas	$6,910	$10,019
Europe	4,010	1,271
Asia/Pacific	1,825	1,334
Total revenues	$12,745	$12,624

	March 31,	December 31,
	2007	2006
Long-Lived Assets:
Americas	$25,998	$26,025
Europe	104	104
Asia/Pacific	68	81
Total long-lived assets	$26,170	$26,210

    During the three months ended March 31, 2007 and 2006, no single customer accounted for more than 10% of the Company's revenues.

Note 6. Restructuring Charges

Through March 31, 2007, the Company approved restructuring plans to, among other things, reduce its workforce and consolidate its facilities. Restructuring and asset impairment charges were taken to align its cost structure with changing market conditions and to create a more efficient organization. The Company's restructuring charges are comprised primarily of (i) severance and benefits termination costs related to the reduction of its workforce; (ii) lease termination costs and/or costs associated with permanently vacating its facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. The Company accounts for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges,and as follows:

~16~

    Severance and Termination Costs.

• For exit or disposal activities initiated on or prior to December 31, 2002, the Company accounts for costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF 94-3").  Accordingly, the Company records the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely.

• For exit or disposal activities initiated after December 31, 2002, the Company accounts for costs in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146").  SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred.

    Excess Facilities Costs.

• For exit or disposal activities initiated on or prior to December 31, 2002, the Company accounts for lease termination and/or abandonment costs in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination. Accordingly, the Company recorded the costs associated with lease termination and/or abandonment when the leased property had no substantive future use or benefit.

• For exit or disposal activities initiated after December 31, 2002, the Company accounts for lease termination and/or abandonment costs in accordance with SFAS 146, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

Severance and termination costs and excess facilities costs the Company records under these provisions are not associated with nor do these benefit continuing activities.

    As of March 31, 2007, the total restructuring accrual of $2.4 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and termination	$0.4	$-	$0.4
Excess facilities	0.8	1.2	2.0
Total	$1.2	$1.2	$2.4

    The Company estimates that the $0.4 million severance and termination accrual will be nearly paid in full by December 31, 2007. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total future
minimum
Years ending December 31,	payments
2007	$0.7
2008	0.5
2009	0.4
2010	0.2
2011 and thereafter	0.2
Total minimum facilities payments	$2.0

~17~

    The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS 146 (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2007
Lease cancellations and commitments	$77	$110	$(69)	$118
Termination payments to employees and related costs	-	-	-	-
	$77	$110	$(69)	$118
Three Months Ended March 31, 2006
Lease cancellations and commitments	$4,188	$108	$-	$4,296
Termination payments to employees and related costs	105	374	(376)	103
	$4,293	$482	$(376)	$4,399

    The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2007
Lease cancellations and commitments	$2,138	$164	$(336)	$1,966
Termination payments to employees and related costs	347	5	-	352
	$2,485	$169	$(336)	$2,318
Three Months Ended March 31, 2006
Lease cancellations and commitments	$2,651	$8	$(436)	$2,223
Termination payments to employees and related costs	311	-	8	319
	$2,962	$8	$(428)	$2,542

    The Company has based its excess facilities accrual, in part, upon estimates of future sublease income. The Company has used the following factors, among others, in making such estimates: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities. The Company has recorded the low-end of a range of assumptions modeled for restructuring charges, in accordance with SFAS 5, Accounting for Contingencies ("SFAS 5"). Adjustments to the facilities accrual will be required if actual sublease income differs from amounts currently expected. The Company will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates.

~18~

Note 7. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, the Company adopted FASB Interpretation No.48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109." ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, "Accounting for Income Taxes"("SFAS No. 109"). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

The Company recognized a decrease in liability in the amount of $388,000 for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, the Company reclassified $160,000 from current taxes payable to long-term taxes payable as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

Upon adoption of FIN 48, the Company's policy to include interest and penalties related to unrecognized tax benefits within the Company's provision for (benefit from) income taxes did not change.

The Company's total amount of unrecognized tax benefits as of January 1, 2007 (adoption date) and March 31, 2007 was $548,000 and $160,000, respectively. Total amount of unrecognized tax benefits that, if recognized, would affect the Company's effective tax rate was $548,000 and $160,000 as of January 1, 2007 and March 31, 2007, respectively.

The tax years 1993 to 2006 remain open in several jurisdictions, none of which have individual significance.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those described herein and in the Company's most recently filed Annual Report on Form 10-K and other documents filed with the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

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

~19~

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

As of March 31, 2007, we are more than halfway through implementing a 24-month turnaround plan. To date under this plan we have implemented cost-cutting measures and we have taken steps to stabilize our customer base. In the remaining quarters of 2007, our focus under this plan will be on delivering new products and technologies and generating demand among existing and potential new customers.

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

Explanatory Note

The amount reported on our Condensed Consolidated Statement of Operations on Form 10-Q under the caption “Loss on revaluation of warrants” ($7,343,000) differs by approximately $683,000 from the corresponding amount previously reported on our press release issued on April 25, 2007 (“Press Release”).  Subsequent to the issuance of our Press Release, we determined that the warrants issued to the landlord in a real estate buyout transaction in August 2004 (see Note 3 of Notes to Condensed Consolidated Financial Statements) did not fall within the scope of FASB Staff Position No. EITF 00-19-2 Accounting for Registration Payment Arrangements as previously believed and therefore under EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, we recorded a loss of $683,000 as a change in the fair value of the warrants as of March 31, 2007.

~20~

Critical Accounting Policies, Estimates and Judgments

    This management's discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the collectibility of accounts receivables, the value assigned to and the estimated useful lives of long-lived assets, the realization of goodwill and deferred tax assets, and the valuation of stock-based compensation, the reasonableness of the restructuring reserves, the determination of contingent liabilities and the valuation of debt and equity securities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At March 31, 2007, our current assets exceeded our current liabilities by approximately $17.1 million. Our management believes that our cash resources at March 31, 2007 will be sufficient to fund operations through at least March 31 , 2008. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Revenue Recognition

Overview

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

Software License Revenue

We license our products through our direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant resellers the right of return.

~21~

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

Receivable Reserves

 Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Losses from customer receivables in the three months ended March 31, 2007 and, 2006, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

Impairment Assessment

We adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS No. 142, the first step requires a comparison of the fair value of BroadVision to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. Our last impairment test was as of December 31, 2006. There were no events or circumstances from that date through March 31, 2007 indicating that a further assessment was necessary. As of March 31, 2007, our market capitalization was significantly higher than our book value.

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

~22~

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

We recognized a decrease in liability in the amount of $388,000 for unrecognized tax benefits related to tax positions taken in prior periods. Additionally, we reclassified $160,000 from current taxes payable to long-term taxes payable as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

Upon adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes did not change.

Our total amount of unrecognized tax benefits as of January 1, 2007 (adoption date) and March 31, 2007 was $548,000 and $160,000, respectively. Total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $548,000 and $160,000 as of January 1, 2007 and March 31, 2007, respectively.

The tax years 1993 to 2006 remain open in several jurisdictions, none of which have individual significance.

Accounting for Stock-Based Compensation

On January 1, 2006, we adopted SFAS 123R using the modified prospective method as permitted under SFAS 123R. Under the modified-prospective-transition method, results for the prior periods have not been restated.

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

	Aggregate
	Number of
	Common Shares
	Issuable Under	Weighted Average
	Accelerated Stock	Exercise Price
	Options	per Share
Non-Employee Directors	122,181	$2.98
Named Executive Officers	391,886	2.87
Directors and Named Executive Officers	514,067	2.89
All Other Employees	610,707	2.97
Total	1,124,774	2.94

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in our statements of operations as required under the provisions of SFAS 123R, which was effective as of January 1, 2006.

In accordance with SFAS 123R, we started to recognize compensation expense related to stock options granted to employees based on: (a) compensation cost for all share-based payments granted prior to, but not yet vested as of January 1, 2006, based on the grant date fair value estimated in accordance with SFAS 123, adjusted for an estimated future forfeiture rate, and (b) compensation cost for all share-based payments granted subsequent to January 1, 2006, based on the grant-date fair value estimated in accordance with the provisions of SFAS 123R.

~23~

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

Restructuring Charges

Through March 31, 2007, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment charges, as follows:

    Severance and Termination Costs.

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

~24~

    Excess Facilities Costs.

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

Severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do these benefit continuing activities.

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

Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total realized gains during the three months ended March 31, 2007 was $2,000. We did not have any gain (loss) for any investment for the three months ended March 31, 2006. Our cash and cash equivalents, and restricted cash consisted of the following as of March 31, 2007 and December 31, 2006 (in thousands):

	March 31, 2007	December 31, 2006
	Fair value	Fair value
Cash and certificates of deposits	$19,591	$15,830
Money market	21,426	21,173
Total cash and equivalents	$41,017	$37,003

~25~

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

Cash deposits in foreign countries of approximately $9.8 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions we use and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

At March 31, 2007 and 2006, no customer accounted for 10% or more of our accounts receivable balance. For the three month ended March 31, 2007, and 2006, no customer accounted for 10% or more of our total revenues.

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

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2007, and 2006, translation (loss) gain was ($26,000), and $16,000, respectively. These amounts are included in the accumulated other comprehensive (loss) income account in the Condensed Consolidated Balance Sheets.

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Adoption of new accounting pronouncements

Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP"). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration payment obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5"), when the payment of liquidated damages becomes probable and can be reasonably estimated. We do not believe that we have any SFAS No. 5 contingencies as of March 31, 2007 relating to our registration payment arrangements, nor do we believe that there is a material impact on our condensed consolidated financial statements as a result of implementing this FSP.

~26~

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS 159 will have on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements("SFAS 157"). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial position.

Results of Operations

Revenues

    Total revenues increased 1% during the three months ended March 31, 2007 to $12.7 million as compared to $12.6 million for the three months ended March 31, 2006. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
March 31, 2007
Americas	$3,110	54%	$3,800	54%	$6,910	54%
Europe	1,855	32	2,155	31	4,010	31
Asia Pacific	768	14	1,057	15	1,825	15
Total	$5,733	100%	$7,012	100%	$12,745	100%
March 31, 2006
Americas	$2,265	79%	$7,754	80%	$10,019	79%
Europe	346	12	925	9	1,271	10
Asia Pacific	271	9	1,063	11	1,334	11
Total	$2,882	100%	$9,742	100%	$12,624	100%

We operate in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. These declines may continue. Financial comparisons discussed herein may not be indicative of future performance.

    Software license revenues increased 99% during the three months ended March 31, 2007 to $5.7 million as compared to $2.9 million for the three months ended March 31, 2006. The increase was mainly due to increased license sales to existing customers.

    Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 28% during the three months ended March 31, 2007 to $7.0 million as compared to $9.7 million for the three months ended March 31, 2006. The decrease in service revenues was attributable to both lower maintenance and consulting revenues. Maintenance revenues decreased 3% for the three months ended March 31, 2007 to $5.7 million as compared to $5.9 million for the three months ended March 31, 2006. Maintenance revenue decreased because certain customers chose to not fully renew maintenance contracts due to normal attrition. Consulting revenues decreased 66% for the three months ended March 31, 2007 to $1.3 million as compared to $3.8 million for the three months ended March 31, 2006. The decline in consulting revenues can be attributable to a lagging effect caused by declining license revenues in prior quarters.

~27~

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

	Three Months Ended March 31,
	2007	%	2006	%
Cost of software licenses	$12	0%	$62	1%
Cost of services	2,393	19	4,058	32
Total cost of revenues	$2,405	19%	$4,120	33%

    Cost of software licenses decreased 80% during the three months ended March 31, 2007 to $12,000 as compared to $62,000 for the three months ended March 31, 2006. This decrease is primarily a result of decreased proportion of license revenues generated from royalty-bearing products.

    Cost of services decreased 41% during the three months ended March 31, 2007 to $2.4 million as compared to $4.1 million for the three months ended March 31, 2006. This decrease was the result of the reduction in consulting headcount, the consolidation of our facilities, and less services revenue.

Gross margin increased to 81% during the three months ended March 31, 2007 from 67% for the three months ended March 31, 2006. The increase is a result of our restructuring and cost control plans.

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

~28~

    A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three months ended
	March 31,
	2007	%(1)	2006	%(1)
Research and development	$2,655	21%	$2,631	21%
Sales and marketing	2,069	16	2,381	19
General and administrative	1,067	8	1,738	13
Restructuring charges	278	2	490	4
Total operating expenses	$6,069	47%	$7,240	57%

(1)	Expressed as a percent of total revenues for the period indicated

    Research and development expenses increased 1% during the three months ended March 31, 2007 to $2.7 million as compared to $2.6 million for the three months ended March 31, 2006.

    Sales and marketing expenses decreased 14% during the three months ended March 31, 2007 to $2.1 million as compared to $2.4 million for the three months ended March 31, 2006. This decrease was primarily due to decreased salary expense as a result of reductions in the work force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

    General and administrative expenses decreased 39% during the three months ended March 31, 2007 to $1.1 million as compared to $1.7 million for the three months ended March 31, 2006. The decrease was primarily attributable to layoffs, natural attrition and function consolidations.

 Interest income, net was of $355,000 for the three months ended March 31, 2007 as compared to $107,000 for the three months ended March 31, 2006. The increase was due to increased cash balances due to positive cash from operating activities and the closing of the rights offering.

    Loss on revaluation of warrants was $7,343,000 for the three months ended March 31, 2007 as compared to $370,000 for the three months ended March 31, 2006. The increase was primarily due to the appreciation in our stock price, which also increased the valuation of warrants during the first quarter of 2007.

    Other income, net, was $277,000 for the three months ended March 31, 2007 as compared to $36,000 for the three months ended March 31, 2006. The increase was primarily due to the translation gain during the first quarter of year 2007.

    Provision for income taxes, was a provision of $56,000 for the three months ended March 31, 2007 as compared to a provision of $156,000 for the three months ended March 31, 2006. The expenses related to Alternative Minimum Taxes (AMT) calculated at both Federal and state levels after application of net operating loss (NOL) carryforwards.

Liquidity and Capital Resources

Background and Overview

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16.0 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At March 31, 2007, our current assets exceeded our current liabilities by approximately $17.1 million. Our management believes that cash resources at March 31, 2007 will be sufficient to fund operations through at least March 31, 2008 . If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

~29~

Our consolidated balance sheet strengthened considerably throughout the year 2006, and well into March 2007. As of March 31, 2007, we had $41.0 million of cash and cash equivalents, with no long-term debt borrowings. This compares with a cash position of $37.0 million at December 31, 2006. The increase was due primarily to $3.8 million cash generated from our operations.

Revenues for the first quarter of 2007 were $12.7 million, as compared to revenues of $12.6 million for the first quarter of 2006. License revenue for the first quarter of 2007 was $5.7 million versus $4.0 million for the fourth quarter of 2006 and $2.9 million in the first quarter of 2006. The majority of our license revenue for the first quarter of 2007 was generated from our core Commerce and Portal solutions from customers including Finnair, Prime Polymer, Standard Bank of Argentina, Vodafone Omnitel, and several other brand name global customers. License revenues increased in all regions as compared to the first quarter of 2006: revenues from customers in Americas increased by $0.9 million, revenues from customers in Europe increased by $1.5 million and revenues from customers in Asia Pacific increased by $0.4 million. The most significant change was the year-over-year decline in consulting revenues due to decreased demand. This decline was more than offset by corresponding cost savings in both direct headcount and contractor expenses. As a result, consulting services generated better operating margins than many prior higher-revenue quarters.

We continued to focus on expense control in the first quarter of 2007, with the goal of achieving strong operating results and profit margins. Operating expenses for the first quarter of 2007 were $6.1 million, as compared to $7.2 million for the first quarter of 2006. For the three months ended of March 31, 2007 and 2006, we took a charge of $7.3 million and $0.3 million, respectively, on the revaluation of warrants and change in value of derivatives. As a result, for the three months ended March 31, 2007 net loss was $2.5 million, or $0.02 per share. This compares to net income of $0.9 million, or $0.02 per diluted share for the three months ended March 31, 2006.

The following table represents our liquidity at March 31, 2007 and December 31, 2006 (dollars in thousands):

	March 31,	December 31,
	2007	2006
	(unaudited)
Cash and cash equivalents	$41,017	$37,003
Restricted cash, current portion	$796	$997
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$17,046	$18,955
Working capital ratio	1.47	1.63

Cash Provided By Operating Activities

Cash provided by operating activities was $3.8 million for the three months ended March 31, 2007. Net cash provided by operating activities in this period consisted primarily of $4.5 million in operating profit (excluding restructuring charges) generated from sales margin improvement and company-wide cost reduction efforts, offset by payment of $0.9 million of accounts payable and accrued expenses.

Cash provided by operating activities was $5.9 million for the three months ended March 31, 2006, consisting primarily of $5.4 million of unearned revenue and deferred maintenance revenue received in the quarter as a result of our receipt of customer payments prior to having performed all material obligations under the applicable agreement. In addition, we received payment of $5.0 million from one customer. Other significant adjustments to reconcile net loss to cash provided by operating activities included net increases in accounts receivable and decreases in accounts payable aggregating approximately $1.4 million.

~30~

Cash Used For Investing Activities

Cash used for investing activities was $294,000 for the three months ended March 31, 2007. This figure reflects the release of $201,000 restricted cash and offset by $495,000 in leasehold improvement for our new headquarter facility. Cash used in investing activities was $21,000 for the three months ended March 31, 2006 primarily consisted of the purchase of property and equipment. Our capital expenditures consisted of purchases of operating resources to manage our operations and consisted primarily of leaseholds improvement for our new headquarters.

Cash Provided By (Used For) Financing Activities

Cash provided by financing activities was $498,000 for the three months ended March 31, 2007, primarily consisting of cash received in connection with the issuance of common stock. Cash used in financing activities was $112,000 for the three months ended March 31, 2006, mainly as a result paying down bank term debt.

Leases and Other Contractual Obligations

We lease our headquarters facility and our other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of March 31, 2007, under noncancelable operating lease agreements, is as follows (in millions):

Operating
Years Ending December 31,	Leases
2007	$2.4
2008	1.9
2009	1.7
2010	1.3
2011 and thereafter	1.6
Total minimum lease payments	$8.9

    Restricted cash represents collateral for letters of credit, all of which are due to mature within one year.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2007 and 2006. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

~31~

ITEM 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and that such information is accumulated and communicated to our management, including the individual who serves as our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by Rules 15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. This conclusion was based on the identification of one previously reported material weakness in internal control over financial reporting as of December 31, 2006, which we are unable to conclude had been remediated as of March 31, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

~32~

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and we are in the process of remediating the material weakness that existed at December 31, 2006 and March 31, 2007.

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

While we generated positive operating income and cash flow in the twelve months ended March 31, 2007, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. We also generated GAAP loss in the first quarter of 2007. As of March 31, 2007, we had an accumulated deficit of approximately $1.2 billion.

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

~33~

Because our quarterly operating results are volatile and difficult to predict, our quarterly operating results in one or future periods are likely to fluctuate significantly, which could cause our stock price to decline if we fail to meet the expectations of securities analysts or investors.

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2006, our revenues declined 22%, 23%, 18%, 1%, and 13% respectively, as compared to the previous quarters. In the quarters ended June 30, 2006, and September 30, 2006, our revenue increased 1%, and 7% respectively, as compared to the previous quarters. In the quarters ended December 31, 2006 and March 31, 2007, our revenue declined 4%, and 2% respectively, as compared to the previous quarters. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.

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

~34~

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

~35~

Our management identified a material weakness in the effectiveness of our internal control over financial reporting as of December 31, 2005 and as of December 31, 2006. The 2005 material weakness caused restatement of our historical operating results. Additional material weaknesses may be discovered and additional restatements may be required in the future.

We previously reported that as of March 31, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with U.S. generally accepted accounting principles. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to restate several prior quarters. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that was also a material weakness in the operation of entity-level controls.

In 2006 we hired several new full-time employees, and we believe that as of December 31, 2006, we have retained a sufficient number of experienced personnel in our accounting and finance organization to enable us to address the material weakness that existed as of December 31, 2005. These new hires have augmented the capabilities of our organization, but in many cases they replaced employees or part-time contractors who had left us for various reasons. In addition, two members of our accounting staff that we hired in the third quarter of 2006 left in early 2007. This continued turnover has caused a reduction in our institutional knowledge regarding historical events. While we believe that the recent additions to our accounting and finance organization continue to gain familiarity with the complex issues relating mainly to our historical operations, as of March 31, 2007 we have been unable to significantly reduce the rate of turnover in the organization and the full organization had not yet been in place for a sufficient amount of time to allow us to conclude that no material weakness existed as of March 31, 2007. If we are not successful in retaining experienced personnel in our accounting and finance organization in order to sufficiently address the reduction in institutional knowledge referenced above, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.

Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) in the region in which we compete there are many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with our complex accounting issues relating to our historical operations Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Inferior internal control could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

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

~36~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003, 337 at the end of 2004, 181 at the end of 2005, and 159 at the end of 2006. On March 31, 2007, we had approximately 169 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

~37~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least March 31, 2008. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~38~

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

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2006, approximately 40% of our revenues were derived from international sales. In the three months ended March 31, 2007, approximately 46% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~39~

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

~40~

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

~41~

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

As of April 30, 2007, Dr. Pehong Chen, our Chairman, CEO and interim CFO, beneficially owned approximately 42.0 million shares of our common stock, which represents approximately 39% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

  •   the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

  •   any determinations with respect to mergers and other business combinations;

  •   our acquisition or disposition of assets;

  •   our financing activities; and

  •   the payment of dividends on our capital stock.

This control by Dr. Chen could depress the market price of our common stock or delay or prevent a change in control of BroadVision.

~42~

Our stock price has been highly volatile.

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and May 10, 2007. On May 10, 2007 the closing price of BroadVision common stock was $2.76 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 4. Submission of Matters to a Vote of Security Holders

    Not applicable.

Item 5. Other Information

    Not applicable.

~43~

Item 6. Exhibits

(a) Exhibits
Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1 (5)	Sublease dated December 21, 2006 between BroadVision, Inc. and Dexterra, Inc.
10.2 (6)	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.
10.3 (6)	BroadVision, Inc. Severance Benefit Plan.
10.4 (6)	2007 Employee Profit Sharing Plan Framework Document.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 26, 2007.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed January 10, 2007.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 30, 2007.

~44~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 14, 2007	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer

~45~

EXHIBIT INDEX
Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3(4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3.
10.1 (5)	Sublease dated December 21, 2006 between BroadVision, Inc. and Dexterra, Inc.
10.2 (6)	Form of Restricted Stock Bonus Agreement under 2006 Equity Incentive Plan.
10.3 (6)	BroadVision, Inc. Severance Benefit Plan.
10.4 (6)	2007 Employee Profit Sharing Plan Framework Document.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 26, 2007.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed January 10, 2007.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed March 30, 2007.

~46~