Form 10-K/A
period 2006-12-31
BROADVISION INC
filed 2007-05-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________

Form 10-K/A
Amendment No. 1

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2006
or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number 0-28252
________________

BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)
1600 Seaport Blvd., 5th Fl., North Bldg., Redwood City, CA 94063
(Address of principal executive offices, including zip code)

(650) 331-1000
(Registrant's telephone number, including area code)
________________

Securities Registered Pursuant to Section 12(g) of the Act:

Common Stock, $0.0001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of June 30, 2006, based on the last sale price on the Pink Sheets, 28,644,176 shares of the registrant's common stock, having an aggregate market value of approximately $14,322,088, were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

On February 28, 2007, the registrant had 106,566,567 shares of common stock outstanding.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K/A
FOR THE FISCAL YEAR ENDED DECEMBER 31, 2006

Explanatory Note to Form 10-K Amendment No. 1

This Amendment No. 1 (this "Amendment") to the Annual Report on Form 10-K for the fiscal year ended December 31, 2006 (the "Form 10-K") of BroadVision, Inc. is being filed:

(a) to amend Item 9A of Part II of the Form 10-K to add an explicit statement regarding changes to internal controls in the fourth quarter of 2006 and to provide information relating to the identified material weakness, including relating to the identification of the weakness and the expected cost of and timing for remediating the weakness; and

(b) to amend the Exhibit Index to remove certain items.

No other changes have been made to Items 9A and the Exhibit Index.

PART II

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

~1~

As we previously reported, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2005, and this assessment identified one material weakness. Specifically, as of December 31, 2005, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with Generally Accepted Accounting Principles (GAAP). For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to restate several prior quarters. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that was also a material weakness in the operation of entity-level controls.

In 2006 we hired several new full-time employees, and we believe that as of December 31, 2006 we have retained a sufficient number of experienced personnel in our accounting and finance organization to enable us to address the material weakness that existed as of December 31, 2005. These new hires have augmented the capabilities of our organization, but in many cases they replaced employees or part-time contactors who had left the Company for various reasons. This turnover has caused a reduction in our institutional knowledge regarding historical events. While we believe that the recent additions to our accounting and finance organization continue to gain familiarity with the complex issues relating mainly to our historical operations, as of December 31, 2006 the full organization had not yet been in place for a sufficient amount of time to allow us to conclude that no material weakness existed as of December 31, 2006. Accordingly, when our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, this assessment identified one material weakness. If we are not successful in retaining experienced personnel in our accounting and finance organization in order to sufficiently address the reduction in institutional knowledge referenced above, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.

We anticipate that we will be able to remediate the material weakness that existed as of December 31, 2006 by the end of 2007, but we cannot provide assurance that we will be successful in doing so. Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) in the region in which we compete there are many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with our complex accounting issues relating to our historical operations. One Senior Accountant who joined the Company in the third quarter of 2006 left in January 2007. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Remediating the material weakness that existed as of December 31, 2006 will require us to incur the recruiting and compensation costs necessary to attract and retain an adequate staff of qualified accounting and finance personnel. These costs may be higher than normal due to the importance to us of remediating this weakness, but we do not anticipate that any incremental costs associated with this remediation effort will be material.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended December 31, 2006 that has materially affected, or that is reasonably likely to materially affect, our internal control over financial reporting.

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

~2~

SIGNATURES

Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

BROADVISION, INC.
Date:	May 15, 2007	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer

Signature	Title	Date

/s/ Pehong Chen		May 15, 2007
Pehong Chen	Chairman of the Board, President, Chief Executive Officer, and (Principal Executive Officer)

/s/ Pehong Chen
Pehong Chen	Interim Chief Financial Officer (Principal Accounting Officer)	May 15, 2007

/s/ Francois Stieger		May 15, 2007
Francois Stieger	Director

/s/ James D. Dixon*		May 15, 2007
James D. Dixon	Director

/s/ Robert Lee*		May 15, 2007
Robert Lee	Director

*By Pehong Chen, as Attorney-In-Fact
/s/ Pehong Chen		May 15, 2007
Pehong Chen

~3~

EXHIBIT INDEX TO FORM 10-K

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2006

INDEX TO EXHIBITS
Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(4)	Certificate of Amendment of Certificate of Incorporation.
3.3(12)	Amended and Restated Bylaws.
3.4(16)	Certificate of Amendment of Certificate of Incorporation.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(9)	Registration Rights Agreement dated November 10, 2004 among the Company and certain investors listed on Exhibit A thereto.
4.3(13)	Registration Rights Agreement dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(6)(a)	BroadVision, Inc. Equity Incentive Plan as amended through May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option Agreement under the Equity Incentive Plan.
10.3(15)(a)	BroadVision, Inc. 2006 Equity Incentive Plan.
10.4(6)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.5(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.6(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.7(2)	Lease dated February 5, 1997 between the Company and Martin/Campus Associates, L.P.
10.8(3)(a)	BroadVision, Inc. 2000 Non-Officer Equity Incentive Plan.
10.9(5)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.10(7)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between the Company and Pacific Shores Investors, LLC.
10.11(7)	Warrant to Purchase up to 700,000 share of common stock, dated July 7, 2004, issued to Pacific Shores Investors, LLC.
10.12(7)	Triple Net Space Lease, dated as of July 7, 2004, between the Company and Pacific Shores Investors, LLC.
10.13(8)	Securities Purchase Agreement dated as of November 10, 2004.
10.14(10)	Settlement Agreement dated for reference purposes February 4, 2005, by and between the Company and Metropolitan Life Insurance Company.

~4~

10.15(11)	Debt Conversion Agreement dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.16(14)(a)	Form of Restricted Stock Bonus Agreement under the Equity Incentive Plan.
10.17(17)	Sublease Agreement, dated December 21, 2006, between the Company and Dexterra, Inc.
10.18(18)(a)	BroadVision, Inc. Severance Benefit Plan.
21.1(13)	Subsidiaries of the Company.
23.1	Consent of BDO Seidman, LLP.
23.2	Consent of Stonefield Josephson, Inc.
23.3	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature page hereto.
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 1996 filed on March 31, 1997.
(3)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 2003.
(4)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(5)	Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002.
(6)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 1, 2002.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed on August 9, 2004.
(8)	Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004.
(9)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 1, 2005.
(10)	Incorporated by reference to the Company's Current Report on Form 8-K filed on February 16, 2005.
(11)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(12)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2005 filed on June 9, 2006.
(13)	Incorporated by reference to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2005, filed on June 9, 2006.
(14)	Incorporated by reference to the Company's Form 10-Q for the quarter ended March 31, 2006 filed on August 10, 2006.
(15)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 6, 2006.
(16)	Incorporated by reference to the Company Annual Report on Form 10-K for the fiscal year ended December 31, 2006, filed on March 27, 2007.
(17)	Incorporated by reference to the Company's Current Report on Form 8-K filed on January 10, 2007.
(18)	Incorporated by reference to the Company's Current Report on Form 8-K filed on March 30, 2007.

(a)	Represents a management contract or compensatory plan or arrangement.

~5~

EXHIBIT INDEX TO AMENDMENT NO. 1

Exhibit Number	Exhibit Description
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company, as required by Rule 13a-14(a) or Rule 15d-14(a).

~6~