Form 10-Q
period 2007-06-30
BROADVISION INC
filed 2007-08-07
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2007
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
Yes ☐      No ☑
As of July 31, 2007 there were 108,326,267 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2007

SIGNATURES	41
EXHIBIT 31.1
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$46,167	$37,003
Accounts receivable, less allowance for doubtful accounts of $504 as of June 30, 2007 and $1,141 as of December 31, 2006	8,640	10,106
Prepaids and other	1,558	1,108
Restricted cash, current portion	796	997
Total current assets	57,161	49,214
Property and equipment, net	945	1,144
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	507	518
Total assets	$84,679	$76,942
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,180	$1,249
Accrued expenses	8,711	10,538
Warrant liability	5,848	1,610
Unearned revenue	4,304	6,278
Deferred maintenance	10,890	10,584
Total current liabilities	30,933	30,259
Other non-current liabilities	2,672	3,429
Total liabilities	33,605	33,688
Commitments and contingencies
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of June 30, 2007 and 10,000 shares authorized as of December 31, 2006; none issued and outstanding	-	-
Common stock, $0.0001 par value; 280,000 shares authorized and 107,484 shares issued and outstanding as of June 30, 2007; 2,000,000 shares authorized and 106,523 shares issued and outstanding as of December 31, 2006	10	10
Additional paid-in capital	1,254,542	1,253,135
Accumulated other comprehensive income	248	168
Accumulated deficit	(1,203,726)	(1,210,059)
Total stockholders' equity	51,074	43,254
Total liabilities and stockholders' equity	$84,679	$76,942

* Derived from audited consolidated financial statements filed in the Company's 2006 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements
~1~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE  INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$5,494	$3,627	$11,228	$6,509
Services	7,774	9,102	14,785	18,844
Total revenues	13,268	12,729	26,013	25,353
Cost of revenues:
Cost of software licenses	22	142	34	204
Cost of services	2,215	3,496	4,608	7,554
Total cost of revenues	2,237	3,638	4,642	7,758
Gross profit	11,031	9,091	21,371	17,595
Operating expenses:
Research and development	2,483	2,405	5,138	5,036
Sales and marketing	1,781	1,982	3,850	4,363
General and administrative	1,479	3,239	2,546	4,977
Restructuring charge (credit)	306	(15)	584	475
Total operating expenses	6,049	7,611	12,118	14,851
Operating income	4,982	1,480	9,253	2,744
Interest income, net	555	125	910	232
Gains (losses) on revaluation of warrants	3,104	(16)	(4,238)	(386)
Other income, net	29	226	305	262
Income before provision for income taxes	8,670	1,815	6,230	2,852
Provision for income taxes	(230)	(65)	(286)	(221)
Net income	$8,440	$1,750	$5,944	$2,631
Basic income per share	$0.08	$0.03	$0.06	$0.05
Diluted income per share	$0.08	$0.03	$0.05	$0.05
Shares used in computing:
Weighted average shares-basic	107,424	69,151	107,047	56,055
Weighted average shares-diluted	111,035	69,151	110,027	56,055
Comprehensive income:
Net income	$8,440	$1,750	$5,944	$2,631
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	106	(180)	80	(196)
Total comprehensive income	$8,546	$1,570	$6,024	$2,435

See Accompanying Notes to Condensed Consolidated Financial Statements
~2~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2007	2006
Cash flows from operating activities:
Net income	$5,944	$2,631
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	609	549
(Reversal of) allowance for doubtful accounts	(637)	554
Stock based compensation	593	308
Losses on revaluation of warrants	4,238	386
Changes in operating assets and liabilities:
Accounts receivable	2,103	2,264
Prepaids and other	(445)	147
Other non-current assets	6	134
Accounts payable and accrued expenses	(1,259)	(2,000)
Restructuring accrual	(406)	(494)
Unearned revenue and deferred maintenance	(1,668)	3,437
Other non-current liabilities	(596)	491
Net cash provided by operating activities	8,482	8,407
Cash flows from investing activities:
Purchase of property and equipment	(413)	(98)
Transfer from restricted cash	201	-
Net cash used for investing activities	(212)	(98)
Cash flows from financing activities:
Repayments of bank line of credit and term debt	-	(227)
Proceeds from issuance of common stock, net	814	128
Net cash provided by (used for) financing activities	814	(99)
Effect of exchange rates on cash and cash equivalents	80	196
Net increase in cash and cash equivalents	9,164	8,406
Cash and cash equivalents at beginning of period	37,003	4,849
Cash and cash equivalents at end of period	$46,167	$13,255
Supplemental information of non-cash financing and investing activities:
Exchange of convertible debt to common stock	$-	$20,535
Reclassification of tax liability to accumulated deficit	$388	$-
Conversion of accrued interest to equity	$-	$167

 See Accompanying Notes to Condensed Consolidated Financial Statements
~3~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, "we" or "our") was incorporated in the state of Delaware on May 13, 1993 and has been a publicly traded corporation since 1996. We develop, market, and support enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June 30, 2007 and 2006 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K filed with the SEC on March 27,2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and six months ended June 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Based on our internal forecasts and projections, we believe that our cash resources at June 30, 2007 will be sufficient to fund our operations through at least June 30, 2008.  At June 30, 2007, our current assets exceeded our current liabilities by approximately $26.2 million. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as these become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Use of Estimates

    The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the collectibility of accounts receivables, the value assigned to and the estimated useful lives of long-lived assets, the realization of goodwill and deferred tax assets, and the valuation of stock-based compensation, the reasonableness of the restructuring reserves, the determination of contingent liabilities and the valuation of debt and equity securities. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from estimates.
~4~

Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons using the product or based on the number of CPUs on which the product is installed. Licenses for software for which fees are charged based upon the number of persons using the product include licenses for development use and licenses for use by registered users of the customer's website (deployment use). Licenses for software for which fees are charged on a per-CPU basis differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"), and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). We apply the separation criteria in Emerging Issues Task Force ("EITF"), "Revenue Arrangements with Multiple Deliverables" ("EITF 00-21") to determine whether our arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element.

Software License Revenue

We license our products through our direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list prices. We do not grant resellers the right of return.

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
~5~

Our consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services ("BVGS") organization. The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Employee Stock Benefit Plans

2006 Equity Incentive Plan: At our 2006 annual meeting on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"), under which 3,500,000 shares of common stock are reserved for issuance. Our 1996 Equity Incentive Plan  was terminated and replaced by the Equity Plan. Under the Equity Plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the prior date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by us at the original purchase price of the stock upon termination of employment. Our right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. For the six months ended June 30, 2007 and 2006, no shares were repurchased, respectively.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 6,000,000 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not officers or directors. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.  The 2000 Non-Officer Plan is not subject to approval by our stockholders.

2006 Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase. The Board of Directors has authorized sequential one-year offerings beginning on July 1 of each year and extending until June 30 of the following year.

As of June 30, 2007, we had 153,303 shares available for issuance under the Purchase Plan. However, an amendment to our Purchase Plan was approved by our stockholders at the 2007 annual meeting, held on June 5, 2007, that will add an additional 2,000,000 shares to the number of share of common stock issuable under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Under APB No. 25, Accounting for Stock Issued to Employees, we were not required to recognize stock-based compensation expense for the cost of shares issued under the Purchase Plan within certain criteria. Upon adoption of SFAS 123 (revised 2004), Share-Based Payment ("SFAS 123R") (effective January 1, 2006), we began recording stock-based compensation expense related to the Purchase Plan.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period.
~6~

Stock-based compensation is classified in the Condensed Consolidated Income Statements in the same expense line items as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Income Statements for the three and six months ended June 30, 2007 and 2006:

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Cost of services	$55,942	$24,395	$109,764	$48,665
Research and development	109,993	55,137	232,229	128,967
Sales and marketing	69,269	33,884	137,201	72,254
General and administrative	58,152	26,669	114,008	58,199
	$293,356	$140,085	$593,202	$308,085

On November 10, 2005, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position No. FAS 123(R)-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards". We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our results of operations and financial condition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. The expected term of options represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided in SAB 107. The risk-free interest rate for periods related to the expected life of the options is based on the comparable U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of our stock over the expected life of the option.  The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. For the six-month periods ended June 30, 2007 and 2006, we used forfeiture rates of 9% and 11%, respectively, based on an analysis of historical data. The following assumptions were used to determine stock-based compensation during the three and six months ended June 30, 2007 and 2006:

	Six Months Ended June 30,
	2007	2006
Expected life (in years)	6.00	6.00
Risk-free interest rate	4.94%	5.00%
Expected volatility	97.23%	85.00%
Expected dividend	-%	-%
Forfeiture rate	9.00%	11.00%

    As of June 30, 2007, we had reserved 9,269,884 common shares for future issuance upon the exercise of outstanding stock options and warrants.

Our Chairman and Chief Executive Officer ("CEO") has options to purchase 1,704,444 shares of common stock at an average exercise price of $38.60 per share. The table below is a summary of options granted to him through June 30, 2007:

Date	Options	Exercise		Vesting Period
Granted	Granted	Price	Vested	(months)
6/23/1999	500,000	$60.00	500,000	60
5/25/2001	500,000	66.51	500,000	48
11/27/2001	4,444	35.01	4,444	24
2/19/2002	55,555	18.63	55,555	48
10/30/2002	644,445	2.16	644,445	48
Totals	1,704,444		1,704,444
~7~

Activity in our Equity Plan for the six months ended June 30, 2007, is as follows:

	Six Months Ended,
	June 30, 2007
			Weighted -
		Weighted -	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	('000)	Price	Term	('000)
Outstanding at December 31, 2006	6,239	$13.48
Granted	259	1.21
Exercised	(454)	0.58		$791
Forfeited	(19)	1.07
Expired	(40)	20.31
Outstanding at June 30, 2007	5,985	$13.92	6.86	$4,547
Vested and expected to vest at June 30, 2007	5,899	$14.10	6.82	$4,442
Exercisable at June 30, 2007	4,312	$19.05	6.05	$2,356

We grant options outside of our Equity Plan under the 2000 Non-Officer Plan and pursuant to non-plan grants. The terms of these options are generally identical to those granted under our Equity Plan. A summary of options outside of the Equity Plan for the six months ended June 30, 2007, is presented below:

	Six Months Ended,
	June 30, 2007
			Weighted -
		Weighted -	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	('000)	Price	Term	('000)
Outstanding at December 31, 2006	765	$9.70
Granted	-	-
Exercised	(108)	1.24		$164
Forfeited	(17)	5.72
Expired	-	-
Outstanding at June 30, 2007	640	$11.23	6.85	$565
Vested and expected to vest at June 30, 2007	635	$11.32	6.84	$557
Exercisable at June 30, 2007	502	$14.18	6.31	$360

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options for which the quoted price was in excess of the exercise price at June 30, 2007. As of June 30, 2007, the total compensation cost related to the non-vested stock options, net of estimated forfeitures, is approximately $480,000 for the remainder of year 2007, $337,000 for year 2008, $83,000 for year 2009, and $3,000 for year 2010.
~8~

Earnings Per Share Information

Basic income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, , and shares subject to repurchase, if any using the as-if converted method. There were 2.7 million and 11.4 million potential common shares excluded from the determination of diluted net income per share for the three months ended June 30, 2007 and 2006, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. There were 3.4 million and 10.3 million potential common shares excluded from the determination of diluted net income per share for the six months ended June 30, 2007 and 2006, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. The following table sets forth the basic and diluted (loss) income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Net income	$8,440	$1,750	$5,944	$2,631
Weighted-average common shares outstanding used to compute basic income per share	107,424	69,151	107,047	56,055
Weighted-average common equivalent shares from outstanding common stock options and warrants	3,611	-	2,980	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted income per share	111,035	69,151	110,027	56,055
Basic income per share	$0.08	$0.03	$0.06	$0.05
Diluted income per share	$0.08	$0.03	$0.05	$0.05

Legal Proceedings

    We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Income Statements. For the six-month periods ended June 30, 2007, and 2006, translation gain and (loss) was $80,000, and ($196,000), respectively. These amounts are included in the accumulated other comprehensive income account in the Condensed Consolidated Balance Sheets.

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

Our cash and cash equivalents, and restricted cash consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Cash and certificates of deposits	$20,759	$15,830
Money market	25,408	21,173
Total cash and equivalents	$46,167	$37,003

Valuation of Long-Lived Assets

We adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Pursuant to SFAS 142, we are required to test our goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of our fair value to our net book value. If our fair value is greater, then no impairment is deemed to have occurred. If our fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. There were no impairment charges recognized by us for the six-month periods ended June 30, 2007 and 2006, respectively.
~9~

Reclassification

Certain reclassifications have been made to prior period balances to conform to current period financial statement presentation.

Comprehensive Income

    Comprehensive income includes net income and other comprehensive income, which primarily consists of foreign currency translation adjustments. Total comprehensive income is presented in the accompanying Condensed Consolidated Income Statements. Total accumulated other comprehensive income is displayed as a separate component of stockholder's equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances for each classification of comprehensive income consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive Income
Balance, December 31, 2006	$168
Net change during period	80
Balance, June 30, 2007	$248

Recent Accounting Pronouncements

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our consolidated results of operations and financial position.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial position.

Note 2. Selected Balance Sheet Detail

    Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Furniture and fixtures	$737	$795
Computers and software	13,297	14,547
Leasehold improvements	5,322	5,007
	19,356	20,349
Less accumulated depreciation and amortization	(18,411)	(19,205)
	$945	$1,144
~10~

    Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Employee benefits	$1,178	$961
Commissions and bonuses	871	885
Sales and other taxes	1,776	2,000
Income tax and tax contingency reserves	848	1,378
Restructuring (See Note 6)	1,024	1,272
Customer advances	382	654
Royalties	1,745	1,745
Other	887	1,643
Total accrued expenses	$8,711	$10,538

Note 3. Warrants and Other Non-Current Liabilities

As of June 30, 2007, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
Description	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	4,206,811	1.48
Other issued in connection with revenue transactions in 2000	620	435.98
Total warrants	4,907,431

Warrant liability consisted of the following (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Warrants related to real estate buy out	$451	$79
Warrants related to the notes	5,397	1,531
	$5,848	$1,610

Warrants issued to landlord in real estate buyout transaction in August 2004

The warrants issued to our landlord in connection with the August 2004 real estate buyout transaction have a term of five years and became exercisable beginning in August 2005. The warrants have not been exercised as of June 30, 2007.

In accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock ("EITF 00-19"), the warrants issued to the landlord have been included in our condensed consolidated financial statements as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three months ended June 30, 2007 and 2006, we recorded gains (losses) related to the revaluation of warrants to landlord of approximately $311,000 and $(1,000), respectively.  For the six months ended June 30, 2007 and 2006, we recorded (losses) gains related to the revaluation of warrants to landlord of approximately $(372,000) and $13,000, respectively.  These gains (losses) are included in gain (loss) on revaluation of warrants in the accompanying Condensed Consolidated Income Statements. If the warrants are exercised prior to their termination, their carrying value at the time of exercise will be transferred to equity.

Warrants issued to convertible note investors in November 2004

In November 2004, we issued $16.0 million in convertible notes (the "Notes") to unaffiliated investors.  In November 2005, the Notes were purchased by an entity controlled by Dr. Pehong Chen, our Chairman and Chief Executive Officer.  In March 2006, the Notes were cancelled and exchanged for 34.5 million shares of our common stock.
~11~

The warrants issued to the original Notes purchasers in November 2004, which were initially exercisable to purchase 1,739,130 shares at an exercise price of $3.58 per share, the warrants were adjusted twice during 2006. Pursuant to an anti-dilution provision of the warrants and as triggered by (i) the conversion of the Notes into shares of our common stock and (ii) the rights offering, the exercise price of the warrants and the number of shares underlying the warrants were adjusted in March 2006 and November 2006, respectively. We recorded a charge of $574,000 and $282,000 in our consolidated financial statements for the quarters ended December 31, 2006 and March 31, 2006, respectively, to reflect these adjustments. All other terms of the warrants remained unchanged. As of June 30, 2007, the warrants are exercisable for 4,206,811 shares of our common stock at an exercise price of $1.48 per share. The warrants were first exercisable on May 10, 2005 and may be exercised on or prior to May 10, 2010. Any warrants not exercised prior to such time will expire. No warrants had been exercised as of June 30, 2007.  In July 2007, a total of 341,000 shares of common stock were issued as a result of certain warrants being exercised (see Note 9).

In accordance with EITF 00-19, the warrants issued to the original Notes purchasers have been included in our consolidated financial statements as a short-term liability and were originally valued at fair value on the date of issuance. The warrants are revalued each period until and unless the warrants are exercised. For the three months ended June 30, 2007 and 2006, we recorded gains (losses) related to the revaluation of warrants to the Note holders of approximately $2,793,000 and $(15,000), respectively.  For the six months ended June 30, 2007 and 2006, we recorded (losses) related to the revaluation of warrants to the Note holders of approximately $(3,866,000) and $(399,000), respectively.  These gains (losses) are included in gain (loss) on revaluation of warrants in the accompanying Condensed Consolidated Income Statements. If the warrants are exercised prior to their termination, their carrying value at the date of exercise will be transferred to equity.

Effective January 1, 2007, we adopted FASB Staff Position EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP"). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other GAAP without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration statement obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies, when the payment of liquidated damages becomes probable and can be reasonably estimated.

 Pursuant to the terms of the registration rights agreement entered into with the warrant holders in connection with the Note financing, if all of the shares underlying the warrants cannot be sold (other than during certain grace periods as set forth in the registration rights agreement) pursuant to the registration statement, then, as partial relief for the damages to any holder of shares underlying the warrants, by reason of any such reduction of such holders' ability to sell the underlying shares we shall pay an amount in cash equal to one percent of the amount such holder paid to us in consideration for the Notes and warrants, per month (such payments accruing beginning on the first day in which such shares can not be sold) until such shares can again be sold pursuant to the registration statement. Our potential payment obligation under this provision of the registration rights agreement is uncapped. In the event we fail to make any such payments in a timely manner, such payments shall bear interest at the rate of one percent per month (prorated for partial months) until paid in full.

We have made no such payments to date, and are currently maintaining an effective registration statement for the above warrants; therefore, we have not recognized a liability for such contingent obligations in accordance with the provisions of the FSP.

Gains (losses) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Warrants related to the Notes	$2,794	$(15)	$(3,866)	$(399)
Warrants related to real estate buyout	311	(1)	(372)	13
Gains (losses) on revaluation of warrants	$3,105	$(16)	$(4,238)	$(386)
~12~

Other Non-Current Liabilities

    Other non-current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Restructuring (Note 6)	$1,132	$1,290
Deferred maintenance and unearned revenue	909	1,739
Other	631	400
Total other non-current liabilities	$2,672	$3,429

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with documentation, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2007 and 2006.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the Agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnifications provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2007 and 2006.

We have agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2007 or 2006. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancellable operating lease agreements expiring in or prior to the year 2012. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancellable operating lease agreements is as follows (in millions):

Operating
Years Ending December 31,	Leases
2007	$1.6
2008	2.0
2009	1.8
2010	1.3
2011 and thereafter	1.6
Total minimum lease payments	$8.3

These future minimum lease payments are net of approximately $3.9 million of sublease income to be received under sublease agreements. As of June 30, 2007, we have accrued $1.8 million of estimated future facilities costs as a restructuring accrual.
~13~

Standby Letter of Credit Commitments

    As of June 30, 2007, we had $1.8 million of outstanding commitments in the form of standby letters of credit, primarily in favor of our various landlords to secure obligations under our facility leases.

Note 5. Geographic, Segment and Significant Customer Information

    We operate in one segment, electronic business commerce solutions. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific). We consider our CEO to be our chief operating decision-maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2007	2006	2007	2006
Software licenses	$5,494	$3,627	$11,228	$6,509
Consulting services	1,852	3,153	3,138	6,995
Maintenance	5,922	5,949	11,647	11,849
Total revenues	$13,268	$12,729	$26,013	$25,353

We sell our products and provide services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and ASPs. In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators. We provide services worldwide through our BroadVision Global Services Organization and indirectly through distributors, VARs, ASPs, and systems integrators. We currently operate in three primary geographical territories, Americas, Europe and Asia/Pacific.

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
	2007	2006	2007	2006
Revenues:
Americas	$8,498	$10,633	$15,408	$20,652
Europe	2,808	1,350	6,818	2,621
Asia/Pacific	1,962	746	3,787	2,080
Total revenues	$13,268	$12,729	$26,013	$25,353

	June 30,	December 31,
	2007	2006
Long-Lived Assets:	(unaudited)
Americas	$25,852	$26,025
Europe	83	104
Asia/Pacific	76	81
Total long-lived assets	$26,011	$26,210

    During the three months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of our revenues.  During the six months ended June 30, 2007 and 2006, no single customer accounted for more than 10% of our revenues.
~14~

Note 6. Restructuring Charges

Through June 30, 2007, we approved restructuring plans to, among other things, reduce our workforce and consolidate our facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges, and as follows:

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

The severance and termination costs and excess facilities costs we record under these provisions are not associated with nor do they benefit continuing activities.

    As of June 30, 2007, the total restructuring accrual of $2.2 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and termination	$0.4	$-	$0.4
Excess facilities	0.6	1.2	1.8
Total	$1.0	$1.2	$2.2

    We estimate that the $0.4 million severance and termination accrual will be nearly paid in full by December 31, 2007. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total future
minimum
Years ending December 31,	payments
2007	$0.4
2008	0.5
2009	0.6
2010	0.2
2011 and thereafter	0.1
Total minimum facilities payments	$1.8
~15~

    The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS 146 (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended June 30, 2007
Lease cancellations and commitments	$118	$2	$(62)	$59
Termination payments to employees and related costs	-	-	-	-
	$118	$2	$(62)	$59
Three Months Ended June 30, 2006
Lease cancellations and commitments	$4,296	$-	$103	$4,399
Termination payments to employees and related costs	103	-	(65)	38
	$4,399	$-	$38	$4,437

Six Months Ended June 30, 2007
Lease cancellations and commitments	$77	$113	$(131)	$59
Termination payments to employees and related costs	-	-	-	-
	$77	$113	$(131)	$59
Six Months Ended June 30, 2006
Lease cancellations and commitments	$4,188	$108	$103	$4,399
Termination payments to employees and related costs	105	374	(441)	38
	$4,293	$482	$(338)	$4,437

    The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended June 30, 2007
Lease cancellations and commitments	$1,966	$300	$(525)	$1,741
Termination payments to employees and related costs	352	4	-	356
	$2,318	$304	$(525)	$2,097
Three Months Ended June 30, 2006
Lease cancellations and commitments	$2,223	$(15)	$(216)	$1,992
Termination payments to employees and related costs	319	-	13	332
	$2,542	$(15)	$(203)	$2,324

Six Months Ended June 30, 2007
Lease cancellations and commitments	$2,138	$462	$(859)	$1,741
Termination payments to employees and related costs	347	9	-	356
	$2,485	$471	$(859)	$2,097
Six Months Ended June 30, 2006
Lease cancellations and commitments	$2,651	$(7)	$(652)	$1,992
Termination payments to employees and related costs	311	-	21	332
	$2,962	$(7)	$(631)	$2,324
~16~

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

Note 7. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes("SFAS 109"). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

We recognized a $388,000 decrease in liability and an increase in stockholder's equity for unrecognized tax benefits related to tax positions taken in prior periods in the first quarter of 2007. Additionally, we reclassified $160,000 from current taxes payable to long-term taxes payable as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities in the first quarter of 2007.

Despite the adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes has not changed.

Our total amount of unrecognized tax benefits as of January 1, 2007 (FIN48 adoption date) and June 30, 2007 was $548,000 and $160,000, respectively. Total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $548,000 and $160,000 as of January 1, 2007 and June 30, 2007, respectively.

The tax years 1993 to 2006 remain open in several jurisdictions, none of which have individual significance.

Note 8. Related Party Transactions

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total contract value is $132,000.  For the six months ended June 30, 2007, $75,000 was recognized as revenue. We have not received payment for the contract as of June 30, 2007.

Note 9. Subsequent Event

In July 2007, we issued 341,000 shares of common stock upon exercise of certain warrants issued in connection with our convertible note transaction in November 2004 (see Note 3).  We received $504,680 in cash payment based on an aggregate exercise price of $1.48 for such shares.
~17~

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

Overview

Since 1993, we have been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. We have more than 500 customers - including Audible.com, Baker Hughes, Cardinal Health, Citibank, Hilti, Japan Airlines, Renault, Sears, Sony, Standard Chartered Bank, Vodafone, U.S. Air Force, Yomiuri Shinbun and Xerox.

Our objective is to further our position as a global supplier of web-based, self-service applications. This will require us to continue to build new functionality into our applications to offer our customers a compelling value proposition to license our products rather than design and build custom solutions.

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

From 2001 to 2005, we incurred significant losses and negative cash flows from our operations. In fiscal years 2004 and 2005, we incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. Although we generated net income in 2006 and believe that our future cash flows will benefit from these events, our ability to generate profits or positive cash flows in future periods remains uncertain.

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

As of June 30, 2007, we are more than halfway through implementing a 24-month turnaround plan. To date under this plan we have implemented cost-cutting measures and we are beginning to see results from our marketing initiatives over the last six months.  In June, we officially launched eMerchandising, our first commerce server agnostic product. In addition, we will continue our integrated direct marketing, online, and print campaigns to promote Kona*Kukini based Portal, Commerce, and eMerchandising applications, which are being added to our current product platform and will culminate in the formal release of our updated product suite, BroadVision 8.1, during the last half of 2007. Our focus under this plan will be on delivering new products and technologies and generating demand among existing and potential new customers during the remainder of 2007.

In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at an effective price per share of $0.45. The primary purpose of the rights offering was to allow holders of our common stock on the record date an opportunity to further invest in BroadVision in order to maintain their proportionate interest in our common stock, at the same price per share as the per share price afforded to Dr. Chen in connection with his acquisition of shares of common stock in exchange for the cancellation of the Notes. The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $15.8 million in net proceeds. Dr. Chen's ownership was approximately 39% as a result of closing the rights offering in the fourth quarter of 2006.
~18~

In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we voluntarily delisted our common stock from the NASDAQ National Market ("NASDAQ") effective prior to the opening of trading on March 8, 2006. We had previously received a notice from NASDAQ stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on NASDAQ, and that we had until March 6, 2006 to regain compliance. On March 8, 2006, our common stock began trading only on the Pink Sheets®. On May 25, 2007, our common stock began trading on the OTC Bulletin Board ("OTCBB"). Quotations for our common stock are currently available through OTCBB under the trading symbol "BVSN", and we anticipate that such quotations will continue to be available.

In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen is currently serving as Chief Financial Officer on an interim basis until a permanent replacement is hired.

Critical Accounting Policies, Estimates and Judgments

    This management's discussion and analysis of our financial condition and results of operations is based upon our condensed consolidated financial statements, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to the collectibility of accounts receivables, the value assigned to and the estimated useful lives of long-lived assets, the realization of goodwill and deferred tax assets, and the valuation of stock-based compensation, the reasonableness of the restructuring reserves, the determination of contingent liabilities and the valuation of debt and equity securities. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our consolidated financial statements.

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At June 30, 2007, our current assets exceeded our current liabilities by approximately $26.2 million. Our management believes that our cash resources at June 30, 2007 will be sufficient to fund operations through at least June 30, 2008. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons using the product or based on the number of CPUs on which the product is installed. Licenses for software for which fees charged are based upon the number of persons using the product include licenses for development use and licenses for use by registered users of the customer's website (deployment use). Licenses for software for which fees charged are on a per-CPU basis differentiate between development and deployment usage. Our revenue recognition policies comply with SOP 97-2, as amended by SOP 98-9, and SAB 104.

We apply the separation criteria in EITF 00-21 to determine whether our arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element.
~19~

Software License Revenue

We license our products through our direct sales force and indirectly through resellers and ASP. In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectibility is not reasonably assured, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list price. We do not grant resellers the right of return.

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

Maintenance revenues, which include revenues bundled with software license agreements that grant our customers the right to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months.

Our consulting services, which consist of consulting, maintenance and training, are delivered through the BVGS organization. The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Receivable Reserves

 Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Losses from customer receivables in the three and six months ended June 30, 2007 and, 2006, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

Impairment Assessment

We adopted SFAS 142 on January 1, 2002. Pursuant to SFAS 142, we are required to test goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS  142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. Since we have only one reporting unit for purposes of applying SFAS  142, the first step requires a comparison of the fair value of BroadVision to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment. Our last impairment test was as of December 31, 2006. There were no events or circumstances from that date through June 30, 2007 indicating that a further assessment was necessary. As of June 30, 2007, our market capitalization was significantly higher than our book value.
~20~

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

We recognized a decrease in liability in the amount of $388,000 for unrecognized tax benefits related to tax positions taken in prior periods in the first quarter of 2007. Additionally, we reclassified $160,000 from current taxes payable to long-term taxes payable as FIN 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities in the first quarter of 2007.

Upon the adoption of FIN 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes has not changed.

Our total amount of unrecognized tax benefits as of January 1, 2007 (FIN48 adoption date) and June 30, 2007 was $548,000 and $160,000, respectively. Total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $548,000 and $160,000 as of January 1, 2007 and June 30, 2007, respectively.

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

We decided to accelerate vesting of these options in order to avoid recognizing compensation cost in our statements of operations as required under the provisions of SFAS 123R, which was effective as of January 1, 2006.

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
~21~

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

• Expected life of the stock option, which is estimated based on the historical stock option exercise behavior of our employees; and

• Expected forfeitures of stock options, which is estimated based on the historical turnover of our employees. Prior to adoption of SFAS 123R, we recognized forfeitures under SFAS 123 as they occurred.

In the future, we may elect to use different assumptions under the Black-Scholes valuation model or a different valuation model, which could result in a significantly different impact on our net income or loss.

Restructuring Charges

Through June 30, 2007, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment charges, as follows:

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
~22~

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

Our cash and cash equivalents, and restricted cash consisted of the following as of June 30, 2007 and December 31, 2006 (in thousands):

	June 30, 2007	December 31, 2006
	(unaudited)
Cash and certificates of deposits	$20,759	$15,830
Money market	25,408	21,173
Total cash and equivalents	$46,167	$37,003

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
~23~

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

Cash deposits in foreign countries of approximately $13.4 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions we use and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

At June 30, 2007 and 2006, no customer accounted for 10% or more of our accounts receivable balance. For the three month ended June 30, 2007, and 2006, no customer accounted for 10% or more of our total revenues.  For the six month ended June 30, 2007, and 2006, no customer accounted for 10% or more of our total revenues.

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

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Statements of Operations. For the six-month periods ended June 30, 2007, and 2006, translation gain (loss) was $80,000, and $(196,000), respectively. These amounts are included in the accumulated other comprehensive income account in the Condensed Consolidated Balance Sheets.

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

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our consolidated results of operations and financial position.
~24~

Results of Operations

Revenues

    Total revenues increased 5% during the three months ended June 30, 2007 to $13.3 million as compared to $12.7 million for the three months ended June 30, 2006. Total revenues increased 3% during the six months ended June 30, 2007 to $26.0 million as compared to $25.4 million for the six months ended June 30, 2006.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
June 30, 2007
Americas	$3,302	60%	$5,196	67%	$8,498	64%
Europe	1,368	25	1,440	19	2,808	21
Asia Pacific	824	15	1,138	14	1,962	15
Total	$5,494	100%	$7,774	100%	$13,268	100%
June 30, 2006
Americas	$3,131	86%	$7,502	82%	$10,633	84%
Europe	367	10	983	11	1,350	11
Asia Pacific	129	4	617	7	746	5
Total	$3,627	100%	$9,102	100%	$12,729	100%

Six Months Ended:
June 30, 2007
Americas	$6,414	57%	$8,994	61%	$15,408	59%
Europe	3,222	29	3,596	24	6,818	26
Asia Pacific	1,592	14	2,195	15	3,787	15
Total	$11,228	100%	$14,785	100%	$26,013	100%
June 30, 2006
Americas	$5,396	83%	$15,256	81%	$20,652	81%
Europe	713	11	1,908	10	2,621	10
Asia Pacific	400	6	1,680	9	2,080	8
Total	$6,509	100%	$18,844	100%	$25,353	100%

We operate in a competitive industry. There have been declines in both the technology industry and in general economic conditions since the beginning of 2001. Although general economic conditions have improved in the past two years, we may experience declines again. Financial comparisons discussed herein may not be indicative of future performance.

    Software license revenues increased 53% during the three months ended June 30, 2007 to $5.5 million as compared to $3.6 million for the three months ended June 30, 2006.  Software license revenues increased 72% during the six months ended June 30, 2007 to $11.2 million as compared to $6.5 million for the six months ended June 30, 2006. The increase was mainly due to increased license sales to existing customers.

    Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 14% during the three months ended June 30, 2007 to $7.8 million as compared to $9.1 million for the three months ended June 30, 2006.  Services revenues (including maintenance and consulting) decreased 22% during the six months ended June 30, 2007 to $14.8 million as compared to $18.8 million for the six months ended June 30, 2006. The decrease in service revenues was mainly attributable to lower consulting revenues. Maintenance revenues for the three months ended June 30, 2007 of $5.9 million is comparable to $6.0 million for the three months ended June 30, 2006.  Maintenance revenues for the six months ended June 30, 2007 of $11.6 million is comparable to $11.9 million for the six months ended June 30, 2006.  Consulting revenues decreased 41% for the three months ended June 30, 2007 to $1.8 million as compared to $3.1 million for the three months ended June 30, 2006.  Consulting revenues decreased 56% for the six months ended June 30, 2007 to $3.1 million as compared to $7.0 million for the six months ended June 30, 2006. The decline in consulting revenues can be attributable to a lagging effect caused by declining license revenues in 2006. Consulting revenues tend to trail licenses by 6 to 12 months.
~25~

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2007	%	2006	%	2007	%	2006	%
Cost of software licenses	$22	0%	$142	1%	$34	0%	$204	1%
Cost of services	2,215	17	3,496	28	4,608	18	7,554	30
Total cost of revenues	$2,237	17%	$3,638	29%	$4,642	18%	$7,758	31%

    Cost of software licenses decreased 85% during the three months ended June 30, 2007 to $22,000 as compared to $142,000 for the three months ended June 30, 2006.  Cost of software licenses decreased 83% during the six months ended June 30, 2007 to $34,000 as compared to $204,000 for the six months ended June 30, 2006.  This decrease is primarily a result of decreased proportion of license revenues generated from royalty-bearing products.

    Cost of services decreased 37% during the three months ended June 30, 2007 to $2.2 million as compared to $3.5 million for the three months ended June 30, 2006. Cost of services decreased 39% during the six months ended June 30, 2007 to $4.6 million as compared to $7.5 million for the six months ended June 30, 2006.  This decrease was the result of the reduction in consulting headcount, the consolidation of our facilities and less services revenue.

Gross margin increased to 83% during the three months ended June 30, 2007 from 71% for the three months ended June 30, 2006. Gross margin increased to 82% during the six months ended June 30, 2007 from 69% for the six months ended June 30, 2006.  The increase is a result of increased license revenue and our restructuring and cost control plans.

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

• General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to receivable reserves and professional service fees.

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

    A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three months ended				Six months ended
	June 30,				June 30,
	2007	%(1)	2006	%(1)	2007	%(1)	2006	%(1)
Research and development	$2,483	19%	$2,405	19%	$5,138	20%	$5,036	20%
Sales and marketing	1,781	13	1,982	16	3,850	15	4,363	17
General and administrative	1,479	11	3,239	25	2,546	10	4,977	20
Restructuring charges	306	2	(15)	-	584	2	475	2
Total operating expenses	$6,049	45%	$7,611	60%	$12,118	47%	$14,851	59%
_______________________

(1)	Expressed as a percent of total revenues for the period indicated.
~26~

    Research and development expenses during the three months ended June 30, 2007 of $2.5 million is comparable to $2.4 million for the three months ended June 30, 2006.  Research and development expenses during the six months ended June 30, 2007 of $5.1 million is comparable to $5.0 million for the six months ended June 30, 2006.

    Sales and marketing expenses decreased 10% during the three months ended June 30, 2007 to $1.8 million as compared to $2.0 million for the three months ended June 30, 2006.  Sales and marketing expenses decreased 9% during the six months ended June 30, 2007 to $3.9 million as compared to $4.3 million for the six months ended June 30, 2006.  This decrease was primarily due to due to a favorable one-time employee payroll tax adjustment in Europe.

    General and administrative expenses decreased 53% during the three months ended June 30, 2007 to $1.5 million as compared to $3.2 million for the three months ended June 30, 2006.  General and administrative expenses decreased 49% during the six months ended June 30, 2007 to $2.5 million as compared to $5.0 million for the six months ended June 30, 2006.  The decrease was primarily attributable to a reduction in professional service fees, less bad debt reserve, and function consolidations.

 Interest income, net was of $555,000 for the three months ended June 30, 2007 as compared to $125,000 for the three months ended June 30, 2006.  Interest income, net was $910,000 for the six months ended June 30, 2007 as compared to $232,000 for the six months ended June 30, 2006.  The increase was due to increased cash balances due to positive cash from operating activities and the closing of the rights offering.

    Gains (losses) on revaluation of warrants was $3,104,000 for the three months ended June 30, 2007 as compared to ($16,000) for the three months ended June 30, 2006.  Loss on revaluation of warrants was $4,238,000 for the six months ended June 30, 2007 as compared to $386,000 for the six months ended June 30, 2006.  The changes were primarily due to the fluctuations of our stock price during the comparison periods.

    Other income, net, was $29,000 for the three months ended June 30, 2007 as compared to $226,000 for the three months ended June 30, 2006.  Other income, net, was $305,000 for the six months ended June 30, 2007 as compared to $262,000 for the six months ended June 30, 2006.  The changes were primarily due to foreign exchange transaction gains and losses.

    Provision for income taxes was $230,000 for the three months ended June 30, 2007 as compared to a provision of $65,000 for the three months ended June 30, 2006.  Provision for income taxes was $286,000 for the six months ended June 30, 2007 as compared to a provision of $221,000 for the six months ended June 30, 2006. This is the result of expenses related to Alternative Minimum Taxes calculated at both Federal and state levels after the application of net operating loss carryforwards, plus income taxes subject to foreign jurisdictions.

Liquidity and Capital Resources

Overview

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16.0 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At June 30, 2007, our current assets exceeded our current liabilities by approximately $26.2 million. Our management believes that cash resources at June 30, 2007 will be sufficient to fund operations through at least June 30, 2008. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our consolidated balance sheet strengthened considerably throughout 2006, and in the first half of 2007. As of June 30, 2007, we had $46.2 million of cash and cash equivalents, with no long-term debt borrowings. This compares with a cash position of $37.0 million at December 31, 2006. The increase was due primarily to $8.5 million cash generated from our operations.
~27~

Revenues for the first six months of 2007 were $26.0 million, as compared to revenues of $25.3 million for the first six months of 2006. License revenue for the first six months of 2007 was $11.2 million versus $6.5 million for the first six months of 2006. The majority of our license revenue for the first six months of 2007 was generated from our core Commerce and Portal solutions from customers including BNP Paribas, Canon, Circuit City, Vodafone, Ferrari, and several other international, brand-name customers. License revenues increased in all regions as compared to the first six months of 2006: revenues from customers in Americas increased by $1.0 million, revenues from customers in Europe increased by $2.5 million and revenues from customers in Asia Pacific increased by $1.2 million. The most significant change was the year-over-year decline in consulting revenues due to lagging effect of decreased licenses demand. Typically consulting projects tend to trail licenses by 6 to 12 months. This decline was more than offset by corresponding cost savings in both direct headcount and contractor expenses. As a result, consulting services generated better operating margins than many prior higher-revenue quarters.

We continued to focus on expense control in the second quarter of 2007, with the goal of achieving strong operating results and profit margins. Operating expenses for the second quarter of 2007 were $6.1 million, as compared to $7.6 million for the second quarter of 2006. For the three months ended of June 30, 2007 and 2006, we took a gain of $3.1 million and took a charge $16,000, respectively, on the revaluation of warrants and change in value of derivatives. As a result, for the three months ended June 30, 2007 net income was $8.4 million, or $0.08 per share. This compares to net income of $1.8 million, or $0.03 per diluted share for the three months ended June 30, 2006.

The following table represents our liquidity at June 30, 2007 and December 31, 2006 (dollars in thousands):

	June 30,	December 31,
	2007	2006
	(unaudited)
Cash and cash equivalents	$46,167	$37,003
Restricted cash, current portion	$796	$997
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$26,228	$18,955
Working capital ratio	1.85	1.63

Cash Provided By Operating Activities

Cash provided by operating activities was $8.5 million for the six months ended June 30, 2007. Net cash provided by operating activities in this period consisted primarily of $9.8 million in operating profit (excluding restructuring charges) generated from sales margin improvement and company-wide cost reduction efforts, offset by payment of $1.3 million of accounts payable and accrued expenses and reduction in accounts receivable and unearned revenue accounts.

Cash provided by operating activities was $8.4 million for six months ended June 30, 2006. The primary reason for the net cash provided by operating activities was a net operating income of $2.6 million, along with $3.4 million of unearned revenue and deferred maintenance revenue received in the six months ended June 30, 2006. Other significant adjustments to reconcile net income to cash provided by operating activities included net increases in accounts receivable of approximately $2.3 million and decreases in accounts payable and accrued expenses of $2.0 million.

Cash Used For Investing Activities

Cash used for investing activities was $212,000 for the six months ended June 30, 2007. This figure reflects the release of $201,000 of restricted cash, offset by $413,000 in expenditures for the purchase of property and equipment and leasehold improvements related to the relocation of our corporate headquarters. Cash used in investing activities was $98,000 for the six months ended June 30, 2006, and primarily consisted of the purchase of property and equipment.

Cash Provided By (Used For) Financing Activities

Cash provided by financing activities was $813,000 for the six months ended June 30, 2007, primarily consisting of cash received in connection with employees' exercise of stock options and purchases of stock. Cash used in financing activities was $99,000 for the six months ended June 30, 2006, mainly as a result of payments on bank term debt.
~28~

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments as of June 30, 2007, under noncancellable operating lease agreements, is as follows (in millions):

Operating
Years Ending December 31,	Leases
2007	$1.6
2008	2.0
2009	1.8
2010	1.3
2011 and thereafter	1.6
Total minimum lease payments	$8.3

    Restricted cash represents collateral for letters of credit, all of which are due to mature within one year.  These letters of credit have been issued primarily in connection with our facility lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2007 and 2006. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed under the Securities Exchange Act of 1934, as amended, (the "Exchange Act")  is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and that such information is accumulated and communicated to our management, including the individual who serves as our Chief Executive Officer and interim Chief Financial Officer, as appropriate, to allow for timely decisions regarding required disclosures. In designing and evaluating the disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and our management is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Our disclosure controls and procedures were designed to provide reasonable assurance that the controls and procedures would meet their objectives.

As required by Rules 15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. This conclusion was based on the identification of one material weakness in internal control over financial reporting as of December 31, 2006, which we are unable to conclude had been remediated as of June 30, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.
~29~

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and we are in the process of remediating the material weakness that existed at December 31, 2006 and June 30, 2007.  We anticipate that we will be able to remediate the material weakness that existed as of December 31, 2006 by the end of 2007, but we cannot provide assurance that we will be successful in doing so.

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

While we generated positive operating income and cash flow in each of the six quarters in the eighteen months ended June 30, 2007, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of June 30, 2007, we had an accumulated deficit of approximately $1.2 billion.

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

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. For example, in the quarters ended March 31, 2005, June 30, 2005, September 30, 2005, December 31, 2005, and March 31, 2006, our revenues declined 22%, 23%, 18%, 1%, and 13% respectively, as compared to the previous quarters. In the quarters ended June 30, 2006, and September 30, 2006, our revenue increased 1%, and 7% respectively, as compared to the previous quarters. In the quarters ended December 31, 2006 and March 31, 2007, our revenue declined 4%, and 2% respectively, as compared to the previous quarters. In the quarter ended June 30, 2007, our revenue increased 4% as compared to the previous quarter.  If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.
~30~

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
~31~

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

We have recently introduced a product roadmap for 2007 that includes new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add sales and marketing resources.  We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support and marketing.  Our existing customers may determine that BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  And while we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses.  If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

Our management identified a material weakness in the effectiveness of our internal control over financial reporting as of December 31, 2005 and as of December 31, 2006. The 2005 material weakness caused restatement of our historical operating results. Additional material weaknesses may be discovered and additional restatements may be required in the future.

We previously reported that as of March 31, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with GAAP. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to restate several prior quarters. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that was also a material weakness in the operation of entity-level controls.

In 2006 we hired several new full-time employees, and we believe that as of December 31, 2006, we have retained a sufficient number of experienced personnel in our accounting and finance organization to enable us to address the material weakness that existed as of December 31, 2005. These new hires have augmented the capabilities of our organization, but in many cases they replaced employees or part-time contractors who had left us for various reasons. In addition, several experienced members of our accounting staff left in early 2007. This turnover has caused a reduction in our institutional knowledge regarding historical events. While we believe that the recent additions to our accounting and finance organization continue to gain familiarity with the complex issues relating mainly to our historical operations, as of December 31, 2006 the full organization had not yet been in place for a sufficient amount of time to allow us to conclude that no material weakness existed as of December 31, 2006. Accordingly, when our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, this assessment identified one material weakness. If we are not successful in retaining experienced personnel in our accounting and finance organization in order to sufficiently address the reduction in institutional knowledge referenced above, there is more than a remote likelihood that our quarterly or annual financial statements could be materially misstated, which could require a restatement.
~32~

We anticipate that we will be able to remediate the material weakness that existed as of December 31, 2006 by the end of 2007, but we cannot provide assurance that we will be successful in doing so. Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) in the region in which we compete there are many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with our complex accounting issues relating to our historical operations. Several experienced members of our accounting staff left in early 2007. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Remediating the material weakness that existed as of December 31, 2006 will require us to incur the recruiting and compensation costs necessary to attract and retain an adequate staff of qualified accounting and finance personnel. These costs may be higher than normal due to the importance to us of remediating this weakness, but we do not anticipate that any incremental costs associated with this remediation effort will be material.

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
~33~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003, 337 at the end of 2004, 181 at the end of 2005, and 159 at the end of 2006. On June 30, 2007, we had approximately 169 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least June 30, 2008. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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
~34~

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

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2006, approximately 40% of our revenues were derived from international sales. In the six months ended June 30, 2007, approximately 41% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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
~35~

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

During the second quarter of 2007, we recorded, for the first time, modest subscription and consulting revenues related to our new CHRM(TM) on-demand solution, which we  officially launched in Beijing on August 2, 2007.  Our international sales growth could be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and system integrators. Even if we are able to successfully expand our international operations, we may not succeed in maintaining or expanding international market demand for our products.

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
~36~

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
~37~

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

As of July 31, 2007, Dr. Pehong Chen, our Chairman, CEO and interim CFO, beneficially owned approximately 42.0 million shares of our common stock, which represents approximately 39% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and August 6, 2007. On August 6, 2007 the closing price of BroadVision common stock was $2.18 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

 • quarterly variations in operating results;

 • announcements of technological innovations;

 • announcements of new software or services by us or our competitors;

 • changes in financial estimates by securities analysts;

 • general economic conditions; or

 • other events or factors that are beyond our control.
~38~

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

Item 4. Submission of Matters to a Vote of Security Holders

 We held our 2007 annual meeting on June 5, 2007. The following proposals were submitted to and approved by the stockholders at the meeting.

1)
Pehong Chen, James D. Dixon, Robert Lee and Francois Stieger were elected members of the Board of Directors to serve until the 2008 Annual Meeting of Stockholders and until their successors are elected and qualified. The  results of the voting were as follows:

	For	Withheld
Pehong Chen	88,471,474	276,026
James D. Dixon	88,522,241	225,259
Robert Lee	88,520,945	226,555
Francois Stieger	88,512,942	234,558

2)
The BroadVision, Inc. 2006 Employee Stock Purchase Plan was approved to add an additional 2,000,000 shares to the number of share of common stock issuable under the Purchase Plan. There were 45,652,443 votes for to 1,419,225 votes against with 103,262 votes abstaining and 41,572,570 broker non-votes.

3)
The appointment of Odenberg, Ullakko, Muranishi & Co. LLP as independent auditors for the Company's fiscal year ending December 31, 2007 was ratified and approved. The vote was 88,461,044 votes for to 181,121 votes against with 105,335 votes abstaining.

Item 5. Other Information

    Not applicable.
~39~

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

~40~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 07, 2007	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer
~41~

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
~42~