Form 10-Q
period 2007-09-30
BROADVISION INC
filed 2007-11-05
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2007
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
0-28252
(Commission File Number)
BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1600 Seaport Blvd., Suite 550, North Bldg,	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)
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
Yes ☐      No ☑
As of October 31, 2007 there were 108,576,085 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended September 30, 2007

EXHIBIT 31.1
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	September 30,	December 31,
	2007	2006
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$50,735	$37,003
Accounts receivable, net of allowance for doubtful accounts of $570 as of September 30, 2007 and $1,141 as of December 31, 2006	7,576	10,106
Prepaids and other	1,393	1,108
Restricted cash	796	997
Total current assets	60,500	49,214
Property and equipment, net	794	1,144
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	531	518
Total assets	$87,891	$76,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,316	$1,249
Accrued expenses	7,596	10,538
Warrant liability	5,967	1,610
Unearned revenue	3,042	6,278
Deferred maintenance	9,130	10,584
Total current liabilities	27,051	30,259
Other non-current liabilities	2,817	3,429
Total liabilities	29,868	33,688
Commitments and contingencies (Note 4)	-	-
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of September 30, 2007 and 10,000 shares authorized as of December 31, 2006; none issued and outstanding	-	-
Common stock, $0.0001 par value; 280,000 shares authorized and 108,360 shares issued and outstanding as of September 30, 2007; 2,000,000 shares authorized and 106,523 shares issued and outstanding as of December 31, 2006	10	10
Additional paid-in capital	1,256,188	1,253,135
Accumulated other comprehensive income	89	168
Accumulated deficit	(1,198,264)	(1,210,059)
Total stockholders' equity	58,023	43,254
Total liabilities and stockholders' equity	$87,891	$76,942

* Derived from audited consolidated financial statements filed in the Company's 2006 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements
~1~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE  INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Revenues:
Software licenses	$5,280	$4,750	$16,508	$11,259
Services	7,476	8,835	22,261	27,679
Total revenues	12,756	13,585	38,769	38,938
Cost of revenues:
Cost of software licenses	3	22	37	226
Cost of services	2,102	2,729	6,710	10,283
Total cost of revenues	2,105	2,751	6,747	10,509
Gross profit	10,651	10,834	32,022	28,429
Operating expenses:
Research and development	2,283	2,766	7,422	7,802
Sales and marketing	1,898	1,761	5,748	6,124
General and administrative	1,705	2,429	4,250	7,406
Restructuring charge (credit)	260	(1,878)	845	(1,403)
Total operating expenses	6,146	5,078	18,265	19,929
Operating income	4,505	5,756	13,757	8,500
Interest income, net	456	225	1,366	457
Loss on revaluation of warrants	(680)	(317)	(4,918)	(703)
Other income (expense), net	762	(71)	1,068	191
Income before benefit (provision) for income taxes	5,043	5,593	11,273	8,445
Benefit (provision) for income taxes	419	(228)	133	(449)
Net income	$5,462	$5,365	$11,406	$7,996
Basic net income per share	$0.05	$0.08	$0.11	$0.13
Diluted net income per share	$0.05	$0.08	$0.10	$0.13
Shares used in computing:
Weighted average shares-basic	108,253	69,489	107,454	60,630
Weighted average shares-diluted	111,577	69,489	110,426	60,630
Comprehensive income:
Net income	$5,462	$5,365	$11,406	$7,996
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(159)	120	(79)	76
Total comprehensive income	$5,303	$5,485	$11,327	$8,072

See Accompanying Notes to Condensed Consolidated Financial Statements
~2~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)
	Nine Months Ended September 30,
	2007	2006
Cash flows from operating activities:
Net income	$11,406	$7,996
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	831	1,059
Allowance for doubtful accounts and reserves	(571)	459
Restructuring charge (credit)	844	(1,403)
Stock-based compensation	909	569
Gain on cost method investments	-	(386)
Loss on revaluation of warrants	4,918	703
Changes in operating assets and liabilities:
Accounts receivable	3,101	5,299
Prepaids and other	(285)	(100)
Other non-current assets	(21)	99
Accounts payable and accrued expenses	(2,144)	(1,986)
Restructuring accrual	(1,446)	(1,160)
Unearned revenue and deferred maintenance	(4,690)	1,294
Other non-current liabilities	(353)	(404)
Net cash provided by operating activities	12,499	12,039
Cash flows from investing activities:
Purchase of property and equipment	(471)	(115)
Transfer from restricted cash	201	-
Proceeds from sale of cost method investments	-	386
Net cash (used for) provided by investing activities	(270)	271
Cash flows from financing activities:
Repayments of bank line of credit and term debt	-	(389)
Proceeds from issuance of common stock from warrants exercise	505	-
Proceeds from issuance of common stock, net	1,077	58
Net cash provided by (used for) financing activities	1,582	(331)
Effect of exchange rates on cash and cash equivalents	(79)	76
Net increase in cash and cash equivalents	13,732	12,055
Cash and cash equivalents at beginning of period	37,003	4,849
Cash and cash equivalents at end of period	$50,735	$16,904
Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$-	$20,535
Retirement of fully depreciated property and equipment	$5,869	$-
Reclassification of tax liability to accumulated deficit	$388	$-
Conversion of accrued interest to equity	$-	$167
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$561	$-

 See Accompanying Notes to Condensed Consolidated Financial Statements
~3~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2007 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2007 and 2006 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2006 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2006 Annual Report on Form 10-K filed with the SEC on March 27, 2007.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2007 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to the collectibility of accounts receivables, the value assigned to and the estimated useful lives of long-lived assets, the realization of goodwill and deferred tax assets, and the valuation of stock-based compensation, the reasonableness of the restructuring reserves, the determination of contingent liabilities and the valuation of warrants. We base our estimates on historical experience and on various other assumptions we believe are reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from estimates.
~4~

Stock-Based Compensation

We currently have in effect the following stock-based compensation plans: the 2006 Equity Incentive Plan (the "Equity Plan"), the 2000 Non-Officer Plan and Non-plan Grants, and the Employee Stock Purchase Plan (the "Purchase Plan"). These are described in detail in Note 1 of Notes to Consolidated Financial Statements in our 2006 Annual Report on Form 10-K.

Valuation of stock-based options and awards

The fair value of each stock option granted under our equity stock benefit plans is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions:

	Nine Months Ended
	September 30,
	2007	2006
Expected term	6 years	6 years
Expected volatility	99%	83%
Risk free interest rate	4.587%	4.823%
Expected dividend	-	-
Forfeiture rate	9.00%	11.00%

The expected term was estimated using the simplified method described in Staff Accounting Bulletin ("SAB") No. 107, and represents the estimated period of time that stock options granted are expected to be outstanding.  Expected volatility is based on the historical volatility of the Company's common stock over the expected life of the option. The risk free interest rate is derived from comparable U.S. Treasury securities with a similar expected term.  We do not currently pay cash dividends on our common stock and do not anticipate doing so in the foreseeable future.  Accordingly, our expected dividend yield is zero.  We estimate forfeitures of options based on an analysis of historical data as it reasonably approximates the currently anticipated rate of forfeiture for granted and outstanding options that have not vested.

The weighted-average fair value per share of options granted during the three months ended September 30, 2007 and 2006 was $1.73 and $0.47, respectively.  The weighted-average fair value per share of options granted during the nine months ended September 30, 2007 and 2006 was $1.30 and $0.42, respectively.

Stock-based compensation expense

As of September 30, 2007, we had 2,014,491 shares available for issuance under the Purchase Plan. As of September 30, 2007, we had 8,040,624 shares available for issuance upon the exercise of outstanding stock options and warrants.

Stock-based compensation is classified in the Condensed Consolidated Income Statements in the same expense line item as cash compensation. The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Income Statements for the three and nine months ended September 30, 2007 and 2006:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Cost of services	$63,228	$31,727	$172,992	$80,392
Research and development	120,816	123,640	353,044	252,608
Sales and marketing	66,946	56,820	204,148	129,075
General and administrative	64,703	48,362	178,711	106,561
	$315,693	$260,549	$908,895	$568,636
~5~

Activity in our Equity Plan for the nine months ended September 30, 2007, is as follows:

	Nine Months Ended
	September 30, 2007
			Weighted -
		Weighted -	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	('000)	Price	Term	('000)
Outstanding at December 31, 2006	6,239	$13.48
Granted	449	$1.63
Exercised	(498)	$0.59
Forfeited	(19)	$1.07
Expired	(64)	$12.98
Outstanding at September 30, 2007	6,107	$13.70	6.69	$5,192
Vested and expected to vest at September 30, 2007	6,028	$13.86	6.65	$5,118
Exercisable at September 30, 2007	4,711	$17.49	6.03	$3,387

We grant options outside of our Equity Plan under the 2000 Non-Officer Plan and pursuant to non-plan grants. The terms of these options are generally identical to those granted under our Equity Plan. A summary of options outside of the Equity Plan for the nine months ended September 30, 2007, is presented below:

	Nine Months Ended
	September 30, 2007
			Weighted -
		Weighted -	Average	Aggregate
	Options	Average	Remaining	Intrinsic
	Shares	Exercise	Contractual	Value
	('000)	Price	Term	('000)
Outstanding at December 31, 2006	763	$9.70
Granted	-	$-
Exercised	(114)	$1.25
Forfeited	(16)	$5.72
Expired	-	$-
Outstanding at September 30, 2007	633	$11.34	6.61	$673
Vested and expected to vest at September 30, 2007	629	$11.38	6.60	$668
Exercisable at September 30, 2007	534	$13.32	6.26	$507

The aggregate intrinsic value is calculated as the difference between the exercise price of the underlying awards and the quoted price of our common stock for those options for which the quoted price was in excess of the exercise price at September 30, 2007. As of September 30, 2007, the total compensation cost related to the non-vested stock options, net of estimated forfeitures, is approximately $266,000 for the remainder of year 2007, $423,000 for year 2008, $183,000 for year 2009, and $77,000 for year 2010.
~6~

Earnings Per Share Information

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any using the as-if converted method. There were 2.7 million and 11.1 million potential common shares excluded from the determination of diluted net income per share for the three months ended September 30, 2007 and 2006, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. Similarly, there were 3.4 million and 10.5 million potential common shares excluded from the determination of diluted net income per share for the nine months ended September 30, 2007 and 2006, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. The following table sets forth the basic and diluted net income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Net income	$5,462	$5,365	$11,406	$7,996
Weighted-average common shares outstanding used to compute basic net income per share	108,253	69,489	107,454	60,630
Weighted-average common equivalent shares from outstanding common stock options and warrants	3,324	-	2,972	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted net income per share	111,577	69,489	110,426	60,630
Basic net income per share	$0.05	$0.08	$0.11	$0.13
Diluted net income per share	$0.05	$0.08	$0.10	$0.13

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Foreign Currency Transactions

Assets and liabilities of all foreign subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Income Statements. For the nine-month period ended September 30, 2007, the translation loss was $79,000. For the nine-month period ended September 30, 2006, the translation gain was $76,000. These amounts are included in the accumulated other comprehensive income account in the Condensed Consolidated Balance Sheets.

Our cash and cash equivalents consisted of the following as of September 30, 2007 and December 31, 2006 (in thousands):

	September 30, 2007	December 31, 2006
	Fair value	Fair value
	(unaudited)
Cash and certificates of deposits	$15,202	$15,830
Money market	35,533	21,173
Total cash and cash equivalents	$50,735	$37,003
~7~

Comprehensive Income

Comprehensive income includes net income and other comprehensive income, which primarily consists of foreign currency translation adjustments. Total comprehensive income is presented in the accompanying Condensed Consolidated Income Statements. Total accumulated other comprehensive income is displayed as a separate component of stockholder's equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive income consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive Income
Balance, December 31, 2006	$168
Net change during period	(79)
Balance, September 30, 2007 (unaudited)	$89

Note 2. Selected Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Furniture and fixtures	$766	$795
Computers and software	7,465	14,547
Leasehold improvements	5,329	5,007
	13,560	20,349
Less accumulated depreciation and amortization	(12,766)	(19,205)
	$794	$1,144

    Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Employee benefits	$1,072	$961
Commissions and bonuses	932	885
Sales and other taxes	1,212	2,000
Income tax and tax contingency reserves	424	1,378
Restructuring charges (See Note 6)	929	1,272
Customer advances	288	654
Royalties	1,747	1,745
Other	992	1,643
Total accrued expenses	$7,596	$10,538
~8~

Note 3. Warrants and Other Non-Current Liabilities

As of September 30, 2007, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,865,811	1.48
Other issued in connection with revenue transactions in 2000	620	435.98
Total warrants	4,566,431

During the three months ended September 30, 2007, certain convertible notes investors exercised 341,000 warrants to purchase an equivalent number of Company shares for a total proceeds of $505,000.

Warrant liability consisted of the following (in thousands):

	September 30, 2007	December 31, 2006
	(unaudited)
Warrants related to real estate buyout	$400	$79
Warrants related to convertible notes	5,567	1,531
	$5,967	$1,610

Losses on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Warrants related to convertible notes	$(731)	$(271)	$(4,597)	$(670)
Warrants related to real estate buyout	51	(46)	(321)	(33)
Loss on revaluation of warrants	$(680)	$(317)	$(4,918)	$(703)

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2007	2006
Restructuring charges (Note 6)	$1,031	$1,290
Deferred maintenance and unearned revenue	1,102	1,739
Other	684	400
Total other non-current liabilities	$2,817	$3,429
~9~

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2007 and December 31, 2006.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2007 and December 31, 2006.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2007 or December 31, 2006. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancellable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancellable operating lease agreements is as follows (in millions):

Operating
Years Ending December 31,	Leases
2007	$1.5
2008	2.0
2009	1.8
2010	1.1
2011 and thereafter	1.3
Total minimum lease payments	$7.7

These future minimum lease payments are net of approximately $3.7 million of sublease income to be received under sublease agreements. As of September 30, 2007, we have accrued $1.6 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

    As of September 30, 2007 and December 31, 2006, we had $1.8 million and $2.0 million, respectively, of outstanding commitments in the form of standby letters of credit, primarily in favor of our various landlords to secure obligations under our facility leases. These standby letters of credit are collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.
~10~

Note 5. Geographic, Segment and Significant Customer Information

We operate in one segment, electronic business commerce solutions. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific). We consider our CEO to be our chief operating decision-maker. Our CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2007	2006	2007	2006
Software licenses	$5,280	$4,750	$16,508	$11,259
Consulting services	1,640	2,702	4,827	9,697
Maintenance	5,836	6,133	17,434	17,982
Total revenues	$12,756	$13,585	$38,769	$38,938

We sell our products and provide services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and Application Service Providers ("ASPs"). In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators. We provide services worldwide through our BroadVision Global Services ("BVGS") Organization and indirectly through distributors, VARs, ASPs, and systems integrators. We currently operate in three primary geographical territories: Americas, Europe and Asia/Pacific.

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2007	2006	2007	2006
Revenues:
Americas	$9,788	$8,119	$25,196	$28,771
Europe	1,631	3,029	8,449	5,650
Asia/Pacific	1,337	2,437	5,124	4,517
Total revenues	$12,756	$13,585	$38,769	$38,938

	September 30,	December 31,
	2007	2006
Long-Lived Assets:
Americas	$25,680	$26,025
Europe	74	104
Asia/Pacific	106	81
Total long-lived assets	$25,860	$26,210

    For the three-month period ended September 30, 2007, one customer accounted for more than 10% of our revenues. For the three-month period ended September 30, 2006, no single customer accounted for more than 10% of our revenues. During the nine months ended September 30, 2007 and 2006, no single customer accounted for more than 10% of our revenues.
~11~

Note 6. Restructuring Charges

    As of September 30, 2007, the total restructuring accrual of $2.0 million consisted of the following (in millions):

	Current	Non-Current	Total
Severance and termination	$0.4	$-	$0.4
Excess facilities	0.6	1.0	1.6
Total	$1.0	$1.0	$2.0

    We estimate that the $0.4 million severance and termination accrual will be nearly paid in full by December 31, 2007. We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total future
minimum
Years ending December 31,	payments
2007	$0.2
2008	0.5
2009	0.6
2010	0.2
2011 and thereafter	0.1
Total minimum facilities payments	$1.6

    The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities ("SFAS 146") (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring	Amounts	Accrued
	costs	costs	paid or	restructuring
	beginning	and other	written off	costs, ending
Three Months Ended September 30, 2007
Lease cancellations and commitments	$59	$19	$(5)	$73
Termination payments to employees and related costs	-	-	-	-
	$59	$19	$(5)	$73
Three Months Ended September 30, 2006
Lease cancellations and commitments	$4,399	$(2,035)	$(46)	$2,318
Termination payments to employees and related costs	38	(6)	-	32
	$4,437	$(2,041)	$(46)	$2,350

Nine Months Ended September 30, 2007
Lease cancellations and commitments	$77	$132	$(136)	$73
Termination payments to employees and related costs	-	-	-	-
	$77	$132	$(136)	$73
Nine Months Ended September 30, 2006
Lease cancellations and commitments	$4,188	$(1,927)	$57	$2,318
Termination payments to employees and related costs	105	368	(441)	32
	$4,293	$(1,559)	$(384)	$2,350
~12~

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) ("EITF 94-3") (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring	Amounts	Accrued
	costs,	costs	paid or	restructuring
	beginning	and other	written off	costs, ending
Three Months Ended September 30, 2007
Lease cancellations and commitments	$1,741	$241	$(469)	$1,513
Termination payments to employees and related costs	356	-	18	374
	$2,097	$241	$(451)	$1,887
Three Months Ended September 30, 2006
Lease cancellations and commitments	$1,992	$163	$(150)	$2,005
Termination payments to employees and related costs	332	-	4	336
	$2,324	$163	$(146)	$2,341

Nine Months Ended September 30, 2007
Lease cancellations and commitments	$2,138	$712	$(1,337)	$1,513
Termination payments to employees and related costs	347	-	27	374
	$2,485	$712	$(1,310)	$1,887
Nine Months Ended September 30, 2006
Lease cancellations and commitments	$2,651	$156	$(802)	$2,005
Termination payments to employees and related costs	311	-	25	336
	$2,962	$156	$(777)	$2,341
~13~

Note 7. Accounting for Uncertainty in Income Taxes

Effective January 1, 2007, we adopted FASB Interpretation No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No. 109. ("FIN 48"). FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in a company's income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS 109"). Step one, Recognition, requires a company to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

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

Our total amount of unrecognized tax benefits as of January 1, 2007 (FIN 48 adoption date) and September 30, 2007 was $548,000 and $160,000, respectively. Total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $548,000 and $160,000 as of January 1, 2007 and September 30, 2007, respectively.

The tax years 1993 to 2006 remain open in several jurisdictions, none of which have individual significance.

Note 8. Related Party Transactions

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total contract value is $132,000.  For the nine months ended September 30, 2007, $92,000 was recognized as revenue. We have received payment of $72,000 for the contract as of September 30, 2007.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine months ended September 30, 2007 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2006, other than as disclosed herein.
~14~

Income Taxes and Deferred Tax Assets

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

Our total amount of unrecognized tax benefits as of January 1, 2007 (FIN 48 adoption date) and September 30, 2007 was $548,000 and $160,000, respectively. Total amount of unrecognized tax benefits that, if recognized, would affect our effective tax rate was $548,000 and $160,000 as of January 1, 2007 and September 30, 2007, respectively.

Results of Operations

Revenues

    Total revenues decreased 6% during the three months ended September 30, 2007 to $12.8 million as compared to $13.6 million for the three months ended September 30, 2006. Total revenues of $38.8 million for the nine months ended September 30, 2007 is comparable to $38.9 million for the nine months ended September 30, 2006.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
September 30, 2007
Americas	$4,386	83%	$5,402	72%	$9,788	77%
Europe	586	11	1,045	14	1,631	13
Asia Pacific	308	6	1,029	14	1,337	10
Total	$5,280	100%	$7,476	100%	$12,756	100%
September 30, 2006
Americas	$3,249	68%	$4,870	55%	$8,119	60%
Europe	462	10	2,567	29	3,029	22
Asia Pacific	1,039	22	1,398	16	2,437	18
Total	$4,750	100%	$8,835	100%	$13,585	100%

Nine Months Ended:
September 30, 2007
Americas	$10,798	65%	$14,398	65%	$25,196	65%
Europe	3,810	23	4,639	21	8,449	22
Asia Pacific	1,900	12	3,224	14	5,124	13
Total	$16,508	100%	$22,261	100%	$38,769	100%
September 30, 2006
Americas	$8,645	77%	$20,126	73%	$28,771	74%
Europe	1,175	10	4,475	16	5,650	14
Asia Pacific	1,439	13	3,078	11	4,517	12
Total	$11,259	100%	$27,679	100%	$38,938	100%

We operate in a competitive industry. Although general economic conditions have improved in the past two years, we may experience declines again. Financial comparisons discussed herein may not be indicative of future performance.
~15~

    Software license revenues increased 10% during the three months ended September 30, 2007 to $5.3 million as compared to $4.8 million for the three months ended September 30, 2006.  Software license revenues increased 46% during the nine months ended September 30, 2007 to $16.5 million as compared to $11.3 million for the nine months ended September 30, 2006. The increase was mainly due to increased demand for additional licenses by existing customers.

Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 15% during the three months ended September 30, 2007 to $7.5 million as compared to $8.8 million for the three months ended September 30, 2006. Services revenues decreased 20% during the nine months ended September 30, 2007 to $22.3 million as compared to $27.7 million for the nine months ended September 30, 2006. The decrease in service revenues was mainly attributable to lower consulting revenues. Maintenance revenues decreased 5% for the three months ended September 30, 2007 to $5.8 million as compared to $6.1 million for the three months ended September 30, 2006. Maintenance revenues decreased 3% for the nine months ended September 30, 2007 to $17.4 million as compared to $18.0 million for the nine months ended September 30, 2006.  Consulting and training revenues decreased 41% for the three months ended September 30, 2007 to $1.6 million as compared to $2.7 million for the three months ended September 30, 2006.  Consulting revenues decreased 51% for the nine months ended September 30, 2007 to $4.8 million as compared to $9.7 million for the nine months ended September 30, 2006. The decline in consulting revenues can be attributable to a lagging effect caused by declining license revenues in 2006. Consulting revenues tend to trail license revenues by 6 to 12 months.

Cost of Revenue

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
	Three Months Ended September 30,				Nine Months Ended September 30,
	2007	% (1)	2006	% (1)	2007	% (1)	2006	% (1)
Cost of software licenses	$3	-%	$22	-%	$37	-%	$226	1%
Cost of services	2,102	17	2,729	20	6,710	17	10,283	26
Total cost of revenues	$2,105	17%	$2,751	20%	$6,747	17%	$10,509	27%
_______________________
(1)	Expressed as a percent of total revenues for the period indicated.

 Cost of software licenses decreased 86% during the three months ended September 30, 2007 to $3,000 as compared to $22,000 for the three months ended September 30, 2006.  Cost of software licenses decreased 84% during the nine months ended September 30, 2007 to $37,000 as compared to $226,000 for the nine months ended September 30, 2006.  This decrease is primarily a result of a decrease in the portion of license revenues generated from royalty-bearing products.

    Cost of services decreased 22% during the three months ended September 30, 2007 to $2.1 million as compared to $2.7 million for the three months ended September 30, 2006. Cost of services decreased 35% during the nine months ended September 30, 2007 to $6.7 million as compared to $10.3 million for the nine months ended September 30, 2006.  This decrease was the result of a reduction in consulting headcount, the consolidation of our facilities and less services revenue.

Gross margin increased to 84% during the three months ended September 30, 2007 from 80% for the three months ended September 30, 2006. Gross margin increased to 83% during the nine months ended September 30, 2007 from 73% for the nine months ended September 30, 2006.  The increase is a result of increased license revenue and our restructuring and cost control plans.
~16~

    A summary of operating expenses is set forth in the following table. The percentage of expenses is calculated based on total revenues (dollars in thousands, unaudited):

	Three months ended				Nine months ended
	September 30,				September 30,
	2007	%(1)	2006	%(1)	2007	%(1)	2006	%(1)
Research and development	$2,283	18%	$2,766	20%	$7,422	19%	$7,802	20%
Sales and marketing	1,898	15	1,761	13	5,748	15	6,124	16
General and administrative	1,705	14	2,429	18	4,250	11	7,406	19
Restructuring charges	260	2	(1,878)	(14)	845	3	(1,403)	(4)
Total operating expenses	$6,146	49%	$5,078	37%	$18,265	48%	$19,929	51%

_______________________
(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses decreased 18% during the three months ended September 30, 2007 to $2.3 million as compared to $2.8 million for the three months ended September 30, 2006.  Research and development expenses during the nine months ended September 30, 2007 were $7.4 million as compared to $7.8 million for the nine months ended September 30, 2006. The reduction was the result of a number of small savings across the board, including, for example, a reduction in consulting costs.

    Sales and marketing expenses during the three months ended September 30, 2007 was $1.9 million which is comparable to $1.8 million for the three months ended September 30, 2006.  Sales and marketing expenses decreased 7% during the nine months ended September 30, 2007 to $5.7 million as compared to $6.1 million for the nine months ended September 30, 2006.  This decrease was primarily due to a favorable employee payroll tax adjustments in Europe during the second and third quarters of year 2007.

General and administrative expenses decreased 30% during the three months ended September 30, 2007 to $1.7 million as compared to $2.4 million for the three months ended September 30, 2006.  General and administrative expenses decreased 42% during the nine months ended September 30, 2007 to $4.3 million as compared to $7.4 million for the nine months ended September 30, 2006.  The decrease was primarily attributable to a reduction in legal and accounting fees, decrease in bad debt reserve, and function consolidations.

Interest income, net was of $456,000 for the three months ended September 30, 2007 as compared to $225,000 for the three months ended September 30, 2006.  Interest income, net was $1.4 million for the nine months ended September 30, 2007 as compared to $457,000 for the nine months ended September 30, 2006.  The increase was due to increased cash balances from positive cash from operating activities and the closing of the rights offering.

    Loss on revaluation of warrants was $680,000 for the three months ended September 30, 2007 as compared to $317,000 for the three months ended September 30, 2006.  Loss on revaluation of warrants was $4.9 million for the nine months ended September 30, 2007 as compared to $703,000 for the nine months ended September 30, 2006.  The changes were primarily due to the fluctuations of our stock price during the comparison periods.

    Other income (expense), net, was $762,000 for the three months ended September 30, 2007 as compared to expenses of  $71,000 for the three months ended September 30, 2006.  Other income, net, was $1.1 million for the nine months ended September 30, 2007 as compared to $191,000 for the nine months ended September 30, 2006.  The changes were primarily due to realized foreign exchange transaction gains and losses.
~17~

Benefit (provision) for income taxes was $419,000 for the three months ended September 30, 2007 as compared to a provision of $228,000 for the three months ended September 30, 2006.  Benefit for income taxes was $133,000 for the nine months ended September 30, 2007 as compared to a provision of $449,000 for the nine months ended September 30, 2006. This is the result of expenses related to Alternative Minimum Tax calculated at both Federal and state levels after the application of net operating loss carryforwards, plus $400,000 of favorable income tax adjustment mainly for foreign tax credit filed in our 2006 income tax return.

Liquidity and Capital Resources

Overview

Our consolidated balance sheet strengthened considerably throughout 2006 and in the first three quarters of 2007. As of September 30, 2007, we had $50.7 million of cash and cash equivalents, with no long-term debt borrowings. This compares with a cash position of $37.0 million at December 31, 2006. The increase was due primarily to $12.5 million cash generated from our operations.

Revenues for the first nine months of 2007 were $38.8 million, comparable to revenues of $38.9 million for the first nine months of 2006. License revenue for the first nine months of 2007 was $16.5 million compared to $11.3 million for the first nine months of 2006. The majority of our license revenue for the first nine months of 2007 was generated by our core Commerce and Portal solutions, from customers such as DSG Retail, Alstom, DPD, Epson, Vodafone, Gemeente Tilburg, Canon, Circuit City and several other international, brand-name customers. License revenues increased in all regions as compared to the first nine months of 2006. Revenues from customers in Americas increased by $2.2 million, revenues from customers in Europe increased by $2.6 million and revenues from customers in Asia Pacific increased by $0.5 million. The most significant change was the year-over-year decline in consulting revenues due to the lagging effects of decreased licenses demand. Typically consulting projects tend to trail licenses by 6 to 12 months. This decline was more than offset by corresponding cost savings in both direct headcount and contractor expenses. As a result, consulting services generated better operating margins than many prior higher-revenue quarters.

We continued to focus on expense control in the third quarter of 2007 with the goal of achieving strong operating results and profit margins. Operating expenses for the third quarter of 2007 were $6.1 million, as compared to $5.1 million for the third quarter of 2006. Operating expenses were lower in the third quarter of 2006 due to a restructuring credit offset of approximately $1.9 million. For the three months ended of September 30, 2007 and 2006, we took a charge of $ 680,000 and $ 317,000, respectively, on the revaluation of warrants. As a result, for the three months ended September 30, 2007, net income was $5.5 million, or $0.05 per diluted share. This compares to net income of $5.4 million, or $0.08 per diluted share, for the three months ended September 30, 2006.

The following table represents our liquidity at September 30, 2007 and December 31, 2006 (dollars in thousands):

	September 30,	December 31,
	2007	2006
	(unaudited)
Cash and cash equivalents	$50,735	$37,003
Restricted cash	$796	$997
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$33,449	$18,955
Working capital ratio	2.24	1.63

Cash Provided By Operating Activities

Cash provided by operating activities was $12.5 million for the nine months ended September 30, 2007. Net cash provided by operating activities in this period consisted primarily of $15.7 million in operating profit (excluding restructuring charges and revaluation of warrants) generated from sales margin improvement and company-wide cost reduction efforts, plus the cash collected from account receivable of $3.1 million, and offset by the payment of $6.8 million in accounts payable and accrued expenses and a reduction in unearned revenue accounts.
~18~

Cash provided by operating activities was $12.0 million for nine months ended September 30, 2006. The primary reason for the net cash provided by operating activities was net operating income of $8.0 million, along with $1.3 million of unearned revenue and deferred maintenance revenue received in the nine months ended September 30, 2006. Other significant adjustments to reconcile net income to cash provided by operating activities included a net increase in accounts receivable of approximately $5.3 million and decreases in accounts payable and accrued expenses of $2.0 million.

Cash (Used For) Provided By Investing Activities

Cash used for investing activities was $270,000 for the nine months ended September 30, 2007. This figure reflects the release of $201,000 of restricted cash, offset by $471,000 in expenditures for the purchase of property and equipment and leasehold improvements related to the relocation of our corporate headquarters. Cash provided by investing activities was $271,000 for the nine months ended September 30, 2006 and was primarily due to $386,000 in proceeds from investment sales.

Cash Provided By (Used For) Financing Activities

Cash provided by financing activities was $1.6 million for the nine months ended September 30, 2007, primarily consisting of cash received in connection with the exercise of stock options and warrants and employees' purchases of common stock under the Purchase Plan. Cash used in financing activities was $331,000 for the nine months ended September 30, 2006, mainly as a result of paying down bank term debt offset by proceeds from stock issuances of $58,000.

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance and normal maintenance costs. (See Note 4 of Condensed Consolidated Financial Statements).

$1.8 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for letters of credit, all of which are due to mature within one year.  These letters of credit have been issued primarily in connection with our facility lease obligations.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2007 and 2006. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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
~19~

As required by Rules 15(e) and 15d-15(e) under the Exchange Act, we carried out an evaluation, under the supervision and with the participation of our management, including the individual who serves as both our Chief Executive Officer and our interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based on the foregoing, our Chief Executive Officer and interim Chief Financial Officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level. This conclusion was based on the identification of one material weakness in internal control over financial reporting as of December 31, 2006, which we are unable to conclude had been remediated as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2007 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error and fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the controls. The design of any system of controls also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions; over time, controls may become inadequate because of changes in conditions, or the degree of compliance with the policies or procedures may deteriorate. Because of the inherent limitations in a cost-effective control system, misstatements due to error or fraud may occur and not be detected. Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives, and we are in the process of remediating the material weakness that existed at December 31, 2006 and September 30, 2007.  We anticipate that we will be able to remediate the material weakness that existed as of December 31, 2006 by the end of 2007, but we cannot provide assurance that we will be successful in doing so.
~20~

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

While we have recently generated positive operating income and cash flow, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of September 30, 2007, we had an accumulated deficit of approximately $1.2 billion.

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

Our quarterly operating results have varied significantly in the past and are likely to continue to vary significantly in the future. In the quarters ended June 30, 2006, and September 30, 2006, our revenue increased 1%, and 7% respectively, as compared to the previous quarters. In the quarters ended December 31, 2006 and March 31, 2007, our revenue declined 4%, and 2% respectively, as compared to the previous quarters. In the quarter ended June 30, 2007, our revenue increased 4% as compared to the previous quarter. In the quarter ended September 30, 2007, our revenue decreased 4% as compared to the previous quarter. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.
~21~

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
~22~

We have recently introduced new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released BroadVision 8.1 ™ at the end of the third quarter of 2007, a major milestone in completing our new K2 (Kona * Kukini) e-business solution sets. We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support and marketing. Our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

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

We anticipate that we will be able to remediate the material weakness that existed as of December 31, 2006 by the end of 2007, but we cannot provide assurance that we will be successful in doing so. Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) the region in which we compete consists of many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with the complex accounting issues relating to our historical operations. Several experienced members of our accounting staff left in early 2007. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements. Remediating the material weakness that existed as of December 31, 2006 will require us to incur the recruiting and compensation costs necessary to attract and retain an adequate staff of qualified accounting and finance personnel. These costs may be higher than normal due to the importance to us of remediating this weakness, but we do not anticipate that any incremental costs associated with this remediation effort will be material.
~23~

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
~24~

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 1,102 at the end of 2001, 449 at the end of 2002, 367 at the end of 2003, 337 at the end of 2004, 181 at the end of 2005, and 159 at the end of 2006. On September 30, 2007, we had approximately 182 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least September 30, 2008. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting, training and retaining sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and may take a significant amount of time before achieving full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire and retain sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, under which partners have agreed to resell and support our current BroadVision product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach or for convenience upon 90 days' notice prior to the end of any annual term. Termination of any of these alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to maintain and expand our direct sales force or other distribution channels, our revenues may not grow or they may decline. Revenue generated from third-party distributors in recent years has not been significant.
~25~

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

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2006, approximately 40% of our revenues were derived from international sales. In the nine months ended September 30, 2007, approximately 35% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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
~26~

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "iGuide", "BroadVision Self-Service Suite", "BroadVision Process", "BroadVision Commerce", "BroadVision Portal", "BroadVision Content", "BroadVision 8.1" and "Interleaf" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including Open SSL and public key cryptography technology featuring the major encryption algorithms RC2 and MDS, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.
~27~

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
~28~

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

As of October 31, 2007, Dr. Pehong Chen, our Chairman, CEO and interim CFO, beneficially owned approximately 42.0 million shares of our common stock, which represents approximately 39% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.32 per share to $9.05 per share between January 1, 2004 and November 1, 2007. On November 1, 2007 the closing price of BroadVision common stock was $2.47 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
~29~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

    Not applicable.
~30~

Item 6. Exhibits

Exhibits	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of Certificate of Incorporation.
3.3(4)	Certificate of Amendment of Certificate of Incorporation.
3.4(3)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.3.
10.1(5)	Employee Stock Purchase Plan Offering (Subsequent Offering)
(a)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 26, 2007.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 29, 2007.
(a)	Represents a management contract or Compensatory plan or arrangement.

~31~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 05, 2007	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer
~32~

EXHIBIT INDEX

Exhibits	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of Certificate of Incorporation.
3.3(4)	Certificate of Amendment of Certificate of Incorporation.
3.4(3)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.3.
10.1(5)	Employee Stock Purchase Plan Offering (Subsequent Offering)
(a)
31.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 26, 2007.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 29, 2007.
(a)	Represents a management contract or Compensatory plan or arrangement.

~33~