Form 10-K
period 2007-12-31
BROADVISION INC
filed 2008-02-22
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2007
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 0-28252
BROADVISION, INC.
(Exact name of registrant as specified in its charter)
Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

1600 Seaport Blvd, Suite 550, North Bldg.
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
Large accelerated filer ☐ Accelerated filer ☑ Non-accelerated filer ☐ Smaller reporting company ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐ No ☑

As of June 29, 2007, based on the closing sales price as quoted by the OTCBB, 52,431,543 shares of Common Stock, having an aggregate market value of approximately $104,338,771 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of January 31, 2008, the registrant had 108,950,347 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in June 2008 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2007

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, BroadVision One-To-One, iGuide, Interleaf and Interleaf Xtreme are our U.S. registered trademarks.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.
~1~

CAUTIONARY STATEMENT PURSUANT TO THE PRIVATE SECURITIES
LITIGATION REFORM ACT OF 1995

Certain statements set forth or incorporated by reference in this Form 10-K constitute "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. In some cases, you can identify forward-looking statements by words such as "may", "will", "should", "expect", "intend", "plan", "anticipate", "believe", "estimate", "predict", "potential" or similar terms. These statements relate to future events or our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, levels of activity, performance or achievements to differ materially from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements. These risks and other factors include those listed under "Risk Factors" and elsewhere in this document. These statements are only predictions based on our current expectations and projections about future events, and we cannot guarantee future results, levels of activity, performance or achievements.

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

~2~

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. As of December 31, 2007, we had licensed our products to more than 1,800 customers - including Audible.com, Baker Hughes, BioRad Laboratories, Canon, Cardinal Health, Citibank, Circuit City, DPD Geopost, EFG Bank, Epson America, Finnair, Hilti, Indian Railway, ING Bank, Internet Security Systems, Mettler Toledo, Prime Polymer, Standard Bank of Argentina, Unicredito, Vodafone, W.W. Grainger and Xerox.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2007, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

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

In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of up to 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at an effective price per share of $0.45. The primary purpose of the rights offering is to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the price afforded to Dr. Chen in connection with the Notes cancellation transaction.

The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $15.8 million in net proceeds for us. Then we reduced our total number of authorized shares of common stock from 2,000,000,000 to 280,000,000 in February 2007. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.

In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we delivered to NASDAQ a notification of voluntary delisting of BroadVision common stock from the NASDAQ National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from NASDAQ stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on NASDAQ, and that we had until March 6, 2006 to regain compliance. Our stock was quoted on the Pink Sheets from March 8, 2006 to May 24, 2007. Since May 25, 2007, quotations for BroadVision common stock have been available through the OTC Bulletin Board under the trading symbol "BVSN".

As of December 31, 2007, we have completed our 24-month turnaround plan that began in January 2006. Under this plan we have implemented cost-cutting measures, and demonstrated stable revenue, positive operating profits and significant increase of unrestricted cash balance.

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released BroadVision 8.1™ at the end of the third quarter of 2007, a major milestone in completing our new K2 (Kona * Kukini) e-business solution sets.

During the second quarter of 2007, we recorded, for the first time, modest subscription and consulting revenues related to our new CHRMTM on-demand solution, which we officially launched in Beijing in August 2007.  We also received modest subscription and consulting revenues relating to CHRM  in the third and fourth quarters of 2007.
~3~

 Our principal executive offices are located at 1600 Seaport Boulevard, Suite 550, North Building, Redwood City, CA 94063. Our telephone number is (650) 331-1000. Our website address is www.broadvision.com. We make available free of charge through our website, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the SEC's website directly to our reports. The contents of our website are not incorporated by reference into this report.

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

BroadVision Solution

BroadVision excels in offering e-business solutions that tightly integrate portal and commerce on a single, secure, high-performance framework that also enables advanced personalization and seamless integration to enterprise systems.

            BroadVision's software offers advantages over competitive offerings in the following key respects:

Lasting business value extended to everyone:

●	Low total cost of ownership (TCO) philosophy -- Support for both commercial and open source platforms as well as mixed commercial-open source deployment environments

●	Agility and extensibility -- Integrated tools for both business and IT to rapidly create unique e-business applications with the combination of out-of-the-box capabilities and custom development

●	Built-in best practices -- Proven technology and methodologies that take the guesswork out of building reliable, available and scalable web applications

●	Configurability -- Modular application services that can be assembled to meet customer's exact business requirements

●	Focus on e-business -- Mature applications and proven methodologies developed from over 1,000 implementations and 14 years of experience

●	Scalability -- Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions

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

~4~

Product Overviews

Our offerings consist of modular applications and agile toolsets that are built on a robust framework for personalization and self-service:

Solutions

●	Business Agility Suite

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

●	Commerce Agility Suite

In addition to all the capabilities of Business Agility Suite, create an environment in which customers can transact more business throughout the entire sales process from lead generation to sales execution to customer support. Allow customers' businesses to manage Business-to-Business ("B2B") and Business-to-Consumer ("B2C") channels through a single solution. Deliver advanced merchandising and personalization capabilities and easy-to-use catalog management tools for business users.

●	OnDemand™ and Collaborative Human Resource Management

Our BroadVision OnDemand™ ("BVOD") business unit, headquartered in Beijing, China. BVOD's on - demand solutions - easy to setup and operate via personalized self-service without costly upfront investments and lingering maintenance overhead - deliver compelling value to our customers immediately and continuously. CHRM (Collaborative Human Resource Management), developed using Kona-Kukini in record time and with tremendous cost savings as BVOD's first offering, has proven to be an impressive showcase for the K2 Methodology. This on-demand solution provides superb visibility and agility for all members of our customers' organizations to collaborate more productively in each phase of the HR management life cycle, creating a strategic competitive advantage through the efficient management of human assets.

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

Apply the best practices developed during BroadVision's 15+ years of experience with some of the world's largest e-business websites. Ensure application performance, reliability, availability and scalability. Enable global productivity by leveraging multi-shore development teams with optimized division of work. Promote reuse of custom developed components.

Developer Toolkit

●	Kukini

Utilize teams of business and IT to create a distinctive user experience with a flexible toolkit. Provide both sets of users with a visual environment where they can work together to design and deploy complex e-business applications and websites quickly and efficiently. Creates a structure for dividing tasks among people with different skill levels while enforcing best practices. Run with customer's J2EE application environment of choice and leverage the rich and scalable BroadVision Kona services.

Framework

●	Kona

The Kona framework tightly integrates Portal, Content, Commerce and Staging services with personalization capability. Build differentiated e-business applications quickly and efficiently using a set of open, flexible and configurable services. Use out-of-the box functionality, data schemas and tools to have an e-business application up and running in days or weeks, not months. Empower business users to take control of day-to-day site management tasks. Leverage commercial operating systems, databases and application servers or a mix of commercial and open source components to drive the highest level of performance with the lowest total cost of ownership.
~5~

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

●	eMerchandising™

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

Technology

Open Standards-Based Architecture

BroadVision e-business solutions are built on object-oriented application code written in J2EE programming environments, which allows developers and system integrators to use, integrate, modify, adapt or extend the applications with minimal impact on other areas to create a rapidly customized product that meets specific business requirements. BroadVision Process leverages a proven open source stack at the platform layers to reduce total cost of ownership and optimize performance.

Support for the J2EE standards for object-oriented computing enables high-volume performance, flexible application deployment and easy integration with third-party or legacy applications. Our applications fully support XML, which is the emerging standard for managing and exchanging data between e-business systems as well as for re-purposing and sending information to wireless devices.

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
~6~

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

Customers

As of December 31, 2007, we had licensed our products to over 1,800 end-user customers and partners. During each of the years ended December 31, 2007, 2006 and 2005, no customer accounted for more than 10% of our total revenues. At December 31, 2007 and 2006, one customer accounted for 20% and 13% of our accounts receivable balance, respectively. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Our software is deployed in all major industry groups, including financial services, government, healthcare, manufacturing, retail and telecommunications. Customers include Audible.com, Baker Hughes, BioRad Laboratories, Canon, Cardinal Health, Citibank, Circuit City, DPD Geopost, EFG Bank, Epson America, Finnair, Hilti, Indian Railway, ING Bank, Internet Security Systems, Mettler Toledo, Prime Polymer, Standard Bank of Argentina, Unicredito, Vodafone, W.W. Grainger and Xerox.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2007, our direct sales organization included 30 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.

Offices for our Europe region are located in France, Germany, Italy, Spain and the United Kingdom.

Our sales and marketing offices in the Asia Pacific/Japan/India/Middle East region are located in India and Japan. We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2007, approximately 37% of our revenues were derived from international sales. In the twelve months ended December 31, 2006, approximately 40% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2007, seven employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.
~7~

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
~8~

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "BroadVision One-To-One", "iGuide", "Interleaf" and "Interleaf Xtreme" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

As a matter of our company policy, we enter into confidentiality and assignment agreements with our employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property.

Employees

As of December 31, 2007, we employed a total of 195 full-time employees, of whom 106 are based in North America, 32 in Europe and 57 in Asia. Of these full-time employees, 37 are in sales and marketing, 73 are in product development, 44 are in global services and client support, and 41 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

Our sole executive officer and his age and position as of December 31, 2007 are in the table below. In addition, Shin-Yuan Tzou was named as Chief Financial Officer in January 2008. Information for Dr. Tzou is included below.

Name	Age	Position

Pehong Chen	50	Chairman, President, Chief Executive Officer and Interim Chief Financial Officer
Shin-Yuan Tzou	50	Chief Financial Officer (as of January, 2008)

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

Shin-Yuan Tzou was appointed our Chief Financial Officer in January 2008. Most recently, Dr. Tzou served as our Chief of Staff, responsible for our Sarbanes-Oxley compliance taskforce, successfully streamlining all back-office business processes worldwide across finance, legal, HR, IT, etc. He has also served as the Regional General Manager for the Asia-Pacific-Japan region, heading both Sales and BroadVision Professional Services organizations. Dr. Tzou has been with us since 1995, won "Most Valuable Player" award in 1997, and has contributed to the design and development of every version of our self-service suite as our Chief Technology Officer. Prior to BroadVision, Dr. Tzou worked for IBM and Silicon Graphics. He earned his Ph.D. in Computer Science from University of California at Berkeley.
~9~

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

While we have recently generated positive operating income and cash flow, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of December 31, 2007, we had an accumulated deficit of approximately $1.2 billion.

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

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released BroadVision 8.1™ at the end of the third quarter of 2007. We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support and marketing. Our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.
~10~

Because our quarterly operating results are volatile and difficult to predict, our quarterly operating results in one or future periods are likely to fluctuate significantly, which could cause our stock price to decline if we fail to meet the expectations of securities analysts or investors.

Prior to year 2006 our quarterly operating results have varied significantly and are likely to continue to vary significantly in the future even though our year 2006 and year 2007 quarterly operating results have relatively stabilized. We cannot guarantee that our quarterly operating results in the future will not fluctuate significantly. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.

We may continue to experience significant fluctuations in our future results of operations due to a variety of factors, some of which are outside of our control, including:

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

If we are unable to maintain our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2007, we concluded that our internal controls over financial reporting were effective, as further described below in Item 9A, Controls and Procedures.

We previously reported that as of March 31, 2006, we did not have a sufficient number of experienced personnel in our accounting and finance organization to facilitate an efficient financial statement close process and permit the preparation of our financial statements in accordance with U.S. GAAP. For example, there were a significant number of adjustments to our financial statements during the course of the 2005 audit, at least one of which was individually material and required us to restate several prior quarters. Our personnel also lacked certain required skills and competencies to oversee the accounting operations and perform certain important control functions, such as the review, periodic inspection and investigation of transactions of our foreign locations. We consider this to be a deficiency that was also a material weakness in the operation of entity-level controls. Despite taking a variety of remedial measures, we were unable to conclude that no material weakness existed as of December 31, 2006. Accordingly, when our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2006, this assessment identified one material weakness.

While we have remedied this material weakness as of December 31, 2007, maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) the region in which we compete consists of many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with the complex accounting issues relating to our historical operations. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.
~11~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 181 at the end of 2005, and 159 at the end of 2006. On December 31, 2007, we had 195 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.
~12~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least December 31, 2008. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~13~

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2007, approximately 37% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

During the second quarter of 2007, we recorded, for the first time, modest subscription and consulting revenues related to our new CHRM on-demand solution, which we officially launched in Beijing in August 2007.  Our international sales growth could be limited if we are unable to establish additional foreign operations, expand international sales channel management and support, hire additional personnel, customize products for local markets and develop relationships with international service providers, distributors and system integrators. Even if we are able to successfully expand our international operations, we may not succeed in maintaining or expanding international market demand for our products.

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "iGuide", "Interleaf" and "Interleaf Xtreme" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

As a matter of our company policy, we enter into confidentiality and assignment agreements with our employees, consultants and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property.

A breach of the encryption technology that we use could expose us to liability and harm our reputation, causing a loss of customers.

If any breach of the security technology embedded in our products were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce and communication is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, including Open SSL and public key cryptography technology featuring the major encryption algorithms RC2 and MD5, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography or other events or developments could cause a breach of the RSA or other algorithms that we use to protect customer transaction data.
~14~

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

Our performance substantially depends on the performance of our officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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
~15~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2007, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 42.0 million shares of our common stock, which represents approximately 37% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.41 per share to $4.57 per share between January 1, 2006 and December 31, 2007. On December 31, 2007 the closing price of BroadVision common stock was $1.79 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the OTC Bulletin Board;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2007, we leased approximately 76,000 square feet of office space, of which approximately 84% was in the United States. We occupied or subleased 100% of our leased office space as of December 31, 2007. In early January 2007, we relocated our offices from 585 Broadway in Redwood City, California to Pacific Shores Center also in Redwood City, California.  We terminated our lease at 585 Broadway in Redwood City, California as of October 31, 2007.

                In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center. We instead decided to occupy a portion of the new space and sub-lease the remaining excess space. As noted above, in January 2007, we moved into our new worldwide headquarters at Pacific Shores Center, occupying approximately 27,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We subleased approximately 22,500 square feet effective on January 8, 2007.

Our additional leased domestic facilities include offices located in New York, NY and Waltham, MA, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Paris, France; Reading, UK; Madrid, Spain; Milan, Italy; Tokyo, Japan; Beijing, China; and New Delhi, India.

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
~16~

PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On March 3, 2006, our Board of Directors approved the voluntary delisting of BroadVision common stock from the NASDAQ National Market and we requested the delisting of BroadVision common stock. The delisting was effective prior to the opening of trading on Wednesday, March 8, 2006. Until our delisting on March 8, 2006, our common stock had been quoted on the NASDAQ National Market under the symbol "BVSN". From March 8, 2006 to May 24, 2007, our common stock has been quoted on the Pink Sheets®. Since May 25, 2007, our common stock began trading on the OTC Bulletin Board. The following table shows high and low sale prices per share of our common stock as reported on the NASDAQ National Market, on the Pink Sheets and OTC Bulletin Board:

	High	Low
Fiscal Year 2007
First Quarter	$4.57	$0.76
Second Quarter	2.85	1.75
Third Quarter	2.96	1.77
Fourth Quarter	2.76	1.60
Fiscal Year 2006
First Quarter	0.71	0.41
Second Quarter	0.52	0.44
Third Quarter	0.74	0.45
Fourth Quarter	0.88	0.58

As of January 31, 2008, there were 1,920 holders of record of BroadVision common stock. On February 20, 2008, the last sale price reported on the OTC Bulletin Board for BroadVision common stock was $1.00 per share.

We have never declared or paid cash dividends on our common stock.
~17~

PERFORMANCE MEASUREMENT COMPARISON*

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2002 for (a) our Common Stock, (b) the NASDAQ Stock Market (U.S.) Index (the "NASDAQ Index") and (c) the RDG Internet 100 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG BROADVISION, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE RDG INTERNET COMPOSITE INDEX
~18~

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

	Years Ended December 31,
	2007	2006	2005	2004	2003
	(In thousands, except per share amount)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$21,127	$15,215	$14,721	$26,883	$30,230
Services	28,891	36,769	45,400	51,121	57,851
Total revenues	50,018	51,984	60,121	78,004	88,081
Cost of revenues:
Cost of (credit for) software licenses	45	258	(38)	1,303	2,561
Cost of services	8,961	12,456	21,931	24,978	25,708
Total cost of revenues	9,006	12,714	21,893	26,281	28,269
Gross profit	41,012	39,270	38,228	51,723	59,812
Operating expenses:
Research and development	9,668	10,510	13,831	18,024	21,067
Sales and marketing	8,131	8,653	16,208	27,340	26,394
General and administrative	6,293	8,019	9,479	9,538	9,790
Litigation settlement costs	-	-	-	-	4,250
Goodwill and intangible amortization	-	-	-	-	886
Goodwill impairment	-	-	31,368	-	-
Restructuring charges (credits)	649	(3,369)	(462)	(23,545)	35,356
Business combination charges	-	-	2,817	-	-
Total operating expenses	24,741	23,813	73,241	31,357	97,743
Operating income (loss)	16,271	15,457	(35,013)	20,366	(37,931)
Other income (expense), net	934	193	(6,564)	(2,109)	2,899
Income (loss) before income taxes	17,205	15,650	(41,577)	18,257	(35,032)
Income tax benefit (expense)	73	(634)	2,611	309	(439)
Net income (loss)	$17,278	$15,016	$(38,966)	$18,566	$(35,471)
Net income (loss) per share:
Basic earnings (loss) per share	$0.16	$0.23	$(1.14)	$0.55	$(1.08)
Shares used in computation -- basic earnings (loss) per share	107,755	65,734	34,228	33,539	32,800
Diluted earnings (loss) per share	$0.16	$0.23	$(1.14)	$0.54	$(1.08)
Shares used in computation -- diluted earnings (loss) per share	110,746	65,734	34,228	34,321	32,800

	As of December 31,
	2007	2006	2005	2004	2003
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$53,973	$37,003	$4,849	$41,851	$78,776
Working capital (deficit)	40,494	18,955	(35,872)	(20,273)	748
Total assets	90,312	76,942	49,942	144,653	195,082
Debt and capital leases, less current portion	-	-	-	4,227	969
Accumulated deficit	(1,192,393)	(1,210,059)	(1,225,075)	(1,186,109)	(1,204,675)
Total stockholders' equity (deficit)	64,765	43,254	(9,723)	28,341	7,950
~19~

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

Overview

    Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. As of December 31, 2007, we had licensed our products to more than 1,800 customers - including Audible.com, Baker Hughes, BioRad Laboratories, Canon, Cardinal Health, Citibank, Circuit City, DPD Geopost, EFG Bank, Epson America, Finnair, Hilti, Indian Railway, ING Bank, Internet Security Systems, Mettler Toledo, Prime Polymer, Standard Bank of Argentina, Unicredito, Vodafone, W.W. Grainger and Xerox.

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

From 2001 to 2005, we incurred significant losses and negative cash flows from operations. In fiscal years 2004 and 2005, we incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. Although we generated net income in year 2006 and 2007 and believe that our future cash flows will benefit from these events, our ability to generate profits or positive cash flows in future periods remains uncertain.

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

In 2008, our focus will be on delivering new products and technologies and generating demand among existing and potential new customers.

In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 178 million shares, or 5.9 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at an effective price per share of $0.45. The primary purpose of the rights offering was to allow the holders of BroadVision common stock on the record date an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to Dr. Chen in connection with his acquisition of shares of common stock in exchange for the cancellation of the convertible notes Dr. Chen held. The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 36.4 million shares, resulting in $15.8 million in net proceeds. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.  Then we reduced our total number of authorized shares of common stock from 2,000,000,000 to 280,000,000 in February 2007. Dr. Chen's ownership was approximately 39% as a result of closing the rights offering in the fourth quarter of 2006. As of December 31, 2007, Dr. Chen's ownership was approximately 37%.

In order to complete the issuance of shares to Dr. Chen without violating applicable listing standards, we voluntarily delisted our common stock from the NASDAQ National Market effective prior to the opening of trading on March 8, 2006. We had previously received a notice from NASDAQ stating that we were not in compliance with the minimum bid price rules applicable to stocks traded on NASDAQ, and that we had until March 6, 2006 to regain compliance. Our stock was quoted on the Pink Sheets from March 8, 2006 to May 24, 2007. Since May 25, 2007, quotations for BroadVision common stock have been available through the "OTC Bulletin Board"  under the trading symbol "BVSN".

In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen has served as Chief Financial Officer on an interim basis until January 2008 when Dr. Shin-Yuan Tzou was appointed to this position. Most recently, Dr. Tzou served as our Chief of Staff. He has also served as the Regional General Manager for the Asia-Pacific-Japan region. Dr. Tzou has been with us since 1995 and has served as our Chief Technology Officer. Prior to BroadVision, Dr. Tzou worked for IBM and Silicon Graphics. He earned his Ph.D. in Computer Science from University of California at Berkeley.
~20~

In late 2007, we broadened our business model with the introduction of our first product that is offered to customers through a licensing model known as software as a service, or SaaS. SaaS, which has gained popularity in recent years, is a different way of commercializing computer software than the enterprise license model that we and most other software vendors have traditionally used. In the SaaS model, instead of licensing software to customers for use on their computers, the software is operated, or hosted, on the vendor's own computers, and customers are allowed to access and utilize the software remotely in return for the payment of one-time or recurring subscription fees.

Our first SaaS offering, called CHRM*060, is the centerpiece of our CHRM family of workforce relationship management solutions that also includes three more advanced modules. This family of applications, all of which are designed to operate only in conjunction with our Kona * Kukini, or K2 software, was developed by our development team in China, the members of which have been employed by our China subsidiary, BroadVision OnDemand (Beijing) Ltd., or BVOD, since its formation in 2007. The concept underlying the CHRM product family originated as a new stand-alone company idea that was initiated in China in 2005 by a group of engineers and business executives that included Dr. Pehong Chen, our President, Chief Executive Officer and largest stockholder. At the time the CHRM product idea was conceived, BroadVision, Inc. was actively seeking to be acquired in a transaction that was publicly announced but ultimately abandoned in late 2005. Shortly after the acquisition transaction was abandoned, the CHRM development project, which was then at an early stage, was absorbed into BroadVision, Inc.

In support of BVOD's efforts to commercialize the CHRM product in China, BroadVision, Inc. is appointing BVOD as its exclusive licensee to operate the K2 software for purposes of offering the CHRM products on a SaaS basis to customers in China. BroadVision, Inc. is also appointing BVOD as its exclusive sales representative for purposes of licensing the K2 products on an enterprise license basis to customers in China. In return, BVOD is appointing BroadVision, Inc. as its exclusive licensee for the purpose of offering the CHRM family of products on a SaaS basis to customers everywhere in the world except China. BroadVision, Inc. and BVOD are also each providing various types of professional and business services to each other. In view of the origins of the CHRM project outside our Company and in order to ensure that we have full ownership of the product, we have advised Dr. Pehong Chen and certain other individuals involved in the CHRM development project that a limited liability company owned by them will be issued a 20% interest in the BroadVision, Inc. subsidiary that indirectly owns BVOD and, accordingly, the CHRM product family. All of the foregoing relationships, the pricing of which will be determined on an arms-length basis, are in the process of being formally established.

The CHRM family of applications was commercially launched in China by BVOD in November 2007 and in the United States by BroadVision, Inc. in January 2008. Revenues related to the CHRM product family were not material in 2007 and are not expected to be material in 2008.

Critical Accounting Policies, Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to doubtful accounts, stock-based compensation, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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
~21~

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

Receivable Reserves

Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Losses from customer receivables in the three-year period ended December 31, 2007, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

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

Impairment Assessments

In the quarter ended September 30, 2005, we recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of SFAS 142, Goodwill and Other Intangible Assets ("SFAS"). As of September 30, 2005, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to the our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, we estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, we completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2007 and 2006, we performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2007 and 2006.

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
~22~

Accounting for Stock-Based Compensation

            Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R"), using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our results of operations and financial condition.

Prior to January 1, 2006, we accounted for share-based payments to our employees and non-employee members of our board of directors under the recognition and measurement provisions of Accounting Principles Board ("APB") Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS No. 123, Accounting for Stock-Based Compensation ("SFAS 123"), and amended by SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). We did not recognize any significant share-based employee compensation costs in our statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123R, we provided pro forma disclosure of net income (loss) applicable to common shareholders as if the fair-value-based method defined in SFAS No. 123 had been applied. In the pro forma information for periods prior to 2006, we accounted for pre-vesting forfeitures as they occurred. Our operating results for prior periods have not been restated.

Further details related to our Stock Benefit Plans and our adoption of SFAS 123R are provided in Note 9 Stockholders' Equity to our Consolidated Financial Statements.

Restructuring Charges

Through December 31, 2007, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB No. 100, Restructuring and Impairment Charges, ("SAB 100").

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

During 2007, one of our leases located in Redwood City expired.  We incurred an asset retirement obligation of $40,000 before returning the property back to the landlord. We have also reversed  $347,000 in severance accruals due to the expiration of the statute of limitations related to these accruals. This resulted in a reversal of the related accrual amount of $347,000, which is recorded as part of operating expenses in the Consolidated Statements of Operations.
~23~

Statements of Operations as a Percent of Total Revenues

The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Year Ended December 31,
	2007	2006	2005
Revenues:
Software licenses	42%	29%	24%
Services	58	71	76
Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	-	-	-
Cost of services	18	24	36
Total cost of revenues	18	24	36
Gross profit	82	76	64
Operating expenses:
Research and development	19	20	23
Sales and marketing	16	17	27
General and administrative	13	15	16
Goodwill impairment	-	-	52
Restructuring charges (credits)	1	(6)	(1)
Business combination charges	-	-	5
Total operating expenses	49	46	122
Operating income (loss)	33	30	(58)
Other income (expense), net	2	-	(11)
Income (loss) before income taxes	35	30	(69)
Income taxes benefit (expense)	-	(1)	4
Net income (loss)	35%	29%	(65)%

Results of Operations

	Software Licenses	%	Services	%	Total	%
	(In thousands)
Year Ended December 31, 2007:
Americas	$13,824	65	$17,890	62	$31,714	64
Europe	5,293	25	6,799	24	12,092	24
Asia/Pacific	2,010	10	4,202	14	6,212	12
Total	$21,127	100	$28,891	100	$50,018	100
Year Ended December 31, 2006:
Americas	$10,186	67	$20,790	57	$30,976	60
Europe	3,025	20	11,505	31	14,530	28
Asia/Pacific	2,004	13	4,474	12	6,478	12
Total	$15,215	100	$36,769	100	$51,984	100
Year Ended December 31, 2005:
Americas	$7,615	52	$26,713	59	$34,328	57
Europe	4,918	33	15,310	34	20,228	34
Asia/Pacific	2,188	15	3,377	7	5,565	9
Total	$14,721	100%	$45,400	100%	$60,121	100%

  Revenues

Total revenues for the year ended December 31, 2007 were $50.0 million, down $2.0 million, or 4%, from $52.0 million for the prior year. License revenue from the sales of software licenses increased from $15.2 million to $21.1 million. The increases came from all regions due to increased license sales to existing customers in North America, Europe and Asia. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $24.7 million to $22.7 million due to certain customers choosing to not fully renew maintenance contracts, together with the decline in new license revenue. Consulting revenue, which is generally related to services in connection with our licensed software, declined from $12.0 million to $6.2 million, primarily because customers purchased existing versions of our product instead of the newly released version.

Total revenues for the year ended December 31, 2006 were $52.0 million, down $8.1 million, or 14%, from $60.1 million for the prior year. License revenue from the sales of software licenses increased from $14.7 million to $15.2 million. The increases were mainly due to increased license sales to existing customers in North America. License revenue in Europe declined due to our consolidation of operations and sales organizations in this region. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $26.3 million to $24.7 million due to certain customers choosing to not fully renew maintenance contracts, together with the decline in new license revenue. Consulting revenue, which is generally related to services in connection with our licensed software, declined from $19.1 million to $12.0 million, primarily due to lower employee and third-party contractor headcount, and the resulting decline in capacity. This results from the lagging effect caused by declining license revenues in prior quarters; consulting projects tend to trail license revenues between six to twelve months.
~24~

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

	Years Ended December 31,
	2007	%	2006	%	2005	%
	(Dollars in thousands)
Cost of (credit for) software licenses (1)	$45	-%	$258	2%	$(38)	-%
Cost of services (2)	8,961	31	12,456	34	21,931	48
Total cost of revenues (3)	$9,006	18%	$12,714	24%	$21,893	36%
(1) Percentage is calculated based on total software license revenues for the period indicated.
(2) Percentage is calculated based on total services revenues for the period indicated.
(3) Percentage is calculated based on total revenues for the period indicated.

Cost of software licenses for the year ended December 31, 2007, decreased $0.2 million or 83%, on a year-over-year basis. This decrease is primarily a result of reducing use of other software to create our product.

Cost of software licenses for the year ended December 31, 2006, increased $0.3 million, or over 100%, on a year-over-year basis. This increase is primarily a result of increased license revenues.

Cost of services for the year ended December 31, 2007 decreased $3.5 million, or 28%, on a year-over-year basis. This decrease was the result of the continuing consolidation of our facilities, and less services revenue.

Cost of services for the year ended December 31, 2006 decreased $9.5 million, or 43%, on a year-over-year basis. This decrease was the result of the reduction in consulting headcount, the consolidation of our facilities, and less services revenue.

The number of total consulting employees was 25 as of December 31, 2007, 27 as of December 31, 2006 and 50 as of December 31, 2005.

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

● Business combination charges represent costs incurred in connection with merger or acquisition activity.

A summary of operating expenses is set forth in the following table (dollars in thousands, percentages are based on total revenues):

	Years Ended December 31,
	2007	%	2006	%	2005	%
Research and development	$9,668	19%	$10,510	20%	$13,831	23%
Sales and marketing	8,131	16	8,653	17	16,208	27
General and administrative	6,293	13	8,019	15	9,479	16
Goodwill impairment	-	-	-	-	31,368	52
Restructuring charges (credits), net	649	1	(3,369)	(6)	(462)	(1)
Business combination charges	-	-	-	-	2,817	5
Total operating expenses	$24,741	49%	$23,813	46%	$73,241	122%
~25~

 Research and development.    Research and development expenses decreased $0.8 million, or 8% in 2007 compared to 2006 and decreased $3.3 million, or 24% in 2006 compared to 2005. The decrease from 2006 to 2007 was primarily attributable to our off-shoring of certain research and development activities to our subsidiary in China. The decrease from 2005 to 2006 was primarily attributable to reductions in staffing levels resulting in decreased salary and salary related costs, as well as other cost-cutting efforts taken as part of our restructuring plan, such as the consolidation of facilities.

Sales and marketing.    Sales and marketing expenses decreased $0.5 million, or 6% in 2007 compared to 2006 and decreased $7.6 million, or 47% in 2006 compared to 2005. The decrease from 2006 to 2007 was primarily due to a one-time favorable payroll tax adjustment in Europe.  The decrease from 2005 to 2006 was primarily due to decreased salary expense as a result of reductions in force, decreased variable compensation due to lower revenues, and decreased facility, travel and marketing program costs as a result of various cost-cutting actions.

General and administrative.    General and administrative expenses decreased $1.7 million, or 22% in 2007 compared to 2006, due to a reduction of $321,000 in accounting fees, reversal of $735,000 in bad debt reserves and a reduction of $440,000 in contractor costs. General and administrative expenses decreased $1.5 million, or 15% in 2006 compared to 2005, due to a $1.5 million decrease in labor-related expenses and a receipt of a $700,000 (net of expense) property tax refund in 2006, offset by $860,000 in additional accounting fees.

Goodwill impairment and amortization.    On April 14, 2000, we acquired all of the outstanding common stock of Interleaf, Inc. in a transaction accounted for as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $794.7 million. Amortization of recognizable intangible assets related to the Interleaf transaction was $3.5 million in 2002. In the third quarter of 2005, we determined that an impairment of the goodwill had occurred, and therefore we recorded a write-off of $13.2 million as an estimated impairment amount. In the fourth quarter of 2005, we recorded an additional charge of $18.2 million related to a revision of that estimate. Since the fair value of these assets as of December 31, 2006 and 2007 was determined to be greater than book value, we determined that no additional impairment or amortization was necessary in 2006 and 2007.

Restructuring charge (credit), net.   In fiscal 2007, one of our leases located in Redwood City, California expired.  We incurred an asset retirement obligation of $40,000 before returning the property back to the landlord. We have also reversed the severance accruals due to the expiration of the statute of limitations related to these accruals.  This resulted in a reversal of a $347,000 accrual. During 2006 we recorded a restructuring credit of $3.4 million primarily due to a $4.5 million accrual reversal related to the buy-out option of a new space that we decided not to exercise. In addition, we have sub-leased out excess facility space. In fiscal 2005, we recorded a restructuring credit of $462,000, primarily due to an additional sublease entered into for a portion of our headquarters facility. During each period, we recorded an amount in the low-end of a range of assumptions modeled for the restructuring charges, in accordance with SFAS No. 5, Accounting for Contingencies. Adjustments to the restructuring reserves will be made in future periods, if necessary, based upon the then current actual events and circumstances.

The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2007 (in thousands):

	Severance	Facilities/
	and	Excess
	Benefits	Assets	Total
Accrual balances, December 31, 2004	$824	$33,339	$34,163
Restructuring charges (credits)	1,006	(1,468)	(462)
Cash payments	(1,414)	(25,032)	(26,446)
Accrual balances, December 31, 2005	416	6,839	7,255
Restructuring charges (credits)	348	(3,717)	(3,369)
Cash payments	(417)	(907)	(1,324)
Accrual balances, December 31, 2006	347	2,215	2,562
Restructuring (credits) charges	(347)	996	649
Cash payments	-	(1,877)	(1,877)
Accrual balances, December 31, 2007	$-	$1,334	$1,334

Business combination charges. We recorded business combination charges of $2.8 million in the year ended December 31, 2005, related to the termination of our merger agreement with a wholly owned subsidiary of Vector Capital Corporation.
~26~

Other Income (Expense), net

Other income (expense), net, consists of the following (dollars in thousands, percentages are based upon total revenues) for the indicated periods:

	Years Ended December 31,
	2007	%	2006	%	2005	%
Interest income (expense), net	$1,906	4%	$638	1%	$(10,094)	(17)%
(Expense) Income from derivatives	(3,147)	(6)	(1,333)	(3)	11,346	19
Loss on debt extinguishment	-	-	-	-	(6,967)	(12)
Other income (expense), net	2,175	4	888	2	(849)	(1)
Total other income (expense), net	$934		$193		$(6,564)

Net interest income (expense) includes interest income on invested funds, less interest on the face amount of the Notes and on bank debt and the amortization of the discount on the Notes. Due to positive cash from operating activities and cash previously generated from the rights offering, we generated $1,906,000 net interest income in 2007.  Due to positive cash from operating activities and the rights offering, we generated $638,000 net interest income in 2006.  Net interest expense decreased by $10.7 million in 2006 as compared to 2005 due to the pay-off the convertible debt.

Expense from derivatives in 2007 and 2006 were from the revaluation of the warrants issued in connection with the Notes and the real estate buyout. Income from derivatives in 2005 included $4.6 million from the revaluation of the warrants issued in connection with the Notes and the real estate buyout and $6.7 million from the revaluation of the embedded derivatives related to the Notes.

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

Net other income increased from $888,000 in 2006 to $2,175,000 in 2007.  The increase was mainly from foreign currency exchange gains.  Net other income increased from expense of $849,000 in 2005 to income of $888,000 in 2006. The change is mainly due to reversal of $850,000 accrued liabilities to which we are no longer subject.

Income Taxes

We recorded income tax (benefits) provisions of ($73,000), $634,000, and ($2.6 million) for the years ended December 31, 2007, 2006, and 2005, respectively. The tax benefit from fiscal 2007 was primarily due to tax accruals determined to be no longer required. For the year ended December 31, 2006, the tax provision mainly relates to foreign and federal income taxes. The tax benefit from fiscal 2005 was primarily due to tax accruals determined to be no longer required.

Liquidity and Capital Resources

Background and Overview

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 34.5 million shares of common stock; we generated cash flow from operations of approximately $16.0 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At December 31, 2007, our current assets exceeded our current liabilities by approximately $40 million. Our management believes that cash resources at December 31, 2007 will be sufficient to fund operations through at least December 31, 2008. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our Consolidated Balance Sheet strengthened considerably throughout 2006 and 2007. As of December 31, 2006, we had $37.0 million of cash, with no long-term debt borrowings. This represents a 671% increase from the prior year's starting cash position of $4.8 million. Positive cash flow from business operations and rights offering each contributed approximately half of the $32.2 million cash generated during 2006.  As of December 31, 2007, we had $54.0 million of cash, with no long-term debt borrowings. This represents a 46% increase from the prior year's starting cash position of $37.0 million. Positive cash flow from business operations contributed approximately all cash generated during 2007.

Revenues in year 2006 of $52.0 million were down 13% from 2005 revenues of $60.1 million, due primarily to declines in consulting revenues mentioned above, which were down 37%. Maintenance revenues were down 6%; license revenues up a modest 4%. The most significant change was the year-over-year decline in consulting revenues, which can be attributable to a lagging effect caused by declining license revenues in prior quarters. Since consulting projects tend to trail licenses by 6 to 12 months, as our licenses went down during the turbulent 2005, our lagging effect finally caught up with us in the second half of 2006. However, on a more positive note, this decline was more than offset by corresponding cost savings in both direct headcount and contractor expenses. As a result, consulting services actually generated fairly decent positive margins compared to many prior higher-revenue quarters.

Revenues in year 2007 of $50.0 million were down 4% from 2006 revenues of $52.0 million, due primarily to declines in consulting revenues, which were down 48%. Maintenance revenues were down 8%, while license revenues up 38%. The most significant change was the year-over-year decline in consulting revenues, which was because our customers purchased existing versions of our products.  However, on a more positive note, we released new version of our product in the second half of 2007.
~27~

The following table represents our liquidity at December 31, 2007 and 2006 (dollars in thousands):

	December 31,
	2007	2006
Cash and cash equivalents	$53,973	$37,003
Restricted cash, current portion	$20	$997
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$40,494	$18,955
Working capital ratio	2.80	1.63

Cash Provided By (Used For) Operating Activities

Cash flow from operating activities was $14.6 million for fiscal 2007.  Net cash provided by operating activities in this period consisted primarily of $16.3 million in operating profit generated from sales margin improvement and company-wide cost reduction efforts. Also impacting cash flows from operations in fiscal 2007 was cash collected from accounts receivable of $2.2 million, offset by payment of $2.8 million of accounts payable and accrued expenses and a $6.3 million reduction in unearned revenue accounts.

Cash flow from operating activities was $16.0 million for fiscal 2006.  Net cash provided by operating activities in 2006 was primarily due to the $12.3 million profit (excluding restructuring credit) generated from sales margin improvement and our company-wide cost reduction efforts. In addition, we recognized a $3.4 million restructuring credit resulting from our effort of subleasing the excess facilities. Also impacting cash flows from operations in fiscal 2006 was an additional $5.3 million in collection of accounts receivable and unearned revenue and deferred maintenance, partially offset by a decrease in accounts payable and accrued expenses of $4.3 million.

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

Cash Provided By Investing Activities

Cash provided by investing activities in fiscal 2007 was $542,000, primarily as a result of transferring restricted cash to cash equivalents of $977,000. Cash provided by investing activities in fiscal 2006 was $180,000, primarily as a result of sales of cost-method investments of $426,000 and offset by capital expenditures of $246,000. Cash provided by investing activities in fiscal 2005 was $23.8 million, primarily as a result of transfers from restricted cash and proceeds from dividends received related to equity investments.

Capital expenditures were $517,000 for fiscal 2007, $246,000 for fiscal 2006, and $142,000 for fiscal 2005. Our capital expenditures substantially consist of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

 Cash Provided By (Used For) Financing Activities

Cash provided by financing activities was $2.0 million in fiscal 2007, primarily due to issuance of common stock in relation to option and warrant exercises. Cash provided by financing activities was $15.9 million in fiscal 2006. In November 2006, we closed the rights offering, which provided $15.8 million in net proceeds after issuance costs. Cash used for financing activities in fiscal 2005 was $23.2 million, primarily due to the repayment of borrowings under our bank line of credit and Notes payments.
~28~

  Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of December 31, 2007, under non-cancelable operating lease agreements is as follows (in millions):

Operating
Leases
Years Ending December 31,
2008	$2.0
2009	1.8
2010	1.3
2011	1.1
2012	0.5
Total minimum lease payments	$6.7

As of December 31, 2007, we have accrued $1.3 million of estimated future facilities costs as a restructuring accrual. This accrual includes the above minimum lease payments that are related to excess space under lease and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income (See Note 8 in the Notes to Consolidated Financial Statements).

Additional Factors That May Affect Future Liquidity

The following table summarizes our contractual obligations as of December 31, 2007 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letter of credit.

		Less Than	1-3	4-5	Over
	Total	1 Year	Years	Years	5 Years
	(In millions)
Letter of credit	$1.0	$-	$-	$1.0	$-

We anticipate that future operating expenses and cash payments under operating leases will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues, and our ability to manage infrastructure costs.
~29~

Quarterly Results of Operations

The following tables set forth certain unaudited Consolidated Statement of Operations data for the eight quarters ended December 31, 2007, as well as that data expressed as a percentage of our total revenues for the periods indicated.

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

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$4,620	$5,280	$5,494	$5,733	$3,956	$4,750	$3,627	$2,882
Services	6,629	7,476	7,774	7,012	9,090	8,835	9,102	9,742
Total revenues	11,249	12,756	13,268	12,745	13,046	13,585	12,729	12,624
Cost of revenues:
Cost of software licenses	8	3	22	12	32	22	142	62
Cost of services	2,251	2,102	2,215	2,393	2,173	2,729	3,496	4,058
Total cost of revenues	2,259	2,105	2,237	2,405	2,205	2,751	3,638	4,120
Gross profit	8,990	10,651	11,031	10,340	10,841	10,834	9,091	8,504
Operating expenses:
Research and development	2,247	2,283	2,483	2,655	2,708	2,766	2,405	2,631
Sales and marketing	2,383	1,898	1,781	2,069	2,529	1,761	1,982	2,381
General and administrative	2,042	1,705	1,479	1,067	613	2,429	3,239	1,738
Goodwill impairment	-	-	-	-	-	-	-	-
Restructuring (credits), charges	(195)	260	306	278	(1,966)	(1,878)	(15)	490
Business combination charges	-	-	-	-	-	-	-	-
Total operating expenses	6,477	6,146	6,049	6,069	3,884	5,078	7,611	7,240
Operating income	2,513	4,505	4,982	4,271	6,957	5,756	1,480	1,264
Other income (expense), net	3,419	538	3,688	(6,711)	248	(163)	335	(227)
Income taxes (expense) benefit	(60)	419	(230)	(56)	(185)	(228)	(65)	(156)
Net income (loss)	$5,872	$5,462	$8,440	$(2,496)	$7,020	$5,365	$1,750	$881
Basic net income (loss) per share	$0.05	$0.05	$0.08	$(0.02)	$0.09	$0.08	$0.03	$0.02
Diluted net income (loss) per share	$0.05	$0.05	$0.08	$(0.02)	$0.09	$0.08	$0.03	$0.02
Shares used in computing basic net income (loss) per share	108,648	108,253	107,424	106,667	80,878	69,489	69,151	42,958
Shares used in computing diluted net income (loss) per share	111,896	111,577	111,035	106,667	80,878	69,489	69,151	43,068

As a Percent of Revenue

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	41%	41%	41%	45%	30%	35%	28%	23%
Services	59	59	59	55	70	65	72	77
Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	-	-	-	-	-	-	1	-
Cost of services	20	16	17	19	17	20	27	32
Total cost of revenues	20	16	17	19	17	20	28	32
Gross profit	80	84	83	81	83	80	72	68
Operating expenses:
Research and development	20	18	19	21	21	20	19	21
Sales and marketing	21	15	13	16	19	13	16	19
General and administrative	18	13	11	8	5	18	25	14
Goodwill impairment	-	-	-	-	-	-	-	-
Restructuring (credits), charges	(2)	2	2	2	(15)	(14)	-	4
Business combination charges	-	-	-	-	-	-	-	-
Total operating expenses	57	48	45	47	30	37	60	58
Operating income	23	36	38	34	53	43	12	10
Other income (expense), net	30	8	26	(53)	-	(3)	2	(3)
Net income (loss)	53%	44%	64%	(19)%	53%	40%	14%	7%

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
~30~

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our Consolidated Financial Statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2007 and 2006. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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

Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total realized gains during fiscal years 2007 and 2006 were 1,906,000 and $1,064,000, respectively. Our cash and cash equivalents, and restricted cash consisted of the following as of December 31, 2007 and 2006 (in thousands):

					Classified on Consolidated Balance Sheet as:
							Restricted
	Purchase/	Gross	Gross		Cash and	Restricted	Cash
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Cash,	Non-
	Cost	Gains	Losses	Fair Value	Equivalents	Current	Current
As of December 31, 2007:
Cash and certificates of deposits	$14,249	$-	$-	$14,249	$13,229	$20	$1,000
Money market	40,744	-	-	40,744	40,744	-	-
Total	$54,993	$-	$-	$54,993	$53,973	$20	$1,000
As of December 31, 2006:
Cash and certificates of deposits	$17,827	$-	$-	$17,827	$15,830	$997	$1,000
Money market	21,173	-	-	21,173	21,173	-	-
Total	$39,000	$-	$-	$39,000	$37,003	$997	$1,000
~31~

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

Cash deposits in foreign countries of approximately $14.2 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions we use and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

At December 31, 2007 and 2006, one customer accounted for 20% and 13% of our accounts receivable balance, respectively. For the years ended December 31, 2007, 2006 and 2005, no customer accounted for 10% or more of our total revenues.

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

Foreign Currency

We license our products and maintain significant operations in foreign countries. Fluctuations in the value of foreign currencies, principally the Euro, British Pound and Japanese Yen, relative to the United States dollar have impacted our operating results in the past and may do so in the future. We expect that international licenses, maintenance and consulting revenues will continue to account for a significant portion of our total revenues in the future. We pay the expenses of our international operations in local currencies and do not currently engage in hedging transactions with respect to such obligations.

 Equity Investments

Our equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the Consolidated Statement of Operations. Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs. These investments were liquidated in 2005 and a net gain of $17,000 was recorded. In 2006, we received approximately $426,000 cash related to the investments we made in the past. There was no net gain or loss in 2007.  Those investments were accounted for under the lower of cost or market method and were written off in prior years. The gain is reported under "Other Income (Expense), net" in the accompanying Consolidated Statements of Operations.
~32~

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related notes thereto of BroadVision, Inc. and the Reports of Independent Registered Public Accounting Firms are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and its subsidiaries as of December 31, 2007 and 2006, the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended, and the financial statement schedules as of and for the years ended December 31, 2007 and 2006 listed in the accompanying index at item 15(a) 2. We also have audited BroadVision, Inc.'s internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BroadVision Inc.'s management is responsible for these financial statements and financial statement schedules, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedules and an opinion on the Company's internal control over financial reporting based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement and whether effective internal control over financial reporting was maintained in all material respects. Our audits of the financial statements included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. as of December 31, 2007 and 2006, and the results of its operations and its cash flows for the years then ended in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedules as of and for the years ended December 31, 2007 and 2006 listed in the index appearing under Item 15(a)(2) presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, BroadVision, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2007, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Odenberg, Ullakko, Muranishi & Co. LLP

San Francisco, California
February 19, 2008

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

/s/ STONEFIELD JOSEPHSON, INC.
Irvine, California
May 26, 2006

~34~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	December 31,
	2007	2006
ASSETS
Current assets:
Cash and cash equivalents	$53,973	$37,003
Accounts receivable, net of reserves of $585 and $1,141 as of December 31, 2007 and 2006, respectively	7,614	10,106
Restricted cash	20	997
Prepaids and other	1,410	1,108
Total current assets	63,017	49,214
Property and equipment, net	688	1,144
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	541	518
Total assets	$90,312	$76,942

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,359	$1,249
Accrued expenses	6,386	10,538
Warrant liability	4,195	1,610
Unearned revenue	2,857	6,278
Deferred maintenance	7,726	10,584
Total current liabilities	22,523	30,259
Other non-current liabilities	3,024	3,429
Total liabilities	25,547	33,688
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of December 31, 2007 and 10,000 shares authorized as of December 31, 2006; none issued and outstanding	-	-
Common stock, $0.0001 par value; 280,000 shares authorized and 108,929 shares issued and outstanding as of December 31, 2007; 2,000,000 shares authorized and 106,523 shares issued and outstanding as of December 31, 2006	10	10
Additional paid-in capital	1,257,132	1,253,135
Accumulated other comprehensive income	16	168
Accumulated deficit	(1,192,393)	(1,210,059)
Total stockholders' equity	64,765	43,254
Total liabilities and stockholders' equity	$90,312	$76,942

The accompanying notes are an integral part of these Consolidated Financial Statements
~35~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2007	2006	2005
Revenues:
Software licenses	$21,127	$15,215	$14,721
Services	28,891	36,769	45,400
Total revenues	50,018	51,984	60,121
Cost of revenues:
Cost of (credit for) software licenses	45	258	(38)
Cost of services	8,961	12,456	21,931
Total cost of revenues	9,006	12,714	21,893
Gross profit	41,012	39,270	38,228
Operating expenses:
Research and development	9,668	10,510	13,831
Sales and marketing	8,131	8,653	16,208
General and administrative	6,293	8,019	9,479
Goodwill impairment	-	-	31,368
Restructuring charges (credits), net	649	(3,369)	(462)
Business combination charges	-	-	2,817
Total operating expenses	24,741	23,813	73,241
Operating income (loss)	16,271	15,457	(35,013)
Other income (expense):
Interest income (expense), net	1,906	638	(10,094)
(Expense) income from derivatives	(3,147)	(1,333)	11,346
Loss on debt extinguishment	-	-	(6,967)
Other income (expense), net	2,175	888	(849)
Total other income (expense)	934	193	(6,564)
Income (loss) before income taxes	17,205	15,650	(41,577)
Income taxes benefit (expense)	73	(634)	2,611
Net income (loss)	$17,278	$15,016	$(38,966)
Basic net income (loss) per share	$0.16	$0.23	$(1.14)
Diluted net income (loss) per share	$0.16	$0.23	$(1.14)
Shares used in computing basic net income (loss) per share	107,755	65,734	34,228
Shares used in computing diluted net income (loss) per share	110,746	65,734	34,228

The accompanying notes are an integral part of these Consolidated Financial Statements
~36~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
				Accumulated			Total
			Additional	Other			Stockholders'
			Paid-in	Comprehensive	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	(Deficit)
Balances as of December 31, 2004	33,951	$3	$1,214,619	$(172)	$(1,186,109)		$28,341
Comprehensive loss:
Net loss	-	-	-	-	(38,966)	$(38,966)	(38,966)
Foreign currency translations	-	-	-	265	-	265	265
Total comprehensive loss						$(38,701)
Issuance of common stock under employee stock purchase plan	516	-	512	-	-		512
Issuance of common stock from exercise of options	55	-	125	-	-		125
Balances as of December 31, 2005	34,522	3	1,215,256	93	(1,225,075)		(9,723)
Comprehensive income:
Net income	-	-	-	-	15,016	$15,016	15,016
Foreign currency translations	-	-	-	75	-	75	75
Total comprehensive income						$15,091
Exchange of debt to common stock	34,500	3	20,698	-	-		20,701
Stock-based compensation	-	-	950	-	-		950
Issuance of common stock under employee stock purchase plan	931	-	383	-	-		383
Issuance of common stock from rights offering, net of issuance costs	36,380	4	15,822	-	-		15,826
Issuance of common stock from exercise of options	190	-	26	-	-		26
Balances as of December 31, 2006	106,523	10	1,253,135	168	(1,210,059)		43,254
Cumulative-effect adjustments from the adoption of FIN No.48 (Note 6)	-	-	-	-	388		388
Adjusted Balance as of December 31, 2006	106,523	10	1,253,135	168	(1,209,671)		43,642
Comprehensive income:
Net income	-	-	-	-	17,278	$17,278	17,278
Foreign currency translations	-	-	-	(152)	-	(152)	(152)
Total comprehensive income						$17,126
Stock-based compensation		-	1,447	-	-		1,447
Issuance of common stock from restricted stocks awards	11	-	-	-	-		-
Issuance of common stock under employee stock purchase plan	1,146	-	863	-	-		863
Issuance of common stock from warrants exercise	341	-	1,066	-	-		1,066
Issuance of common stock from exercise of options	908	-	621	-	-		621
Balances as of December 31, 2007	108,929	$10	$1,257,132	$16	$(1,192,393)		$64,765

The accompanying notes are an integral part of these Consolidated Financial Statements
~37~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2007	2006	2005
Cash flows from operating activities:
Net income (loss)	$17,278	$15,016	$(38,966)
Adjustments to reconcile net income (loss) to net cash provided by (used for) operating activities:
Depreciation and amortization	969	1,385	1,231
Stock-based compensation expense	1,447	950	-
Provision for (reversal of) receivable reserves	248	487	(678)
Amortization of prepaid royalties	7	36	70
Gain on cost method investments	-	(426)	(1,117)
(Gain) loss on sale or abandonment of property and equipment	(78)	51	117
Goodwill impairment	-	-	31,368
Loss on debt extinguishment	-	-	6,967
Restructuring charge (credit)	649	(3,369)	-
Loss (gain) on revaluation of embedded derivatives and warrants	3,147	1,333	(11,346)
Amortization of discount and revaluation of convertible notes	-	-	9,422
Changes in operating assets and liabilities:
Accounts receivable	2,244	2,047	2,408
Prepaids and other	(304)	787	248
Other non-current assets	(27)	607	228
Accounts payable and accrued expenses	(2,828)	(4,272)	(6,970)
Restructuring accrual	(1,877)	(1,323)	(26,908)
Unearned revenue and deferred maintenance	(6,278)	3,274	(3,921)
Other non-current liabilities	(6)	(530)	(54)
Net cash provided by (used for) operating activities	14,591	16,053	(37,901)
Cash flows from investing activities:
Purchase of property and equipment	(517)	(246)	(142)
Proceeds from sale of assets	82	-	26
Proceeds from sale of cost method investments	-	426	590
Transfer from restricted cash	977	-	22,259
Proceeds from dividends on equity investments	-	-	1,101
Net cash provided by investing activities	542	180	23,834
Cash flows from financing activities:
Proceeds from issuance of common stock, net	1,484	409	637
Proceeds from issuance of common stock from warrant exercised	505	-	-
Proceeds from bank line of credit and term debt borrowings	-	-	35,000
Repayments of bank line of credit and term debt borrowings	-	(389)	(55,638)
Repayment of convertible debt	-	-	(3,199)
Proceeds from rights offering, net	-	15,826	-
Net cash provided by (used for) financing activities	1,989	15,846	(23,200)
Effect of exchange rates on cash and cash equivalents	(152)	75	265
Net increase (decrease) in cash and cash equivalents	16,970	32,154	(37,002)
Cash and cash equivalents, beginning of year	37,003	4,849	41,851
Cash and cash equivalents, end of year	$53,973	$37,003	$4,849
Supplemental cash flows disclosures:
Cash paid for interest	$-	$364	$873
Cash paid (refunded) for income taxes	$1	$502	$(445)
Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$-	$20,535	$-
Conversion of accrued interest to common stock	$-	$166	$-
Retirement of fully depreciated property and equipment	$13,598	$21,556	$-
Cumulative-effect adjustments from the adoption of FIN No.48	$388	$-	$-
Conversion of warrant liability to equity	$561	$-	$-

The accompanying notes are an integral part of these Consolidated Financial Statements
~38~

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1---Organization and Summary of Significant Accounting Policies

 Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, "BroadVision" or "we") was incorporated in the state of Delaware on May 13, 1993 and has been a publicly traded corporation since 1996. We develop, market, and support enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity.

In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Pehong Chen, our Chief Executive Officer served as Chief Financial Officer since Mr. Meyer's resignation on an interim basis until Dr. Shin-Yuan Tzou was appointed to the position in January 2008. Most recently, Dr. Tzou served as our Chief of Staff and the Regional General Manager for the Asia-Pacific-Japan region. Dr. Tzou has been with us since 1995.

 Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of our wholly-owned subsidiaries and us. All significant intercompany accounts and transactions have been eliminated in consolidation.

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
~39~

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

Cash, Cash Equivalents and Restricted Cash

We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term cash investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current. Letter of credit of $1.0 million secured by an equal amount of restricted cash is available to the landlord securing certain facilities leases as more fully described in Note 7.

Management determines the appropriate classification of cash investments at the time of purchase and evaluates such designation as of each balance sheet date. All cash investments to date have been classified as available-for-sale and carried at fair value with related unrealized gains or losses reported as other comprehensive income (loss), net of tax. Total realized gains during fiscal years 2007 and 2006 were $1,906,000 and $1,064,000, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

Our cash and cash equivalents, and restricted cash consisted of the following as of December 31, 2007 and 2006 (in thousands):

					Classified on Consolidated Balance Sheet as:
							Restricted
	Purchase/	Gross	Gross		Cash and	Restricted	Cash
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Cash,	Non-
	Cost	Gains	Losses	Fair Value	Equivalents	Current	Current
As of December 31, 2007:
Cash and certificates of deposits	$14,249	$-	$-	$14,249	$13,229	$20	$1,000
Money market	40,744	-	-	40,744	40,744	-	-
Total	$54,993	$-	$-	$54,993	$53,973	$20	$1,000
As of December 31, 2006:
Cash and certificates of deposits	$17,827	$-	$-	$17,827	$15,830	$997	$1,000
Money market	21,173	-	-	21,173	21,173	-	-
Total	$39,000	$-	$-	$39,000	$37,003	$997	$1,000

Research and Development and Software Development Costs

Statement of Financial Accounting Standards ("SFAS") No. 86, Accounting for the Cost of Computer Software to be Sold, Leased or Otherwise Marketed, requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expense in the period incurred.
~40~

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, amounted to $146,000, $33,000 and $68,000 in 2007, 2006 and 2005, respectively.

 Prepaid Royalties

Prepaid royalties relating to purchased software to be incorporated and sold with our software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Receivable Reserves

Occasionally, our customers experience financial difficulty after we record the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from invoice date. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional reserves may be required. Losses from customer receivables in the three-year period ended December 31, 2007, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, the receivable would be written off against the receivable reserve.

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

Cash deposits in foreign countries of approximately $14.2 million and $9.0 million on December 31, 2007 and 2006, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

As of December 31, 2007 and 2006, one customer accounted for 20% and 13% of our accounts receivable balance, respectively. For the years ended December 31, 2007, 2006 and 2005, no customer accounted for 10% or more of our total revenues.

 Restructuring

Through December 31, 2007, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) lease termination costs and/or costs associated with permanently vacating and sub-leasing our facilities; (2) other incremental costs incurred as a direct result of the restructuring plan; (3) impairment costs related to certain long-lived assets abandoned, and (4) severance and benefits termination costs related to the reduction of our workforce. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges.

We account for severance and benefits termination costs in accordance with EITF 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring) ("EITF 94-3"), for exit or disposal activities initiated on or prior to December 31, 2002. Accordingly, we record the liability related to these termination costs when the following conditions have been met: (i) management with the appropriate level of authority approves a termination plan that commits us to such plan and establishes the benefits the employees will receive upon termination; (ii) the benefit arrangement is communicated to the employees in sufficient detail to enable the employees to determine the termination benefits; (iii) the plan specifically identifies the number of employees to be terminated, their locations and their job classifications; and (iv) the period of time to implement the plan does not indicate changes to the plan are likely. The termination costs recorded by us are not associated with nor do they benefit continuing activities. We account for severance and benefits termination costs for exit or disposal activities initiated after December 31, 2002 in accordance with SFAS 146, Accounting For Costs Associated with Exit Activities ("SFAS 146"). SFAS 146 requires that a liability for a cost associated with an exit or disposal activity be recognized and measured initially at fair value only when the liability is incurred. This differs from EITF 94-3, which required that a liability for an exit cost be recognized at the date of an entity's commitment to an exit plan.

Prior to the adoption on January 1, 2003 of SFAS 146, we accounted for the costs associated with lease termination and/or abandonment in accordance with EITF 88-10, Costs Associated with Lease Modification or Termination ("EITF 88-10"). Accordingly, we recorded the costs associated with lease termination and/or abandonment when the leased property has no substantive future use or benefit to us. Under EITF 88-10, we record the liability associated with lease termination and/or abandonment as the sum of the total remaining lease costs and related exit costs, less probable sublease income. Under SFAS 146, we record a liability for lease termination and/or abandonment cost initially at fair value on the cease-use date of that facility. We account for costs related to long-lived assets abandoned in accordance with SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets, and, accordingly, charges to expense the net carrying value of the long-lived assets when we cease to use the assets.

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

We have recorded restructuring charges at the low-end of a range of assumptions modeled for restructuring charges in accordance with SFAS No.5, Accounting for Contingencies ("SFAS 5"). Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates.
~41~

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

Valuation of Long-Lived Assets

We adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Pursuant to SFAS 142, we are required to test our goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that the asset might be impaired. SFAS No. 142 provides for a two-step approach to determining whether and by how much goodwill has been impaired. The first step requires a comparison of the fair value of us to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment (Note 3).

Fair Value of Financial Instruments

The fair value of cash and cash equivalents, investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Employee Stock Benefit Plans

2006 Equity Incentive Plan: At our 2006 annual meeting on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"), under which 3,500,000 shares of common stock are reserved for issuance. Our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. Under the Equity Plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 25% of the total number of shares subject to options will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by us at the original purchase price of the stock upon termination of employment. Our right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the years ended December 31, 2007, 2006, and 2005, no shares were repurchased since no options were exercised prior to vesting. We may grant options from plans not approved by security holders. The "2000 Non-Officer Plan" is our only plan that has not been approved by our stockholders.  In addition, we have granted options outside of the plans, pursuant to arrangements that have not been approved by our stockholders.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 6,000,000 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2006, we had 1,520,006 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

            Employee Stock Purchase Plan: we also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase. The Board of Directors has authorized sequential one-year offerings beginning on July 1 of each year and extending until June 30 of the following year.  Commencing on the first day of the fiscal year that begins on January 1, 2004 and ending on (and including) the first day of the fiscal year that begins on January 1, 2014 (each such day, a "Calculation Date"), our Purchase Plan's reserved shares can be increased by a number equal to the lesser of (i) one and one-half percent (1.5%) of the shares of Common Stock outstanding on each such Calculation Date (rounded down to the nearest whole share); or (ii) eight hundred thousand (800,000) shares of Common Stock.

As of December 31, 2007 we had 1,869,348 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Upon adoption of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") (effective January 1, 2006), we began recording stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Operations.
~42~

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107 Share-Based Payment, which provides supplemental implementation guidance for SFAS 123R. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2007 and 2006 are as the following:

	Year Ended December 31,
	2007	2006
Cost of services	$266,735	$160,428
Research and development	567,041	381,664
Sales and marketing	319,145	229,906
General and administrative	294,166	178,150
	$1,447,087	$950,147

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). We adopted the alternative transition method provided in the FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our consolidated results of operations and financial condition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table. The expected term of options represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided in SAB 107. The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of our stock over the expected life of the option.  The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. During the year ended December 31, 2007 and December 31, 2006, we used a forfeiture rate of 9% and 11%, respectively, based on an analysis of historical data as we reasonably approximate the currently anticipated rate of forfeiture for granted and outstanding options that have not vested.  The following assumptions were used to determine stock-based compensation during the year ended December 31, 2007 and December 31, 2006:

	For the Year Ended
	December 31, 2007	December 31, 2006
Weighted average volatility	96%	84%
Expected dividends	0%	0%
Expected term (in years)	6.00	6.00
Risk free interest rate	4.20%	4.79%
Forfeiture rate	9%	11%

Employee Stock Purchase Plan

	Years Ended December 31,
	2007		2006		2005
Expected volatility	90%		107%		84%
Weighted average volatility	89%		106%		89%
Risk-free interest rate	5%		5%		4%
Expected life (in years)	1	year	1	year	1	year
Expected dividend yield	-%		-%		-%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2007, 2006, and 2005, was $0.78, $0.22, and $0.82, respectively.
~43~

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

	Aggregate
	Number of
	Common Shares	Weighted
	Issuable Under	Average
	Accelerated Stock	Exercise Price
	Options	per Share
Total Non-Employee Directors	122,181	$2.98
Total Named Executive Officers	391,886	2.87
Total Directors and Named Executive Officers	514,067	2.89
Total All Other Employees	610,707	2.97
Total	1,124,774	2.94

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in our statements of operations as required under the provisions of SFAS 123R, which was effective as of January 1, 2006.

Further details related to our Employee Stock Benefit Plans and our adoption of SFAS 123R are provided in Note 9 Stockholders' Equity.

Prior to January 1, 2006, we accounted for share-based payments to our employees and non-employee members of our Board of Directors under the recognition and measurement provisions of Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees, and related guidance, as permitted by SFAS 123, Accounting for Stock-Based Compensation ("SFAS 123"), and amended by SFAS 148, Accounting for Stock-Based Compensation-Transition and Disclosure ("SFAS 148"). We did not recognize any significant share-based employee compensation costs in our consolidated statements of operations prior to January 1, 2006, as options granted to employees and non-employee members of the board of directors generally had an exercise price equal to the fair value of the underlying common stock on the date of grant. As required by SFAS 148, prior to the adoption of SFAS 123R, we provided pro forma disclosure of net income (loss) applicable to common stockholders as if the fair-value-based method defined in SFAS 123 had been applied to employee stock options and purchase rights. In the pro forma information for periods prior to 2006, we accounted for pre-vesting forfeitures as they occurred. Our operating results for prior periods have not been restated. The following table illustrates the effect on net income (loss) per share applicable to common shareholders as if we had applied the fair value recognition provisions of SFAS 123 to share-based compensation for the year ended December 31, 2005 (in thousands, except per share amounts):

Year Ended December 31, 2005
Net income (loss), as reported	$(38,966)
Add: Stock-based compensation (income) expense included in reported net income (loss), net of related tax effects	-
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of related tax effects	(2,666)
Pro forma net income (loss)	$(41,632)
Net income (loss) per share:
Basic --as reported	$(1.14)
Basic --pro forma	$(1.22)
Diluted --as reported	$(1.14)
Diluted --pro forma	$(1.22)

    We account for equity instruments issued to non-employees in accordance with the provisions of SFAS 123 and EITF 96-18, Accounting for Equity Instruments that are Issued to Other than Employees for Acquiring, or in Conjunction with Selling Goods or Services.

For the year ended at December 31, 2005, the fair value of each option grant was estimated on the date of grant using the Black-Scholes option-pricing model with no expected dividends and the following weighted-average assumptions:

	Year Ended December 31, 2005
Expected life	7.40	years
Risk-free interest rate	4.12%
Volatility	84.00%
~44~

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

	Years Ended December 31,
	2007	2006	2005
Net income (loss)	$17,278	$15,016	$(38,966)
Weighted-average common shares outstanding used to compute basic income (loss) per share	107,755	65,734	34,228
Weighted-average common equivalent shares from outstanding common stock options and warrants	2,991	-	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	110,746	65,734	34,228
Basic income (loss) per share	$0.16	$0.23	$(1.14)
Diluted income (loss) per share	$0.16	$0.23	$(1.14)

In the years ended December 31, 2007 and 2006, 4,502,432 and 11,916,000 common shares, respectively, issuable upon the exercise of stock options and warrants were excluded from the above earnings per share calculations as their effect was anti-dilutive. In addition, in the year ended December 31, 2005, approximately 5.6 million common shares issuable upon conversion of the Notes were excluded from the above earnings per share calculation, as their effect was anti-dilutive.

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Consolidated Statements of Operations.  During 2006, we determined that one of our foreign subsidiaries' operations had substantially ceased and was effectively liquidated, and as a result, we wrote off $51,000 of related cumulative translation adjustment which was recorded as a charge to the interest and other income, net in the accompanying Statements of Operations.  For the years ended December 31, 2007, 2006, and 2005, translation (loss) gain was ($152,000), $75,000, and $265,000, respectively, and is included in the Comprehensive income (loss) account in the Consolidated Statement of Stockholder's Equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which consists of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders' Equity (Deficit). Total accumulated other comprehensive income (loss) is displayed as a separate component of Consolidated Statement of Stockholder's Equity (Deficit) in the accompanying Consolidated Balance Sheets. The accumulated balances for each classification of other comprehensive income (loss) consist of the following, net of taxes (in thousands):

	Foreign	Accumulated
	Currency	Other
	Translation	Comprehensive
	and Other	Income (Loss)
Balance, December 31, 2004	$(172)	$(172)
Net change during the year	265	265
Balance, December 31, 2005	93	93
Net change during the year	75	75
Balance, December 31, 2006	168	168
Net change during the year	(152)	(152)
Balance, December 31, 2007	$16	$16
~45~

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

 Segment and Geographic Information

We operate in one segment, electronic commerce business solutions. Our chief operating decision maker is considered to be our Chief Executive Officer ("CEO"). The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

 Reclassifications

Certain prior period account balances have been reclassified to conform to the current period presentation.

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any non controlling interest in the acquire and the goodwill acquired. The Statement also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied perspectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will assess the impact of SFAS 141R if and when a future acquisition occurs.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. The Statement also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our Consolidated Financial Statements.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2007	2006
Furniture and fixtures	$654	$795
Computer and software	5,359	14,547
Leasehold improvements	1,296	5,007
	7,309	20,349
Less accumulated depreciation and amortization	(6,621)	(19,205)
Total property and equipment, net	$688	$1,144

Depreciation and amortization expense for the years ended December 31, 2007, 2006, and 2005 was $1.0 million, $1.4 million, and $1.2 million, respectively. In 2007, we retired $13.6 million in property and equipment and wrote off $13.6 million in accumulated related depreciation. In 2007, we received $82,000 in proceeds from the sale of fixed assets and recorded a gain on sale or abandonment of property and equipment of $78,000.  In 2006, we retired $21.6 million in property and equipment and wrote off $21.5 million in accumulated related depreciation.
~46~

Note 3---Goodwill

In the quarter ended September 30, 2005, we recognized a goodwill impairment charge of $13.2 million as an estimated impairment in accordance with the requirements of SFAS 142. As of September 30, 2005, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1 and as permitted under SFAS 142, we estimated the impairment charge under Step 2 by estimating the fair value of all other assets and liabilities of the reporting unit. Subsequent to the issuance of our third quarter financial statements, we completed Step 2 and recorded an adjustment to the original estimate (recognized an additional impairment charge) of $18.2 million in the quarter ended December 31, 2005. Further, as of December 31, 2007 and 2006, we performed a goodwill impairment analysis under Step 1. Because the fair value was determined to be greater than book value, Step 2 under SFAS 142 was not required, and therefore no additional impairment was necessary at December 31, 2007 and 2006.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the business. Changes in these estimates could change our conclusion regarding impairment of goodwill and potentially result in a non-cash goodwill impairment charge in future periods.

From 2000 through 2007, we have amortized and written off $742.0 million of the $767.0 million goodwill incurred as a result of a statutory merger involving a stock-for-stock exchange with another company.

Note 4---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2007	2006
Employee benefits	$1,076	$961
Commissions and bonuses	656	885
Sales and other taxes	1,245	2,000
Income tax and tax contingency reserves	427	1,378
Restructuring	439	1,272
Customer advances	288	654
Royalty	1,376	2,482
Other	879	906
Total accrued expenses	$6,386	$10,538

Note 5---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2007	2006
Restructuring	$895	$1,290
Deferred maintenance and unearned revenue	1,481	1,739
Other	648	400
Total other non-current liabilities	$3,024	$3,429
~47~

Note 6---Income Taxes

The components of (expense) benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Current:
Federal	$440	$(350)	$660
State	(61)	(75)	(10)
Foreign	(306)	(209)	1,961
Total current	73	(634)	2,611
Deferred:
Federal	-	-	-
State	-	-	-
Total deferred	-	-	-
Income tax benefit (expense)	$73	$(634)	$2,611

The differences between the (expense) benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense) benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Expected income tax (expense) benefit	$(6,022)	$(5,744)	$14,552
Expected state income taxes (expense) benefit, net of federal tax benefit	(39)	(49)	662
Research and development credit	89	-	-
Foreign taxes	(894)	(209)	(264)
Change in valuation allowance	7,116	5,941	(575)
Stock based compensation and warrant revaluation	(1,039)	(91)	0
True-ups	261	-	-
Reserve release	424	-	-
Foreign loss not benefited	-	(584)	(952)
Utilization of foreign net operating loss carryforwards	-	-	913
Non-deductible goodwill and intangible amortization	-	-	(10,806)
Tax credits and other permanent items	199	114	-
Other	(22)	(12)	(919)
Income tax (expense) benefit	$73	$(634)	$2,611

The individual components of our deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2007	2006
Deferred tax assets:
Depreciation and amortization	$2,111	$3,602
Accrued, allowance and others	2,967	4,751
Capitalized research and development	1,846	2,430
Net operating losses	206,477	211,331
Tax credits	6,547	13,946
Unrealized loss on marketable securities	1,589	1,589
Total deferred tax assets	221,537	237,649
Less: valuation allowance	(221,537)	(237,649)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2007 and 2006, due to the uncertainty regarding their future realization. The total valuation allowance decreased $14,457,000 from December 31, 2006 to December 31, 2007 and decreased $5,356,000 from December 31, 2005 to December 31, 2006, respectively, due primarily to utilization of net operating loss carryovers. As of December 31, 2007, we had federal and state net operating loss ("NOL") carryforwards of approximately $551,275,000 and $156,249,000, net of Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOL did not include a deduction from stock based compensation for which a benefit would be recorded in additional paid-in capital when realized. In addition, we had federal and state research and development credit carryforwards of approximately $4,290,000 and $2,854,000 as of December 31, 2007 and 2006, respectively, available to offset future tax liabilities. Our federal net operating loss and tax credit carryforwards expire in the tax years 2008 through 2022, if not utilized. The state net operating loss carryforwards expire in the tax years 2008 through 2022. The state research and development credits can be carried forward indefinitely.
~48~

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on an IRC Section 382 study completed in February 2007, we determined that there were ownership changes during year 1998. Consequently, a portion of our tax carryforwards will expire before they can be fully utilized. Therefore, in 2007, we reduced our reported available federal NOL carryforwards by approximately $5.3 million.

Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109. Fin No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Step one, Recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

As a result of the implementation of FIN No. 48, we recognized a decrease in the liability in the amount of $388,000 for unrecognized tax benefits related to tax positions taken in prior periods. This is reflected as a change in accounting principle, as an adjustment to opening retained earnings. Additionally, we reclassified $160,000 from current taxes payable to long-term taxes payable as FIN No. 48 specifies that tax positions for which the timing of the ultimate resolution is uncertain should be recognized as long-term liabilities.

Upon adoption of FIN No. 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes did not change.

Our total amount of unrecognized tax benefits as of January 1, 2007 (adoption date) and December 31, 2007 were $2,248,000 and $1,860,000, respectively. Also, our total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate were $548,000 and $160,000 as of January 1, 2007 and December 31, 2007, respectively.

The tax years 1993 to 2006 remain open in several jurisdictions, none of which have individual significance.

Balance at January 1, 2007	$2,248,000
Additions based on tax positions related to the current year	-
Additions for tax positions of prior years	-
Reductions for tax positions of prior years	(388,000)
Settlements	-
Balance at December 31, 2007	$1,860,000

Note 7---Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2007 and December 31, 2006.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2007 and 2006, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either December 31, 2007 or December 31, 2006. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

 Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.
~49~

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Operating
Leases
Years Ending December 31,
2008	$2.0
2009	1.8
2010	1.3
2011	1.1
2012	0.5
Total minimum lease payments	$6.7

These future minimum lease payments exclude approximately $3.1 million of sublease income to be received under non-cancelable sublease agreements. As of December 31, 2007, we have accrued $1.3 million of estimated future facilities costs as a restructuring accrual.

Rent expense for the years ended December 31, 2007, 2006 and 2005 was $1,598,000, $2,315,000, and $3,187,000, respectively.

 Standby Letter of Credit Commitments

Commitments totaling $1.0 million as of December 31, 2007 and $2.0 million as of December 31, 2006, in the form of standby letters of credit, were issued on our behalf from financial institutions, in favor of our various landlords to secure obligations under our facility leases.

 Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 8---Restructuring

    The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2007 (in thousands):

	Severance	Facilities/
	and	Excess
	Benefits	Assets	Total
Accrual balances, December 31, 2004	$824	$33,339	$34,163
Restructuring charges (credits)	1,006	(1,468)	(462)
Cash payments	(1,414)	(25,032)	(26,446)
Accrual balances, December 31, 2005	416	6,839	7,255
Restructuring charges (credits)	348	(3,717)	(3,369)
Cash payments	(417)	(907)	(1,324)
Accrual balances, December 31, 2006	347	2,215	2,562
Restructuring (credits) charges	(347)	996	649
Cash payments	-	(1,877)	(1,877)
Accrual balances, December 31, 2007	$-	$1,334	$1,334

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

In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center. We instead decided to occupy a portion of the new space and sub-lease the remaining excess space. As noted above, in January 2007, we moved into our new worldwide headquarters at Pacific Shores Center, occupying approximately 27,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We subleased approximately 22,500 square feet effective on January 8, 2007.
~50~

The nature of the charges and credits in 2007 were as follows:

●
Severance and benefits -- In 2007, we have reversed these severance accruals due to the expiration of the relevant statute of limitations. This resulted into a reversal of the related accrual of $347,000.

●
Facilities/excess assets -- During 2007, one of the leases located in Redwood City, California expired. We incurred an asset retirement obligation of $40,000 before returning the property to the landlord.

The nature of the charges and credits in 2006 were as follows:

●
Severance and benefits -- During the year ended December 31, 2006, we recorded $348,000 in severance charges related to the approved Work Reduction Plan. Due to this strict European labor law we were not able to recognize severance charges for three employees until 2006.

●
Facilities/excess assets -- During the year ended December 31, 2006, we recorded a facilities-related restructuring credit of $3.7 million. In the third quarter of 2006, we did not exercise a $4.5 million option to buy out the residual lease obligation entered in 2004 and the buyout option expired. Therefore, we reversed the 2004 accrual in the third quarter of 2006. In the fourth quarter of 2006, we subleased 22,500 square feet of excess space and adjusted the restructuring accrual accordingly. We made cash payments of $0.9 million during the year ended December 31, 2006 related to these agreements.

The nature of the charges and credits in 2005 were as follows:

●
Severance and benefits --- On June 29, 2005, our Board of Directors approved a business restructuring plan, primarily consisting of headcount reductions, designed to adjust expenses to a level more consistent with anticipated revenues. The reduction included approximately 63 employees, or 22% of our workforce. We recorded severance charges of approximately $1.1 million in the year ended December 31, 2005, related to workforce reductions as a component of our restructuring plans executed during the year.

●
Facilities/excess assets --- During the year ended December 31, 2005, we recorded a facilities-related restructuring credit of $1.5 million. During the third and fourth quarters of 2004 and the first quarter of 2005, we reached agreements with certain landlords to extinguish future real estate obligations. In addition, we entered into subleases in 2005 in excess of those anticipated. We made cash payments of $25.0 million during the twelve months ended December 31, 2005 related to buyout agreements. We have a letter of credit of $2.0 million secured by equal amount of restricted cash to the landlord securing facilities leases.

As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.0 million. We would have made an additional cash payment of $4.5 million had we exercised an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of the restructuring credit of $24.6 million recorded in fiscal 2004. As discussed above, in the third quarter of 2006, we did not exercise the $4.5 million option to buy out the residual lease obligation, and the buy-out option expired. In connection with one of the buyout transactions, we issued to the landlord a five-year warrant to purchase approximately 700,000 shares of our common stock at an exercise price of $5.00 per share, exercisable beginning in August 2005. See Note 9.

As of December 31, 2007, the total restructuring accrual of $1.3 million consisted of the following (in millions):

		Non-
	Current	Current	Total
Severance and termination	$-	$-	$-
Excess facilities	0.5	0.8	1.3
Total	$0.5	$0.8	$1.3

We no longer have excess facilities related to restructured or abandoned leased space.
~51~

The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

		Amounts	Amounts
		Charged to	Reversed to
	Accrued	Restructuring	Restructuring	Amounts	Accrued
	Restructuring	Costs and	Costs and	Paid or	Restructuring
	Costs, Beginning	Other	Other	Written Off	Costs, Ending
Year Ended December 31, 2007:
Lease cancellations and commitments	$77	$126	$-	$(195)	$8
Termination payments to employees and related costs	-	-	-	-	-
Write-off on disposal of assets and related costs	-	-	-	-	-
	$77	$126	$-	$(195)	$8
Year Ended December 31, 2006:
Lease cancellations and commitments	$4,188	$389	$(4,500)	-	$77
Termination payments to employees and related costs	105	348	-	(453)	-
	$4,293	$737	$(4,500)	$(453)	$77
Year Ended December 31, 2005:
Lease cancellations and commitments	$21,824	$(821)	$-	$(16,815)	$4,188
Termination payments to employees and related costs	365	1,006	-	(1,266)	105
	$22,189	$185	$-	$(18,081)	$4,293

The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts	Amounts
	Accrued	Charged to	Reversed to	Amounts
	Restructuring	Restructuring	Restructuring	Paid or	Accrued
	Costs,	Costs and	Costs and	Written	Restructuring
	Beginning	Other	Other	Off	Costs, Ending
Year Ended December 31, 2007:
Lease cancellations and commitments	$2,138	$870	$-	$(1,682)	$1,326
Termination payments to employees and related costs	347	-	(347)	-	-
Write-off on disposal of assets and related costs	-	-	-	-	-
	$2,485	$870	$(347)	$(1,682)	$1,326
Year Ended December 31, 2006:
Lease cancellations and commitments	$2,651	$394	$-	$(907)	$2,138
Termination payments to employees and related costs	311	-	-	36	347
	$2,962	$394	-	$(871)	$2,485
Year Ended December 31, 2005:
Lease cancellations and commitments	$11,515	$-	$(647)	$(8,217)	$2,651
Termination payments to employees and related costs	459	-	-	(148)	311
	$11,974	$-	$(647)	$(8,365)	$2,962
~52~

Note 9---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2007, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

In November 2004, we entered into a definitive agreement for the private placement of the $16.0 million in aggregate principal amount of senior subordinated secured convertible notes (the "Notes") that were convertible, at the holders' option, into common stock at a conversion price of $2.76 per share. The Notes bore interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. In November 2005, Dr. Pehong Chen, our Chief Executive Officer and largest stockholder, acquired all Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve us from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 34,500,000 shares of BroadVision common stock, at an effective price per share of $0.45, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006 and was reported as an increase in additional paid-in capital of approximately $20.7 million.

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

Our rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase approximately 36.4 million shares, resulting in $15.8 million in net proceeds for us.  Then we reduced our total number of authorized shares of common stock from 2,000,000,000 to 280,000,000 in February 2007. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.

As of December 31, 2007, we had reserved 8,644,396 common shares for future issuance upon the exercise of stock options and warrants.

Our CEO has options to purchase 1,704,444 shares of common stock at a weighted average exercise price of $38.60 per share. The table below is a summary of shares granted through December 31, 2007:

				Vesting
	Options	Options		Period
Date Granted	Granted	Price	Vested	(Months)
06/23/1999	500,000	$60.00	500,000	60
05/25/2001	500,000	66.51	500,000	48
11/27/2001	4,444	35.01	4,444	24
02/19/2002	55,555	18.63	55,555	48
10/30/2002	644,445	2.16	644,445	48
Totals	1,704,444		1,704,444

Activity in the Equity Plan is as follows:

	Years Ended December 31,
	2007				2006		2005
		Weighted-	Weighted-	Aggregate		Weighted-		Weighted-
		Average	Average	Intrinsic		Average		Average
	Options	Exercise	Remaining	Value	Options	Exercise	Options	Exercise
		Price	Contractual			Price		Price
	(000's)		Term		(000's)		(000's)
Outstanding at beginning of period	6,239	$13.48			3,765	$23.48	4,876	$21.93
Granted	599	1.70			3,880	0.59	422	2.18
Exercised	(788)	0.60			(46)	0.57	(26)	1.50
Forfeited	(138)	0.70			(387)	0.57	(1,507)	13.24
Expired	(66)	26.58			(973)	6.41	-	-
Outstanding at end of period	5,846	14.16	6.41	$3,326,701	6,239	13.48	3,765	23.48
Options exercisable at end of period	4,831	$16.89	5.88	$2,616,658	3,910	$21.15	3,748	$23.49
Option vested and expected to vest at end of period	5,775	$14.31	6.38	$3,301,812
Weighted-average fair value of options granted during the period		$1.33				$0.34		$0.70
Aggregate Intrinsic Value:
Options exercised		$1,303,996				$9,855
Options exercisable		$2,616,658				$249,438
~53~

We granted 144,000 shares of fully vested restricted stock to the non-employee members of our Board of Directors in March 2006, and recorded a stock-based compensation expense of $82,060. We granted 23,319 shares of restricted stock to the non-employee members of our Board of Directors in June 2007, and recorded a stock-based compensation expense of $28,541.  These 23,319 shares of restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders held in June 2007, with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the June 2007 annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

The following table summarizes stock options outstanding under the Equity Plan as of December 31, 2007:

				Outstanding
				Weighted-
				Average
				Remaining	Weighted	Exercisable	Weighted
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			(000's)	Life in Years	Price	(000's)	Price
$0.57	-	$0.57	2,333	8.17	$0.57	1,982	$0.57
0.63	-	1.90	809	8.49	1.22	319	1.16
2.10	-	2.21	862	5.96	2.17	688	2.16
2.35	-	35.01	737	5.10	11.76	737	11.76
35.25	-	66.51	1,093	2.43	62.29	1,093	62.29
80.09	-	252.00	10	2.49	132.65	10	132.65
282.38	-	282.38	1	2.40	282.38	1	282.37
$299.81	-	$299.81	1	2.58	299.81	1	300
			5,846	6.41	$14.16	4,831	$16.89

We grant options outside of our Equity Plan (2000 Non-Officer Plan and Non-Plan Grants). The terms of these options are generally identical to those granted under our Equity Plan. A summary of options granted outside of the plan is presented below:

	Years Ended December 31,
	2007				2006		2005
		Weighted-	Weighted	Aggregate		Weighted-		Weighted-
		Average	Average	Intrinsic		Average		Average
	Options	Exercise	Remaining	Value	Options	Exercise	Options	Exercise
		Price	Contractual			Price		Price
	(000's)		Term		(000's)		(000's)
Outstanding at beginning of period	765	$9.70			588	$16.70	1,151	$17.69
Granted	-	-			432	0.53	3	2.10
Exercised	(120)	1.26			-	-	(28)	1.50
Forfeited	-	-			(93)	0.57	(141)	2.14
Expired	(23)	18.96			(162)	15.74	(397)	27.73
Outstanding at end of period	622	11.02	6.39	$454,759	765	9.70	588	16.70
Options exercisable at end of period	565	$12.09	6.20	$380,860	495	$14.72	588	$16.70
Option vested and expected to vest at end of period	621	$11.04	6.39	$453,441
Weighted-average fair value of options granted during the period		$-				$0.30		$0.42
Aggregate Intrinsic Value:
Options exercised		$171,595				$-
Options exercisable		$380,860				$14,175
~54~

The following table summarizes stock options, granted outside the Equity Plan (2000 Non-Officer Plan and non-plan grants), outstanding as of December 31, 2007:

				Outstanding
				Weighted-
				Average
				Remaining	Weighted	Exercisable	Weighted
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			(000's)	Life in Years	Price	(000's)	Price
$0.46	-	$0.46	140	8.39	$0.46	111	$0.46
0.48	-	0.50	40	8.47	0.49	30	0.49
0.57	-	0.57	127	8.17	0.57	109	0.57
1.50	-	1.50	210	4.81	1.50	210	1.50
2.10	-	60.00	78	4.63	17.89	78	17.89
64.44	-	97.37	10	1.63	87.46	10	87.46
241.88	-	241.88	16	2.30	241.88	16	241.88
$381.94	-	$381.94	1	2.09	381.93	1	381.93
			622	6.39	$11.02	565	$12.09

As of December 31, 2007, total unrecognized compensation cost related to unvested stock options was $857,000, which is expected to be recognized over the remaining weighted-average vesting periods of 0.64 year. During the year ended December 31, 2007 and 2006, we have received cash of $1,484,000 and $409,000, respectively from the exercise of stock options and employee stock purchases.

 Warrants

Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP"). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration payment obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5"), when the payment of liquidated damages becomes probable and can be reasonably estimated. We do not believe that we have any SFAS No. 5 contingencies as of December 31, 2007 relating to our registration payment arrangements, nor do we believe that there is a material impact on our Consolidated Financial Statements as a result of implementing this FSP.

As of December 31, 2007, the following warrants to purchase our common stock were outstanding (dollars in thousands, except per share data):

	Shares at			Fair Value at
	December 31,		Price per	December 31,
Description	2007	2006	Share	2007	2006
Issued to landlord in real estate buyout transaction in August 2004	700,000	700,000	$5.00	$167	$79
Issued to convertible debenture investors in November 2004	3,865,811	4,206,811	1.48	4,028	1,531
Others issued in connection with revenue transactions in 1997 and 2000	620	4,798	Various	-	-
Total	4,566,431	4,911,609	2.04	$4,195	$1,610

The warrant issued in connection with the real estate transaction has a term of five years, and is exercisable beginning in August 2005. The warrant issued in connection with the convertible debentures also has a term of five years and is exercisable beginning in May 2005. Under an anti-dilution provision of the debt warrants and as triggered by the debt to equity exchange of the Notes and the rights offering, the debt warrant was reissued in March 2006 and November 2006, respectively.

In accordance with EITF 00-19 Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance. During year 2007, we recorded charges related to the change in fair value of the warrants of approximately $3.1 million. During year 2007, certain convertible debenture investors exercised 341,000 warrants to purchase an equivalent number of Company common shares for total cash proceeds of $505,000.  During year 2006, we recorded charges related to the change in fair value of the warrants of approximately $1.3 million. During year 2005, we recorded credits related to the change in fair value of the warrants of approximately $4.6 million. These amounts are included as a component of Other Income (Expense), net, in the accompanying Consolidated Statement of Operations. If the warrants are exercised prior to their termination, their carrying value will be transferred to stockholders' equity.
~55~

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by us. We made no contributions during the three years ended December 31, 2007.

Note 11---Geographic, Segment and Significant Customer Information

We operate in one segment, electronic business commerce solutions. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific). Our chief operating decision maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Software licenses	$21,127	$15,215	$14,720
Services	6,204	12,099	19,095
Maintenance	22,687	24,670	26,306
Total revenues	$50,018	$51,984	$60,121

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

Disaggregated financial information regarding our products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2007	2006	2005
Revenues:
Americas	$31,714	$30,976	$34,328
Europe	12,092	14,530	20,228
Asia/Pacific	6,212	6,478	5,565
Total Company	$50,018	$51,984	$60,121

During the years ended December 31, 2007, 2006 and 2005, no customer accounted for 10% or more of our revenues.

The following represents property and equipment and goodwill (long-lived assets) by geographic region (in thousands):

	December 31,
	2007	2006
Long-Lived Assets:
Americas	$25,581	$26,025
Europe	62	104
Asia/Pacific	111	81
Total Company	$25,754	$26,210

Note 12---Related Party Transactions

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total contract value is $132,000.  For the year ended December 31, 2007, $112,000 was recognized as revenue. We have received payment of $126,000 for the contract as of December 31, 2007.  We incurred $50,000 in direct costs and expenses relating to this contract.

In 2006, we executed a consulting agreement with a third party in which the CEO is a passive owner and convertible note holder. The total contract value is $365,000. For the year ended December 31, 2006, we recognized $365,000 as revenue. We received payment for the entire contract in the third quarter of 2006. We incurred $99,000 in costs and expenses relating to this contract.
~56~

Note 13---Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited Consolidated Statement of Operations data for the eight quarters ended December 31, 2007, as well as that data expressed as a percentage of total revenues for the periods indicated.

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

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2007	2007	2007	2007	2006	2006	2006	2006
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$4,620	$5,280	$5,494	$5,733	$3,956	$4,750	$3,627	$2,882
Services	6,629	7,476	7,774	7,012	9,090	8,835	9,102	9,742
Total revenues	11,249	12,756	13,268	12,745	13,046	13,585	12,729	12,624
Cost of revenues:
Cost of software licenses	8	3	22	12	32	22	142	62
Cost of services	2,251	2,102	2,215	2,393	2,173	2,729	3,496	4,058
Total cost of revenues	2,259	2,105	2,237	2,405	2,205	2,751	3,638	4,120
Gross profit	8,990	10,651	11,031	10,340	10,841	10,834	9,091	8,504
Operating expenses:
Research and development	2,247	2,283	2,483	2,655	2,708	2,766	2,405	2,631
Sales and marketing	2,383	1,898	1,781	2,069	2,529	1,761	1,982	2,381
General and administrative	2,042	1,705	1,479	1,067	613	2,429	3,239	1,738
Goodwill impairment	-	-	-	-	-	-	-	-
Restructuring (credits), charges	(195)	260	306	278	(1,966)	(1,878)	(15)	490
Business combination charges	-	-	-	-	-	-	-	-
Total operating expenses	6,477	6,146	6,049	6,069	3,884	5,078	7,611	7,240
Operating income	2,513	4,505	4,982	4,271	6,957	5,756	1,480	1,264
Other income (expense), net	3,419	538	3,688	(6,711)	248	(163)	335	(227)
Income taxes (expense) benefit	(60)	419	(230)	(56)	(185)	(228)	(65)	(156)
Net income (loss)	$5,872	$5,462	$8,440	$(2,496)	$7,020	$5,365	$1,750	$881
Basic net income (loss) per share	$0.05	$0.05	$0.08	$(0.02)	$0.09	$0.08	$0.03	$0.02
Diluted net income (loss) per share	$0.05	$0.05	$0.08	$(0.02)	$0.09	$0.08	$0.03	$0.02
Shares used in computing basic net income (loss) per share	108,648	108,253	107,424	106,667	80,878	69,489	69,151	42,958
Shares used in computing diluted net income (loss) per share	111,896	111,577	111,035	106,667	80,878	69,489	69,151	43,068

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
~57~

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

As previously reported in our Annual Report on Form 10-K, as of December 31, 2006, we identified one material weakness in our internal control over financial reporting.  This material weakness related to insufficient number of experienced personnel in our accounting and finance organization had been fully remediated as of December 31, 2007.

An evaluation as of December 31, 2007 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2007.

(b) Management's Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our internal control system is designed to provide reasonable assurance regarding the preparation and fair presentation of financial statements for external purposes in accordance with generally accepted accounting principles. All internal control systems, no matter how well designed, have inherent limitations and can provide only reasonable assurance that the objectives of the internal control system are met.

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control¡XIntegrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). The only one material weakness in internal control over financial reporting as of December 31, 2006 that we previously reported had been fully remediated as of December 31, 2007.  Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2007.

Our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, has audited our Consolidated Financial Statements for two years ended December 31, 2007 included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2007.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2007, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    Not applicable.
~58~

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in June 2008 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Conduct and Ethics", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Executive Compensation", "Compensation Committee Interlocks and Insider Participation", "Compensation Committee Report" and "Overview of Director Compensation and Procedures".

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Security Ownership of Certain Beneficial Owners and Management" and "Equity Compensation Plan Information".

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Certain Relationships and Related Party Transactions" and "Information about the Board of Directors".

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Public Accounting Fees and Services".
~59~

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

1. Consolidated Financial Statements. The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2007 and 2006
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2007
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2007
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2007
Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

Schedule II---Valuation and Qualifying Accounts

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.
~60~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 21st day of February 2008.

          BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
Chairman of the Board, President, and Chief Executive Officer

~61~

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

Signature	Title	Date

/s/ Pehong Chen		February 21, 2008
Pehong Chen	Chairman of the Board, President, Chief Executive Officer, and (Principal Executive Officer)

/s/ Shin-yuan Tzou
Shin-Yuan Tzou	Chief Financial Officer (Principal Financial and Accounting Officer)	February 21, 2008

/s/ Francois Stieger		February 21, 2008
Francois Stieger	Director

/s/ James D. Dixon		February 21, 2008
James D. Dixon	Director

/s/ Robert Lee		February 21, 2008
Robert Lee	Director
~62~

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2007	$1,141	$248	$(804)	$585
Year Ended December 31, 2006	$731	$487	$(77)	$1,141
Year Ended December 31, 2005	$1,409	$(598)	$(80)	$731
 (1) Represents net charge-offs of specific receivables.
~63~

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2007

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(6)	Certificate of Amendment of Certificate of Incorporation.
3.3(16)	Amended and Restated Bylaws.
3.4(20)	Certificate of Amendment of Certificate of Incorporation.
4.1(1)	References are hereby made to Exhibits 3.1, 3.2, and 3.4.
4.2(18)	Registration Rights Agreement dated November 10, 2004 among the company and certain investors listed on Exhibit A thereto.
4.3(14)	Registration Rights Agreement dated March 8, 2006, between the company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan as amended through May 1, 2002 (the "Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based).
10.5(8)(a)	1996 Employee Stock Purchase Plan as amended May 1, 2002 (the "Employee Stock Purchase Plan").
10.6(1)(a)	Employee Stock Purchase Plan Offering (Initial Offering).
10.7(1)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.8(1)(b)	Terms and Conditions dated January 1, 1995 between IONA Technologies LTD and the company.
10.9(2)(a)	Employee Stock Purchase Plan Offering (2007 Offering).
10.10(5)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective March 26, 2007.
10.11(11)	Lease Termination Agreement with The Board of Trustees of The Leland Stanford Junior University.
10.12(3)(a)	2000 Non-Officer Equity Incentive Plan.
10.13(4)(b)	Independent Software Vendor Agreement dated June 30, 1998 between the company and IONA Technologies, PLC, as amended.
10.14(7)	Form of Indemnity Agreement between the company and each of its directors and executive officers.
10.15(9)	Offer letter dated March 4, 2003 by and between the company and William Meyer.
10.16(10)	BroadVision, Inc. Change in Control Severance Benefit Plan, established effective May 22, 2003.
10.17(10)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.18(13)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the company.
10.19(13)	Warrant to Purchase up to 700,000 share of common stock, dated July 7, 2004, issued to Pacific Shores Investors, LLC.
10.20(13)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the company.
10.21(14)	Securities Purchase Agreement dated as of November 10, 2004.
10.22(16)	Agreement to Restructure Lease and To Assign Subleases dated as of October 1, 2004 between VEF III Funding, LLC and the company.
10.23(17)	Amendment No. 5 to IONA Independent Software Vendor Agreement dated December 20, 2004, between IONA Technologies, Inc. and the company.
10.24(15)	Debt Conversion Agreement dated as of December 20, 2005, between the company and Honu Holdings, LLC
10.25(12)	2006 Equity Incentive Plan
10.26(19)	Agreement to Assign Lease and Sublease dated as of January 8, 2007 between the company and Dexterra, Inc.
21.1	Subsidiaries of the company.
23.1	Consent of Stonefield Josephson, Inc.
23.2	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the company.
31.2	Certification of the Chief Financial Officer of the company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1) Incorporated by reference to the company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2) Incorporated by reference to the company's Registration Statement on Form S-8 filed on August 29, 2007.
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
(11) Incorporated by reference to the company's Current Report on Form 8-K filed on November 09, 2007.
(12) Incorporated by reference to the company's Registration Statement on Form S-8 filed on November 6, 2006.
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
(16) Incorporated by reference to the company's Current Report on Form 8-K filed on November 19, 2004.
(17) Incorporated by reference to the company's Current Report on Form 8-K filed on December 23, 2004.
(18) Incorporated by reference to the company's Current Report on Form 8-K filed on February 1, 2005.
(19) Incorporated by reference to the company's Current Report on Form 8-K filed on January 10, 2007.
(20) Incorporated by reference to the company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(a) Represents a management contract or compensatory plan or arrangement.
(b) Confidential treatment requested.

~64~