Form 10-Q
period 2008-03-31
BROADVISION INC
filed 2008-05-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2008
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
Large accelerated filer ☐      Accelerated filer  ☑     Non-accelerated filer ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of April 30, 2008 there were 109,241,459 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended March 31, 2008

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	March 31,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$57,710	$53,973
Accounts receivable, less allowance for doubtful accounts of $490 as of March 31, 2008 and $585 as of December 31, 2007	8,985	7,614
Restricted cash	20	20
Prepaids and other	1,650	1,410
Total current assets	68,365	63,017
Property and equipment, net	643	688
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	538	541
Total assets	$95,612	$90,312
LIABILITIES AND STOCKHOLDERS EQUITY
Current liabilities:
Accounts payable	$1,395	$1,359
Accrued expenses	6,368	6,386
Warrant liability	1,741	4,195
Unearned revenue	2,814	2,857
Deferred maintenance	9,494	7,726
Total current liabilities	21,812	22,523
Other non-current liabilities	3,269	3,024
Total liabilities	25,081	25,547
Stockholders equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of March 31, 2008 and December 31, 2007 respectively; none issued and outstanding	-	-
Common stock, $0.0001 par value; 280,000 shares authorized and 108,965 shares issued and outstanding as of March 31, 2008; 280,000 shares authorized and 108,929 shares issued and outstanding as of December 31, 2007	10	10
Additional paid-in capital	1,257,532	1,257,132
Accumulated other comprehensive income	21	16
Accumulated deficit	(1,187,032)	(1,192,393)
Total stockholders equity	70,531	64,765
Total liabilities and stockholders equity	$95,612	$90,312

* Derived from audited consolidated financial statements filed in the Company's 2007 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except par share amounts)
(Unaudited)

	Three Months Ended March 31,
	2008	2007
Revenues:
Software licenses	$3,977	$5,733
Services	6,053	7,012
Total revenues	10,030	12,745
Cost of revenues:
Cost of software licenses	7	12
Cost of services	2,253	2,393
Total cost of revenues	2,260	2,405
Gross profit	7,770	10,340
Operating expenses:
Research and development	2,337	2,655
Sales and marketing	1,885	2,069
General and administrative	1,698	1,067
Restructuring (credit) charge	(18)	278
Total operating expenses	5,902	6,069
Operating income	1,868	4,271
Interest income, net	464	355
Gain (loss) on revaluation of warrants	2,454	(7,343)
Other income, net	858	277
Income (loss) before provision for income taxes	5,644	(2,440)
Provision for income taxes	(283)	(56)
Net income (loss)	$5,361	$(2,496)
Basic income (loss) per share	$0.05	$(0.02)
Diluted income (loss) per share	$0.05	$(0.02)
Shares used in computing:
Weighted average shares-basic	108,961	106,667
Weighted average shares-diluted	110,327	106,667
Comprehensive income (loss):
Net income (loss)	$5,361	$(2,496)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	5	(26)
Total comprehensive income (loss)	$5,366	$(2,522)

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2008	2007
Cash flows from operating activities:
Net income (loss)	$5,361	$(2,496)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	118	532
Reversal of allowance for doubtful accounts	(95)	(397)
Stock based compensation	185	300
Loss on sale or abandonment of fixed assets	-	3
(Gain) loss on revaluation of warrants	(2,454)	7,343
Changes in operating assets and liabilities:
Accounts receivable	(1,276)	(50)
Prepaids and other	(240)	(35)
Other non-current assets	3	17
Accounts payable and accrued expenses	560	(1,104)
Restructuring accrual	(122)	(125)
Unearned revenue and deferred maintenance	1,725	392
Other noncurrent liabilities	(175)	(544)
Net cash provided by operating activities	3,590	3,836
Cash flows from investing activities:
Purchase of property and equipment	(73)	(495)
Transfer from restricted cash	-	201
Net cash used for investing activities	(73)	(294)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	215	498
Net cash provided by financing activities	215	498
Effect of exchange rates on cash and cash equivalents	5	(26)
Net increase in cash and cash equivalents	3,737	4,014
Cash and cash equivalents at beginning of period	53,973	37,003
Cash and cash equivalents at end of period	$57,710	$41,017
Supplemental information of noncash financing and investing activities:
Reclassification of tax liability to accumulated deficit	$-	$388

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

 There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2008 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the SEC on February 20, 2008.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2008 and 2007 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K filed with the SEC on February 20, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the remainder of the fiscal year ending December 31, 2008 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of our Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to allowance for doubtful accounts, stock-based compensation, investments, goodwill and intangible assets, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Condensed Consolidated Financial Statements.

 Revenue Recognition

Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"), and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. For the fixed or not to exceed fees contracts, revenue are recognized based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (SOP 81-1). We estimate the proportional performance on contracts on a basis of utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months.

Our consulting services, which consist of consulting, maintenance and training, were delivered through the BroadVision Global Services (BVGS) organization until December 2007. In January 2008, we renamed BVGS to Worldwide E-Business Solution Organization (WebSo). In order to support our customers expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization. The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

~ 4 ~

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the awards fair value and recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock-based awards granted prior to, but not vested as of, January 1,2006.

We have elected to calculate an awards fair value based on the Black-Scholes option pricing model. The Black-Scholes model requires various assumptions, including expected option life and volatility. If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We currently have in effect the following stock-based compensation plans: the 2006 Equity Incentive Plan (the Equity Plan), the 2000 Non-Officer Plan and Non-plan Grants, and the Employee Stock Purchase Plan (the Purchase Plan). These are described in detail in Note 1 of Notes to Condensed Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Income Statements for the three months ended March 31, 2008 and 2007:

	Three Months Ended March 31,
	2008	2007
Cost of services	$36,966	$53,822
Research and development	38,888	122,236
Sales and marketing	53,737	67,932
General and administrative	55,568	55,856
	$185,159	$299,846

As of March 31, 2008, the total compensation cost related to the non-vested stock options, net of estimated forfeitures, is approximately $296,000 for the remainder of year 2008, $295,000 for year 2009, $187,000 for year 2010, and $6,000 for year 2011.

Earnings Per Share Information

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any using the as-if converted method. There were 6.4 million and 3.6 million potential common shares excluded from the determination of diluted net income per share for the three months ended March 31, 2008 and 2007, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. The following table sets forth the basic and diluted net income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2008	2007
Net income (loss)	5,361	(2,496)
Weighted-average common shares outstanding used to compute basic income (loss) per share	108,961	106,667
Weighted-average common equivalent shares from outstanding common stock options and warrants	1,366	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	110,327	106,667
Basic income (loss) per share	$0.05	$(0.02)
Diluted income (loss) per share	$0.05	$(0.02)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

~ 5 ~

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Income Statements. For the three-month period ended March 31, 2008, the translation gain was $5,000. For the three-month period ended March 31, 2007, the translation loss was $26,000. These amounts are included in the accumulated other comprehensive income account in the Condensed Consolidated Balance Sheets.

Our cash and cash equivalents consisted of the following as of March 31, 2008 and December 31, 2007 (in thousands):

	March 31, 2008	December 31, 2007
	Fair value	Fair value
Cash and certificates of deposits	$17,431	$13,229
Money market	40,279	40,744
Total cash and equivalents	$57,710	$53,973

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
Accumulated Other
Comprehensive
Income
Balance, December 31, 2007	$16
Net change during period	5
Balance, March 31, 2008	$21

Recent Accounting Pronouncements

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 141R on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of Accounting Research Bulletin No. 51 ("SFAS 160"), which establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, the amount of consolidated net income attributable to the parent and to the noncontrolling interest, changes in a parent's ownership interest and the valuation of retained noncontrolling equity investments when a subsidiary is deconsolidated. SFAS 160 also establishes reporting requirements that provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners. SFAS 160 is effective as of the beginning of an entity's fiscal year that begins after December 15, 2008. We are currently evaluating the potential impact, if any, of the adoption of SFAS 160 on our Condensed Consolidated Financial Statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS No. 159 permits the measurement of many financial instruments and certain other items at fair value. Entities may choose to measure eligible items at fair value at specified election dates, reporting unrealized gains and losses on such items at each subsequent reporting period. The objective of SFAS No. 159 is to provide entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. It is intended to expand the use of fair value measurement. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. We are currently evaluating what effect, if any, the adoption of SFAS No. 159 will have on our Condensed Consolidated Financial Statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 establishes a framework for measuring the fair value of assets and liabilities. This framework is intended to provide increased consistency in how fair value determinations are made under various existing accounting standards which permit, or in some cases require, estimates of fair market value. SFAS 157 is effective for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. Earlier application is encouraged, provided that the reporting entity has not yet issued financial statements for that fiscal year, including any financial statements for an interim period within that fiscal year. We are currently evaluating what effect, if any, the adoption of SFAS 157 will have on our Condensed Consolidated Financial Statements.

~ 6 ~

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Furniture and fixtures	$675	$654
Computers and software	5,402	5,359
Leasehold improvements	1,305	1,296
	7,382	7,309
Less accumulated depreciation and amortization	(6,739)	(6,621)
	$643	$688

    Accrued expenses consisted of the following (in thousands):
	March 31,	December 31,
	2008	2007
	(unaudited)
Employee benefits	$1,160	$1,076
Commissions and bonuses	609	656
Sales and other taxes	1,438	1,245
Income tax and tax contingency reserves	652	427
Restructuring	408	439
Customer advances	288	288
Royalties	1,376	1,376
Other	436	879
Total accrued expenses	$6,368	$6,386

Note 3. Warrants and Other Non-Current Liabilities

As of March 31, 2008, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,865,811	1.48
Other issued in connection with revenue transactions in 2000	620	435.98
Total warrants	4,566,431

Gains (losses) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended March 31,
	2008	2007
Warrants related to the Notes	$2,327	$(6,660)
Warrants related to real estate buyout	127	(683)
Gain (loss) on revaluation of warrants	$2,454	$(7,343)

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2008	2007
Restructuring	$802	$895
Deferred maintenance and unearned revenue	1,758	1,481
Other	709	648
Total other non-current liabilities	$3,269	$3,024

~ 7 ~

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2008 and December 31, 2007.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2008 and December 31, 2007.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2008 or December 31, 2007. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Total future
minimum
Years ending March 31,	payments
2008	$1.6
2009	1.7
2010	1.3
2011	1.2
2012 and thereafter	0.6
Total minimum facilities payments	$6.4

These future minimum lease payments are net of approximately $2.9 million of sublease income to be received under sublease agreements. As of March 31, 2008, we have accrued $1.2 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of March 31, 2008 and December 31, 2007, we had $1.0 million respectively, of outstanding commitments in the form of standby letter of credit, primarily in favor of our various landlords to secure obligations under our facility leases. These standby letters of credit are collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 8 ~

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

	Three Months Ended
	March 31,
Revenues:	2008	2007
Software licenses	$3,977	$5,733
Consulting services	1,505	1,287
Maintenance	4,549	5,725
Total revenues	$10,030	$12,745

We sell our products and provide services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and Application Service Providers ("ASP").  In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators. We provided services worldwide through our BVGS Organization until December 2007 and in January 2008 renamed the organization WebSo. In order to support our customers expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization. We also provide services worldwide indirectly through distributors, VARs, ASPs, and systems integrators. We currently operate in three primary geographical territories: Americas, Europe and Asia/Pacific.

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended
	March 31,
	2008	2007
Revenues:
Americas	$4,926	$6,910
Europe	3,669	4,010
Asia/Pacific	1,436	1,825
Total revenues	$10,030	$12,745

	March 31,	December 31,
	2008	2007
Long-Lived Assets:
Americas	$25,536	$25,581
Europe	54	62
Asia/Pacific	119	111
Total long-lived assets	$25,709	$25,754

    For the three-month period ended March 31, 2008, one customer accounted for more than 10% of our revenues. For the three-month period ended March 31, 2007, no single customer accounted for more than 10% of our revenues.

~ 9 ~

Note 6. Restructuring Charges

    As of March 31, 2008, the total restructuring accrual of $1.2 million consisted of the following (in millions):

	Current	Non-Current	Total
Excess Facilities	0.4	0.8	1.2

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):
Operating
Years Ending March 31,	Leases
2008	$0.4
2009	0.3
2010	0.2
2011	0.1
2012 and thereafter	0.2
Total minimum lease payments	$1.2

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with Statement of Financial Accounting Standards No. 146, Accounting for Costs Associated with Exit or Disposal Activities (SFAS 146) (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2008
Lease cancellations and commitments	$8	$(27)	$14	$(5)
Three Months Ended March 31, 2007
Lease cancellations and commitments	$77	$110	$(69)	$118

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (EITF 94-3) (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2008
Lease cancellations and commitments	$1,325	$9	$(118)	$1,216
Three Months Ended March 31, 2007
Lease cancellations and commitments	$2,138	$164	$(336)	$1,966
Termination payments to employees and related costs	347	5	-	352
	$2,485	$169	$(336)	$2,318

Note 7. Related Party Transactions

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. In March 2008, we executed a renewal of the license agreement and we will recognize license revenue starting April 1, 2008. The contract value of the renewed agreement is $71,000.

~ 10 ~

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three months ended March 31, 2008 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as disclosed herein.

Revenue Recognition

Consulting revenues from these arrangements are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. For the fixed or not to exceed fees contracts, revenue are recognized based on SOP 81-1. We estimate the proportional performance on contracts on a basis of utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months.

Our consulting services, which consist of consulting, maintenance and training, were delivered through the BVGS organization until December 2007. In January 2008, we renamed BVGS to WebSo. In order to support our customers expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization. The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

~ 11 ~

Results of Operations

Revenues

    Total revenues decreased 21% during the three months ended March 31, 2008 to $10.0 million as compared to $12.7 million for the three months ended March 31, 2007. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):
	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
March 31, 2008
Americas	$2,157	55%	$2,768	45%	$4,925	49%
Europe	1,211	30	2,458	41	3,669	37
Asia Pacific	609	15	827	14	1,436	14
Total	$3,977	100%	$6,053	100%	$10,030	100%
March 31, 2007
Americas	$3,110	54%	$3,800	54%	$6,910	54%
Europe	1,855	32	2,155	31	4,010	31
Asia Pacific	768	14	1,057	15	1,825	15
Total	$5,733	100%	$7,012	100%	$12,745	100%

We operate in a competitive industry. Although general economic conditions have improved in recent years, general economic conditions have declined in 2008. We may experience declines in revenues as a result of a decline in general economic conditions. Financial comparisons discussed herein may not be indicative of future performance.

    Software license revenues decreased 30% during the three months ended March 31, 2008 to $4.0 million as compared to $5.7 million for the three months ended March 31, 2007. This decrease is mainly due to decline in demand for additional licenses by existing customers.

    Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 13% during the three months ended March 31, 2008 to $6.1 million as compared to $7.0 million for the three months ended March 31, 2007. The decrease in service revenues was mainly attributable to lower maintenance revenues. Maintenance revenues decreased 13% for the three months ended March 31, 2008 to $4.6 million as compared to $5.7 million for the three months ended March 31, 2007.   Consulting and training revenues increased 17% for the three months ended March 31, 2008 to $1.5 million as compared to $1.3 million for the three months ended March 31, 2007.  This increase in consulting revenues is attributable primarily to the launch of new products in late 2007. Consulting revenues tend to trail license revenues by 6 to 12 months.

~ 12 ~

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
	Three Months Ended March 31,
	2008	%(1)	2007	%(1)
Cost of software licenses	$7	-%	$12	-%
Cost of services	2,253	23%	2,393	19%
Total cost of revenues	$2,260	23%	$2,405	19%

(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses decreased 42% during the three months ended March 31, 2008 to $7,000 as compared to $12,000 for the three months ended March 31, 2007.  This decrease is primarily a result of a decrease in the portion of license revenues generated from royalty-bearing products.

    Cost of services decreased 4% during the three months ended March 31, 2008 to $2.3 million as compared to $2.4 million for the three months ended March 31, 2007.

Gross margin decreased to 77% during the three months ended March 31, 2008 from 81% for the three months ended March 31, 2007. This decrease is a result of a decline in total revenues along with steady cost of revenues.

    A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three months ended
	March 31,
	2008	%(1)	2007	%(1)
Research and development	$2,337	23%	$2,655	21%
Sales and marketing	1,885	19%	2,069	16
General and administrative	1,698	17%	1,067	8
Restructuring (credit) charge	(18)	-%	278	2
Total operating expenses	$5,902	59%	$6,069	47%

(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses decreased 15% during the three months ended March 31, 2008 to $2.3 million as compared to $2.7 million for the three months ended March 31, 2007.  This decrease was the result of minor cost reductions in a number of areas, including a reduction in contractor expense.

    Sales and marketing expenses decreased 10% during the three months ended March 31, 2008 to $1.9 million compared to $2.1 million for the three months ended March 31, 2007.  This decrease was the result of minor cost reductions in a number of areas, including a reduction in consultant cost.

    General and administrative expenses increased 55% during the three months ended March 31, 2008 to $1.7 million as compared to $1.1 million for the three months ended March 31, 2007. This increase is primarily as a result of a one-time reduction of approximately $550,000 due to a settlement with our telephone provider for the three months ended March 31, 2008.

 Interest income, net increased 31% during for the three months ended March 31, 2008 to $464,000 as compared to $355,000 for the three months ended March 31, 2007.  The increase is due to increased cash balances from positive cash from operating activities.

   Gain on revaluation of warrants increased 133% during for the three months ended March 31, 2008 to $2,454,000 as compared to a loss of $7,343,000 for the three months ended March 31, 2007.   This increase is primarily due to fluctuations in our stock price during the relevant periods.

    Other income, net, increased 209% during the three months ended March 31, 2008 to $858,000 as compared to income of $277,000 for the three months ended March 31, 2007.  The changes were primarily due to net gains on realized foreign exchange transactions.

    Provision for income taxes expense increased 405% during the three months ended March 31, 2008 to $283,000 as compared to a provision of $56,000 for the three months ended March 31, 2007.   The provision relates to Alternative Minimum Taxes (AMT) calculated at both Federal and State levels after application of net operating loss (NOL) carryforwards.   The increase is primarily due to an increase in income in the United States in the first quarter of year 2008 compared to a loss in the first quarter of year 2007.

~ 13 ~

Liquidity and Capital Resources

Overview

Our consolidated balance sheet strengthened considerably throughout 2007 and in the first three months of 2008 compared to prior period.. As of March 31, 2008, we had $57.7 million of cash and cash equivalents, with no long-term debt borrowings. This compares with a cash position of $54.0 million at December 31, 2007. The increase was due primarily to $36 million cash generated from our operations in the three months ended March 31, 2008.

Revenues for the first three months of 2008 were $10.0 million, compared to revenues of $12.7 million for the first three months of 2007. License revenue for the first three months of 2008 was $4.0 million compared to $5.7 million for the first three months of 2007. The majority of our license revenue for the first three months of 2008 was generated by our core Commerce and Process solutions, from customers such as Saipem SPA, Bank Sinopac, Mobile Telecommunications Company, Raiffeisen Hungary, Molex, Center for Railway Information Systems and several other international, brand-name customers. License revenues decreased in all regions as compared to the first three months of 2007. The most significant change was an increase in consulting revenues due to the effect of our latest products upgrade. We attribute the overall decline in revenues in part to the general economic slowdown in 2008.

We continued to focus on expense control in the first quarter of 2008. Operating expenses for the first quarter of 2008 were $5.9 million, as compared to $6.1 million for the first quarter of 2007. For the three months ended of March 31, 2008 and 2007, we had a gain of $2.4 million and a loss of $7.3 million, respectively, on the revaluation of warrants. As a result, for the three months ended March 31, 2008, net income was $5.4 million, or $0.05 per diluted share. This compares to net loss of $2.5 million, or $0.02 per diluted share, for the three months ended March 31, 2007.

The following table represents our liquidity at March 31, 2008 and December 31, 2007 (dollars in thousands):

	March 31,	December 31,
	2008	2007
	(unaudited)
Cash and cash equivalents	$57,710	$53,973
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$46,553	$40,494
Working capital ratio	3.13	2.80

Cash Provided By Operating Activities

Cash provided by operating activities was $3.6 million for the three months ended March 31, 2008. Net cash provided operating activities in this period consisted primarily of $2.8 million in operating profit (excluding restructuring charges and revaluation of warrants) generated from sales margin improvement and company-wide cost reduction efforts, plus the increase of $0.8 million in accounts payable and accrued expenses and unearned revenue accounts.

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

Cash Used For Investing Activities

Cash used for investing activities was $73,000 for the three months ended March 31, 2008. This figure reflects the purchase of property and equipment and leasehold improvements. Cash used for investing activities was $294,000 for the three months ended March 31, 2007. This figure reflects the release of $201,000 in restricted cash, offset by $495,000 in leasehold improvement for our new headquarters facility.

Cash Provided By Financing Activities

Cash provided by financing activities was $215,000 for the three months ended March 31, 2008, primarily consisting of cash received in connection with the exercise of stock options and employees purchases of common stock under the Purchase Plan. Cash provided by financing activities was $498,000 for the three months ended March 31, 2007, primarily consisting of cash received in connection with the issuance of common stock.

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2012. $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for letters of credit.  This letter of credit has been issued in connection with our facility lease obligations.

~ 14 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2008 and 2007. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

~ 15 ~

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

While we have recently generated positive operating income and cash flow, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of March 31, 2008, we had an accumulated deficit of approximately $1.2 billion.

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

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released the BroadVision 8.1 version at the end of the third quarter of 2007. We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support and marketing. Our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

~ 16 ~

Because our quarterly operating results are volatile and difficult to predict, our quarterly operating results in one or future periods are likely to fluctuate significantly, which could cause our stock price to decline if we fail to meet the expectations of securities analysts or investors.

Prior to year 2006 our quarterly operating results have varied significantly and are likely to continue to vary significantly in the future even though our recent quarterly operating results have relatively stabilized. We cannot guarantee that our quarterly operating results in the future will not fluctuate significantly. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.

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

~ 17 ~

If we are unable to maintain our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our disclosure controls and procedures as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2007, we concluded that our internal controls over financial reporting were effective, as further described below in Item 9A, Controls and Procedures.

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

While we have remedied this material weakness as of December 31, 2007, maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because (1) the region in which we compete consists of many established companies that can offer more lucrative compensation packages and (2) some professionals are reluctant to deal with the complex accounting issues relating to our historical operations. We lost three experienced senior accountants in March and April 2008 to established companies who offered more lucrative compensation package. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

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

~ 18 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 181 at the end of 2005, and 159 at the end of 2006. On March 31, 2008, we had 200 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least March 31, 2009. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~ 19 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the three months ended March 31, 2008, approximately 51% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~ 20 ~

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered BroadVision, iGuide, Interleaf and Interleaf Xtreme as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

~ 21 ~

Our officers, key employees and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

Our performance substantially depends on the performance of our officers and key employees. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or key employees, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry key person life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

~ 22 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March 31, 2008, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 42.0 million shares of our common stock, which represents approximately 39% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.41 per share to $4.57 per share between January 1, 2006 and March 31, 2008. On May 6, 2008 the closing price of BroadVision common stock was $1.07 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

●	quarterly variations in operating results;
●	announcements of technological innovations;
●	announcements of new software or services by us or our competitors;
●	changes in financial estimates by securities analysts;
●	low trading volume on the OTC Bulletin Board;
●	general economic conditions; or
●	other events or factors that are beyond our control.

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

~ 23 ~

Item 6. Exhibits

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

(2)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2007 filed on February 20, 2008.

~ 24 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 7, 2008	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 7, 2008	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 25 ~

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

(2)	Incorporated by reference to the Company's Proxy Statement filed on May 14, 2002.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(4)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2007 filed on February 20, 2008.

~ 26 ~