Form 10-Q
period 2008-06-30
BROADVISION INC
filed 2008-08-06
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2008
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
Yes ☐      No ☑
As of July 31, 2008 there were 109,490,316 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
Quarter Ended June 30, 2008

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$55,606	$53,973
Short-term investments	3,486	-
Accounts receivable, less allowance for doubtful accounts of $513 as of June 30, 2008 and $585 as of December 31, 2007	7,029	7,614
Prepaid and other current assets	1,977	1,410
Restricted cash, current portion	20	20
Total current assets	68,118	63,017
Property and equipment, net	580	688
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	557	541
Total assets	$95,321	$90,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$1,210	$1,359
Accrued expenses	5,897	6,386
Warrant liability	1,115	4,195
Unearned revenue	2,505	2,857
Deferred maintenance	9,494	7,726
Total current liabilities	20,221	22,523
Other non-current liabilities	2,906	3,024
Total liabilities	23,127	25,547
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of June 30, 2008 and December 31, 2007; none issued and outstanding	-	-
Common stock, $0.0001 par value; 280,000 shares authorized; 109,247 shares issued and outstanding as of June 30, 2008 and 108,929 shares issued and outstanding as of December 31, 2007	11	10
Additional paid-in capital	1,258,070	1,257,132
Accumulated other comprehensive (loss) income	(290)	16
Accumulated deficit	(1,185,597)	(1,192,393)
Total stockholders’ equity	72,194	64,765
Total liabilities and stockholders’ equity	$95,321	$90,312

* Derived from audited consolidated financial statements filed in the Company’s 2007 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME
(In thousands, except par share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$2,448	$5,494	$6,425	$11,228
Services	5,582	7,774	11,635	14,785
Total revenues	8,030	13,268	18,060	26,013
Cost of revenues:
Cost of software licenses	6	22	13	34
Cost of services	2,155	2,215	4,408	4,608
Total cost of revenues	2,161	2,237	4,421	4,642
Gross profit	5,869	11,031	13,639	21,371
Operating expenses:
Research and development	2,309	2,483	4,646	5,138
Sales and marketing	1,961	1,781	3,846	3,850
General and administrative	1,603	1,479	3,301	2,546
Restructuring (credit) charge	(5)	306	(23)	584
Total operating expenses	5,868	6,049	11,770	12,118
Operating income	1	4,982	1,869	9,253
Interest income, net	337	555	801	910
Gain (loss) on revaluation of warrants	625	3,104	3,079	(4,238)
Other income, net	476	29	1,334	305
Income before provision for income taxes	1,439	8,670	7,083	6,230
Provision for income taxes	(4)	(230)	(287)	(286)
Net income	$1,435	$8,440	$6,796	$5,944
Basic net income per share	$0.01	$0.08	$0.06	$0.06
Diluted net income per share	$0.01	$0.08	$0.06	$0.05
Shares used in computing:
Weighted average shares-basic	109,300	107,424	109,131	107,047
Weighted average shares-diluted	110,308	111,035	110,387	110,027
Comprehensive income:
Net income	$1,435	$8,440	$6,796	$5,944
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(311)	106	(306)	80
Total comprehensive income	$1,124	$8,546	$6,490	$6,024

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2008	2007
Cash flows from operating activities:
Net income	$6,796	$5,944
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	130	609
Reversal of accounts receivable allowance	(72)	(637)
Stock-based compensation	474	593
(Gain) / loss on revaluation of warrants	(3,079)	4,238
Changes in operating assets and liabilities:
Accounts receivable	657	2,103
Prepaid and other current assets	(567)	(445)
Other non-current assets	(16)	6
Accounts payable and accrued expenses	(260)	(1,259)
Restructuring accrual	(245)	(406)
Unearned revenue and deferred maintenance	1,416	(1,668)
Other non-current liabilities	(252)	(596)
Net cash provided by operating activities	4,982	8,482
Cash flows from investing activities:
Purchases of property and equipment	(22)	(413)
Purchases of short-term investments	(3,486)	-
Transfer from restricted cash	-	201
Net cash used for investing activities	(3,508)	(212)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	465	814
Net cash provided by financing activities	465	814
Effect of exchange rates on cash and cash equivalents	(306)	80
Net increase in cash and cash equivalents	1,633	9,164
Cash and cash equivalents at beginning of period	53,973	37,003
Cash and cash equivalents at end of period	$55,606	$46,167
Supplemental information of noncash activities:
Reclassification of tax liability to accumulated deficit	$-	$388

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2008 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 20, 2008.

Basis of Presentation

                The condensed consolidated financial results and related information as of and for the three and six months ended June 30, 2008 and 2007 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K filed with the SEC on February 20, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and six months ended June 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

~ 4 ~

 Revenue Recognition

Consulting revenues are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in Statement of Position (“SOP”) No. 97-2, Software Revenue Recognition (“SOP 97-2”), as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions (“SOP 98-9”), and Staff Accounting Bulletin (“SAB”) 104, Revenue Recognition (“SAB 104”). The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. For the fixed or “not to exceed” fees contracts, revenue are recognized based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts (“SOP 81-1”).  We estimate the proportional performance on contracts on a basis of utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months.

Our consulting services, which consist of consulting, maintenance and training, were delivered through the BroadVision Global Services (“BVGS”) organization until December 2007. In January 2008, we renamed BVGS to Worldwide E-Business Solution Organization (“WebSo”).  In order to support our customers’ expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization.   The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Stock-Based Compensation

        We measure stock-based compensation at the grant date based on the award’s fair value and recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock- based awards granted prior to, but not vested as of, January 1, 2006.

We have elected to calculate an award’s fair value based on the Black-Scholes option pricing model.  The Black-Scholes model requires various assumptions, including expected option life and volatility.  If any of the assumptions used in the Black-Scholes model or the estimated forfeiture rate change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period.

We currently have in effect the following stock-based compensation plans: the 2006 Equity Incentive Plan (the “Equity Plan”), the 2000 Non-Officer Plan and Non-plan Grants, and the Employee Stock Purchase Plan (the “Purchase Plan”). These are described in detail in Note 1 of Notes to Condensed Consolidated Financial Statements in our 2007 Annual Report on Form 10-K.

~ 5 ~

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Income Statements for the three and six months ended June 30, 2008 and 2007:

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Cost of services	$36,245	$55,942	$73,211	$109,764
Research and development	80,890	109,993	119,778	232,229
Sales and marketing	82,316	69,269	136,053	137,201
General and administrative	89,188	58,152	144,756	114,008
	$288,639	$293,356	$473,798	$593,202

As of June 30, 2008, the total compensation cost expense to be recognized related to the non-vested stock options, net of estimated forfeitures, is approximately $571,000 for the remainder of year 2008, $1,028,000 for year 2009, $900,000 for year 2010, and $213,000 for year 2011.

Earnings Per Share Information

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any using the as-if converted method. There were 8.2 million and 2.7 million potential common shares excluded from the determination of diluted net income per share for the three months ended June 30, 2008 and 2007, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. We excluded 6.1 million and 3.4 million potential common shares from the determination of diluted net income per share for the six months ended June 30, 2008 and 2007, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. The following table sets forth the basic and diluted net income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Net income	$1,435	$8,440	$6,796	$5,944
Weighted-average common shares outstanding used to compute basic net income per share	109,300	107,424	109,131	107,047
Weighted-average common equivalent shares from outstanding common stock options and warrants	8	3,611	1,256	2,980
Total weighted-average common and common equivalent shares outstanding used to compute diluted net income per share	109,308	111,035	110,387	110,027
Basic net income per share	$0.01	$0.08	$0.06	$0.06
Diluted net income per share	$0.01	$0.08	$0.06	$0.05

~ 6 ~

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Foreign Currency Transactions

        During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Income Statements. For the six-month periods ended June 30, 2008, and 2007, translation (loss) and gain was ($306,000), and $80,000, respectively.  These amounts are included in the accumulated other comprehensive income (loss) account in the Condensed Consolidated Balance Sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive income (loss) is presented in the accompanying Condensed Consolidated Income Statements. Total accumulated other comprehensive income (loss) is displayed as a separate component of stockholder's equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive income (loss) consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Income (Loss)
Balance, December 31, 2007	$16
Net change during period	(306)
Balance, June 30, 2008	$(290)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our consolidated financial statements.

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

~ 7 ~

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

Effective January 1, 2008, we adopted the provisions of SFAS 159, The Fair Value Option for Financial Assets and Financial Liabilities—Including an amendment of FAS 115 (“SFAS 159”), which gives a company the option to irrevocably elect to measure certain financial assets and financial liabilities at fair value on an instrument-by-instrument basis with the resulting changes in fair value recorded in earnings. The objective of SFAS 159 is to reduce both the complexity in accounting for financial instruments and the volatility in earnings caused by using different measurement attributes for financial assets and financial liabilities. We chose not to elect the fair value option for our financial assets and liabilities existing at January 1, 2008, and did not elect the fair value option on financial assets and liabilities transacted during the six months ended June 30, 2008. Therefore, the adoption of SFAS 159 had no impact on our financial statements.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, air Value Measurements (“SFAS 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material effect on our financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Cash, Cash Equivalents and Short-term Investments
We consider all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.   Our cash and cash equivalents as of June 30, 2008 include $15.0 million in cash and $40.6 million in money market funds.  Short-term investments include time deposits that have maturities greater than three months but less than one year. As of June 30, 2008, all investments are classified as short-term investments.

        Short-term investments are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.

Our cash, cash equivalents, and short-term investments consisted of the following as of June 30, 2008 and December 31, 2007 (in thousands):

	June 30, 2008	December 31, 2007
	Fair value	Fair value
	(unaudited)
Cash and cash equivalents	$55,606	$53,973
Short-term investments	3,486	-
Total cash, cash equivalents, and short-term investments	$59,092	$53,973

~ 8 ~

 Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Furniture and fixtures	$604	$654
Computers and software	5,426	5,359
Leasehold improvements	1,300	1,296
	7,330	7,309
Less accumulated depreciation and amortization	(6,750)	(6,621)
Property and equipment, net	$580	$688

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Employee benefits	$1,248	$1,076
Commissions and bonuses	289	656
Sales and other taxes	1,223	1,245
Income tax and tax contingency reserves	604	427
Restructuring	381	439
Customer advances	283	288
Royalties	1,376	1,376
Other	493	879
Total accrued expenses	$5,897	$6,386

Note 3. Warrants and Other Non-Current Liabilities

Warrants

As of June 30, 2008, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	700,000	$5.00
Issued to convertible notes investors in November 2004	3,865,811	$1.48
Total warrants	4,566,431

Gains (losses) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Warrants related to the Notes	$588	$2,794	$2,915	$(3,866)
Warrants related to real estate buyout	37	310	164	(372)
Gain (loss) on revaluation of warrants	$625	$3,104	$3,079	$(4,238)

~ 9 ~

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):
	June 30,	December 31,
	2008	2007
	(unaudited)
Restructuring	$709	$895
Deferred maintenance and unearned revenue	1,500	1,481
Other	697	648
Total other non-current liabilities	$2,906	$3,024

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2008 and December 31, 2007.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2008 and December 31, 2007.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2008 or December 31, 2007. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

~ 10 ~

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Operating
Periods ending June 30,	Leases
2008	$1.0
2009	1.9
2010	1.4
2011	1.2
2012 and thereafter	0.6
Total minimum facilities payments	$6.1

These future minimum lease payments are net of approximately $2.7 million of sublease income to be received under sublease agreements. As of June 30, 2008, we have accrued $1.1 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of June 30, 2008 and December 31, 2007, we had $1.0 million, of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Software licenses	$2,448	$5,494	$6,425	$11,228
Consulting services	1,247	1,852	2,751	3,138
Maintenance	4,335	5,922	8,884	11,647
Total revenues	$8,030	$13,268	$18,060	$26,013

We sell our products and provide services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and Application Service Providers (“ASP”). In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators. We provided services worldwide through our BVGS Organization until December 2007 and in January 2008 renamed the organization WebSo.  In order to support our customers’ expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization.   We also provide services worldwide indirectly through distributors, VARs, ASPs, and systems integrators. We currently operate in three primary geographical territories: Americas, Europe and Asia/Pacific.

~ 11 ~

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2008	2007	2008	2007
Revenues:
Americas	$4,111	$8,498	$9,037	$15,408
Europe	2,759	2,808	6,428	6,818
Asia/Pacific	1,160	1,962	2,595	3,787
Total revenues	$8,030	$13,268	$18,060	$26,013

	June 30,	December 31,
	2008	2007
Long-Lived Assets:	(unaudited)
Americas	$25,483	$25,581
Europe	42	62
Asia/Pacific	121	111
Total long-lived assets	$25,646	$25,754

       For the three-month and six-month periods ended June 30, 2008, no single customer accounted for more than 10% of our revenues. For the three-month and six-month periods ended June 30, 2007, no single customer accounted for more than 10% of our revenues.

Note 6. Restructuring Charges

    As of June 30, 2008, the total restructuring accrual of $1.1 million consisted of the following (in millions):

	Current	Non-Current	Total
Excess Facilities	0.4	0.7	1.1

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total Future
Minimum
Years ending December 31,	Payments
2008	$0.3
2009	0.4
2010	0.2
2011	0.1
2012 and thereafter	0.1
Total minimum facilities payments	$1.1

~ 12 ~

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended June 30, 2008
Lease cancellations and commitments	$(5)	$39	$12	$46

Three Months Ended June 30, 2007
Lease cancellations and commitments	$118	$2	$(62)	$59

Six Months Ended June 30, 2008
Lease cancellations and commitments	$8	$12	$26	$46

Six Months Ended June 30, 2007
Lease cancellations and commitments	$77	$113	$(131)	$59

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)  (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended June 30, 2008
Lease cancellations and commitments	$1,216	$(51)	$(122)	$1,043

Three Months Ended June 30, 2007
Lease cancellations and commitments	$1,966	$300	$(525)	$1,741
Termination payments to employees and related costs	352	4	-	356
	$2,318	$304	$(525)	$2,097

Six Months Ended June 30, 2008
Lease cancellations and commitments	$1,326	$(42)	$(241)	$1,043

Six Months Ended June 30, 2007
Lease cancellations and commitments	$2,138	$462	$(859)	$1,741
Termination payments to employees and related costs	347	9	-	356
	$2,485	$471	$(859)	$2,097

Note 7. Related Party Transactions

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. In March 2008, we executed a renewal of the license agreement and we recognized license revenue starting April 1, 2008.  The contract value of the renewed agreement is $62,000.  As of June 30, 2008, we recognized revenue of approximately $16,000.
~ 13 ~

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2008 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as disclosed herein.

Revenue Recognition

Consulting revenues are generally accounted for separately from new software license revenues because the arrangements qualify as service transactions as defined in SOP 97-2. The more significant factors considered in determining whether the revenue should be accounted for separately include the nature of services (i.e., consideration of whether the services are essential to the functionality of the licensed product), degree of risk, availability of services from other vendors, timing of payments and impact of milestones or acceptance criteria on the realizability of the software license fee. Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. For the fixed or “not to exceed” fees contracts, revenue are recognized based on SOP 81-1.  We estimate the proportional performance on contracts on a basis of utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

Maintenance revenues, which include revenues bundled with software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are deferred and recognized ratably over the related agreement period, generally twelve months.

Our consulting services, which consist of consulting, maintenance and training, were delivered through the BVGS organization until December 2007. In January 2008, we renamed BVGS to WebSo.  In order to support our customers’ expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization.    The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

~ 14 ~

Results of Operations

Revenues

Total revenues decreased 40% during the three months ended June 30, 2008, to $8.0 million, as compared to $13.3 million for the three months ended June 30, 2007. Total revenues decreased 31% during the six months ended June 30, 2008, to $18.1 million, as compared to $26.0 million for the six months ended June 30, 2007. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):
	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
June 30, 2008
Americas	$1,410	58%	$2,701	48%	$4,111	51%
Europe	753	31	2,006	36	2,759	35
Asia Pacific	285	11	875	16	1,160	14
Total	$2,448	100%	$5,582	100%	$8,030	100%
June 30, 2007
Americas	$3,302	60%	$5,196	67%	$8,498	64%
Europe	1,368	25	1,440	19	2,808	21
Asia Pacific	824	15	1,138	14	1,962	15
Total	$5,494	100%	$7,774	100%	$13,268	100%

Six Months Ended:
June 30, 2008
Americas	$3,568	56%	$5,469	47%	$9,037	50%
Europe	1,964	30	4,464	38	6,428	36
Asia Pacific	893	14	1,702	15	2,595	14
Total	$6,425	100%	$11,635	100%	$18,060	100%
June 30, 2007
Americas	$6,414	57%	$8,994	61%	$15,408	59%
Europe	3,222	29	3,596	24	6,818	26
Asia Pacific	1,592	14	2,195	15	3,787	15
Total	$11,228	100%	$14,785	100%	$26,013	100%

We experienced declines in revenues as a result of a decline in general economic conditions and the fact that we operate in a very competitive industry.  Financial comparisons discussed herein may not be indicative of future performance.  We believe one of our major remaining challenges is increasing prospective customers’ prioritization of purchasing our products and services over competing IT projects.

Software license revenues decreased 55% during the three months ended June 30, 2008, to $2.4 million, as compared to $5.5 million for the three months ended June 30, 2007.  Software license revenues decreased 43% during the six months ended June 30, 2008, to $6.4 million, as compared to $11.2 million for the six months ended June 30, 2007.  The decrease was caused primarily by a shift in our core business focus to attracting a balanced portfolio of new customers, as well as a weak economy.  Economic uncertainties also negatively impacted the timing of spending decisions and the spending level of prospective customers.   We attribute the decline to a delay in spending as our customers adjust to the uncertain economic climate, particularly those in the financial services and government segments.  We believe our sales of products to the financial services sector may have also been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on our potential customers.
~ 15 ~

Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 28% during the three months ended June 30, 2008, to $5.6 million, as compared to $7.8 million for the three months ended June 30, 2007. Services revenues (including maintenance and consulting) decreased 21% during the six months ended June 30, 2008, to $11.6 million, as compared to $14.8 million for the six months ended June 30, 2007. The decrease in service revenues was mainly attributable to lower maintenance revenues. Maintenance revenues decreased 27% for the three months ended June 30, 2008, to $4.3 million, as compared to $5.9 million for the three months ended June 30, 2007.  Maintenance revenues decreased 23% for the six months ended June 30, 2008, to $8.9 million, as compared to $11.6 million for the six months ended June 30,2007.  This decrease in maintenance revenues was due to a decline in demand for additional licenses by customers.  Consulting and training revenues decreased 33% for the three months ended June 30, 2008, to $1.2 million, as compared to $1.8 million for the three months ended June 30, 2007.  Consulting revenues decreased 10% for the six months ended June 30, 2008, to $2.8 million, as compared to $3.1 million for the six months ended June 30, 2007. This decrease in consulting revenues was attributable to a decline in demand for new licenses from our customers. Consulting revenues tend to trail license revenues by 6 to 12 months.

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

	Three Months Ended June 30,				Six Months Ended June 30,
	2008	% (1)	2007	% (1)	2008	% (1)	2007	% (1)
Cost of software licenses	$6	-%	$22	-%	$13	-%	$34	-%
Cost of services	2,155	27%	2,215	17%	4,408	24%	4,608	18%
Total cost of revenues	$2,161	27%	$2,237	17%	$4,421	24%	$4,642	18%

(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses decreased 73% during the three months ended June 30, 2008, to $6,000, as compared to $22,000 for the three months ended June 30, 2007.  Cost of software licenses decreased 62% during the six months ended June 30, 2008, to $13,000, as compared to $34,000 for the six months ended June 30, 2007.  This decrease is primarily a result of a decrease in the portion of license revenues generated from royalty-bearing products.

Cost of services decreased 3% during the three months ended June 30, 2008, to $2.1 million, as compared to $2.2 million for the three months ended June 30, 2007.   Cost of services decreased 4% during the six months ended June 30, 2008, to $4.4 million, as compared to $4.6 million for the six months ended June 30, 2007.  This decrease was the result of the reduction in consulting expenses and less services revenue.

Gross margin decreased to 73% during the three months ended June 30, 2008 from 83% for the three months ended June 30, 2007. Gross margin decreased to 76% during the six months ended June 30, 2008 from 82% for the six months ended June 30, 2007.  This decrease is a result of a decline in total revenues along with steady cost of revenues.

~ 16 ~

    A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2008	% (1)	2007	% (1)	2008	% (1)	2007	% (1)
Research and development	$2,309	29%	$2,483	19%	$4,646	26%	$5,138	20%
Sales and marketing	1,961	24	1,781	13	3,846	21	3,850	15
General and administrative	1,603	20	1,479	11	3,301	18	2,546	10
Restructuring charges	(5)	-	306	2	(23)	-	584	2
Total operating expenses	$5,868	73%	$6,049	45%	$11,770	65%	$12,118	47%

(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses decreased 8% during the three months ended June 30, 2008, to $2.3 million, as compared to $2.5 million for the three months ended June 30, 2007.  Research and development expenses decreased 10% during the six months ended June 30, 2008, to $4.6 million, as compared to $5.1 million for the six months ended June 30, 2007.  During the six months ended June 30, 2008, we increased our headcount from our China operation and reduced our overall contractor expense.  The net result of these activities has been an overall research and development expense reduction for the six months ended June 30, 2008.

    Sales and marketing expenses increased 11% during the three months ended June 30, 2008, to $2.0 million, as compared to $1.8 million for the three months ended June 30, 2007.  The increase was the result of the expansion of our sales and marketing functions during the second quarter of 2008.  Sales and marketing expenses decreased 3% during the six months ended June 30, 2008, to $3.8 million, as compared to $3.9 million for the six months ended June 30, 2007.  This decrease was the result of minor cost reductions in a number of areas, including a reduction in consultant cost during the six months ended June 30, 2008.

    General and administrative expenses increased 7% during the three months ended June 30, 2008, to $1.6 million, as compared to $1.5 million for the three months ended June 30, 2007.  General and administrative expenses increased 32% during the six months ended June 30, 2008, to $3.3 million, as compared to $2.5 million for the six months ended June 30, 2007. This increase is primarily as a result of a one-time reduction of approximately $550,000 due to a settlement with our telephone provider for the six months ended June 30, 2007.

 Interest income, net decreased 39% for the three months ended June 30, 2008, to $337,000, as compared to $555,000 for the three months ended June 30, 2007.  Interest income, net decreased 12% for the six months ended June 30, 2008, to $801,000, as compared to $910,000 for the six months ended June 30, 2007.  The decrease is due to a decline in interest rates.

   Gain on revaluation of warrants decreased 80% for the three months ended June 30, 2008, to $625,000, as compared to a gain of $3,104,000 for the three months ended June 30, 2007.   Gain on revaluation of warrants was $3,079,000 for the six months ended June 30, 2008 as compared to loss on revaluation of warrants of $4,238,000 for the six months ended June 30, 2007.  These changes are primarily due to fluctuations in our stock price during the relevant periods.

    Other income, net, increased 1541% during the three months ended June 30, 2008, to $476,000, as compared to $29,000 for the three months ended June 30, 2007.  Other income, net, increased 326% for the six months ended June 30, 2008, to $1.3 million, as compared to $305,000 for the six months ended June 30, 2007.  The changes were primarily due to unrealized gains on the foreign exchange transactions.

    Provision for income taxes expense decreased 98% during the three months ended June 30, 2008, to $4,000, as compared to a provision of $230,000 for the three months ended June 30, 2007.  Provision for income taxes was $287,000 for the six months ended June 30, 2008 as compared to a provision of $286,000 for the six months ended June 30, 2007. The provision primarily relates to Alternative Minimum Taxes (AMT) calculated at both Federal and State levels after application of net operating loss (NOL) carryforwards.  The decrease is primarily due to changes in the amount of income generated from certain jurisdictions in the second quarter of year 2008.

~ 17 ~

Liquidity and Capital Resources

Overview

Our consolidated balance sheet strengthened considerably throughout 2007 and in the first half of 2008 compared to prior periods.  As of June 30, 2008, we had $55.6 million of cash and cash equivalents and $3.5 million short-term investment, with no long-term debt borrowings. This compares with a balance of $54.0 million at December 31, 2007. The increase was due primarily to the $5.0 million cash generated from our operations in the six months ended June 30, 2008.

Revenues for the first six months of 2008 were $18.1 million, compared to revenues of $26.0 million for the first six months of 2007. License revenue for the first six months of 2008 was $6.4 million compared to $11.2 million for the first six months of 2007. The majority of our license revenue for the first six months of 2008 was generated by our core Business Agility Suite™, Commerce Agility Suite™ and eMerchandising™ solutions and from customers such as Saipem SPA, Zain, Raiffeisen Hungary and several other international customers. License revenues decreased in all regions as compared to the first six months of 2007. The decline in revenue was caused primarily by a shift in our core business focus to attracting a balanced portfolio of new customers, as well as a weak economy.  We attribute the overall decline in revenues in part to the general economic slowdown in 2008.
We continued to focus on expense control in the second quarter of 2008. Operating expenses for the second quarter of 2008 were $5.9 million, as compared to $6.1 million for the second quarter of 2007. For the three months ended of June 30, 2008 and 2007, we had a gain of $625,000 and of $3.1 million, respectively, on the revaluation of warrants. As a result, for the three months ended June 30, 2008, net income was $1.4 million, or $0.01 per diluted share. This compares to net income of $8.4 million, or $0.08 per diluted share, for the three months ended June 30, 2007.

The following table represents our liquidity at June 30, 2008 and December 31, 2007 (dollars in thousands):

	June 30,	December 31,
	2008	2007
	(unaudited)
Cash and cash equivalents	$55,606	$53,973
Restricted cash, current portion	$20	$20
Short-term investments	$3,486	$-
Working capital	$47,897	$40,494
Working capital ratio	3.37	2.80

Cash Provided By Operating Activities

Cash provided by operating activities was $5.0 million for the six months ended June 30, 2008. Net cash provided by operating activities in this period consisted primarily of $3.5 million in operating profit (excluding restructuring charges and revaluation of warrants) generated from sales margin improvement and company-wide cost reduction efforts, plus the increase of $1.5 million in the other areas, such as accounts payable, accrued expenses, unearned revenue accounts, accounts receivable and other liabilities.
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

~ 18 ~

Cash Used For Investing Activities

Cash used for investing activities was $3.5 million for the six months ended June 30, 2008. This figure reflects a $3.5 million  investment in a 6-month Time Deposit. Cash used for investing activities was $212,000 for the six months ended June 30, 2007. This figure reflects the release of $201,000 of restricted cash, offset by $413,000 in expenditures for the purchase of property and equipment and leasehold improvements related to the relocation of our corporate headquarters.

Cash Provided By Financing Activities

Cash provided by financing activities was $465,000 for the six months ended June 30, 2008, primarily consisting of cash received in connection with the exercise of stock options and employees’ purchases of common stock under the Employee Stock Purchase Plan. Cash provided by financing activities was $814,000 for the six months ended June 30, 2007, primarily consisting of cash received in connection with employees' exercise of stock options and purchases of stock.

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2012. $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit.  This letter of credit has been issued in connection with our facility lease obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2008 and 2007. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our Chief Executive Officer and our Chief Financial Officer have concluded, based on an evaluation of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) of the Securities Exchange Act of 1934, as amended) by our management, with the participation of our Chief Executive Officer and our Chief Financial Officer, that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this report.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~ 19 ~

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

While we have recently generated positive operating income and cash flow, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of June 30, 2008, we had an accumulated deficit of approximately $1.2 billion.

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

~ 20 ~

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

~ 21 ~

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

While we have remedied this material weakness as of December 31, 2007, maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff.  We lost three experienced senior accountants in March and April 2008 to established companies who offered more lucrative compensation packages. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

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

~ 22 ~

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

~ 23 ~

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 181 at the end of 2005, and 159 at the end of 2006. On June 30, 2008, we had 219 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least June 30, 2009. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~ 24 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the six months ended June 30, 2008, approximately 50% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~ 25 ~

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

~ 26 ~

The loss or malfunction of technology licensed from third parties could delay the introduction of our products and services.

We rely in part on technology that we license from third parties. The loss or malfunction of any of these technology licenses could harm our business. We integrate or sublicense this technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology licensed from Open SSL. Third-party technology licenses might not continue to be available to us on commercially reasonable terms, or at all. Moreover, the licensed technology may contain defects that we cannot control. Problems with our technology licenses could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed and integrated. Delays in introducing our products and services could adversely affect our results of operations.

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

~ 27 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of June 30, 2008, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 40.3 million shares of our common stock, which represents approximately 37% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $0.41 per share to $4.57 per share between January 1, 2006 and June 30, 2008. On August 5, 2008 the closing price of BroadVision common stock was $0.72 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:
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

~ 28 ~

Item 4. Submission of Matters to a Vote of Security Holders

        We held our 2008 annual meeting on June 5, 2008. The following proposals were submitted to and approved by the stockholders at the meeting.

1)
Pehong Chen, James D. Dixon, Robert Lee and Francois Stieger were elected members of the Board of Directors to serve until the 2009 Annual Meeting of Stockholders and until their successors are elected and qualified.  The results of the voting were as follow:

	For	Withheld
Pehong Chen	84,028,998	579,286
James D. Dixon	84,049,321	558,963
Robert Lee	84,042,243	566,041
Francois Stieger	84,063,062	545,222

2)
The appointment of Odenberg, Ullakko, Muranishi & Co. LLP as independent auditors for the Company's fiscal year ending December 31, 2008 was ratified and approved. The vote was 88,007,236 votes for to 416,122 votes against with 184,926 votes abstaining.

3)
The BroadVision, Inc. 2006 Equity Incentive Plan was approved to add an additional 3,000,000 shares to the number of share of common stock issuable under 2006 Equity Incentive Plan. There were 60,952,077 votes for to 1,437,205 votes against with 41,505 votes abstaining and 22,177,497 broker non-votes.

Item 5. Other Information

    Not applicable.

~ 29 ~

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

~ 30 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 6, 2008	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: August 6, 2008	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 31 ~

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

~ 32 ~