Form 10-Q
period 2008-09-30
BROADVISION INC
filed 2008-11-06
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended September 30, 2008
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
Yes ☐      No ☑
As of October 31, 2008 there were 4,389,377 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2008

SIGNATURES

EXHIBIT 3.3
EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30,	December 31,
	2008	2007
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$62,530	$53,973
Accounts receivable, less allowance for doubtful accounts of $493 as of September 30, 2008 and $585 as of December 31, 2007	5,346	7,614
Prepaid and other current assets	2,602	1,410
Restricted cash, current portion	20	20
Total current assets	70,498	63,017
Property and equipment, net	575	688
Restricted cash, net of current portion	1,000	1,000
Goodwill	25,066	25,066
Other assets	605	541
Total assets	$97,744	$90,312
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$819	$1,359
Accrued expenses	5,508	6,386
Warrant liability	534	4,195
Unearned revenue	5,963	2,857
Deferred maintenance	8,766	7,726
Total current liabilities	21,590	22,523
Other non-current liabilities	3,100	3,024
Total liabilities	24,690	25,547
Commitments and contingencies
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized as of September 30, 2008 and December 31, 2007; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,382 shares issued and outstanding as of September 30, 2008 and 4,357 shares issued and outstanding as of December 31, 2007	-	-
Additional paid-in capital	1,258,622	1,257,142
Accumulated other comprehensive (loss) income	(268)	16
Accumulated deficit	(1,185,300)	(1,192,393)
Total stockholders’ equity	73,054	64,765
Total liabilities and stockholders’ equity	$97,744	$90,312

* Derived from audited consolidated financial statements filed in the Company’s 2007 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED INCOME STATEMENTS AND COMPREHENSIVE INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Revenues:
Software licenses	$2,096	$5,280	$8,521	$16,508
Services	6,095	7,476	17,729	22,261
Total revenues	8,191	12,756	26,250	38,769
Cost of revenues:
Cost of software licenses	7	3	20	37
Cost of services	2,218	2,102	6,626	6,710
Total cost of revenues	2,225	2,105	6,646	6,747
Gross profit	5,966	10,651	19,604	32,022
Operating expenses:
Research and development	2,217	2,283	6,863	7,422
Sales and marketing	1,937	1,898	5,783	5,748
General and administrative	1,659	1,705	4,960	4,250
Restructuring charge (credit)	6	260	(17)	845
Total operating expenses	5,819	6,146	17,589	18,265
Operating income	147	4,505	2,015	13,757
Interest income, net	478	456	1,280	1,366
Gain (loss) on revaluation of warrants	581	(680)	3,661	(4,918)
Other (expense) income, net	(876)	762	458	1,068
Income before provision for income taxes	330	5,043	7,414	11,273
(Provision) benefit for income taxes	(41)	419	(328)	133
Net income	$289	$5,462	$7,086	$11,406
Basic net income per share	$0.07	$1.26	$1.62	$2.65
Diluted net income per share	$0.06	$1.22	$1.60	$2.58
Shares used in computing:
Weighted average shares-basic	4,431	4,330	4,387	4,298
Weighted average shares-diluted	4,466	4,464	4,433	4,420
Comprehensive income:
Net income	$289	$5,462	$7,086	$11,406
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	22	(159)	(284)	(79)
Total comprehensive income	$311	$5,303	$6,802	$11,327

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2008	2007
Cash flows from operating activities:
Net income	$7,086	$11,406
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	225	831
Reversal of receivable reserves	(93)	(571)
Restructuring (credit) charge	(18)	844
Stock-based compensation	886	909
Dividend received from cost method investments	(35)	-
(Gain) loss on revaluation of warrants	(3,661)	4,918
Changes in operating assets and liabilities:
Accounts receivable	2,361	3,101
Prepaids and other current assets	(1,192)	(285)
Other non-current assets	(64)	(21)
Accounts payable and accrued expenses	(833)	(2,144)
Restructuring accrual	(349)	(1,446)
Unearned revenue and deferred maintenance	4,146	(4,690)
Other non-current liabilities	(142)	(353)
Net cash provided by operating activities	8,317	12,499
Cash flows from investing activities:
Purchase of property and equipment	(105)	(471)
Dividend received from cost method investments	35	-
Transfer from restricted cash	-	201
Net cash used for investing activities	(70)	(270)
Cash flows from financing activities:
Proceeds from issuance of common stock from warrants exercise	-	505
Proceeds from issuance of common stock, net	594	1,077
Net cash provided by financing activities	594	1,582
Effect of exchange rates on cash and cash equivalents	(284)	(79)
Net increase in cash and cash equivalents	8,557	13,732
Cash and cash equivalents at beginning of period	53,973	37,003
Cash and cash equivalents at end of period	$62,530	$50,735
Supplemental information of noncash financing and investing activities:
Retirement of fully depreciated property and equipment	$85	$5,869
Reclassification of tax liability to accumulated deficit	$-	$388
Reclassification of warrant liability to additional paid-in capital upon exercise of warrants	$-	$561

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

 There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2008 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on February 20, 2008.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2008 and 2007 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2007 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2007 Annual Report on Form 10-K filed with the SEC on February 20, 2008.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2008 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

We measure stock-based compensation at the grant date based on the award’s fair value and recognize the expense ratably over the requisite vesting period, net of estimated forfeitures, for all stock-based awards granted after January 1, 2006 and all stock- based awards granted prior to, but not vested as of January 1, 2006.

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

~ 5 ~

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Income Statements for the three and nine months ended September 30, 2008 and 2007:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Cost of services	$60,067	$63,228	$133,278	$172,992
Research and development	137,565	120,816	257,344	353,044
Sales and marketing	95,240	66,946	231,293	204,148
General and administrative	118,847	64,703	263,603	178,711
	$411,719	$315,693	$885,518	$908,895

As of September 30, 2008, the total compensation cost expense to be recognized related to the non-vested stock options, net of estimated forfeitures, is approximately $289,000 for the remainder of year 2008, $1,042,000 for year 2009, $914,000 for year 2010, and $222,000 for year 2011.

Stock Split

On September 9, 2008, we announced that our Board of Directors and requisite stockholders had approved at a reverse split ratio of one-for-twenty-five a reverse split of our common stock.   Our common stock began trading on a post-split basis at the opening of trading on October 27, 2008.  The accompanying consolidated financial statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. GAAP.

Earnings Per Share Information

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any using the as-if converted method. There were 433,000 and 110,000 potential common shares excluded from the determination of diluted net income per share for the three months ended September 30, 2008 and 2007, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. We excluded 300,000 and 136,000 potential common shares from the determination of diluted net income per share for the nine months ended September 30, 2008 and 2007, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than current market price. The following table sets forth the basic and diluted net income per share computational data for the periods presented (in thousands, except per share amounts):
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Net income	$289	$5,462	$7,086	$11,406
Weighted-average common shares outstanding used to compute basic net income per share	4,431	4,330	4,387	4,298
Weighted-average common equivalent shares from outstanding common stock options and warrants	35	134	46	122
Total weighted-average common and common equivalent shares outstanding used to compute diluted net income per share	4,466	4,464	4,433	4,420
Basic net income per share	$0.07	$1.26	$1.62	$2.65
Diluted net income per share	$0.06	$1.22	$1.60	$2.58

~ 6 ~

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  In our opinion, the outcomes of current legal proceedings will not be material to our financial statements.

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Condensed Consolidated Income Statements. For the nine-month periods ended September 30, 2008, and 2007, translation losses were $284,000, and $79,000, respectively.  These amounts are included in the accumulated other comprehensive income (loss) account in the Condensed Consolidated Balance Sheets.

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

Accumulated Other
Comprehensive
Income (Loss)
Balance, December 31, 2007	$16
Net change during period	(284)
Balance, September 30, 2008	$(268)

Recent Accounting Pronouncements

In May 2008, the Financial Accounting Standard Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 162, The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our Condensed Consolidated Financial Statements.

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combination ("SFAS 141R"), which replaces FASB Statement No. 141. SFAS 141R establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, any noncontrolling interest in the acquiree and the goodwill acquired. SFAS 141R also establishes disclosure requirements which will enable users to evaluate the nature and financial effects of the business combination. SFAS 141R is to be applied prospectively to business combinations for which the acquisition date is on or after an entity's fiscal year that begins after December 15, 2008. We will evaluate the impact of SFAS 141R on our Condensed Consolidated Financial Statements if and when a future acquisition occurs.

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

Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements (“SFAS 157”), for financial assets and liabilities and any other assets and liabilities carried at fair value.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material effect on our financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and demonstrates how the fair value of a financial asset is determined when the market for the financial assets is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on our Condensed Consolidated Financial Statements.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Cash and Cash Equivalents and Short-term Investments

We consider all highly liquid instruments with maturity of three months or less when purchased to be cash equivalents.   Our cash and cash equivalents as of September 30, 2008 include $15.6 million in cash and $46.9 million in money market funds.  Our cash and cash equivalents as of December 31, 2007 include $13.2 million in cash and $40.7 million in money market funds.  All of our fair market value measurements of our financial assets utilize quoted prices in active markets, and as such, are valued at “Level 1” of the fair value hierarchy defined in SFAS 157.  Short-term investments if any are classified as available-for-sale and are reported at fair value, with unrealized gains and losses recorded in stockholders' equity as a component of other comprehensive income/loss. Realized gains and losses on sales of all investments are reported in results of operations and computed using the specific identification method.  There were no short-term investments for the periods presented.

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Furniture and fixtures	$577	$654
Computers and software	5,475	5,359
Leasehold improvements	1,287	1,296
	7,339	7,309
Less accumulated depreciation and amortization	(6,764)	(6,621)
Property and equipment, net	$575	$688

~ 8 ~

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Employee benefits	$1,130	$1,076
Commissions and bonuses	378	656
Sales and other taxes	934	1,245
Income tax and tax contingency reserves	597	427
Restructuring	354	439
Customer advances	283	288
Royalties	1,376	1,376
Other	456	879
Total accrued expenses	$5,508	$6,386

Note 3. Warrants and Other Non-Current Liabilities

Warrants

As of September 30, 2008, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	28,000	$125.00
Issued to convertible notes investors in November 2004	154,631	37.00
Total warrants	182,631

Gain (loss) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Warrants related to the Notes	$580	$(731)	$3,495	$(4,597)
Warrants related to real estate buyout	1	51	166	(321)
Gain (loss) on revaluation of warrants	$581	$(680)	$3,661	$(4,918)

~ 9 ~

Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2008	2007
	(unaudited)
Restructuring	$613	$895
Deferred maintenance and unearned revenue	1,817	1,481
Other	670	648
Total other non-current liabilities	$3,100	$3,024

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2008 and December 31, 2007.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2008 and December 31, 2007.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2008 or December 31, 2007. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

~ 10 ~

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Operating
Years ending December 31,	Leases
2008	$0.5
2009	2.1
2010	1.6
2011	1.2
2012	0.6
Total minimum facilities payments	$6.0

These future minimum lease payments are net of approximately $2.5 million of sublease income to be received under sublease agreements. As of September 30, 2008, we have accrued $1.0 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of September 30, 2008 and December 31, 2007, we had $1.0 million, of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Software licenses	$2,096	$5,280	$8,521	$16,508
Consulting services	1,650	1,640	4,399	4,827
Maintenance	4,445	5,836	13,330	17,434
Total revenues	$8,191	$12,756	$26,250	$38,769

We sell our products and provide services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and Application Service Providers (“ASPs”). In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators. We provided services worldwide through our BVGS Organization until December 2007 and in January 2008 renamed the organization WebSo.  In order to support our customers’ expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization.   We also provide services worldwide indirectly through distributors, VARs, ASPs, and systems integrators. We currently operate in three primary geographical territories: Americas, Europe and Asia/Pacific.

~ 11 ~

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007
Revenues:
Americas	$4,097	$9,788	$13,132	$25,196
Europe	3,124	1,631	9,552	8,449
Asia/Pacific	970	1,337	3,566	5,124
Total revenues	$8,191	$12,756	$26,250	$38,769

	September 30,	December 31,
	2008	2007
	(unaudited)
Long-Lived Assets:
Americas	$25,484	$25,581
Europe	30	62
Asia/Pacific	127	111
Total long-lived assets	$25,641	$25,754

    For the three-month and nine-month periods ended September 30, 2008, no single customer accounted for more than 10% of our revenues. For the three-month and nine-month periods ended September 30, 2007, no single customer accounted for more than 10% of our revenues.

Note 6. Restructuring Charges

    As of September 30, 2008, the total restructuring accrual of $1.0 million consisted of the following (in millions):

	Current	Non-Current	Total
Excess Facilities	$0.4	$0.6	$1.0

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in millions):

Total Future
Minimum
Years ending December 31,	Payments
2008	$0.2
2009	0.3
2010	0.2
2011	0.1
2012	0.2
Total minimum facilities payments	$1.0

~ 12 ~

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended September 30, 2008
Lease cancellations and commitments	$46	$37	$14	$97
Three Months Ended September 30, 2007
Lease cancellations and commitments	$59	$19	$(5)	$73

Nine Months Ended September 30, 2008
Lease cancellations and commitments	$8	$49	$40	$97
Nine Months Ended September 30, 2007
Lease cancellations and commitments	$77	$133	$(137)	$73

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended September 30, 2008
Lease cancellations and commitments	$1,043	$(46)	$(127)	$870
Three Months Ended September 30, 2007
Lease cancellations and commitments	$1,741	$241	$(469)	$1,513
Termination payments to employees and related costs	356	-	18	374
	$2,097	$241	$(451)	$1,887

Nine Months Ended September 30, 2008
Lease cancellations and commitments	$1,326	$(88)	$(368)	$870
Nine Months Ended September 30, 2007
Lease cancellations and commitments	$2,138	$712	$(1,337)	$1,513
Termination payments to employees and related costs	347	-	27	374
	$2,485	$712	$(1,310)	$1,887

~ 13 ~

Note 7. Related Party Transactions

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. In March 2008, we executed a renewal of the license agreement and we recognized license revenue starting April 1, 2008.  The contract value of the renewed agreement is $62,000.  As of September 30, 2008, we recognized revenue of approximately $31,000.

 Note 8. Subsequent Events

On September 9, 2008, we announced that our Board of Directors and requisite stockholders had approved at a reverse split ratio of one-for-twenty-five a reverse split of our common stock.  Our common stock began trading on a post-split basis at the opening of trading on October 27, 2008.  The accompanying consolidated financial statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. GAAP.

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

Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2008 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2007, other than as disclosed herein.

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

~ 14 ~

Results of Operations
Revenues

Total revenues decreased 36% during the three months ended September 30, 2008, to $8.2 million, as compared to $12.8 million for the three months ended September 30, 2007. Total revenues decreased 32% during the nine months ended September 30, 2008, to $26.3 million, as compared to $38.8 million for the nine months ended September 30, 2007. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
September 30, 2008
Americas	$1,669	80%	$2,428	40%	$4,097	50%
Europe	384	18	2,740	45%	3,124	38
Asia Pacific	43	2	927	15%	970	12
Total	$2,096	100%	$6,095	100%	$8,191	100%
September 30, 2007
Americas	$4,386	83%	$5,402	72%	$9,788	77%
Europe	586	11	1,045	14	1,631	13
Asia Pacific	308	6	1,029	14	1,337	10
Total	$5,280	100%	$7,476	100%	$12,756	100%

Nine Months Ended:
September 30, 2008
Americas	$5,237	61%	$7,895	45%	$13,132	50%
Europe	2,347	28	7,205	41%	9,552	36
Asia Pacific	937	11	2,629	14%	3,566	14
Total	$8,521	100%	$17,729	100%	$26,250	100%
September 30, 2007
Americas	$10,798	65%	$14,398	65%	$25,196	65%
Europe	3,810	23	4,639	21	8,449	22
Asia Pacific	1,900	12	3,224	14	5,124	13
Total	$16,508	100%	$22,261	100%	$38,769	100%

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

    Software license revenues decreased 60% during the three months ended September 30, 2008, to $2.1 million, as compared to $5.3 million for the three months ended September 30, 2007.  Software license revenues decreased 49% during the nine months ended September 30, 2008, to $8.5 million, as compared to $16.5 million for the nine months ended September 30, 2007.  The decrease was caused primarily by the weak macroeconomic conditions internationally.  Economic uncertainties also negatively impacted the timing of spending decisions and the spending level of prospective customers.   We attribute the decline to a delay in spending as our customers adjust to the uncertain economic climate, particularly those in the financial services and government segments.  We believe our sales of products to the financial services sector may have also been adversely affected by the deterioration of the mortgage markets and corresponding adverse effects on our potential customers.

~ 15 ~

    Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 19% during the three months ended September 30, 2008, to $6.1 million, as compared to $7.5 million for the three months ended September 30, 2007. Services revenues (including maintenance and consulting) decreased 20% during the nine months ended September 30, 2008, to $17.7 million, as compared to $22.3 million for the nine months ended September 30, 2007. The decrease in service revenues was mainly attributable to lower maintenance revenues. Maintenance revenues decreased 24% for the three months ended September 30, 2008, to $4.4 million, as compared to $5.8 million for the three months ended September 30, 2007.  Maintenance revenues decreased 24% for the nine months ended September 30, 2008, to $13.3 million, as compared to $17.4 million for the nine months ended September 30, 2007.  This decrease in maintenance revenues was due to a decline in demand for additional licenses by customers.  Consulting and training revenues increased 6% for the three months ended September 30, 2008, to $1.7 million, as compared to $1.6 million for the three months ended September 30, 2007.  Consulting revenues decreased 8% for the nine months ended September 30, 2008, to $4.4 million, as compared to $4.8 million for the nine months ended September 30, 2007. This decrease in consulting revenues was attributable to a decline in demand for new licenses from our customers. Consulting revenues tend to trail license revenues by 6 to 12 months.

Cost of Revenues

    Cost of software license revenues includes the costs of product media, duplication, packaging and other manufacturing costs, as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with our products. Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. A summary of our cost of revenues is as follows (dollars in thousands, unaudited):
	Three Months Ended September 30,				Nine Months Ended September 30,
	2008	% (1)	2007	% (1)	2008	% (1)	2007	% (1)
Cost of software licenses	$7	-%	$3	-%	$20	-%	$37	-%
Cost of services	2,218	27%	2,102	17%	6,626	25%	6,710	17%
Total cost of revenues	$2,225	27%	$2,105	17%	$6,646	25%	$6,747	17%
_______________________
(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses increased 133% during the three months ended September 30, 2008, to $7,000, as compared to $3,000 for the three months ended September 30, 2007.  Cost of software licenses decreased 46% during the nine months ended September 30, 2008, to $20,000, as compared to $37,000 for the nine months ended September 30, 2007.  This decrease is primarily a result of a decrease in the portion of license revenues generated from royalty-bearing products.

    Cost of services increased 5% during the three months ended September 30, 2008, to $2.2 million, as compared to $2.1 million for the three months ended September 30, 2007.   Cost of services decreased 2% during the nine months ended September 30, 2008, to $6.6 million, as compared to $6.7 million for the nine months ended September 30, 2007.  This decrease was the result of the reduction in consulting expenses and less services revenue.

Gross margin decreased to 73% during the three months ended September 30, 2008 as compared to 83% for the three months ended September 30, 2007. Gross margin decreased to 75% during the nine months ended September 30, 2008 from 83% for the nine months ended September 30, 2007.  This decrease is a result of a decline in total revenues along with steady cost of revenues.

~ 16 ~

    A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):
	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2008	% (1)	2007	% (1)	2008	% (1)	2007	% (1)
Research and development	$2,217	27%	$2,283	18%	$6,863	26%	$7,422	19%
Sales and marketing	1,937	24	1,898	15	5,783	22%	5,748	15
General and administrative	1,659	20	1,705	14	4,960	19%	4,250	11
Restructuring charges	6	-	260	2	(17)	-%	845	3
Total operating expenses	$5,819	71%	$6,146	49%	$17,589	67%	$18,265	48%
_______________________
(1)	Expressed as a percent of total revenues for the period indicated.

Research and development expenses decreased 4% during the three months ended September 30, 2008, to $2.2 million, as compared to $2.3 million for the three months ended September 30, 2007.  Research and development expenses decreased 7% during the nine months ended September 30, 2008, to $6.9 million, as compared to $7.4 million for the nine months ended September 30, 2007.   This decrease was the result of reductions in a number of areas, including a reduction in bonus, computer supplies, depreciation expenses in computers and software.

    Sales and marketing expenses remained constant at $1.9 million during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  Sales and marketing expenses increased 2% during the nine months ended September 30, 2008, to $5.8 million, as compared to $5.7 million for the nine months ended September 30, 2007.  This increase was the result of marketing expansions during the nine months ended September 30, 2008.

    General and administrative expenses remained constant at $1.7 million during the three months ended September 30, 2008, as compared to the three months ended September 30, 2007.  General and administrative expenses increased 16% during the nine months ended September 30, 2008, to $5.0 million, as compared to $4.3 million for the nine months ended September 30, 2007. This increase is primarily as a result of a one-time reduction of approximately $550,000 due to a settlement with our telephone provider for the nine months ended September 30, 2007.

 Interest income, net increased 5% for the three months ended September 30, 2008, to $478,000, as compared to $456,000 for the three months ended September 30, 2007.  The increase is due to increased cash balances throughout 2008.  Interest income, net decreased 6% for the nine months ended September 30, 2008, to $1,280,000, as compared to $1,366,000 for the nine months ended September 30, 2007.  The decrease is due to a decline in interest rates.

   Gain on revaluation of warrants for the three months ended September 30, 2008 was $581,000, as compared to a loss of $680,000 for the three months ended September 30, 2007.  Gain on revaluation of warrants was $3,661,000 for the nine months ended September 30, 2008 as compared to loss on revaluation of warrants of $4,918,000 for the nine months ended September 30, 2007.  These changes are primarily due to fluctuations in our stock price during the relevant periods.

    Other income, net during the three months ended September 30, 2008, was a loss of $876,000, as compared to a gain of $762,000 for the three months ended September 30, 2007.  Other income, net, decreased 57% for the nine months ended September 30, 2008, to $458,000, as compared to $1,068,000 for the nine months ended September 30, 2007.  The changes were primarily due to unrealized loss on the foreign exchange transactions.

    Provision for income taxes expense during the three months ended September 30, 2008, was  $41,000, as compared to a benefit for income tax expenses of $419,000 for the three months ended September 30, 2007.  Provision for income taxes was $328,000 for the nine months ended September 30, 2008 as compared to a benefit for income tax expenses $133,000 for the nine months ended September 30, 2007. The provision primarily relates to Alternative Minimum Taxes (AMT) calculated for Federal purposes after application of net operating loss (NOL) carryforwards and state income tax in various jurisdictions.

~ 17 ~

Liquidity and Capital Resources

Overview
Our consolidated balance sheet strengthened considerably throughout 2007 and in the first nine months of 2008 compared to prior periods.  As of September 30, 2008, we had $62.5 million of cash and cash equivalents with no long-term debt borrowings, as compared to a balance of $54.0 million at December 31, 2007. The increase was due primarily to the $8.5 million cash generated from our operations in the nine months ended September 30, 2008.

Revenues for the first nine months of 2008 were $26.3 million, as compared to revenues of $38.8 million for the first nine months of 2007. License revenue for the first nine months of 2008 was $8.5 million compared to $16.5 million for the first nine months of 2007. The majority of our license revenue for the first nine months of 2008 was generated by our core Business Agility Suite™, Commerce Agility Suite™ and eMerchandising™ solutions and from customers such as Saipem SPA, Zain, Raiffeisen Hungary, State of Minnesota, Bio-Rad and several other international customers. License revenues decreased in all regions as compared to the first nine months of 2007. The decline in revenue was caused primarily by the weak macroeconomic conditions internationally.  We attribute the overall decline in revenues in part to the general economic slowdown in 2008.

We continued to focus on expense control in the third quarter of 2008. Operating expenses for the third quarter of 2008 were $5.8 million, as compared to $6.1 million for the third quarter of 2007. For the three months ended September 30, 2008 and 2007, we had a gain of $581,000 and a loss of $680,000, respectively, on the revaluation of warrants. As a result, for the three months ended September 30, 2008, net income was $289,000, or $0.06 per diluted share. This compares to net income of $5.5 million, or $1.22 per diluted share, for the three months ended September 30, 2007.

The following table represents our liquidity at September 30, 2008 and December 31, 2007 (dollars in thousands):
	September 30,	December 31,
	2008	2007
	(unaudited)
Cash and cash equivalents	$62,530	$53,973
Restricted cash, current portion	$20	$20
Working capital	$48,908	$40,494
Working capital ratio	3.27	2.80

Cash Provided By Operating Activities
Cash provided by operating activities was $8.3 million for the nine months ended September 30, 2008. Net cash provided by operating activities in this period consisted primarily of $3.1 million in operating profit (excluding restructuring charges and revaluation of warrants) generated from sales margin improvement and company-wide cost reduction efforts, plus the increase of $5.2 million in the other areas, such as prepaid, other current assets, unearned revenue accounts, accounts receivable and other liabilities.

Cash provided by operating activities was $12.5 million for the nine months ended September 30, 2007. Net cash provided by operating activities in this period consisted primarily of $15.7 million in operating profit (excluding restructuring charges) generated from sales margin improvement and company-wide cost reduction efforts, offset by payment of $3.1 million of accounts payable and accrued expenses and reduction in accounts receivable and unearned revenue accounts.

~ 18 ~

Cash Used For Investing Activities

Cash used for investing activities was $70,000 for the nine months ended September 30, 2008. This figure reflects a dividend received of $35,000 from a cost method investment previously written off, offset by $105,000 in expenditures for the purchase of property and equipment.  Cash used for investing activities was $270,000 for the nine months ended September 2007. This figure reflects the release of $201,000 of restricted cash, offset by $471,000 in expenditures for the purchase of property and equipment and leasehold improvements related to the relocation of our corporate headquarters.

Cash Provided By Financing Activities

     Cash provided by financing activities was $594,000 for the nine months ended September 30, 2008, primarily consisting of cash received in connection with the exercise of stock options and employees’ purchases of common stock under the Employee Stock Purchase Plan (“Purchase Plan”). Cash provided by financing activities was $1.6 million for the nine months ended September 30, 2007, primarily consisting of cash received in connection with employees' exercise of stock options and warrants and employees’ purchases of common stock under the Purchase Plan.

Leases and Other Contractual Obligations
We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2012. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit.  This letter of credit has been issued in connection with our facility lease obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2008 and 2007. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2008 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  However, our management, including our Chief Executive Officer and Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

~ 19 ~

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. In our opinion, the outcomes of current legal proceedings will not be not material to our financial statements.

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

While we have recently generated positive operating income and cash flow, we have incurred substantial cumulative net operating losses and negative cash flows from operations since 2000. As of September 30, 2008, we had an accumulated deficit of approximately $1.2 billion.

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

Our failure to operate profitably or control negative cash flows on a quarterly or annual basis could harm our business and the value of BroadVision common stock. If we experience negative cash flow in the future, our liquidity and ability to operate our business could be severely and adversely impacted. Additionally, our ability to raise capital may be hindered due to our operational losses and negative cash flows, reducing our operating flexibility.

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

Historically our quarterly operating results have varied significantly from quarter to quarter and are likely to continue to vary significantly in the future. If our revenues, operating results, earnings or future projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.

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

We have evaluated our “disclosure controls and procedures” as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as well as our internal control over financial reporting as required by Section 404 of the Sarbanes-Oxley Act of 2002. Our independent registered public accounting firm has performed a similar evaluation of our internal control over financial reporting. Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. As of December 31, 2007, we concluded that our internal controls over financial reporting were effective, as further described below in Item 9A, Controls and Procedures.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 181 at the end of 2005, and 159 at the end of 2006. On September 30, 2008, we had 225 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least September 30, 2009. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the nine months ended September 30, 2008, approximately 50% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered “BroadVision”, “iGuide”, “Interleaf” and “Interleaf Xtreme” as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

As of September 30, 2008, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 37% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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
The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $10.25 per share to $114.25 per share between January 1, 2006 and September 30, 2008. On November 5, 2008 the closing price of BroadVision common stock was $14.00. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

~ 28 ~

Item 4. Submission of Matters to a Vote of Security Holders

Not applicable.

Item 5. Other Information

    Not applicable.

~ 29 ~

Item 6. Exhibits

Exhibits
Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.

~ 30 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 6, 2008	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 6, 2008	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 31 ~

EXHIBIT INDEX

Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.

~ 32 ~