Form 10-K
period 2008-12-31
BROADVISION INC
filed 2009-02-26
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Year Ended December 31, 2008
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
Yes ☐ No ☑

     As of June 30, 2008, based on the closing sales price as quoted by the OTCBB, 2,052,119 shares of Common Stock, having an aggregate market value of approximately $50,276,913 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

    As of January 31, 2009, the registrant had 4,377,094 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in April 2009 are incorporated by reference into Part III of this Annual Report on Form 10-K.

~ 1 ~

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2008

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, BroadVision One-To-One, iGuide, Interleaf and Interleaf Xtreme are our U.S. registered trademarks.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

~ 2 ~

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

~ 3 ~

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. As of December 31, 2008, we had licensed our products to more than 1,800 companies - including Audible.com, Baker Hughes, BioRad Laboratories, BNP Paribas, Canon, EFG Bank, Epson America, Fiat, Hilti, Indian Railway Catering and Tourism Company, ING Bank, LaPoste, Mettler Toledo, Oreck Corporation, PETCO, Prime Polymer, Standard Bank of Argentina, U.S. Air Force, Vodafone, W.W. Grainger and Xerox.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2008, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

In February 2006, we announced a subscription rights offering to existing stockholders. The primary purpose of the rights offering was to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the price afforded to our Chief Executive Officer, founder and largest stockholder, Dr. Pehong Chen, in connection with a transaction in which we issued shares to Dr. Chen in exchange for the cancellation of notes he held.  The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 1.5 million shares, resulting in $15.8 million in net proceeds for us. Then we reduced our total number of authorized shares of common stock from 80,000,000 to 11,200,000 in February 2007. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.

In order to complete the issuance of shares to Dr. Chen without violating applicable listing NASDAQ standards, we delivered to NASDAQ a notification of voluntary delisting of BroadVision common stock from the NASDAQ National Market effective prior to the opening of trading on March 8, 2006.  Effective as of the opening of trading on October 27, 2008, we effected a one-for-twenty-five reverse split of our common stock.  As of November 10, 2008, we transferred the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Global Market under the trading symbol "BVSN".

The accompanying consolidated financial statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. GAAP.

In the year ended December 31, 2008, we recognized a goodwill impairment charge of $25.1 million, which represents a full write-off of our remaining goodwill balance in accordance with the requirements of Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets ("SFAS 142"). As of December 31, 2008, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1, which showed impairment indicators of our goodwill balance, we completed Step 2 and recognized an impairment charge of $25.1 million in the quarter ended December 31, 2008.

As of December 31, 2007, we completed our 24-month turnaround plan that began in January 2006. Under this plan we implemented cost-cutting measures,  generated positive operating profits and significantly increased our unrestricted cash balance.

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

~ 4 ~

BroadVision Solution

BroadVision excels in offering e-business solutions that tightly integrate portal and commerce on a single, secure, high-performance framework that also enables advanced personalization and seamless integration to enterprise systems.

            BroadVision's software offers advantages over competitive offerings in the following key respects:

Lasting business value extended to everyone:

●	Low total cost of ownership (TCO) philosophy -- Support for both commercial and open source platforms as well as mixed commercial-open source deployment environments

●	Agility and extensibility -- Integrated tools for both business and IT to rapidly create unique e-business applications with the combination of out-of-the-box capabilities and custom development

●	Built-in best practices -- Proven technology and methodologies that take the guesswork out of building reliable, available and scalable web applications

●	Configurability -- Modular application services that can be assembled to meet customer's exact business requirements

●	Focus on e-business -- Mature applications and proven methodologies developed from over 1,000 implementations and 15 years of experience

●	Scalability -- Advanced load balancing and multi-layered caching allow BroadVision applications to support large numbers of concurrent customers and transactions

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

~ 5 ~

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

Our BroadVision OnDemand™ ("BV OnDemand") business unit, headquartered in Beijing, China. BV OnDemand's on - demand solutions - easy to setup and operate via personalized self-service without costly upfront investments and lingering maintenance overhead - deliver compelling value to our customers immediately and continuously. CHRM (Collaborative Human Resource Management), developed using Kona-Kukini ("K2")  in record time and with tremendous cost savings as BV OnDemand's first offering, has proven to be an impressive showcase for the K2 Methodology. This on-demand solution provides superb visibility and agility for all members of our customers' organizations to collaborate more productively in each phase of the HR management life cycle, creating a strategic competitive advantage through the efficient management of human assets.

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

~ 6 ~

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

~ 7 ~

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

Customers

As of December 31, 2008, we had licensed our products to over 1,800 companies. During each of the years ended December 31, 2008, 2007 and 2006, no customer accounted for more than 10% of our total revenues. At December 31, 2008, no customer accounted for more than 10% of our accounts receivable balance.  At December 31, 2007, one customer accounted for 20% our accounts receivable balance. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Our software is deployed in all major industry groups, including financial services, government, healthcare, manufacturing, retail and telecommunications. Customers include Audible.com, Baker Hughes, BioRad Laboratories, BNP Paribas, Canon, EFG Bank, Epson America, Fiat, Hilti, Indian Railway Catering and Tourism Company, ING Bank, LaPoste, Mettler Toledo, Oreck Corporation, PETCO, Prime Polymer, Standard Bank of Argentina, U.S. Air Force, Vodafone, W.W. Grainger and Xerox.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2008, our direct sales organization included 30 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.

Offices for our Europe region are located in France, Germany, Italy, Spain and the United Kingdom.

Our sales and marketing offices in the Asia Pacific/Japan/India/Middle East region are located in India, China, and Japan. We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2008, approximately 53% of our revenues were derived from international sales. In the twelve months ended December 31, 2007, approximately 37% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our e-business applications capabilities at the prospect's site, followed by one or more detailed technical reviews. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the solution. Our Worldwide e-business Services Organization helps customers to design, develop and deploy their e-business solutions.

As of December 31, 2008, eight employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

~ 8 ~

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

●
other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as Art Technology Group, ElasticPath, EscalateRetail, IBM Corporation, Microsoft, Oracle and SAP.

●	other vendors of workforce and human resource information systems, such as ADP’s Emplease, iEmployee, SuccessFactors, Taleo and Workday.

●	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

●	depth and breadth of functionality offered;

●	availability of knowledgeable developers;

●	time required for application deployment;

●	reliance on industry standards;

●	product reliability;

●	proven track record;

●	scalability;

●	maintainability;

●	product quality;

●	price; and

●	technical support.

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

~ 9 ~

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

Employees

As of December 31, 2008, we employed a total of 219 full-time employees, of whom 98 are based in North America, 32 in Europe and 89 in Asia. Of these full-time employees, 38 are in sales and marketing, 90 are in product development, 56 are in global services and client support, and 35 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

        Our executive officers and their ages and positions as of December 31, 2008 are in the table below.

Name	Age	Position

Pehong Chen	51	Chairman, President and Chief Executive Officer
Shin-Yuan Tzou	51	Chief Financial Officer

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

Financial Information about Geographic Areas

For details regarding financial information about geographic areas, please refer to Note 11 – Geographic, Segment and Significant Customer Information in the Notes to our Consolidated Financial Statements.

~ 10 ~

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

We generate our revenue from licenses of BroadVision e-business solutions, including process, commerce, portal and content management and related products and services. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. If new and future versions and updates of our products and services do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline.

We have recently introduced new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released BroadVision 8.1™ at the end of the third quarter of 2007. We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support and marketing. Particularly in difficult economic times when companies are more likely to be managing spending, potential new customers may delay spending decisions and our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

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

~ 11 ~

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2008, we had an accumulated deficit of approximately $1.2 billion.

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

~ 12 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 159 at the end of 2006, and 195 at the end of 2007. On December 31, 2008, we had 219 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

~ 13 ~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least December 31, 2009. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~ 14 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2008, approximately 53% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

        Management of international operations presents special challenges, particularly at our reduced staffing levels.  For example, during 2008 we uncovered through our whistle blower program that an officer of our Japan subsidiary was involved in a scheme to submit fraudulent expense reimbursements totaling approximately $84,000 during the period between 2007 and 2008.  We were able to recover the funds from the officer and the officer was terminated.  Although this scheme was detected, we face the risk that other similar misappropriations of assets may occur in the future.

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

~ 15 ~

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

~ 16 ~

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

~ 17 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2008, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 37% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.00 per share to $114.25 per share between January 1, 2007 and December 31, 2008. On December 31, 2008 the closing price of BroadVision common stock was $11.10 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

Not Applicable.

ITEM 2. PROPERTIES

As of December 31, 2008, we leased approximately 67,240 square feet of office space, of which approximately 78% was in the United States. We occupied or subleased 100% of our leased office space as of December 31, 2008.

                In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center in Redwood City, California. Our worldwide headquarters at Pacific Shores Center occupies approximately 27,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We subleased the remaining approximately 22,500 square feet effective on January 8, 2007.

Our additional leased domestic facilities include offices located in New York, NY and Waltham, MA, which are primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Paris, France; Reading, UK; Milan, Italy; Tokyo, Japan; Beijing, China; and Bangalore, India.

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

~ 18 ~

PART II

  ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until our delisting on March 8, 2006, our common stock had been quoted on the NASDAQ National Market. From March 8, 2006 to May 24, 2007, our common stock was quoted on the Pink Sheets®. From May 25, 2007 to October 24, 2008, our common stock was trading on the OTC Bulletin Board. Effective as of the open of trading on October 27, 2008, we effected a one-for-twenty-five reverse split of our common stock.  Effective as of November 10, 2008, we have transferred the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Global Market under the trading symbol "BVSN".  The following table shows high and low sale prices per share of our common stock as reported on the Pink Sheets, the OTC Bulletin Board and the NASDAQ Global Market:

	High	Low
Fiscal Year 2008
First Quarter	$48.75	$24.25
Second Quarter	32.00	23.25
Third Quarter	25.00	12.75
Fourth Quarter	19.00	9.00
Fiscal Year 2007
First Quarter	114.25	19.00
Second Quarter	71.25	43.75
Third Quarter	74.00	44.25
Fourth Quarter	69.00	40.00

As of January 31, 2009, there were 49 holders of record of BroadVision common stock. On February 24, 2009, the last sale price reported on the NASDAQ Global Market for BroadVision common stock was $11.56 per share.

        We have never declared or paid cash dividends on our common stock.

~ 19 ~

PERFORMANCE MEASUREMENT COMPARISON*

The following graph shows the total stockholder return of an investment of $100 in cash on December 31, 2003 for (a) our Common Stock, (b) the NASDAQ Stock Market (U.S.) Index (the "NASDAQ Index") and (c) the RDG Internet 100 Index. All values assume reinvestment of the full amount of all dividends and are calculated as of December 31 of each year:

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*

AMONG BROADVISION, INC., THE NASDAQ STOCK MARKET (U.S.) INDEX

AND THE RDG INTERNET COMPOSITE INDEX

~ 20 ~

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

	Years Ended December 31,
	2008	2007	2006	2005	2004
	(In thousands, except per share amount)
Consolidated Statement of Operations Data:
Revenues:
Software licenses	$12,137	$21,127	$15,215	$14,721	$26,883
Services	23,766	28,891	36,769	45,400	51,121
Total revenues	35,903	50,018	51,984	60,121	78,004
Cost of revenues:
Cost of (credit for) software licenses	26	45	258	(38)	1,303
Cost of services	8,885	8,961	12,456	21,931	24,978
Total cost of revenues	8,911	9,006	12,714	21,893	26,281
Gross profit	26,992	41,012	39,270	38,228	51,723
Operating expenses:
Research and development	9,183	9,668	10,510	13,831	18,024
Sales and marketing	7,772	8,131	8,653	16,208	27,340
General and administrative	6,412	6,293	8,019	9,479	9,538
Goodwill impairment	25,066	-	-	31,368	-
Restructuring (credits), charges	(26)	649	(3,369)	(462)	(23,545)
Business combination charges	-	-	-	2,817	-
Total operating expenses	48,407	24,741	23,813	73,241	31,357
Operating (loss) income	(21,415)	16,271	15,457	(35,013)	20,366
Other income (expense), net	6,925	934	193	(6,564)	(2,109)
(Loss) income before income taxes	(14,490)	17,205	15,650	(41,577)	18,257
Income tax (expense) benefit	(520)	73	(634)	2,611	309
Net (loss) income	$(15,010)	$17,278	$15,016	$(38,966)	$18,566
Net (loss) income per share:
Basic (loss) earnings per share	$(3.43)	$4.01	$5.71	$(28.46)	$13.83
Shares used in computation -- basic (loss) earnings per share	4,374	4,310	2,629	1,369	1,342
Diluted (loss) earnings per share	$(3.43)	$3.90	$5.71	$(28.46)	$13.52
Shares used in computation -- diluted (loss) earnings per share	4,374	4,430	2,629	1,369	1,373

	December 31,
	2008	2007	2006	2005	2004
	(In thousands)
Consolidated Balance Sheet Data:
Cash and cash equivalents	$52,884	$53,973	$37,003	$4,849	$41,851
Working capital (deficit)	51,070	40,494	18,955	(35,872)	(20,273)
Total assets	74,737	90,312	76,942	49,942	144,653
Debt and capital leases, less current portion	-	-	-	-	4,227
Accumulated deficit	(1,207,403)	(1,192,393)	(1,210,059)	(1,225,075)	(1,186,109)
Total stockholders' equity (deficit)	50,718	64,765	43,254	(9,723)	28,341

~ 21 ~

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

Overview

       Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce and portal solutions. As of December 31, 2007, we had licensed our products to more than 1,800 companies - including Audible.com, Baker Hughes, BioRad Laboratories, BNP Paribas, Canon, EFG Bank, Epson America, Fiat, Hilti, Indian Railway Catering and Tourism Company, ING Bank, LaPoste, Mettler Toledo, Oreck Corporation, PETCO, Prime Polymer, Standard Bank of Argentina, U.S. Air Force, Vodafone, W.W. Grainger and Xerox.

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

From 2001 to 2005, we incurred significant losses and negative cash flows from operations. In fiscal years 2004 and 2005, we incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement. Although we generated net income in year 2006 and 2007 and net loss in year 2008 due to goodwill impairment, our ability to generate profits or positive cash flows in future periods remains uncertain.

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

In 2009, our focus will be on delivering new products and technologies and generating demand among existing and potential new customers.  We will also continue to nurture the relationships with current customers.

In February 2006, we announced a subscription rights offering to existing stockholders. The primary purpose of the rights offering was to allow the holders of BroadVision common stock on the record date an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to our Chief Executive Officer, founder and largest stockholder, Dr. Pehong Chen, in connection with a transaction in which we issued shares to Dr. Chen in exchange for the cancellation of notes he held. The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 1.5 million shares, resulting in $15.8 million in net proceeds. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.  Then we reduced our total number of authorized shares of common stock from 80,000,000 to 11,200,000 in February 2007. Dr. Chen's ownership was approximately 39% as a result of closing the rights offering in the fourth quarter of 2006. As of December 31, 2008, Dr. Chen's ownership was approximately 37%.

In order to complete the issuance of shares to Dr. Chen without violating NASDAQ applicable listing standards, we delivered to NASDAQ a notification of voluntary delisting of BroadVision common stock from the NASDAQ National Market effective prior to the opening of trading on March 8, 2006. Effective as of the opening of trading on October 27, 2008, we effected a one-for-twenty-five reverse split of our common stock.  As of November 10, 2008, we transferred the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Global Market under the trading symbol "BVSN".

In June 2006, William Meyer resigned as our Chief Financial Officer, a position Mr. Meyer had held since April 2003. Dr. Chen has served as Chief Financial Officer on an interim basis until January 2008 when Dr. Shin-Yuan Tzou was appointed to this position.

~ 22 ~

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

Our first SaaS offering, called CHRM*060, is the centerpiece of our CHRM family of workforce relationship management solutions that also includes three more advanced modules. This family of applications, all of which are designed based on our Kona * Kukini, or K2 technology, was developed by our development team in China, the members of which have been employed by our China subsidiary, BroadVision OnDemand (Beijing) Ltd., or BV OnDemand, since its formation in 2007. The concept underlying the CHRM product family originated as a new stand-alone company idea that was initiated in China in 2005 by a group of engineers and business executives that included Dr. Pehong Chen, our President, Chief Executive Officer and largest stockholder. At the time the CHRM product idea was conceived, BroadVision, Inc. was actively seeking to be acquired in a transaction that was publicly announced but ultimately abandoned in late 2005. Shortly after the acquisition transaction was abandoned, the CHRM development project, which was then at an early stage, was absorbed into BroadVision, Inc.

In support of BV OnDemand's efforts to commercialize the CHRM product in China, BroadVision, Inc. is appointing BV OnDemand as its exclusive licensee to operate the K2 software for purposes of offering the CHRM products on a SaaS basis to customers in China. BroadVision, Inc. is also appointing BV OnDemand as its exclusive sales representative for purposes of licensing the K2 products on an enterprise license basis to customers in China. In return, BV OnDemand is appointing BroadVision, Inc. as its exclusive licensee for the purpose of offering the CHRM family of products on a SaaS basis to customers everywhere in the world except China. BroadVision, Inc. and BV OnDemand are also each providing various types of professional and business services to each other. In view of the origins of the CHRM project outside our Company and in order to ensure that we have full ownership of the product, we have advised Dr. Pehong Chen and certain other individuals involved in the CHRM development project that a limited liability company owned by them will be issued a 20% interest in the BroadVision, Inc. subsidiary that indirectly owns BV OnDemand and, accordingly, the CHRM product family.

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company ("BVD"), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, and we and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the "BVD Operating Agreement"). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any "net profit" from a "capital transaction" (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited ("BVB"). A "capital transaction" under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members.

The CHRM family of applications was commercially launched by BV OnDemand in China in November 2007 and by us in the United States in January 2008. Revenues related to the CHRM product family were not material in 2007 and in 2008.

Critical Accounting Policies, Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. generally accepted accounting principles. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to receivable reserves, stock-based compensation, investments, impairment assessments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

~ 23 ~

Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons using the product or based on the number of CPUs on which the product is installed. Licenses for software for which fees are charged based upon the number of persons using the product include licenses for development use and licenses for use by registered users of the customer's website (deployment use). Licenses for software for which fees are charged on a per-CPU basis differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"), and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). We apply the separation criteria in Emerging Issues Task Force ("EITF"), Revenue Arrangements with Multiple Deliverables ("EITF 00-21") to determine whether our arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element.

Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. For the "fixed" or "not to exceed" fees contracts, revenues are recognized based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1").  We estimate the proportional performance on contracts on a basis of utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

Software License Revenue

We license our products through our direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectability is not reasonably assured, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list prices. We do not grant resellers the right of return.

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

Our consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services ("BVGS") organization. In January 2008, we renamed BVGS to Worldwide E-Business Solution Organization ("WebSo").  In order to support our customers’ expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization.   The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

~ 24 ~

Receivable Reserves

      Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the three-year period ended December 31, 2008, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

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

Impairment Assessments

As of December 31, 2007 and 2006, we performed a goodwill impairment analysis under the Step 1 provisions of SFAS 142. Because our fair value was determined to be greater than our book value, Step 2 under SFAS 142 was not required, and therefore no impairment was necessary at December 31, 2007 and 2006.

        In the year ended December 31, 2008, we recognized a goodwill impairment charge of $25.1 million, which represents a full write-off of our remaining goodwill balance in accordance with the requirements SFAS 142. As of December 31, 2008, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1, which showed impairment indicators of our goodwill balance, we completed Step 2 and recognized an impairment charge of $25.1 million in the quarter ended December 31, 2008.

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

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

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

For our one-for-twenty-five reverse stock split event effective on October 24, 2008, we were not required to recognize any incremental compensation cost for this equity restructuring.  Based on FAS 123(R), if an award is adjusted based on an existing antidilution provision that requires adjustment in the event of an equity restructuring, and is properly structured to preserve the value of the awards upon completion of the equity restructuring, incremental fair value generally should not result from the modification.  Our equity restructuring did not result in any additional compensation expense related to our equity awards under SFAS 123R.

Further details related to our Stock Benefit Plans and our adoption of SFAS 123R are provided in Note 9 Stockholders' Equity to our Consolidated Financial Statements.

~ 25 ~

Restructuring (Credits) Charges

Through December 31, 2008, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) severance and benefits termination costs related to the reduction of our workforce; (ii) lease termination costs and/or costs associated with permanently vacating our facilities; (iii) other incremental costs incurred as a direct result of the restructuring plan; and (iv) impairment costs related to certain long-lived assets abandoned. We account for each of these costs in accordance with SAB No. 100, Restructuring and Impairment Charges, ("SAB 100").

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

        During 2008, there were no restructuring charges related to severance and benefits termination costs.  We recognized restructuring credits in the amount of $26,000 due to sublease income in excess of rent expense we incurred during the year 2008.

~ 26 ~

Statements of Operations as a Percent of Total Revenues

The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Years Ended December 31,
	2008	2007	2006
Revenues:
Software licenses	34%	42%	29%
Services	66	58	71
Total revenues	100	100	100
Cost of revenues:
Cost of software licenses	-	-	-
Cost of services	25	18	24
Total cost of revenues	25	18	24
Gross profit	75	82	76
Operating expenses:
Research and development	26	19	20
Sales and marketing	22	16	17
General and administrative	18	13	15
Goodwill impairment	70	-	-
Restructuring (credits), charges	-	1	(6)
Total operating expenses	136	49	46
Operating (loss) income	(61)	33	30
Other income	20	2	-
(Loss) income before income taxes	(41)	35	30
Income taxes (expense) benefit	(1)	-	(1)
Net (loss) income	(42)%	35%	29%

Results of Operations

	Software Licenses	%	Services	%	Total	%
	(In thousands)
Year Ended December 31, 2008:
Americas	$6,739	56	$10,154	43	$16,893	47
Europe	3,432	28	10,068	42	13,500	38
Asia/ Pacific	1,966	16	3,544	15	5,510	15
Total	$12,137	100%	$23,766	100%	$35,903	100%
Year Ended December 31, 2007:
Americas	$13,824	65	$17,890	62	$31,714	64
Europe	5,293	25	6,799	24	12,092	24
Asia/ Pacific	2,010	10	4,202	14	6,212	12
Total	$21,127	100%	$28,891	100%	$50,018	100%
Year Ended December 31, 2006:
Americas	$10,186	67	$20,790	57	$30,976	60
Europe	3,025	20	11,505	31	14,530	28
Asia/ Pacific	2,004	13	4,474	12	6,478	12
Total	$15,215	100	$36,769	100	$51,984	100

  Revenues

Total revenues for the year ended December 31, 2008 were $35.9 million, down $14.1 million, or 28%, from $50.0 million for the prior year. License revenue from the sales of software licenses decreased from $21.1 million to $12.1 million. The decreases came from all regions due to less demand for our products and to weak macro economic conditions. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $22.7 million to $17.7 million due to certain customers choosing to not fully renew maintenance contracts, together with the decline in new license revenue. Consulting revenue, which is generally related to services in connection with our licensed software, declined from $6.2 million to $6.0 million.   This decrease in consulting revenue was attributable to a decline in demand for new licenses from our customers.

Total revenues for the year ended December 31, 2007 were $50.0 million, down $2.0 million, or 4%, from $52.0 million for the prior year. License revenue from the sales of software licenses increased from $15.2 million to $21.1 million. The increases came from all regions due to increased license sales to existing customers in North America, Europe and Asia. Maintenance revenue declined from $24.7 million to $22.7 million due to certain customers choosing to not fully renew maintenance contracts, together with the decline in new license revenue. Consulting revenue declined from $12.0 million to $6.2 million, primarily because customers purchased existing versions of our product instead of the newly released version.

~ 27 ~

Cost of Revenues

Cost of software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.

	Years Ended December 31,
	2008	%	2007	%	2006	%
	(Dollars in thousands)
Cost of software licenses (1)	$26	0%	$45	0%	$258	2%
Cost of services (2)	8,885	37	8,961	31	12,456	34
Total cost of revenues (3)	$8,911	25%	$9,006	18%	$12,714	24%
(1) Percentage is calculated based on total software license revenues for the period indicated.
(2) Percentage is calculated based on total services revenues for the period indicated.
(3) Percentage is calculated based on total revenues for the period indicated.

Cost of software licenses for the year ended December 31, 2008, decreased $19,000 or 42%, on a year-over-year basis. This decrease is primarily a result of sending products via electronic download instead of physical shipments.

Cost of software licenses for the year ended December 31, 2007, decreased $213,000 or 83%, on a year-over-year basis. This decrease is primarily a result of reducing use of other software to create our products.

Cost of services for the year ended December 31, 2008 decreased $76,000, or 1%, on a year-over-year basis. This decrease was the result of decreased services revenue.

Cost of services for the year ended December 31, 2007 decreased $3,495,000, or 28%, on a year-over-year basis. This decrease was the result of decreased services revenue.

      The number of total consulting employees was 35 as of December 31, 2008, 25 as of December 31, 2007 and 27 as of December 31, 2006.

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

● Restructuring (credits) charges represent costs incurred to restructure our operations. These charges, including charges for excess facilities, severance and certain non-cash items, were recorded under the provisions of EITF 94-3, and SFAS 146.

● Business combination charges represent costs incurred in connection with merger or acquisition activity.

~ 28 ~

A summary of operating expenses is set forth in the following table (dollars in thousands, percentages are based on total revenues):

	Years Ended December 31,
	2008	%	2007	%	2006	%
Research and development	$9,183	26%	$9,668	19%	$10,510	20%
Sales and marketing	7,772	22	8,131	16	8,653	17
General and administrative	6,412	18	6,293	13	8,019	15
Goodwill impairment	25,066	70	-	-	-	-
Restructuring (credits), charges	(26)	-	649	1	(3,369)	(6)
Total operating expenses	$48,407	136%	$24,741	49%	$23,813	46%

 Research and development.    Research and development expenses decreased $0.5 million, or 5% in 2008 compared to 2007 and decreased $0.8 million, or 8% in 2007 compared to 2006. The decrease from 2007 to 2008 was primarily attributable to different reductions in a number of areas, including a reduction in bonus payments, computer supplies and depreciation expenses in computers and software.  The decrease from 2006 to 2007 was primarily attributable to our off-shoring of certain research and development activities to our subsidiary in China.

Sales and marketing.    Sales and marketing expenses decreased $0.4 million, or 4% in 2008 compared to 2007 and decreased $0.5 million, or 6% in 2007 compared to 2006. The decrease from 2007 to 2008 was primarily due to a reduction of commission cost as a result of declining revenue  The decrease from 2006 to 2007 was primarily due to a one-time favorable payroll tax adjustment in Europe.

General and administrative.    General and administrative expenses in 2008 are comparable to 2007 levels.  General and administrative expenses decreased $1.7 million, or 22% in 2007 compared to 2006, due to a reduction of $321,000 in accounting fees, reversal of $735,000 in bad debt reserves and a reduction of $440,000 in contractor costs.

Goodwill impairment and amortization.    On April 14, 2000, we acquired all of the outstanding common stock of Interleaf, Inc. in a transaction accounted for as a purchase business combination. As a result of this transaction, we recorded goodwill and other intangible assets of $767.0 million.  Since the fair value of these assets as of December 31, 2006 and 2007 was determined to be greater than book value, we determined that no impairment was necessary in 2006 and 2007.  In the fourth quarter of 2008, we determined that an impairment of the goodwill had occurred, and therefore we recorded a write-off of $25.1 million as an impairment amount. From 2000 to 2008, we have amortized or written off the entire $767.0 million of goodwill we recorded in connection with the Interleaf Inc. acquisition.

Restructuring (credits) charges, net.  During 2008 we recorded a restructuring credit of $26,000 relating to our facilities in Redwood City, California and New York, New York.  This is the result of excess sublease income over our rent expense for such facilities.  In fiscal 2007, one of our leases located in Redwood City, California expired.  We incurred an asset retirement obligation of $40,000 before returning the property back to the landlord in 2007. We have also reversed the severance accruals due to the expiration of the statute of limitations related to these accruals.  This resulted in a reversal of a $347,000 accrual. During 2006 we recorded a restructuring credit of $3.4 million primarily due to a $4.5 million accrual reversal related to the buy-out option of a new space that we decided not to exercise. In addition, we have sub-leased out excess facility space in 2006.

        The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2008 (in thousands):

	Severance	Facilities/
	and	Excess
	Benefits	Assets	Total
Accrual balances, December 31, 2005	$416	$6,839	$7,255
Restructuring charges (credits)	348	(3,717)	(3,369)
Cash payments	(417)	(907)	(1,324)
Accrual balances, December 31, 2006	347	2,215	2,562
Restructuring (credits), charges	(347)	996	649
Cash payments	-	(1,877)	(1,877)
Accrual balances, December 31, 2007	-	1,334	1,334
Restructuring charges (credits)	-	(26)	(26)
Cash payments	-	(463)	(463)
Accrual balances, December 31, 2008	$-	$845	$845

~ 29 ~

Other Income

Other income consists of the following (dollars in thousands, percentages are based upon total revenues) for the indicated periods:

	Years Ended December 31,
	2008	%	2007	%	2006	%
Interest income, net	$1,628	5%	$1,906	3%	$638	1%
Income (expense) from revaluation of warrants	4,040	11	(3,147)	(7)	(1,333)	(3)
Other income, net	1,257	4	2,175	4	888	2
Total other income	$6,925		$934		$193

Net interest income includes interest income on invested funds. We generated $1,628,000 in interest income from our cash and cash equivalents balances in 2008.  Due to a decline in interest rates, our interest income decreased by $278,000 in 2008 as compared to 2007.  We generated $1,906,000 net interest income in 2007 and $638,000 net interest income in 2006.

Income from revaluation of warrants in 2008 included $4.0 million from the revaluation of the warrants issued in connection with senior subordinated secured convertible notes we issued in November 2004 and the real estate buyout in August 2004.  Expense from revaluation of warrants in 2007 and 2006 were also from the revaluation of the warrants issued in connection with the November 2004 notes and the real estate buyout in August 2004.  These changes are primarily due to fluctuations in our stock price during the relevant periods.

       Other income, net decreased from $2,175,000 in 2007 to $1,257,000 in 2008. In 2008, we reversed prior year accruals of $458,000 for foreign goods and services taxes liability, which we have determined are not owed anymore.  Other income, net increased from $888,000 in 2006 to $2,175,000 in 2007.  The changes were primarily due to unrealized losses and gains on the foreign exchange transactions.

Income Taxes

We recorded income tax provisions (benefits) of $520,000, ($73,000), and $634,000 for the years ended December 31, 2008, 2007, and 2006, respectively. The tax provision from 2008 was primarily due to foreign income taxes.  The tax benefit for 2007 was primarily due to the reversal of tax accruals determined to be no longer required and partially offset by foreign income taxes. The tax provision for 2006 mainly relates to foreign and federal income taxes.

Liquidity and Capital Resources

Background and Overview

During the previous years through December 31, 2005, we faced various liquidity challenges. During the year ended December 31, 2006, the following significant events occurred: approximately $20.5 million in convertible debt was exchanged for 1.4 million shares of common stock; we generated cash flow from operations of approximately $16.0 million; and we closed our rights offering and raised net proceeds of approximately $15.8 million. At December 31, 2008, our current assets exceeded our current liabilities by approximately $51.0 million. Our management believes that cash resources at December 31, 2008 will be sufficient to fund operations through at least December 31, 2009. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

Our cash position on our Consolidated Balance Sheet strengthened considerably throughout 2006 to 2008. As of December 31, 2006, we had $37.0 million of cash, with no long-term debt borrowings. This represents a 671% increase from the prior year's starting cash position of $4.8 million. Positive cash flow from business operations and the rights offering each contributed approximately half of the $32.2 million cash generated during 2006.  As of December 31, 2007, we had $54.0 million of cash, with no long-term debt borrowings. This represents a 46% increase from the prior year's starting cash position of $37.0 million. Positive cash flow from business operations contributed approximately all cash generated during 2007.  As of December 31, 2008, we had $52.9 million of cash and $9.0 short-term investments, with no long-term debt borrowings.  This represents a 15% increase from the prior year’s starting cash position of $54.0 million.  Positive cash flow from business operations contributed approximately all cash generated during 2008.

Revenues in year 2007 of $50.0 million were down 4% from 2006 revenues of $52.0 million, due primarily to declines in consulting revenues, which were down 48%. Maintenance revenues were down 8%, while license revenues were up 38%. The most significant change was the year-over-year decline in consulting revenues, which was because our customers purchased existing versions of our products.  However, on a more positive note, we released a new version of our product in the second half of 2007.

Revenues in year 2008 of $35.9 million were down 28% from 2007 revenues of $50.0 million, due primarily to declines in licenses revenues, which were down 43%. Maintenance revenues were down 22% and consulting revenues down 2%. The decrease was caused primarily by the weak macroeconomic conditions domestically and abroad.  Economic uncertainties also negatively impacted the timing of spending decisions and the spending levels of current and prospective customers, particularly those in the financial services and government segments.

~ 30 ~

       The following table represents our liquidity at December 31, 2008 and 2007 (dollars in thousands):

	December 31,
	2008	2007
Cash and cash equivalents	$52,884	$53,973
Short-term investments	$9,004	$-
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$51,070	$40,494
Working capital ratio	3.37	2.80

Cash Provided By Operating Activities

Cash provided by operating activities was $8.2 million for fiscal 2008.  Net cash provided by operating activities in this period consisted primarily of $5.5 million in operating profit (excluding restructuring charges, goodwill impairment and revaluation of warrants) mainly generated from company-wide cost reduction efforts and cash collected from customers of $3.5 million.

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

Cash (Used for) Provided By Investing Activities

Cash (used for) provided by investing activities in fiscal 2008 was $9,134,000, primarily as a result of purchasing short-term investments of $9,004,000.  Cash provided by investing activities in fiscal 2007 was $542,000, primarily as a result of transferring restricted cash to cash equivalents of $977,000, and offset by capital expenditures of $517,000. Cash provided by investing activities in fiscal 2006 was $180,000, primarily as a result of sales of cost-method investments of $426,000 and offset by capital expenditures of $246,000

Our capital expenditures substantially consist of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

 Cash Provided By Financing Activities

Cash provided by financing activities was $332,000 in fiscal 2008, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan.  In the fourth quarter of 2008, we paid $325,000 for fractional shares due to a reverse stock split transaction.  Cash provided by financing activities was $2.0 million in fiscal 2007, primarily due to issuance of common stock in relation to option and warrant exercises. Cash provided by financing activities was $15.9 million in fiscal 2006. In November 2006, we closed the rights offering, which provided $15.8 million in net proceeds after issuance costs.

~ 31 ~

  Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2012. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan. A summary of total future minimum lease payments as of December 31, 2008, under non-cancelable operating lease agreements is as follows (in millions):

Operating
Leases
Years Ending December 31,
2009	$2.2
2010	1.6
2011	1.2
2012	0.6
2013 and thereafter	-
Total minimum lease payments	$5.6

As of December 31, 2008, we have accrued $0.8 million of estimated future facilities costs as a restructuring accrual. This accrual includes the above minimum lease payments that are related to excess space under lease and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income (See Note 8 in the Notes to Consolidated Financial Statements).

Additional Factors That May Affect Future Liquidity

       The following table summarizes our contractual obligations as of December 31, 2008 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letter of credit.

		Less Than	1-3	4-5	Over
	Total	1 Year	Years	Years	5 Years
	(In millions)
Letter of credit	$1.0	$-	$-	$1.0	$-

We anticipate that future operating expenses and cash payments under operating leases will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues, and our ability to manage infrastructure costs.

~ 32 ~

Quarterly Results of Operations

The following tables set forth certain unaudited Consolidated Statement of Operations data for the eight quarters ended December 31, 2008, as well as that data expressed as a percentage of our total revenues for the periods indicated.

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

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$3,616	$2,096	$2,448	$3,977	$4,620	$5,280	$5,494	$5,733
Services	6,036	6,095	5,582	6,053	6,629	7,476	7,774	7,012
Total revenues	9,652	8,191	8,030	10,030	11,249	12,756	13,268	12,745
Cost of revenues:
Cost of software licenses	6	7	6	7	8	3	22	12
Cost of services	2,259	2,218	2,155	2,253	2,251	2,102	2,215	2,393
Total cost of revenues	2,265	2,225	2,161	2,260	2,259	2,105	2,237	2,405
Gross profit	7,387	5,966	5,869	7,770	8,990	10,651	11,031	10,340
Operating expenses:
Research and development	2,320	2,217	2,309	2,337	2,247	2,283	2,483	2,655
Sales and marketing	1,989	1,937	1,961	1,885	2,383	1,898	1,781	2,069
General and administrative	1,452	1,659	1,603	1,698	2,042	1,705	1,479	1,067
Goodwill impairment	25,066	-	-	-	-	-	-	-
Restructuring (credits), charges	(9)	6	(5)	(18)	(195)	260	306	278
Total operating expenses	30,818	5,819	5,868	5,902	6,477	6,146	6,049	6,069
Operating (loss) income	(23,431)	147	1	1,868	2,513	4,505	4,982	4,271
Income (expense) from revaluation of warrants	380	581	625	2,454	1,771	(680)	3,104	(7,343)
Other income (expense), net	1,148	(398)	813	1,322	1,648	1,218	584	632
Income taxes (expense) benefit	(192)	(41)	(4)	(283)	(60)	419	(230)	(56)
Net (loss) income	$(22,095)	$289	$1,435	$5,361	$5,872	$5,462	$8,440	$(2,496)
Basic net (loss) income per share	$(5.04)	$0.07	$0.33	$1.23	$1.35	$1.27	$1.97	$(0.58)
Diluted net (loss) income per share	$(5.04)	$0.06	$0.33	$1.21	$1.33	$1.24	$1.91	$(0.58)
Shares used in computing basic net (loss) income per share	4,382	4,431	4,372	4,358	4,346	4,330	4,297	4,267
Shares used in computing diluted net (loss) income per share	4,382	4,466	4,412	4,413	4,476	4,463	4,441	4,267

As a Percent of Revenue

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	37%	26%	30%	40%	41%	41%	41%	45%
Services	63	74	70	60	59	59	59	55
Total revenues	100	100	100	100	100	100	100	100
Cost of revenues:
Cost of software licenses	-	-	-	-	-	-	-	-
Cost of services	23	27	27	22	20	16	17	19
Total cost of revenues	23	27	27	22	20	16	17	19
Gross profit	77	73	73	78	80	84	83	81
Operating expenses:
Research and development	24	27	29	23	20	18	19	21
Sales and marketing	21	24	24	19	21	15	13	16
General and administrative	15	20	20	17	18	13	11	8
Goodwill impairment	260	-	-	-	-	-	-	-
Restructuring (credits), charges	-	-	-	-	(2)	2	2	2
Total operating expenses	320	71	73	59	57	48	45	47
Operating (loss) income	(243)	2	-	19	23	36	38	34
Other income (expense), net	13	2	18	35	30	8	26	(53)
Net (loss) income	(230)%	4%	18%	53%	53%	44%	64%	(19)%

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

~ 33 ~

RECENT ACCOUNTING PRONOUNCEMENTS

   In October 2008, the Financial Accounting Standard Board ("FASB") issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and demonstrates how the fair value of a financial asset is determined when the market for the financial assets is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on our Consolidated Financial Statements.

   In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our Consolidated Financial Statements.

   In February 2008, the FASB issued FASB FSP 157-2, The Effective Date of FASB Statement No. 157 ("SFAS 157-2"),  , which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  We do not expect the adoption of SFAS 157-2 to have a material impact on our Consolidated Financial Statements.

   Effective January 1, 2008, we adopted the provisions of SFAS No. 157, Fair Value Measurements ("SFAS 157"), for financial assets and liabilities and any other assets and liabilities carried at fair value.  This pronouncement clarifies the definition of fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material effect on our financial statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of December 31, 2008 and 2007. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Cash and Cash Equivalents, and Short-term Investments

We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held to maturity and carried at amortized cost, which approximates fair value. Our short-term investments’ contractual maturities are between January 2009 and February 2009.  Total realized gains during fiscal years 2008 and 2007 were $1,628,000 and $1,906,000, respectively. Our cash and cash equivalents, and restricted cash consisted of the following as of December 31, 2008 and 2007 (in thousands):

					Classified on Consolidated Balance Sheet as:
	Purchase/	Gross	Gross		Cash and		Restricted	Restricted
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-Term	Cash,	Cash,
	Cost	Gains	Losses	Fair Value	Equivalents	Investment	Current	Non-Current
As of December 31, 2008:
Cash and cash equivalents	$16,776	$-	$-	$16,776	$15,756	$-	$20	$1,000
Money market	37,128	-	-	37,128	37,128	-	-	-
Held-to-maturity securities (Short-term Bonds and Certificates of deposit)	9,004	-	-	9,004	-	9,004	-	-
Total	$62,908	$-	$-	$62,908	$52,884	9,004	$20	$1,000
As of December 31, 2007:
Cash and certificates of deposit	$14,249	$-	$-	$14,249	$13,229	$-	$20	$1,000
Money market	40,744	-	-	40,744	40,744	-	-	-
Total	$54,993	$-	$-	$54,993	$53,973	$-	$20	$1,000

~ 34 ~

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We maintain our cash and cash equivalents and short-term investments with high-quality institutions. Our management performs ongoing credit evaluations of our customers and requires certain of these customers to provide security deposits or letters of credit.

Cash deposits in foreign countries of approximately $14.0 million are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions we use and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

At December 31, 2008, no customer accounted for more than 10% of our accounts receivable balance.  At December 31, 2007, one customer accounted for 20% of our accounts receivable balance. For the years ended December 31, 2008, 2007 and 2006, no customer accounted for 10% or more of our total revenues.

Fair Value of Financial Instruments

        Effective January 1, 2008, we adopted SFAS 157. SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 aim to maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2008 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Gains (Losses)

Cash and cash equivalents (1)	$52,884	$52,884	$-	$-		$-
Short-term investments (2)	9,004	-	9,004	-		-
Total	$61,888	$52,884	$9,004	$-	$
(1) Includes money market funds.
(2) Includes held-to-maturity bonds and certificates of deposit.

Our financial instruments consist of cash equivalents, short-term investments, accounts receivable, and accounts payable. We do not have any derivative financial instruments. We believe the reported carrying amounts of our financial instruments approximates fair value, based upon the short maturity of cash equivalents, accounts receivable and payable, and based on the current rates available to us on short-term investments.

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

 Equity Investments

Our equity investments consist of equity investments in public and non-public companies that are accounted for under either the cost method of accounting or the equity method of accounting. Equity investments are accounted for under the cost method of accounting when we have a minority interest and do not have the ability to exercise significant influence. These investments are classified as available for sale and are carried at fair value when readily determinable market values exist or at cost when such market values do not exist. Adjustments to fair value are recorded as a component of other comprehensive income unless the investments are considered permanently impaired in which case the adjustment is recorded as a component of other income (expense), net in the Consolidated Statement of Operations. Equity investments are accounted for under the equity method of accounting when we have a minority interest and have the ability to exercise significant influence. These investments are classified as available for sale and are carried at cost with periodic adjustments to carrying value for equity in net income (loss) of the equity investee. Such adjustments are recorded as a component of other income, net. Any decline in value of our investments, which is other than a temporary decline, is charged to earnings during the period in which the impairment occurs. These investments were either liquidated or written-off in 2005 and a net gain of $17,000 was recorded. In 2006, we received approximately $426,000 cash related to investments we made in prior years. There was no net gain or loss in 2007.  In 2008, we received approximately $35,000 cash related to investments we made in prior years.  Those investments were accounted for under the lower of cost or market method and were written off in prior years. The gain is reported under "Other Income , net" in the accompanying Consolidated Statements of Operations.

~ 35 ~

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Board of Directors and Stockholders of
BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and its subsidiaries as of December 31, 2008 and 2007, the related statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the three-year period ended December 31, 2008. Our audits also included the financial statement schedule listed in the accompanying index at item 15(a)2. We also have audited BroadVision, Inc.'s internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). BroadVision, Inc.'s management is responsible for these financial statements and financial statement schedule, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and financial statement schedule and an opinion on the Company's internal control over financial reporting based on our integrated audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. as of December 31, 2008 and 2007, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2008 in conformity with U.S. generally accepted accounting principles. In addition, in our opinion, the financial statement schedule listed in the accompanying index at Item 15(a)2 presents fairly, in all material respects, the information set forth therein when read in conjunction with the related consolidated financial statements. Also in our opinion, BroadVision, Inc. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2008, based on criteria established in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

/s/ Odenberg, Ullakko, Muranishi & Co. LLP
San Francisco, California
February 24, 2009

~ 36 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	December 31,
	2008	2007
ASSETS
Current assets:
Cash and cash equivalents	$52,884	$53,973
Short-term investments	9,004	-
Accounts receivable, net of reserves of $366 and $585 as of December 31, 2008 and 2007, respectively	8,167	7,614
Restricted cash	20	20
Prepaids and other	2,585	1,410
Total current assets	72,660	63,017
Property and equipment, net	514	688
Restricted cash, net of current portion	1,000	1,000
Goodwill	-	25,066
Other assets	563	541
Total assets	$74,737	$90,312

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$1,251	$1,359
Accrued expenses	5,415	6,386
Warrant liability	155	4,195
Unearned revenue	5,810	2,857
Deferred maintenance	8,959	7,726
Total current liabilities	21,590	22,523
Other non-current liabilities	2,429	3,024
Total liabilities	24,019	25,547
Commitments and contingencies (Note 7)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,376 and 4,357 shares issued and outstanding as of December 31, 2008 and 2007, respectively	-	-
Additional paid-in capital	1,258,604	1,257,142
Accumulated other comprehensive (loss) income	(483)	16
Accumulated deficit	(1,207,403)	(1,192,393)
Total stockholders' equity	50,718	64,765
Total liabilities and stockholders' equity	$74,737	$90,312

The accompanying notes are an integral part of these Consolidated Financial Statements

~ 37 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2008	2007	2006
Revenues:
Software licenses	$12,137	$21,127	$15,215
Services	23,766	28,891	36,769
Total revenues	35,903	50,018	51,984
Cost of revenues:
Cost of software licenses	26	45	258
Cost of services	8,885	8,961	12,456
Total cost of revenues	8,911	9,006	12,714
Gross profit	26,992	41,012	39,270
Operating expenses:
Research and development	9,183	9,668	10,510
Sales and marketing	7,772	8,131	8,653
General and administrative	6,412	6,293	8,019
Goodwill impairment	25,066	-	-
Restructuring (credits), charges	(26)	649	(3,369)
Total operating expenses	48,407	24,741	23,813
Operating (loss) income	(21,415)	16,271	15,457
Other income:
Interest income, net	1,628	1,906	638
Income (expense) from revaluation of warrants	4,040	(3,147)	(1,333)
Other income, net	1,257	2,175	888
Total other income	6,925	934	193
(Loss) income before income taxes	(14,490)	17,205	15,650
Income taxes (expense) benefit	(520)	73	(634)
Net (loss) income	$(15,010)	$17,278	$15,016
Basic net (loss) income per share	$(3.43)	$4.01	$5.71
Diluted net (loss) income per share	$(3.43)	$3.90	$5.71
Shares used in computing basic net (loss) income per share	4,374	4,310	2,629
Shares used in computing diluted net (loss) income per share	4,374	4,430	2,629

The accompanying notes are an integral part of these Consolidated Financial Statements

~ 38 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)

	Common Stock
				Accumulated			Total
			Additional	Other			Stockholders'
			Paid-in	Comprehensive	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Income (Loss)	Deficit	Income (Loss)	(Deficit)
Balances as of January 1, 2006	1,381	$-	$1,215,259	$93	$(1,225,075)		$(9,723)
Comprehensive income:
Net income	-	-	-	-	15,016	$15,016	15,016
Foreign currency translations	-	-	-	75	-	75	75
Total comprehensive income						$15,091
Exchange of debt to common stock	1,380	-	20,701	-	-		20,701
Stock-based compensation	-	-	950	-	-		950
Issuance of common stock under employee stock purchase plan	37	-	383	-	-		383
Issuance of common stock from rights offering, net of issuance costs	1,455	-	15,826	-	-		15,826
Issuance of common stock from exercise of options	8	-	26	-	-		26
Balances as of December 31, 2006	4,261	-	1,253,145	168	(1,210,059)		43,254
Cumulative-effect adjustments from the adoption of FIN No. 48 (Note 6)	-	-	-	-	388		388
Adjusted Balance as of December 31, 2006	4,261	-	1,253,145	168	(1,209,671)		43,642
Comprehensive income:
Net income	-	-			17,278	$17,278	17,278
Foreign currency translations	-	-		(152)		(152)	(152)
Total comprehensive income						$17,126
Stock-based compensation		-	1,447				1,447
Issuance of common stock from restricted stock awards	1	-	-				-
Issuance of common stock under employee stock purchase plan	46	-	863				863
Issuance of common stock from exercise of warrants	13	-	1,066				1,066
Issuance of common stock from exercise of options	36	-	621				621
Balances as of December 31, 2007	4,357	-	1,257,142	16	(1,192,393)		64,765
Comprehensive loss:
Net loss	-	-			(15,010)	$(15,010)	(15,010)
Foreign currency translations	-	-		(499)		(499)	(499)
Total comprehensive loss						$(15,509)
Stock-based compensation		-	1,130				1,130
Issuance of common stock from restricted stock awards	2	-	-				0
Issuance of common stock under employee stock purchase plan	32	-	586				586
Retirement of fractional shares due to reverse stock split	(20)	-	(325)				(325)
Issuance of common stock from exercise of options	5	-	71				71
Balances as of December 31, 2008	4,376	$-	$1,258,604	$(483)	$(1,207,403)		$50,718

The accompanying notes are an integral part of these Consolidated Financial Statements

~ 39 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Years Ended December 31,
	2008	2007	2006
Cash flows from operating activities:
Net (loss) income	$(15,010)	$17,278	$15,016
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	378	969	1,385
Stock-based compensation charge	1,130	1,447	950
Provision for receivable reserves	72	248	487
Amortization of prepaid royalties	-	7	36
Gain on cost method investments	(35)	-	(426)
(Gain) loss on sale or abandonment of fixed assets	-	(78)	51
Goodwill impairment	25,066	-	-
Restructuring (credit) charge	(26)	649	(3,369)
(Income) expense on revaluation of warrants	(4,040)	3,147	1,333
Changes in operating assets and liabilities:
Accounts receivable	(625)	2,244	2,047
Prepaids and other	(1,175)	(304)	787
Other non-current assets	(61)	(27)	607
Accounts payable and accrued expenses	(937)	(2,828)	(4,272)
Restructuring accrual	(463)	(1,877)	(1,323)
Unearned revenue and deferred maintenance	4,186	(6,278)	3,274
Other non-current liabilities	(248)	(6)	(530)
Net cash provided by operating activities	8,212	14,591	16,053
Cash flows from investing activities:
Purchase of property and equipment	(165)	(517)	(246)
Dividends received from cost method investments	35	-	426
Purchase of short-term investments	(9,004)	-	-
Proceeds from sale of property and equipment	-	82	-
Transfer from restricted cash	-	977	-
Net cash (used for) provided by investing activities	(9,134)	542	180
Cash flows from financing activities:
Proceeds from issuance of common stock, net	657	1,484	409
Retirement of fractional shares due to reverse stock split	(325)	-	-
Proceeds from issuance of common stock from warrant exercise	-	505	-
Repayments of bank line of credit and term debt borrowings	-	-	(389)
Proceeds from rights offering, net	-	-	15,826
Net cash provided by financing activities	332	1,989	15,846
Effect of exchange rates on cash and cash equivalents	(499)	(152)	75
Net (decrease) increase in cash and cash equivalents	(1,089)	16,970	32,154
Cash and cash equivalents, beginning of year	53,973	37,003	4,849
Cash and cash equivalents, end of year	$52,884	$53,973	$37,003
Supplemental cash flows disclosures:
Cash paid for interest	$-	$-	$364
Cash paid for income taxes	$525	$1	$502
Supplemental information of noncash financing and investing activities:
Exchange of convertible debt to common stock	$-	$-	$20,535
Conversion of accrued interest to common stock	$-	$-	$166
Retirement of fully depreciated property and equipment	$494	$13,598	$21,556
Cumulative effect adjustment from the adoption of FIN No.48	$-	$388	$-
Conversion of warrant liability to equity	$-	$561	$-

The accompanying notes are an integral part of these Consolidated Financial Statements

~ 40 ~

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

               On September 9, 2008, we announced that our Board of Directors and requisite stockholders had approved a reverse stock split of our common stock on a one for twenty five ratio, effective October 24, 2008.   Our common stock began trading on a post-split basis at the opening of trading on October 27, 2008.  The accompanying consolidated financial statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. GAAP.

Our common stock began trading on a post-split basis at the opening of trading on October 27, 2008.  Our stock was quoted under the trading symbol "BVIS.OB" on the OTC Bulletin Board from October 27, 2008 to November 7, 2008.  Since November 10, 2008, we have transferred the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Global Market under the trading symbol "BVSN".

 Principles of Consolidation

The accompanying Consolidated Financial Statements include the accounts of our subsidiaries and us. All significant intercompany accounts and transactions have been eliminated in consolidation.

 Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. generally accepted accounting principles requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to receivable reserves, stock-based compensation, investments, impairment assessments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

 Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons using the product or based on the number of CPUs on which the product is installed. Licenses for software for which fees are charged based upon the number of persons using the product include licenses for development use and licenses for use by registered users of the customer's website (deployment use). Licenses for software for which fees are charged on a per-CPU basis differentiate between development and deployment usage. Our revenue recognition policies comply with the provisions of Statement of Position ("SOP") No. 97-2, Software Revenue Recognition ("SOP 97-2"), as amended by SOP No. 98-9, Software Revenue Recognition, With Respect to Certain Transactions ("SOP 98-9"), and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). We apply the separation criteria in Emerging Issues Task Force ("EITF"), Revenue Arrangements with Multiple Deliverables ("EITF 00-21") to determine whether our arrangements with multiple deliverables should be treated as separate units of accounting. EITF 00-21 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element.

Revenues for consulting services are generally recognized as the services are performed. If there is a significant uncertainty about the project completion or receipt of payment for the consulting services, revenue is deferred until the uncertainty is sufficiently resolved. For the "fixed" or "not to exceed" fees contracts, revenues are recognized based on SOP No. 81-1, Accounting for Performance of Construction-Type and Certain Production-Type Contracts ("SOP 81-1").  We estimate the proportional performance on contracts on a basis of utilizing hours incurred to date as a percentage of total estimated hours to complete the project.

Software License Revenue

We license our products through our direct sales force and indirectly through resellers and Application Service Providers ("ASP"). In general, software license revenues are recognized when a non-cancelable license agreement has been signed and the customer acknowledges an unconditional obligation to pay, the software product has been delivered, there are no uncertainties surrounding product acceptance, the fees are fixed and determinable and collection is reasonably assured. Delivery is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer. If collectability is not reasonably assured, revenue is recognized when the fee is collected. Subscription-based license revenues are recognized ratably over the subscription period. We enter into reseller arrangements that typically provide for sublicense fees payable to us based upon a percentage of list prices. We do not grant resellers the right of return.

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

~ 41 ~

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

Our consulting services, which consist of consulting, maintenance and training, are delivered through the BroadVision Global Services ("BVGS") organization. In January 2008, we renamed BVGS to Worldwide E-Business Solution Organization ("WebSo").  In order to support our customers’ expanded needs relating to recently launched products, WebSo involves more internal departments than did the BVGS organization. The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Cash and Cash Equivalents, Restricted Cash, and Short-term Investments

We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current. At December 31, 2008, a letter of credit of $1.0 million secured by an equal amount of restricted cash is available to the landlord securing certain facilities leases as more fully described in Note 7.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheet. Our short-term investments’ contractual maturities are between January 2009 and February 2009.  Total realized gains during fiscal years 2008 and 2007 were $1,628,000 and $1,906,000, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

        Our cash and cash equivalents, restricted cash, and short-term investments consisted of the following as of December 31, 2008 and 2007 (in thousands):

					Classified on Consolidated Balance Sheet as:
	Purchase/	Gross	Gross		Cash and		Restricted	Restricted
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-Term	Cash,	Cash,
	Cost	Gains	Losses	Fair Value	Equivalents	Investment	Current	Non-Current
As of December 31, 2008:
Cash and cash equivalents	$16,776	$-	$-	$16,776	$15,756	$-	$20	$1,000
Money market	37,128	-	-	37,128	37,128	-	-	-
Held-to-maturity securities (Short-term Bonds and Certificates of deposit)	9,004	-	-	9,004	-	9,004	-	-
Total	$62,908	$-	$-	$62,908	$52,884	9,004	$20	$1,000
As of December 31, 2007:
Cash and certificates of deposit	$14,249	$-	$-	$14,249	$13,229	$-	$20	$1,000
Money market	40,744	-	-	40,744	40,744	-	-	-
Total	$54,993	$-	$-	$54,993	$53,973	$-	$20	$1,000

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

~ 42 ~

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense, amounted to $76,000, $146,000 and $33,000 in 2008, 2007 and 2006, respectively.

 Prepaid Royalties

Prepaid royalties relating to purchased software to be incorporated and sold with our software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Receivable Reserves

        Occasionally, our customers experience financial difficulty after we record the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the three-year period ended December 31, 2008, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We maintain our cash and cash equivalents and short-term investments with high-quality institutions. Our management performs ongoing credit evaluations of our customers and requires certain of these customers to provide security deposits or letters of credit.

Cash deposits in foreign countries of approximately $14.0 million and $14.2 million on December 31, 2008 and 2007, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

As of December 31, 2008, no customer accounted for more than 10% of our accounts receivable balance.  At December 31, 2007, one customer accounted for 20% of our accounts receivable balance. For the years ended December 31, 2008, 2007 and 2006, no customer accounted for 10% or more of our total revenues.

 Restructuring

Through December 31, 2008, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) lease termination costs and/or costs associated with permanently vacating and sub-leasing our facilities; (2) other incremental costs incurred as a direct result of the restructuring plan; (3) impairment costs related to certain long-lived assets abandoned, and (4) severance and benefits termination costs related to the reduction of our workforce. We account for each of these costs in accordance with SAB 100, Restructuring and Impairment Charges.

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

~ 43 ~

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

Valuation of Long-Lived Assets

We adopted SFAS No. 142, Goodwill and Other Intangible Assets ("SFAS 142"), on January 1, 2002. Pursuant to SFAS 142, we are required to test our goodwill for impairment upon adoption and annually or more often if events or changes in circumstances indicate that our goodwill might be impaired. SFAS No. 142 provides for a two-step approach in determining whether, and by how much, goodwill has been impaired. The first step requires a comparison of our fair value to our net book value. If the fair value is greater, then no impairment is deemed to have occurred. If the fair value is less, then the second step must be completed to determine the amount, if any, of actual impairment (Note 3).

During the fourth quarter ended December 31, 2008, we recognized a goodwill impairment charge of $25.1 million, which represents a full write-off of our remaining goodwill balance in accordance with the requirements of SFAS 142. As of December 31, 2008, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to  our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1, which showed impairment indicators of our goodwill balance, we completed Step 2 and recognized an impairment charge of $25.1 million in the quarter ended December 31, 2008.

The impairment charge was recorded as a component of operating expenses in our Consolidated Statements of Operations and was determined by comparing the implied fair value of the goodwill, with its carrying amount on the balance sheet. The decline in our fair value is attributed to continued competition and a decline in the revenues of current generation products due to weaker market conditions and the ongoing transition to next-generation software platforms.  In addition, our stock price has been affected by the general deterioration in the capital markets caused by the ongoing financial crisis.  Our fair value was determined using a weighted average of a discounted cash flows method as well as a market valuation method.

Fair Value of Financial Instruments

        Effective January 1, 2008, we adopted SFAS 157, Fair Value Measurements ("SFAS 157"). SFAS 157 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

•	Level 1 – Quoted prices in active markets for identical assets or liabilities.
•
Level 2 – Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•	Level 3 — Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2008 (in thousands) were as follows:

	Fair Value Measurements at Reporting Date Using

	Balance at December 31, 2008	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Gains (Losses)
Cash and cash equivalents (1)	$52,884	$52,884	$-	$-	$-
Short-term investments (2)	9,004	-	9,004	-	-
Total	$61,888	$52,884	$9,004	$-	$-
(1) Includes money market funds.
(2) Includes held-to-maturity bonds and certificates of deposit.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 44 ~

Employee Stock Benefit Plans

2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"), under which 140,000 shares of common stock are reserved for issuance. Our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. Under the Equity Plan, the Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by us at the original purchase price of the stock upon termination of employment. Our right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the years ended December 31, 2008, 2007, and 2006, no shares were repurchased since no options were exercised prior to vesting. We may grant options from plans not approved by security holders. The "2000 Non-Officer Plan" is our only plan that has not been approved by our stockholders.  In addition, we have granted options outside of the plans, pursuant to arrangements that have not been approved by our stockholders.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 240,000 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2008, we had 40,549 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

            Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase. The Board of Directors has authorized sequential one-year offerings beginning on July 1 of each year and extending until June 30 of the following year.  Commencing on the first day of the fiscal year that begins on January 1, 2004 and ending on (and including) the first day of the fiscal year that begins on January 1, 2014 (each such day, a "Calculation Date"), our Purchase Plan's reserved shares can be increased by a number equal to the lesser of (i) one and one-half percent (1.5%) of the shares of Common Stock outstanding on each such Calculation Date (rounded down to the nearest whole share); or (ii) thirty two thousand (32,000) shares of Common Stock.

As of December 31, 2008, we had 78,932 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Upon adoption of SFAS No. 123 (revised 2004), Share-Based Payment ("SFAS 123R") (effective January 1, 2006), we began recording stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Operations.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of SFAS 123R, using the modified-prospective transition method. Under the fair value recognition provisions of SFAS 123R, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of SFAS 123R requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. In January 2005, the SEC issued SAB No. 107, Share-Based Payment ("SAB 107"), which provides supplemental implementation guidance for SFAS 123R. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the year ended December 31, 2008, 2007 and 2006 are as the following:

	Years Ended December 31,
	2008	2007	2006
Cost of services	$163,681	$266,735	$160,428
Research and development	311,564	567,041	381,664
Sales and marketing	309,323	319,145	229,906
General and administrative	345,095	294,166	178,150
	$1,129,663	$1,447,087	$950,148

~ 45 ~

For our reverse stock split effected in October 2008, we were not required to recognize any incremental compensation cost for this equity restructuring.  Based on FAS 123(R), if an award is adjusted based on an existing antidilution provision that requires adjustment in the event of an equity restructuring, and is properly structured to preserve the value of the awards upon completion of the equity restructuring, incremental fair value generally should not result from the modification.  Our equity restructuring did not result in any additional compensation expense related to our equity awards under SFAS 123R.

On November 10, 2005, the FASB issued FASB Staff Position No. FAS 123R-3 "Transition Election Related to Accounting for Tax Effects of Share-Based Payment Awards" ("FSP 123R-3"). We adopted the alternative transition method provided in this FASB Staff Position for calculating the tax effects of stock-based compensation pursuant to SFAS 123R in the fourth quarter of fiscal 2006. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool (APIC pool) related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of SFAS 123R. The adoption did not have a material impact on our consolidated results of operations and financial condition.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on the assumptions noted in the following table below. The expected term of options represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided for in SAB 107, as amended by SAB No. 110, Share-Based Payment.  Because we do not have sufficient historical exercise data, we used the simplified method for estimating the stock option expected term.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of our stock over the expected life of the option.  The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. During the years ended December 31, 2008, 2007 and 2006, we used forfeiture rates of 12%, 9% and 11%, respectively, based on an analysis of historical data as we reasonably approximate the currently anticipated rate of forfeiture for granted and outstanding options that have not vested.

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2008, 2007 and 2006:

	Years Ended December 31,
	2008		2007		2006
Weighted average expected volatility	90%		96%		84%
Expected dividends	-%		-%		-%
Expected term (in years)	6	year	6	year	6	year
Risk free interest rate	3%		4%		5%
Forfeiture rate	12%		9%		11%

        The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2008		2007		2006
Expected volatility	81%		90%		107%
Weighted average volatility	67%		89%		106%
Risk-free interest rate	2%		5%		5%
Expected life (in years)	1	year	1	year	1	year
Expected dividend yield	-%		-%		-%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2008, 2007, and 2006, was $8.8, $19.5, and $5.5, respectively.

In anticipation of the reporting requirements under SFAS 123R, our Board of Directors on November 29, 2005 unanimously approved accelerating the vesting of the following out-of-the-money, unvested stock options held by current employees, including executive officers, and members of the Board of Directors. The acceleration applied only to those options with an exercise price of $28.25 per share or higher. The closing market price of our common stock on November 28, 2005, the last full trading day before the date of the acceleration, was $18.00 per share.

	Aggregate
	Number of
	Common Shares
	Issuable Under	Weighted Average
	Accelerated Stock	Exercise Price
	Options	per Share
Total Non-Employee Directors	4,887	$74.50
Total Named Executive Officers	15,675	71.75
Total Directors and Named Executive Officers	20,562	72.25
Total All Other Employees	24,428	74.25
Total	44,990	73.50

The decision to accelerate vesting of these options was made to avoid recognizing compensation cost in our statements of operations as required under the provisions of SFAS 123R, which was effective as of January 1, 2006.

~ 46 ~

Earnings Per Share Information

We effected a one-for-twenty-five reverse stock split of our common stock, effective October 24, 2008.   Our common stock began trading on a post-split basis at the opening of trading on October 27, 2008.  The accompanying Consolidated Financial Statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. GAAP.

Basic (loss) income per share is computed using the weighted-average number of shares of common stock outstanding, less shares subject to repurchase. Diluted (loss) income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method. The following table sets forth the basic and diluted net (loss) income per share computational data for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2008	2007	2006
Net (loss) income	$(15,010)	$17,278	$15,016
Weighted-average common shares outstanding used to compute basic (loss) income per share	4,374	4,310	2,629
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	120	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted (loss) income per share	4,374	4,430	2,629
Basic (loss) income per share	$(3.43)	$4.01	$5.71
Diluted (loss) income per share	$(3.43)	$3.90	$5.71

In the years ended December 31, 2008,  2007, and 2006, there were 467,215, 180,097, and 476,640 common shares, respectively, issuable upon the exercise of stock options and warrants excluded from the above earnings per share calculations as their effect was anti-dilutive.

Foreign Currency Transactions

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense) in the Consolidated Statements of Operations.  During 2008 and 2006, we determined that one of our foreign subsidiaries' operations had substantially ceased and was effectively liquidated, and as a result, we wrote off $87,000 and $51,000, respectively, of related cumulative translation adjustments which were recorded as charges to other income, net in the accompanying Consolidated Statements of Operations.  For the years ended December 31, 2008, 2007, and 2006, translation (loss) gain was ($499,000), ($152,000), and $75,000, respectively, and is included in the Comprehensive income (loss) account in the Consolidated Statement of Stockholder's Equity.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive income (loss), which may consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders' Equity (Deficit). Total accumulated other comprehensive income (loss) is displayed as a separate component of Consolidated Statement of Stockholder's Equity (Deficit) in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive income (loss) , consisting primarily of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Income (Loss)
Balance, December 31, 2005	$93
Net change during the year	75
Balance, December 31, 2006	168
Net change during the year	(152)
Balance, December 31, 2007	16
Net change during the year	(499)
Balance, December 31, 2008	$(483)

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

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

~ 47 ~

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

Recent Accounting Pronouncements

In October 2008, the FASB issued FASB Staff Position FAS 157-3, Determining the Fair Value of a Financial Asset When the Market for That Asset Is Not Active ("FSP 157-3"). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active, and demonstrates how the fair value of a financial asset is determined when the market for the financial assets is inactive.  FSP 157-3 was effective upon issuance, including prior periods for which financial statements had not been issued.  The implementation of this standard did not have an impact on our Consolidated Financial Statements.

In May 2008, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). SFAS 162 defines the order in which accounting principles that are generally accepted should be followed. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. We do not expect the adoption of SFAS 162 to have a material impact on our Consolidated Financial Statements.

In February 2008, the FASB issued FASB FSP 157-2, The Effective Date of FASB Statement No. 157 ("SFAS 157-2"), which delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually), until fiscal years beginning after November 15, 2008 and interim periods within those fiscal years. These nonfinancial items include assets and liabilities such as reporting units measured at fair value in a goodwill impairment test and nonfinancial assets acquired and liabilities assumed in a business combination.  We do not expect the adoption of SFAS 157-2 to have a material impact on our Consolidated Financial Statements.

Effective January 1, 2008, we adopted the provisions of SFAS No. 157  for financial assets and liabilities and any other assets and liabilities carried at fair value.  This pronouncement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. In February 2008, the FASB agreed to a one-year deferral for the implementation of SFAS 157 for other non-financial assets and liabilities. Our adoption of SFAS 157 did not have a material effect on our Consolidated Financial Statements for financial assets and liabilities and any other assets and liabilities carried at fair value.

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

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2008	2007
Furniture and fixtures	$522	$654
Computer and software	4,996	5,359
Leasehold improvements	1,277	1,296
	6,795	7,309
Less accumulated depreciation and amortization	(6,281)	(6,621)
Total property and equipment, net	$514	$688

Depreciation and amortization expense for the years ended December 31, 2008, 2007, and 2006 was $0.4 million, $1.0 million, and $1.4 million, respectively. In 2008, we retired $495,000 in property and equipment and wrote off $495,000 in accumulated related depreciation.  In 2007, we retired $13.6 million in property and equipment and wrote off $13.6 million in accumulated related depreciation. In 2007, we received $82,000 in proceeds from the sale of fixed assets and recorded a gain on sale or abandonment of property and equipment of $78,000.  In 2006, we retired $21.6 million in property and equipment and wrote off $21.5 million in accumulated related depreciation.

~ 48 ~

Note 3---Goodwill

         Goodwill is tested for impairment in the event of an impairment indicator or, in the absence of any impairment indicators, at least annually.  As of December 31, 2007 and 2006, we performed a goodwill impairment analysis under the Step 1 provision of SFAS142. Because our fair value was determined to be greater than our book value, Step 2 under SFAS 142 was not required, and therefore no impairment was necessary at December 31, 2007 and 2006.

 In the quarter ended December 31, 2008, we recognized a goodwill impairment charge of $25.1 million, which represents a full write-off of our remaining goodwill balance in accordance with the requirements SFAS 142. As of December 31, 2008, we performed Step 1 under the provisions of SFAS 142 by determining that we have a single reporting unit and then comparing our net book value to our market capitalization based upon the quoted market price of our stock. Based upon the results of Step 1, which showed impairment indicators of our goodwill balance, we completed Step 2 and recognized an impairment charge of $25.1 million in the quarter ended December 31, 2008.

The impairment charge was recorded as a component of operating expenses in our Consolidated Statements of Operations and was determined by comparing the implied fair value of the goodwill with its carrying amount on the balance sheet. The decline in our fair value is attributed to continued competition and a decline in the revenues of current generation products due to weaker market conditions and the ongoing transition to next-generation software platforms. In addition, our stock price has been affected by the general deterioration in the capital markets caused by the ongoing financial crisis.   Our fair value was determined using a weighted average of a discounted cash flows method as well as a market valuation method.

The process of evaluating the potential impairment of goodwill is highly subjective and requires significant judgment. In estimating the fair value, we made estimates and judgments about future revenues and cash flows. Our forecasts were based on assumptions that are consistent with the plans and estimates we are using to manage the business.

        From 2000 through 2008, we have amortized and written off the entire $767.0 million goodwill incurred as a result of a statutory merger involving a stock-for-stock exchange with another company.

Note 4---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2008	2007
Employee benefits	$1,041	$1,076
Commissions and bonuses	667	656
Sales and other taxes	792	1,245
Income tax and tax contingency reserves	301	427
Restructuring	426	439
Customer advances	283	288
Royalty	1,376	1,376
Other	529	879
Total accrued expenses	$5,415	$6,386

Note 5---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2008	2007
Restructuring	$419	$895
Deferred maintenance and unearned revenue	1,326	1,481
Other	684	648
Total other non-current liabilities	$2,429	$3,024

~ 49 ~

Note 6---Income Taxes

The components of (expense) benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Current:
Federal	$(30)	$440	$(350)
State	(94)	(61)	(75)
Foreign	(396)	(306)	(209)
Total current	(520)	73	(634)
Deferred:
Federal	-	-	-
State	-	-	-
Total deferred	-	-	-
Income tax (expense) benefit	$(520)	$73	$(634)

The differences between the (expense) benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense) benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Expected income tax (expense) benefit	$5,072	$(6,022)	$(5,744)
Expected state income taxes expense, net of federal tax benefit	(95)	(39)	(49)
Research and development credit	172	89	-
Foreign taxes and foreign loss not benefited	(848)	(894)	(793)
Change in valuation allowance	1,390	7,116	5,941
Stock based compensation and warrants revaluation	1,406	(1,039)	(91)
True-ups	883	261	-
Goodwill impairment	(8,773)	-	-
Reserve release	-	424	-
Tax credits and other permanent items	67	199	114
Unrealized Gain/Loss	206	-	-
Others	-	(22)	(12)
Income tax (expense) benefit	$(520)	$73	$(634)

The individual components of our deferred tax assets are as follows (in thousands):

	December 31,
	2008	2007
Deferred tax assets:
Depreciation and amortization	$1,768	$2,111
Accrued, allowance and others	8,754	2,967
Capitalized research and development	808	1,846
Net operating losses	202,773	206,477
Tax credits	7,510	6,547
Unrealized losses on marketable securities	1,482	1,589
Total deferred tax assets	223,095	221,537
Less: valuation allowance	(223,095)	(221,537)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2008 and 2007, due to the uncertainty regarding their future realization. The total valuation allowance increased $1,558,000 from December 31, 2007 to December 31, 2008 and decreased $14,457,000 from December 31, 2006 to December 31, 2007, respectively, due primarily to utilization of net operating loss carryovers as well as increase in accruals and allowances. As of December 31, 2008, we had federal and state net operating loss ("NOL") carryforwards of approximately $543,803,000 and $158,242,000, net of Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock based compensation for which a benefit would be recorded in additional paid-in capital when realized of $1,799,000 and $1,447,000 respectively. In addition, we had federal and state research and development credit carryforwards of approximately $4,456,000 and $3,176,000 as of December 31, 2008, respectively, available to offset future tax liabilities.  We had federal and state research and development credit carryforwards of approximately $4,290,000 and $2,854,000 as of December 31, 2007, respectively, available to offset future tax liabilities.  Our federal net operating loss and tax credit carryforwards expire in the tax years 2011 through 2025, if not utilized. The state net operating loss carryforwards expire in the tax years 2014 through 2017. The state research and development credits can be carried forward indefinitely.

~ 50 ~

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on an IRC Section 382 study completed in February 2007, we determined that there were ownership changes during the year 1998. Consequently, a portion of our tax carryforwards will expire before they can be fully utilized. Therefore, in 2007, we reduced our reported available federal NOL carryforwards by approximately $5.3 million. Based on an updated study completed in January 2009, we determined that there were no additional ownership changes through December 2008.

        Effective January 1, 2007, we adopted Financial Accounting Standards Interpretation, or FIN No.48, Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109 ("FIN No. 48"). Fin No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of uncertain tax positions taken or expected to be taken in our income tax return, and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 utilizes a two-step approach for evaluating uncertain tax positions accounted for in accordance with SFAS No. 109, Accounting for Income Taxes ("SFAS No. 109"). Step one, Recognition, requires us to determine if the weight of available evidence indicates that a tax position is more likely than not to be sustained upon audit, including resolution of related appeals or litigation processes, if any. Step two, Measurement, is based on the largest amount of benefit, which is more likely than not to be realized on ultimate settlement. The cumulative effect of adopting FIN No. 48 on January 1, 2007 is recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Upon adoption of FIN No. 48, our policy to include interest and penalties related to unrecognized tax benefits within our provision for (benefit from) income taxes did not change.

Our total amount of unrecognized tax benefits as of December 31, 2007 and December 31, 2008 were $1,860,000 and $2,237,000, respectively. Also, our total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate were $160,000 and $329,000 as of December 31, 2007 and 2008, respectively.

The tax years 1993 to 2008 remain open in several jurisdictions, none of which have individual significance in our opinion.

Balance at January 1, 2007	$2,248,000
Reductions for tax positions of prior years	(388,000)
Balance at December 31, 2007	$1,860,000
Additions based on tax positions related to the current year	291,000
Additions for tax positions of prior years	86,000
Balance at December 31, 2008	$2,237,000

Note 7---Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2008 and December 31, 2007.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of December 31, 2008 and 2007, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either December 31, 2008 or December 31, 2007. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

 Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2012. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

~ 51 ~

        A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Operating
Leases
Years Ending December 31,
2009	$2.2
2010	1.6
2011	1.2
2012	0.6
2013 and thereafter	-
Total minimum lease payments	$5.6

These future minimum lease payments exclude approximately $2.3 million of sublease income to be received under non-cancelable sublease agreements. As of December 31, 2008, we have accrued $0.8 million of estimated future facilities costs as a restructuring accrual.

Rent expense for the years ended December 31, 2008, 2007 and 2006 was $1,605,000, $1,598,000, and $2,315,000, respectively.

 Standby Letter of Credit Commitments

Commitments totaling $1.0 million as of December 31, 2008, and as of December 31, 2007, in the form of standby letters of credit, were issued on our behalf from financial institutions, in favor of our various landlords to secure obligations under our facility leases.

 Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 8---Restructuring

    The following table summarizes the restructuring accrual activity recorded during the three-years ended December 31, 2008 (in thousands):

	Severance	Facilities/
	and	Excess
	Benefits	Assets	Total
Accrual balances, December 31, 2005	$416	$6,839	$7,255
Restructuring charges (credits)	348	(3,717)	(3,369)
Cash payments	(417)	(907)	(1,324)
Accrual balances, December 31, 2006	347	2,215	2,562
Restructuring (credits), charges	(347)	996	649
Cash payments	-	(1,877)	(1,877)
Accrual balances, December 31, 2007	-	1,334	1,334
Restructuring charges (credits)	-	(26)	(26)
Cash payments	-	(463)	(463)
Accrual balances, December 31, 2008	$-	$845	$845

The severance and benefits accrual for each period includes severance, payroll taxes and COBRA benefits related to restructuring plans implemented prior to the balance sheet date. The facilities/excess assets accrual for each period includes future minimum lease payments, fees and expenses, net of estimated sublease income and planned company occupancy, and related leasehold improvement amounts payable subsequent to the balance sheet date for which the provisions of EITF 94-3 or SFAS 146, as applicable, were satisfied. See further discussion below. In determining estimated future sublease income, the following factors were considered, among others: opinions of independent real estate experts, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facilities.

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

~ 52 ~

The nature of the charges and credits in 2008 were as follows:

●	Severance and benefits -- In 2008, we did not incur any severance and benefits expense.

●	Facilities/excess assets -- During 2008, we recorded a facilities-related restructuring credit of $26,000 due to an excess of subleases income.

The nature of the charges and credits in 2007 were as follows:

●	Severance and benefits -- In 2007, we have reversed severance accruals due to the expiration of the relevant statute of limitations. This resulted into a reversal of the related accrual of $347,000.

●
Facilities/excess assets -- During 2007, one of the leases located in Redwood City, California expired. We incurred an asset retirement obligation of $40,000 before returning the property to the landlord.  This amount was included in the restructuring charge of $996,000.

The nature of the charges and credits in 2006 were as follows:

●
Severance and benefits -- During the year ended December 31, 2006, we recorded $348,000 in severance charges related to the approved Work Reduction Plan. Due to European labor law we were not able to recognize severance charges for three employees until 2006.

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

As of December 31, 2008, we have remaining lease obligation of approximately $5.6 million.  As a component of the settlement of one of the previous leases, we have a residual lease obligation beginning in 2007 of approximately $9.0 million. We would have made an additional cash payment of $4.5 million had we exercised an option to terminate this residual real estate obligation prior to the commencement of the lease term (January 2007). This option to terminate the residual lease obligation is accounted for in accordance with SFAS 146 and is a part of the restructuring credit of $24.6 million recorded in fiscal 2004. As discussed above, in the third quarter of 2006, we did not exercise the $4.5 million option to buy out the residual lease obligation, and the buy-out option expired. In connection with one of the buyout transactions, we issued to the landlord a five-year warrant to purchase approximately 28,000 shares of our common stock at an exercise price of $125.00 per share, exercisable beginning in August 2005. See Note 9.

As of December 31, 2008, the total restructuring accrual of $0.8 million consisted of the following (in millions):

		Non-
	Current	Current	Total
Excess facilities	$0.4	$0.4	$0.8

We no longer have excess facilities related to restructured or abandoned leased space.

The following table summarizes the activity related to the restructuring plans initiated after January 1, 2003, and accounted for in accordance with FAS 146 (in thousands):

		Amounts	Amounts
		Charged to	Reversed to
	Accrued	Restructuring	Restructuring	Amounts	Accrued
	Restructuring	Costs and	Costs and	Paid or	Restructuring
	Costs, Beginning	Other	Other	Written Off	Costs, Ending
Year Ended December 31, 2008:
Lease cancellations and commitments	$8	$24	$33	$-	$65

Year Ended December 31, 2007:
Lease cancellations and commitments	$77	$126	$-	$(195)	$8

Year Ended December 31, 2006:					8
Lease cancellations and commitments	$4,188	$389	$(4,500)	$-	$77
Termination payments to employees and related costs	105	348	-	(453)	-
	$4,293	$737	$(4,500)	$(453)	$77

The following table summarizes the activity related to the restructuring plans initiated prior to January 1, 2003, and accounted for in accordance with EITF 94-3 (in thousands):

		Amounts	Amounts
	Accrued	Charged to	Reversed to	Amounts
	Restructuring	Restructuring	Restructuring	Paid or	Accrued
	Costs,	Costs and	Costs and	Written	Restructuring
	Beginning	Other	Other	Off	Costs, Ending
Year Ended December 31, 2008:
Lease cancellations and commitments	$1,326	$(51)	$-	$(495)	$780

Year Ended December 31, 2007:
Lease cancellations and commitments	$2,138	$870	$-	$(1,682)	$1,326
Termination payments to employees and related costs	347	-	(347)	-	-
	$2,485	$870	$(347)	$(1,682)	$1,326
Year Ended December 31, 2006:
Lease cancellations and commitments	$2,651	$394	$-	$(907)	$2,138
Termination payments to employees and related costs	311	-	-	36	347
	$2,962	$394	-	$(871)	$2,485

~ 53 ~

Note 9---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2008, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

In November 2004, we entered into a definitive agreement for the private placement of the $16.0 million in aggregate principal amount of senior subordinated secured convertible notes (the "Notes") that were convertible, at the holders' option, into common stock at a conversion price of $69 per share. The Notes bore interest at a rate of six percent per annum, and we were originally obligated to repay the principal amount of the initial $16.0 million of notes in 15 equal monthly installments of $1.1 million beginning in June 2005. In November 2005, Dr. Pehong Chen, our Chief Executive Officer and largest stockholder, acquired all Notes then outstanding. Including interest, the Notes represented $15.5 million in debt obligations as of December 15, 2005. In order to relieve us from the liquidity challenges presented by the Notes, Dr. Chen agreed to cancel all amounts owed under the Notes in exchange for 1,380,000 shares of BroadVision common stock, at an effective price per share of $11.25, a 25% discount to the December 20, 2005 closing price of BroadVision common stock, and $180,000 in cash that represented the portion of the accrued interest on the Notes that was not paid in stock. That exchange was completed in March 2006 and was reported as an increase in additional paid-in capital of approximately $20.7 million.

In February 2006, we announced a subscription rights offering to existing stockholders to sell a total of 7 million shares, or 147.5 shares for each share of BroadVision common stock held as of the record date of December 20, 2005, at an effective price per share of $11.25. The primary purpose of the rights offering was to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the conversion price afforded to Dr. Chen in the Notes conversion. Dr. Chen waived any right to participate in the rights offering.

Our rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase approximately 1.4 million shares, resulting in $15.8 million in net proceeds for us.  Then we reduced our total number of authorized shares of common stock from 80,000,000 to 11,200,000 in February 2007. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.

We effected a one-for-twenty-five reverse split of our common stock on October 24, 2008  Our common stock began trading on a post-split basis at the opening of trading on October 27, 2008.  The accompanying consolidated financial statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. GAAP.  We paid cash in lieu of issuing fractional shares, based upon the closing sales price of our stock as reported on the OTC Bulletin Board on October 24, 2008.

As of December 31, 2008, we had reserved 233,495 common shares for future issuance upon the exercise of stock options and warrants.

Our CEO has options to purchase 68,175 shares of common stock at a weighted average exercise price of $965 per share. The table below is a summary of shares granted through December 31, 2008:

				Vesting
	Options	Options		Period
Date Granted	Granted	Price	Vested	(Months)
6/23/1999	19,999	$1,500.00	19,999	60
5/25/2001	20,000	1,662.75	20,000	48
11/27/2001	177	875.25	177	24
2/19/2002	2,222	465.75	2,222	48
10/30/2002	25,777	54.00	25,777	48
Totals	68,175		68,175

~ 54 ~

Activity in the Equity Plan is as follows:

	Years Ended December 31,
	2008				2007		2006
		Weighted-	Weighted-	Aggregate		Weighted-		Weighted-
		Average	Average	Intrinsic		Average		Average
	Options	Exercise	Remaining	Value	Options	Exercise	Options	Exercise
	(000's)	Price	Contractual term		(000's)	Price	(000's)	Price
Outstanding at beginning of period	233	$353.54			249	$336.39	147	$596.70
Granted	98	29.32			24	42.47	155	14.66
Exercised	(4)	15.18			(32)	14.89	(2)	14.14
Forfeited	(7)	29.74			(5)	17.50	(12)	14.18
Expired	(9)	214.16			(3)	660.88	(39)	158.42
Outstanding at end of period	311	$267.51	6.55	-	233	353.54	249	336.39
Options exercisable at end of period	226	$357.50	5.55	-	193	$421.66	156	$528.80
Option vested and expected to vest at end of period	303	$273.82	6.48	-	231	$357.37	243	$344.40
Weighted-average fair value of options granted during the period		$22.00				$33.32		$10.80
Aggregate Intrinsic Value:
Options exercised		$60,459				$1,303,673		$5,529
Options exercisable		-				$2,616,812		$248,688

We granted 933 shares of restricted stock to the non-employee members of our Board of Directors in June 2007, and recorded a stock-based compensation expense of $28,541.  We granted 2,018 shares of restricted stock to the non-employee members of our Board of Directors in June 2008, and recorded a stock-based compensation expense of $51,950.  These 2,018 shares of restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders held in June 2008, with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the June 2008 annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

The following table summarizes stock options outstanding under the Equity Plan as of December 31, 2008:

				Outstanding
				Weighted-
				Average
				Remaining	Weighted	Exercisable	Weighted
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			(000's)	Life in Years	Price	(000's)	Price
$14.25	-	$14.25	90	7.17	$14.25	90	$14.25
15.75	-	28.25	24	8.27	22.24	14	21.93
29.25	-	29.25	83	9.29	29.25	17	29.25
33.50	-	54.00	42	5.08	49.98	36	50.59
55.25	-	1,500.01	50	3.18	777.47	46	843.12
1,662.75	-	3,809.39	22	2.39	1,681.09	22	1,681.09
			311	6.55	$267.51	225	$357.50

~ 55 ~

We grant options outside of our Equity Plan (2000 Non-Officer Plan and Non-Plan Grants). The terms of these options are generally identical to those granted under our Equity Plan. A summary of options granted outside of the plan is presented below:

	Years Ended December 31,
	2008				2007		2006
		Weighted-	Weighted	Aggregate		Weighted-		Weighted-
		Average	Average	Intrinsic		Average		Average
	Options	Exercise	Remaining	Value	Options	Exercise	Options	Exercise
	(000's)	Price	Contractual Term		(000's)	Price	(000's)	Price
Outstanding at beginning of period	25	$274.42			30	$241.58	23	$416.27
Granted	26	26.71			-	-	17	13.13
Exercised	(1)	14.25			(5)	31.57	-	-
Forfeited	(5)	29.25			-	-	(3)	14.25
Expired	(1)	860.35			-	470.30	(6)	393.26
Outstanding at end of period	44	150.61	7.30	-	25	$274.42	31	235.06
Options exercisable at end of period	28	$224.01	6.07	-	23	$300.98	19	$367.50
Option vested and expected to vest at end of period	43	$155.80	7.21	-	25	$274.84	31	$240.08
Weighted-average fair value of options granted during the period		$20.14				$-		$0.65
Aggregate Intrinsic Value:
Options exercised		$3,420				$150,998		$-
Options exercisable		-				$380,744		$14,175

The following table summarizes stock options, granted outside the Equity Plan (2000 Non-Officer Plan and non-plan grants), outstanding as of December 31, 2008:

				Outstanding
				Weighted-
				Average
				Remaining	Weighted	Exercisable	Weighted
			Options	Contractual	Exercise	Options	Exercise
Range of Exercise Prices			(000's)	Life in Years	Price	(000's)	Price
$11.38	-	$11.38	6	7.39	$11.38	6	$11.38
12.00	-	12.75	6	9.07	12.61	2	12.25
14.25	-	14.25	4	7.17	14.25	4	14.25
29.25	-	29.25	17	9.29	29.25	5	29.25
37.50	-	37.50	8	3.81	37.50	8	37.50
52.50	-	1,500.01	3	3.66	437.89	3	437.89
			44	7.30	$150.61	28	$224.01

As of December 31, 2008, total unrecognized compensation cost related to unvested stock options was $2,494,918, which is expected to be recognized over the remaining weighted-average vesting periods of 1.1 year. During the year ended December 31, 2008 and 2007, we have received cash of $657,000 and $1,484,000, respectively from the exercise of stock options and employee stock purchases.

~ 56 ~

 Warrants

Effective January 1, 2007, we adopted Financial Accounting Standards Board ("FASB") Staff Position No. EITF 00-19-2, Accounting for Registration Payment Arrangements ("FSP"). This FSP addresses how to account for registration payment arrangements and clarifies that a financial instrument subject to a registration payment arrangement should be accounted for in accordance with other generally accepted accounting principles ("GAAP") without regard to the contingent obligation to transfer consideration pursuant to the registration payment arrangement. This accounting pronouncement further clarifies that a liability for liquidated damages resulting from registration payment obligations should be recorded in accordance with SFAS No. 5, Accounting for Contingencies ("SFAS No. 5"), when the payment of liquidated damages becomes probable and can be reasonably estimated. We do not believe that we have any SFAS No. 5 contingencies as of December 31, 2008 relating to our registration payment arrangements, nor do we believe that there is a material impact on our Consolidated Financial Statements as a result of implementing this FSP.

As of December 31, 2008, the following warrants to purchase our common stock were outstanding (dollars in thousands, except shares and per share data):

	Shares at			Fair Value at
	December 31,		Price per	December 31,
Description	2008	2007	Share	2008	2007
Issued to landlord in real estate buyout transaction in August 2004	28,000	28,000	$125.00	$1	$167
Issued to convertible debenture investors in November 2004	154,631	154,631	37.00	154	4,028
Others issued in connection with revenue transactions in 1997 and 2000	-	25	Various	-	-
Total	182,631	182,656		$155	$4,195

The warrant issued in connection with the real estate transaction has a term of five years, and is exercisable beginning in August 2005. The warrant issued in connection with the convertible debentures also has a term of five years and is exercisable beginning in May 2005. Under an anti-dilution provision of the debt warrants and as triggered by the debt to equity exchange of the Notes and the rights offering (Note 9), the debt warrant was reissued in March 2006 and November 2006, respectively.  All our outstanding warrants have been retroactively restated to give effect to our reverse stock-split transaction effective October 2008.

In accordance with EITF 00-19, Accounting for Derivative Financial Instruments Indexed to, and Potentially Settled in, a Company's Own Stock, the warrants have been included as a short-term liability and were originally valued at fair value on the date of issuance. During year 2008, we recorded credits related to the change in the fair value of warrants of approximately $4.0 million.  During year 2007, we recorded charges related to the change in fair value of the warrants of approximately $3.1 million. During year 2007, certain convertible debenture investors exercised 13,640 warrants to purchase an equivalent number of Company common shares for total cash proceeds of $505,000.  During year 2006, we recorded charges related to the change in fair value of the warrants of approximately $1.3 million.

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by us. We made no contributions during the three years ended December 31, 2008.

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

	Years Ended December 31,
	2008	2007	2006
Software licenses	$12,137	$21,127	$15,215
Services	6,051	6,204	12,099
Maintenance	17,715	22,687	24,670
Total revenues	$35,903	$50,018	$51,984

We sell our products and provide services worldwide through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and Application Service Providers ("ASPs"). In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators ("SIs"). We provide services worldwide through our BroadVision WEBSO and indirectly through distributors, VARs, ASPs, and SIs. We currently operate in three primary geographical territories.

~ 57 ~

Disaggregated financial information regarding our products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2008	2007	2006
Revenues:
Americas	$16,893	$31,714	$30,976
Europe	13,500	12,092	14,530
Asia/ Pacific	5,510	6,212	6,479
Total Company	$35,903	$50,018	$51,984

During the years ended December 31, 2008, 2007 and 2006, no customer accounted for 10% or more of our revenues.

In 2008, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in Americas, license sales via these channels accounted for 32% in Europe and 42% Asia Pacific in 2008.

The following represents property and equipment and goodwill (long-lived assets) by geographic region (in thousands):

	December 31,
	2008	2007	2006
Long-Lived Assets:
Americas	$359	$25,581	$26,025
Europe	16	62	104
Asia/ Pacific	139	111	81
Total Company	$514	$25,754	$26,210

The long-lived assets at December 31, 2008 compared to 2007 decreased by $25.2 million, primarily due to an impairment of the goodwill balance recognized in the quarter ended December 31, 2008.

Note 12---Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company ("BVD"), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the "BVD Operating Agreement"). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any "net profit" from a "capital transaction" (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited ("BVB"), an entity wholly owned by BVD.  A "capital transaction" under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members.

In 2008, we executed a renewal contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value $73,000. For the year ended December 31, 2008, $64,109 was recognized as license revenue and  $17,835 as consulting revenue. We have received payment of  $73,000 for the renewal contract as December 31, 2008.  We incurred $70,000 in direct costs and expenses relating to this contract.

In June 2007, we executed a software license agreement with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total contract value is $132,000.  We recognized $112,000 and $20,000 revenue for year 2007 and year 2008, respectively.  We have received payment of $126,000 and $6,000 for the contract for year 2007 and year 2008, respectively.  We incurred $50,000 in direct costs and expenses relating to this contract.

In 2006, we executed a consulting agreement with a third party in which the CEO is a passive owner and convertible note holder. The total contract value is $365,000. For the year ended December 31, 2006, we recognized $365,000 as revenue. We received payment for the entire contract in the third quarter of 2006. We incurred $99,000 in costs and expenses relating to this contract.

~ 58 ~

Note 13---Quarterly Results of Operations (Unaudited)

The following tables set forth certain unaudited Consolidated Statement of Operations data for the eight quarters ended December 31, 2008, as well as that data expressed as a percentage of total revenues for the periods indicated.

        This data has been derived from unaudited Consolidated Financial Statements that, in the opinion of management, include all adjustments consisting only of normal recurring adjustments necessary for a fair presentation of such information when read in conjunction with the Consolidated Financial Statements and Notes thereto.  We believe that period-to-period comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of future performance.

	Three Months Ended
	Dec 31,	Sep 30,	Jun 30,	Mar 31,	Dec 31,	Sep 30,	Jun 30,	Mar 31,
	2008	2008	2008	2008	2007	2007	2007	2007
	(In thousands)
	(Unaudited)
Statement of Operations Data:
Revenues:
Software licenses	$3,616	$2,096	$2,448	$3,977	$4,620	$5,280	$5,494	$5,733
Services	6,036	6,095	5,582	6,053	6,629	7,476	7,774	7,012
Total revenues	9,652	8,191	8,030	10,030	11,249	12,756	13,268	12,745
Cost of revenues:
Cost of software licenses	6	7	6	7	8	3	22	12
Cost of services	2,259	2,218	2,155	2,253	2,251	2,102	2,215	2,393
Total cost of revenues	2,265	2,225	2,161	2,260	2,259	2,105	2,237	2,405
Gross profit	7,387	5,966	5,869	7,770	8,990	10,651	11,031	10,340
Operating expenses:
Research and development	2,320	2,217	2,309	2,337	2,247	2,283	2,483	2,655
Sales and marketing	1,989	1,937	1,961	1,885	2,383	1,898	1,781	2,069
General and administrative	1,452	1,659	1,603	1,698	2,042	1,705	1,479	1,067
Goodwill impairment	25,066	-	-	-	-	-	-	-
Restructuring (credits), charges	(9)	6	(5)	(18)	(195)	260	306	278
Total operating expenses	30,818	5,819	5,868	5,902	6,477	6,146	6,049	6,069
Operating (loss) income	(23,431)	147	1	1,868	2,513	4,505	4,982	4,271
Income (expense) from revaluation of warrants	380	581	625	2,454	1,771	(680)	3,104	(7,343)
Other income (expense), net	1,148	(398)	813	1,322	1,648	1,218	584	632
Income taxes (expense) benefit	(192)	(41)	(4)	(283)	(60)	419	(230)	(56)
Net (loss) income	$(22,095)	$289	$1,435	$5,361	$5,872	$5,462	$8,440	$(2,496)
Basic net (loss) income per share	$(5.04)	$0.07	$0.33	$1.23	$1.35	$1.27	$1.97	$(0.58)
Diluted net (loss) income per share	$(5.04)	$0.06	$0.33	$1.21	$1.33	$1.24	$1.91	$(0.58)
Shares used in computing basic net (loss) income per share	4,382	4,431	4,372	4,358	4,346	4,330	4,297	4,267
Shares used in computing diluted net (loss) income per share	4,382	4,466	4,412	4,413	4,476	4,463	4,441	4,267

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

~ 59 ~

ITEM 9A. CONTROLS AND PROCEDURES

(a)	Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2008 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under SEC rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, (Exchange Act) is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2008.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2008.

Our independent registered public accounting firm, Odenberg, Ullakko, Muranishi & Co. LLP, has audited our Consolidated Financial Statements for two years ended December 31, 2008 included in this Annual Report on Form 10-K and has issued a report on the effectiveness of our internal control over financial reporting as of December 31, 2008.

(c) Changes in Internal Control over Financial Reporting

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2008, and has concluded that there was no change during such quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

    Not applicable.

~ 60 ~

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the SEC pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in April 2009 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Ethics and Conduct", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement under the section captioned "Principal Accountant Fees and Services".

~ 61 ~

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

1. Consolidated Financial Statements. The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K
Reports of Independent Registered Public Accounting Firm
Consolidated Balance Sheets as of December 31, 2008 and 2007
Consolidated Statements of Operations for each of the three years in the period ended December 31, 2008
Consolidated Statements of Stockholders' Equity and Comprehensive Income (Loss) for each of the years in the three-year period ended December 31, 2008
Consolidated Statements of Cash Flows for each of the three years in the period ended December 31, 2008
Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

Schedule II---Valuation and Qualifying Accounts

        3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

~ 62 ~

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 25th day of February 2009.

         BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
Chairman of the Board, President, and Chief Executive Officer

~ 63 ~

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

Signature	Title	Date

/s/ Pehong Chen		February 25, 2009
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Shin-Yuan Tzou
Shin-Yuan Tzou	Chief Financial Officer (Principal Financial and Accounting Officer)	February 25, 2009

/s/ Francois Stieger		February 25, 2009
Francois Stieger	Director

/s/ James D. Dixon		February 25, 2009
James D. Dixon	Director

/s/ Robert Lee		February 25, 2009
Robert Lee	Director

~ 64 ~

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2008	$585	$72	$(291)	$366
Year Ended December 31, 2007	$1,141	$248	$(804)	$585
Year Ended December 31, 2006	$731	$487	$(77)	$1,141
 (1) Represents net charge-offs of specific receivables.

~ 65 ~

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2008

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(20)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(16)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(18)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(23)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)	Terms and Conditions, dated January 1, 1995, between the Company and IONA Technologies LTD.
10.7(5)	BroadVision, Inc. Severance Benefit Plan, established effective March 26, 2007.
10.8(11)	Lease Termination Agreement, dated November 6, 2007, by and between the Company and The Board of Trustees of The Leland Stanford Junior University.
10.9(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.10(4)(b)	Independent Software Vendor Agreement, effective January 1, 1998, between the Company and IONA Technologies, PLC, as amended.
10.11(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.12(9)	Offer letter, dated March 4, 2003, by and between the Company and William Meyer.
10.13(10)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.14(10)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.15(13)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.16(13)	Warrant to Purchase up to 28,000 share of common stock, dated July 7, 2004, issued to Pacific Shores Investors, LLC.
10.17(13)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.18(14)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.19(22)	Agreement to Restructure Lease and To Assign Subleases, dated as of October 1, 2004, between VEF III Funding, LLC and the Company.
10.20(17)	Amendment No. 5 to IONA Independent Software Vendor Agreement, dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.21(15)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.22(12)	2006 Equity Incentive Plan, as amended ("2006 Equity Incentive Plan").
10.23(19)	Sublease, dated as of December 21, 2006, between the Company and Dexterra, Inc.
10.24(21)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.25(24)	Form of Restricted Stock Bonus Agreement under the 2006 Equity Incentive Plan.
10.26(25)	Form of Option Grant Notice under the 2006 Equity Incentive Plan.
10.27(25)	Form of Stock Option Agreement under the 2006 Equity Incentive Plan.
21.1	Subsidiaries of the Company.
23.1	Consent of Odenberg, Ullakko, Muranishi & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Represents a management contract or compensatory plan or arrangement.
((b) Confidential treatment requested

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
(12) Incorporated by reference to the Company's Proxy Statement filed on April 25, 2008.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 9, 2004.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004.
(15) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(17) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004.
(18) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 17, 2004.
(19) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 10, 2007.
(20) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008.
(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2004.
(23) Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on June 9, 2006.
(24) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007.
(25) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 6, 2006.

~ 66 ~