Form 10-Q
period 2009-03-31
BROADVISION INC
filed 2009-05-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended March 31, 2009
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☐     No ☐
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
Yes ☐      No ☑
As of April 30, 2009 there were 4,392,302 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2009

SIGNATURES

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2009	2008
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$51,347	$52,884
Short-term investments	9,799	9,004
Accounts receivable, net of reserves of $336 as of March 31, 2009 and $366 as of December 31, 2008	6,059	8,167
Restricted cash	20	20
Prepaids and other	1,871	2,585
Total current assets	69,096	72,660
Property and equipment, net	468	514
Restricted cash, net of current portion	1,000	1,000
Other assets	476	563
Total assets	$71,040	$74,737
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$924	$1,251
Accrued expenses	5,149	5,415
Warrant liability	186	155
Unearned revenue	4,525	5,810
Deferred maintenance	8,161	8,959
Total current liabilities	18,945	21,590
Other non-current liabilities	2,077	2,429
Total liabilities	21,022	24,019
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,392 and 4,376 shares issued and outstanding as of March 31, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	1,259,008	1,258,604
Accumulated other comprehensive loss	(961)	(483)
Accumulated deficit	(1,208,029)	(1,207,403)
Total stockholders’ equity	50,018	50,718
Total liabilities and stockholders’ equity	$71,040	$74,737

* Derived from audited consolidated financial statements filed in the Company’s 2008 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2009	2008
Revenues:
Software licenses	$2,852	$3,977
Services	5,149	6,053
Total revenues	8,001	10,030
Cost of revenues:
Cost of software licenses	6	7
Cost of services	1,964	2,253
Total cost of revenues	1,970	2,260
Gross profit	6,031	7,770
Operating expenses:
Research and development	2,168	2,337
Sales and marketing	2,036	1,885
General and administrative	1,451	1,698
Restructuring credits	(2)	(18)
Total operating expenses	5,653	5,902
Operating income	378	1,868
Interest income, net	281	464
(Loss) gain on revaluation of warrants	(31)	2,454
Other (loss) income, net	(1,113)	858
(Loss) income before provision for income taxes	(485)	5,644
Provision for income taxes	(141)	(283)
Net (loss) income	$(626)	$5,361
Basic (loss) income per share	$(0.14)	$1.23
Diluted (loss) income per share	$(0.14)	$1.21
Shares used in computing:
Weighted average shares-basic	4,381	4,358
Weighted average shares-diluted	4,381	4,413
Comprehensive (loss) income:
Net (loss) income	$(626)	$5,361
Other comprehensive (loss) gain , net of tax:
Foreign currency translation adjustment	(478)	5
Total comprehensive (loss) income	$(1,104)	$5,366

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2009	2008
Cash flows from operating activities:
Net (loss) income	$(626)	$5,361
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	67	118
Restructuring credits	(2)	(18)
Provision for receivable reserves	7	(95)
Stock based compensation	261	185
Loss (income) on revaluation of warrants	31	(2,454)
Changes in operating assets and liabilities:
Accounts receivable	2,101	(1,276)
Prepaids and other	714	(240)
Other non-current assets	93	3
Accounts payable and accrued expenses	(587)	560
Restructuring accrual	(121)	(104)
Unearned revenue and deferred maintenance	(2,083)	1,725
Other noncurrent liabilities	(233)	(175)
Net cash (used for) provided by operating activities	(378)	3,590
Cash flows from investing activities:
Purchase of property and equipment	(28)	(73)
Purchase of short term investments	(795)	-
Net cash used for investing activities	(823)	(73)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	142	215
Net cash provided by financing activities	142	215
Effect of exchange rates on cash and cash equivalents	(478)	5
Net increase in cash and cash equivalents	(1,537)	3,737
Cash and cash equivalents at beginning of period	52,884	53,973
Cash and cash equivalents at end of period	$51,347	$57,710
Supplemental information of cash flow disclosures:
Cash paid for interest	$1	$-
Supplemental information of noncash financing and investing activities:
Retirement of fully depreciated property and equipment	$3	-

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

 There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2009 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on February 26, 2009, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K filed with the SEC on February 26, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009 or any future interim period. The condensed consolidated financial statements include our accounts and our subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Revenue Recognition

From time to time, a customer may return to us some or all of the software purchased.  While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances.  To date, sales returns have been infrequent and not significant in relation to our total revenues.  We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.  Management specifically analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns.

~ 4 ~

Stock-Based Compensation
The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2009 and 2008:

	Three Months Ended March 31,
	2009	2008
Cost of services	$28,358	$36,966
Research and development	102,719	38,888
Sales and marketing	52,486	53,737
General and administrative	77,589	55,568
	$261,152	$185,159

Earnings Per Share Information

Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any using the as-if converted method. There were 700,000 and 256,000 potential common shares excluded from the determination of diluted net income per share for the three months ended March 31, 2009 and 2008, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. The following table sets forth the basic and diluted net (loss) income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2009	2008
Net (loss) income	$(626)	$5,361
Weighted-average common shares outstanding used to compute basic (loss) income per share	4,381	4,358
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	55
Total weighted-average common and common equivalent shares outstanding used to compute diluted (loss) income per share	4,381	4,413
Basic (loss) income per share	$(0.14)	$1.23
Diluted (loss) income per share	$(0.14)	$1.21

Legal Proceedings

        We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  In our opinion, the outcomes of current legal proceedings will not be material to our financial results.

Foreign Currency Translations

      During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other (expense) income  in the Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2009, and 2008, translation (loss) and gain  was ($478,000), and $5,000, respectively.  These amounts are included in the accumulated other comprehensive (loss) income  account in the Condensed Consolidated Balance Sheets.

~ 5 ~

Comprehensive Loss

Comprehensive loss includes net income and other comprehensive loss, which primarily consists of foreign currency translation adjustments. Total comprehensive loss is presented in the accompanying Condensed Consolidated Statements of Operations. Total accumulated other comprehensive loss is displayed as a separate component of stockholders' equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):
Accumulated Other
Comprehensive
Loss
Balance, December 31, 2008	$(483)
Net change during period	(478)
Balance, March 31, 2009	$(961)

Recent Accounting Pronouncements

       In April 2009, the FASB issued FSP FAS 115-2 and FAS 124-2, “Recognition and Presentation of Other-Than-Temporary Impairments” (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive loss.  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 115-2/124-2 on our Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, “Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly” (“FSP FAS 157-4”). Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any weight on that transaction price as an indicator of fair value.   FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 157-4 on our Consolidated Financial Statements.

      In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, “Interim Disclosures about Fair Value of Financial Instruments” (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. We are currently evaluating the potential impact, if any, of the adoption of FSP FAS 107-1 and APB 28-1  on our Consolidated Financial Statements.

~ 6 ~

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)
Furniture and fixtures	$509	$522
Computers and software	5,004	4,996
Leasehold improvements	1,265	1,277
	6,778	6,795
Less accumulated depreciation and amortization	(6,310)	(6,281)
Net book value	$468	$514

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2009	2008
	(unaudited)
Employee benefits	$1,105	$1,041
Commissions and bonuses	407	667
Sales and other taxes	670	792
Income tax and tax contingency reserves	408	301
Restructuring	314	426
Customer advances	229	283
Royalties	1,376	1,376
Other	640	529
Total accrued expenses	$5,149	$5,415

Note 3.  Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”), provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, which are the following:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31, 2009 (in thousands) were as follows:

		Fair Value Measurements at Reporting Date Using

	Balance at March 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Gains (Losses)
Cash and cash equivalents (1)	$51,347	$51,347	$-	$-	$-
Short-term investments (2)	9,799	-	9,799	-	-
Total	$61,146	$51,347	$9,799	$-	$-
(1) Includes money market funds and commercial paper.
(2) Includes held-to-maturity bonds.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 7 ~

Note 4. Warrants and Other Non-Current Liabilities

Warrants

As of March 31, 2009, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	28,000	$125.00
Issued to convertible notes investors in November 2004	154,631	37.00
Total warrants	182,631

(Loss) gain on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended March 31,
	2009	2008
Warrants related to the convertible notes	$(32)	$2,327
Warrants related to real estate buyout	1	127
(Loss) gain on revaluation of warrants	$(31)	$2,454

Other Non-Current Liabilities

Other non-current liabilities consist of the following :
	March 31,	December 31,
	2009	2008
	(in thousands)
Restructuring	$408	$419
Deferred maintenance and unearned revenue	1,005	1,326
Other	664	684
Total other non-current liabilities	$2,077	$2,429

~ 8 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2009 and December 31, 2008.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2009 and December 31, 2008.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2009 or December 31, 2008. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of March 31, 2009:
Operating
Years Ending December 31,	Leases
2009	$1.6
2010	1.6
2011	1.2
2012	0.6
2013 and thereafter	-
Total minimum lease payments	$5.0

These future minimum lease payments are net of approximately $2.1 million of sublease income to be received under sublease agreements. As of March 31, 2009, we have accrued $0.7 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of March 31, 2009 and December 31, 2008, we had $1.0 million, of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 9 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended
	March 31,
	2009	2008
Software licenses	$2,852	$3,977
Consulting services	1,263	1,505
Maintenance	3,886	4,548
Total revenues	$8,001	$10,030

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

       Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):
	Three Months Ended
	March 31,
	2009	2008
Revenues:
Americas	$4,360	$4,925
Europe	2,757	3,669
Asia/Pacific	884	1,436
Total revenues	$8,001	$10,030

	March 31,	December 31,
	2009	2008
Long-Lived Assets:
Americas	$327	$359
Europe	17	16
Asia/Pacific	124	139
Total long-lived assets	$468	$514

        For the three-month period ended March 31, 2009, one customer accounted for more than 10% of our revenues. For the three-month period ended March 31, 2008, no single customer accounted for more than 10% of our revenues.

Note 7. Restructuring Charges

       As of March 31, 2009, the total restructuring accrual of $722 thousand consisted of the following (in thousands):
	Current	Non-Current	Total
Excess Facilities	$314	$408	$722

~ 10 ~

  We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):
Total Future
Minimum
Years ending December 31,	Payments
2009	$247
2010	262
2011	56
2012	157
2013 and thereafter	-
Total minimum facilities payments	$722

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities (in thousands):
		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended March 31, 2009
Lease cancellations and commitments	$65	$(15)	$16	$66

Three Months Ended March 31, 2008
Lease cancellations and commitments	$8	$(27)	$14	$(5)

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (in thousands):
		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended March 31, 2009
Lease cancellations and commitments	$780	$13	$(137)	$656

Three Months Ended March 31, 2008
Lease cancellations and commitments	$1,325	$9	$(118)	$1,216

Note 8. Related Party Transactions

In 2008, we executed a renewal contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   For the three months ended March 31,2009, we recognized $20,000 license revenue.    We incurred $11,000 in direct costs and expenses relating to this contract.

~ 11 ~

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

Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2009 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed herein.

Revenue Recognition

From time to time, a customer may return to us some or all of the software purchased.  While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances.  To date, sales returns have been infrequent and not significant in relation to our total revenues.  We make an estimate of our expected returns and provide an allowance for sales returns in accordance with SFAS No. 48, Revenue Recognition When Right of Return Exists.  Management specifically analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns.

Results of Operations

Revenues

    Total revenues decreased 20% during the three months ended March 31, 2009, to $8.0 million, as compared to $10.0 million for the three months ended March 31, 2008. A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):
	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
March 31, 2009
Americas	$2,097	73%	$2,263	44%	$4,360	55%
Europe	597	21	2,160	42	2,757	34
Asia Pacific	158	6	726	14	884	11
Total	$2,852	100%	$5,149	100%	$8,001	100%
March 31, 2008
Americas	$2,157	55%	$2,768	45%	$4,925	49%
Europe	1,211	30	2,458	41	3,669	37
Asia Pacific	609	15	827	14	1,436	14
Total	$3,977	100%	$6,053	100%	$10,030	100%

   We experienced declines in revenues as a result of a decline in general global economic conditions and the fact that we operate in a very competitive industry.  Financial comparisons discussed herein may not be indicative of future performance.  We believe a significant challenge we face is to persuade prospective customers with limited budgets to purchase our products and services instead of investing in competing IT projects.

    Software license revenues decreased 28% during the three months ended March 31, 2009, to $2.9 million, as compared to $4.0 million for the three months ended March 31, 2008.  The decreases came from all regions due to decreased demand for our products and services.

~ 12 ~

 Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 15% during the three months ended March 31, 2009, to $5.1 million, as compared to $6.0 million for the three months ended March 31, 2008. Maintenance revenues decreased 13% for the three months ended March 31, 2009, to $3.9 million, as compared to $4.5 million for the three months ended March 31, 2008.   This decrease in maintenance revenues was due to a decline in demand for additional licenses by customers.  Consulting and training revenues decreased 20% for the three months ended March 31, 2009, to $1.2 million, as compared to $1.5 million for the three months ended March 31, 2008.  This decrease in consulting revenues was attributable to a decline in demand for new licenses from our existing customers.

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
	Three Months Ended March 31,
	2009	% (1)	2008	% (1)
Cost of software licenses	$6	-%	$7	-%
Cost of services	1,964	25%	2,253	23%
Total cost of revenues	$1,970	25%	$2,260	23%
_____
(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses decreased 14% during the three months ended March 31, 2009, to $6,000, as compared to $7,000 for the three months ended March 31, 2008.   This decrease is primarily the result of a decrease in the portion of license revenues generated from royalty-bearing products.

    Cost of services decreased 13% during the three months ended March 31, 2009, to $2.0 million, as compared to $2.3 million for the three months ended March 31, 2008.   This decrease is the result of a reduction in consulting expenses and a decrease in services revenue.

Gross margin decreased to 75% during the three months ended March 31, 2009 as compared to 77% for the three months ended March 31, 2008. This decrease is the result of a decline in total revenues, offset only in part by a reduction in cost of revenue.

        A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):
	Three Months Ended
	March 31,
	2009	% (1)	2008	% (1)
Research and development	$2,168	27%	$2,337	23%
Sales and marketing	2,036	25	1,885	19
General and administrative	1,451	18	1,698	17
Restructuring charge	(2)	-	(18)	-
Total operating expenses	$5,653	70%	$5,902	59%
_______
(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses decreased 4% during the three months ended March 31, 2009, to $2.2 million, as compared to $2.3 million for the three months ended March 31, 2008.   This decrease was the result of reductions in contractor expenses.

    Sales and marketing expenses increased 5% during the three months ended March 31, 2009, to $2.0 million, as compared to $1.9 million for the three months ended March 31, 2008.This increase was the result of marketing expansions during the three months ended March 31, 2009.

    General and administrative expenses decreased 11% during the three months ended March 31, 2009, to $1.5 million, as compared to $1.7 million for the three months ended March 31, 2008.This decrease is primarily as a result of a reduction in headcount for the three months ended March 31, 2009 as compared to the three months ended March 31, 2008.

 Interest income, net decreased 39% for the three months ended March 31, 2009, to $281,000, as compared to $464,000 for the three months ended March 30, 2008.   The decrease is due to a decline in interest rates.

   (Loss) gain on revaluation of warrants for the three months ended March 31, 2009 was a total loss of $31,000, as compared to a gain of $2,454,000 for the three months ended March 31, 2008.  These changes are primarily due to fluctuations in our stock price during the relevant periods.

    Other (loss) income, net during the three months ended March 31, 2009, was a loss of  $1,113,000, as compared to a gain of $858,000 for the three months ended March 31, 2008.   The changes in both years were primarily due to realized and unrealized gains (for 2008) and loss (in 2009) on foreign exchange transactions.

    Provision for income taxes expense during the three months ended March 31, 2009, was  $141,000, as compared to a provision for income tax expenses of $283,000 for the three months ended March 31, 2008.  The provision for year 2009 was primarily related to a FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109, accrual related to an ongoing income tax audit of a foreign subsidiary for the tax year ended December 31, 2006.   The provision for year 2008 primarily relates to Alternative Minimum Taxes (AMT) calculated for Federal purposes after application of net operating loss (NOL) carryforwards and state income tax in various jurisdictions.

~ 13 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position on our Consolidated Balance Sheet. As of March 31, 2009, we had $61.1 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $61.8 million at December 31, 2008. The decrease was due primarily to the $0.4 million cash used for our operations in the three months ended March 31, 2009.

Revenues for the first three months of 2009 were $8.0 million, as compared to revenues of $10.0 million for the first three months of 2008. License revenue for the first three months of 2009 was $2.9 million compared to $4.0 million for the first three months of 2008. The majority of our license revenue for the first three months of 2009 was generated by our core BroadVision®Business Agility Suite™, Commerce Agility Suite™ and eMerchandising™ solutions from customers includingTechtree IT System, ClubMed, SPX, Siemens Medical Solutions USA Inc. and We@Service and several other brand name global customers. License revenues decreased in all regions as compared to the first three months of 2008, due to decreased demand for our products and weak macroeconomic conditions.

We continued to focus on expense control in the first quarter of 2009. Operating expenses for the first quarter of 2009 were $5.7 million, as compared to $5.9 million for the first quarter of 2008. For the three months ended March 31, 2009 and 2008, we had a loss of $31,000 and a gain of $2,454,000, respectively, on the revaluation of warrants. For the three months ended March 31, 2009, net loss was $626,000, or $0.14 per diluted share. This compares to net income of $5.4 million, or $1.21 per diluted share, for the three months ended March 31, 2008.

The following table represents our liquidity at March 31, 2009 and December 31, 2008 (dollars in thousands):
	March 31,	December 31,
	2009	2008
	(unaudited)
Cash and cash equivalents	$51,347	$52,884
Short-term investments	$9,799	$9,004
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$50,151	$51,070
Working capital ratio	3.65	3.37

Cash (Used For) Provided By Operating Activities

        Cash used for operating activities was $378,000 for the three months ended March 31, 2009. Net cash used for operating activities was due to operating expenses in excess of the cash collections from our customers during this quarter.
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

Cash Used For Investing Activities

Cash used for investing activities was $823,000 for the three months ended March 31, 2009. This figure reflects the purchase of short-term investments for $795,000 and the purchase of property and equipment for $28,000.  Cash used for investing activities was $73,000 for the three months ended March 31, 2008. This figure reflects the purchase of property and equipment and leasehold improvements.

Cash Provided By Financing Activities

Cash provided by financing activities was $142,000 for the three months ended March 31, 2009, primarily consisting of cash received in employees’ purchases of common stock under the Employee Stock Purchase Plan (“Purchase Plan”). Cash provided by financing activities was $215,000 for the three months ended March 31, 2008, primarily consisting of cash received in connection with the exercise of stock options and employees purchases of common stock under the Purchase Plan.

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

~ 14 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2009 and 2008. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended March 31, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

        We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. In our opinion, the outcomes of current legal proceedings will not be material to our financial results.

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

~ 15 ~

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2009, we had an accumulated deficit of approximately $1.2 billion.

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

~ 16 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 159 at the end of 2006, and 219 at the end of 2008. On March 31, 2009, we had 218 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least March 31, 2010. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~ 18 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the three months ended March 31, 2009, approximately 46% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~ 19 ~

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

~ 20 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March 31, 2009, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.52 per share to $70.75 per share between March 31, 2007 and March 31, 2009. On May 7, 2009 the closing price of BroadVision common stock was $13.73 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Not applicable.

Item 5. Other Information

    Not applicable

~ 21 ~

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

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.

~ 22 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 8, 2009	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 8, 2009	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 23 ~

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

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company's Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.