Form 10-Q
period 2009-06-30
BROADVISION INC
filed 2009-08-07
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarter ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _________ to __________
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
Yes ☑     No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.)

Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated  filer, a non-accelerated filer, or a smaller reporting company.  See definitions of "large accelerated filer,” “accelerated filer" and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐      Accelerated filer  ☑     Non-accelerated filer (do not check if a smaller reporting company)☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of July 31, 2009 there were 4,406,221 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2009

SIGNATURES	23

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30,	December 31,
	2009	2008
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$44,198	$52,884
Short-term investments	18,388	9,004
Accounts receivable, less allowance for doubtful accounts of $479 as of June 30, 2009 and $366 as of December 31, 2008	5,357	8,167
Restricted cash	20	20
Prepaids and other	1,877	2,585
Total current assets	69,840	72,660
Property and equipment, net	437	514
Restricted cash, net of current portion	1,000	1,000
Other assets	475	563
Total assets	$71,752	$74,737

LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$809	$1,251
Accrued expenses	5,548	5,415
Warrant liability	162	155
Unearned revenue	3,138	5,810
Deferred maintenance	7,466	8,959
Total current liabilities	17,123	21,590
Other non-current liabilities	1,998	2,429
Total liabilities	19,121	24,019
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,406 and 4,376 shares issued and outstanding as of June 30, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	1,259,407	1,258,604
Accumulated other comprehensive loss	(856)	(483)
Accumulated deficit	(1,205,920)	(1,207,403)
Total stockholders’ equity	52,631	50,718
Total liabilities and stockholders’ equity	$71,752	$74,737

* Derived from audited consolidated financial statements filed in the Company’s 2008 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Revenues:
Software licenses	$3,161	$2,448	$6,013	$6,425
Services	5,011	5,582	10,160	11,635
Total revenues	8,172	8,030	16,173	18,060
Cost of revenues:
Cost of software licenses	14	6	20	13
Cost of services	1,959	2,155	3,923	4,408
Total cost of revenues	1,973	2,161	3,943	4,421
Gross profit	6,199	5,869	12,230	13,639
Operating expenses:
Research and development	2,009	2,309	4,177	4,646
Sales and marketing	1,942	1,961	3,978	3,846
General and administrative	1,146	1,603	2,597	3,301
Restructuring charge (credit)	56	(5)	54	(23)
Total operating expenses	5,153	5,868	10,806	11,770
Operating income	1,046	1	1,424	1,869
Interest income, net	203	337	484	801
Gain (loss) on revaluation of warrants	24	625	(7)	3,079
Other income (loss), net	915	476	(198)	1,334
Income before provision for income taxes	2,188	1,439	1,703	7,083
Provision for income taxes	(79)	(4)	(220)	(287)
Net income	$2,109	$1,435	$1,483	$6,796
Basic income per share	$0.48	$0.33	$0.34	$1.56
Diluted income per share	$0.48	$0.33	$0.34	$1.54
Shares used in computing:
Weighted average shares-basic	4,396	4,372	4,389	4,365
Weighted average shares-diluted	4,399	4,419	4,391	4,415
Comprehensive income:
Net income	$2,109	$1,435	$1,483	$6,796
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	105	(311)	(373)	(306)
Total comprehensive income	$2,214	$1,124	$1,110	$6,490

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2009	2008
Cash flows from operating activities:
Net income	$1,483	$6,796
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	114	130
Restructuring charge (credit)	54	(23)
Provision for receivable reserves	121	(72)
Stock-based compensation	530	474
Gain on cost method investments	(22)	-
Loss (gain) on revaluation of warrants	7	(3,079)
Changes in operating assets and liabilities:
Accounts receivable	2,689	657
Prepaids and other	708	(567)
Other non-current assets	92	(16)
Accounts payable and accrued expenses	(216)	(260)
Restructuring accrual	(225)	(222)
Unearned revenue and deferred maintenance	(4,165)	1,416
Other noncurrent liabilities	(353)	(252)
Net cash provided by operating activities	817	4,982
Cash flows from investing activities:
Purchase of property and equipment	(41)	(22)
Proceeds from sale of cost method investments	22	-
Purchase of short term investments	(9,384)	(3,486)
Net cash used for investing activities	(9,403)	(3,508)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	273	465
Net cash provided by financing activities	273	465
Effect of exchange rates on cash and cash equivalents	(373)	(306)
Net (decrease) increase in cash and cash equivalents	(8,686)	1,633
Cash and cash equivalents at beginning of period	52,884	53,973
Cash and cash equivalents at end of period	$44,198	$55,606

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

 There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended June 30, 2009 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the "SEC") on February 26, 2009, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June 30, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K filed with the SEC on February 26, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  We have evaluated subsequent events for recognition or disclosure through August 7, 2009, which is the date these financial statements were filed on Form 10-Q with the SEC.  Operating results for the three and six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

~ 4 ~

Stock-Based Compensation
The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2009 and 2008:

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Cost of services	$27,822	$36,245	$56,180	$73,211
Research and development	87,050	80,890	189,769	119,778
Sales and marketing	62,505	82,316	114,990	136,053
General and administrative	91,310	89,188	168,899	144,756
	$268,687	$288,639	$529,838	$473,798

Earnings Per Share Information

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any using the as-if converted method. There were 637,000 and 328,000 potential common shares excluded from the determination of diluted net income per share for the three months ended June 30, 2009 and 2008, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. There were 667,000 and 244,000 potential common shares excluded from the determination of diluted net income per share for the six months ended June 30, 2009 and 2008, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. The following table sets forth the basic and diluted net income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Net income	$2,109	$1,435	$1,483	$6,796
Weighted-average common shares outstanding used to compute basic income per share	4,396	4,372	4,389	4,365
Weighted-average common equivalent shares from outstanding common stock options and warrants	3	47	2	50
Total weighted-average common and common equivalent shares outstanding used to compute diluted income per share	4,399	4,419	4,391	4,415
Basic income per share	$0.48	$0.33	$0.34	$1.56
Diluted income per share	$0.48	$0.33	$0.34	$1.54

Legal Proceedings

        We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operation.

Foreign Currency Translations

     During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (loss), net in the Condensed Consolidated Income Statements. For the six-month periods ended June 30, 2009, and 2008, translation loss was ($373,000), and ($306,000), respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

~ 5 ~

Comprehensive income (loss)

Comprehensive income (loss) includes net income and other comprehensive income (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive income (loss) is presented in the accompanying Condensed Consolidated Income Statements.

    Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2008	$(483)
Net change during period	(373)
Balance, June 30, 2009	$(856)

Recent Accounting Pronouncements

       In April 2009, the Financial Accounting Standard Board ("FASB") issued FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments (“FSP FAS 115-2/124-2”).  FSP FAS 115-2/124-2 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  FSP FAS 115-2/124-2 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 115-2/124-2 did not have a significant impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 157-4, Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly (“FSP FAS 157-4”).  Under FSP FAS 157-4, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  FSP FAS 157-4 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of FSP FAS 157-4 did not have a significant impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued FSP FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1 and APB 28-1”).  FSP FAS 107-1 and APB 28-1 require disclosures about fair value of financial instruments in interim and annual financial statements.  FSP FAS 107-1 and APB 28-1 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of FSP FAS 107-1 and APB 28-1 did not have a significant impact on our Condensed Consolidated Financial Statements.

In May 2009, the FASB issued SFAS No. 165, Subsequent Events (“SFAS No. 165”). SFAS No. 165 establishes accounting principles and requirements for subsequent events. Specifically, SFAS No. 165 sets forth the following: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. SFAS No. 165 requires entities to recognize in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. We adopted SFAS No. 165, effective June 30, 2009. We have evaluated subsequent events for recognition or disclosure through August 7, 2009, which is the date these financial statements were filed on Form 10-Q with the SEC.

In June 2009, the FASB issued Statement No. 168, The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles (“SFAS 168”). SFAS 168 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following SFAS 168, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We will update our disclosures as needed to conform to the Codification in our Form 10-Q for the third quarter of 2009.

~ 6 ~

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Furniture and fixtures	$555	$522
Computers and software	5,045	4,996
Leasehold improvements	1,274	1,277
	6,874	6,795
Less accumulated depreciation and amortization	(6,437)	(6,281)
Net book value	$437	$514

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Employee benefits	$1,163	$1,041
Commissions and bonuses	715	667
Sales and other taxes	769	792
Income tax and tax contingency reserves	471	301
Restructuring	333	426
Customer advances	493	283
Royalties	1,086	1,376
Other	518	529
Total accrued expenses	$5,548	$5,415

Note 3.  Fair Value of Financial Instruments

SFAS No. 157, Fair Value Measurements (“SFAS 157”), provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   SFAS 157 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under SFAS 157 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of June 30, 2009 (in thousands) were as follows:

		Fair Value Measurements at Reporting Date Using

	Balance at June 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs(Level 2)	Significant Unobservable Input (Level 3)	Total Gains (Losses)

Cash and cash equivalents (1)	$44,198	$44,198	$-	$-	$-
Short-term investments (2)	18,388	1,878	16,510	-	-
Total	$62,586	$46,076	$16,510	$-	$-

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

As of June 30, 2009, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
	Shares	Price per Share
Issued to landlord in real estate buyout transaction in August 2004	28,000	$125.00
Issued to convertible notes investors in November 2004	154,631	37.00
Total warrants	182,631

The 28,000 shares underlying the warrants issued to the landlord in connection with a real estate buyout transaction in August 2004 were not exercised and expired in July 2009.

Gain (loss) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Warrants related to the convertible notes	$24	$588	$(8)	$2,915
Warrants related to real estate buyout	-	37	1	164
Gain (loss) on revaluation of warrants and change in value of derivatives	$24	$625	$(7)	$3,079

Other Non-Current Liabilities

Other non-current liabilities consist of the following :
	June 30,	December 31,
	2009	2008
	(in thousands)
Restructuring	$341	$419
Deferred maintenance and unearned revenue	946	1,326
Other	711	684
Total other non-current liabilities	$1,998	$2,429

~ 8 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2009 and December 31, 2008.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2009 and December 31, 2008.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2009 or December 31, 2008. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

On June 10, 2009, we signed a Sublease Termination and Release Agreement (the “Sublease Termination Agreement”) with our subtenant (Dexterra Inc.) in order to terminate that certain Sublease dated December 21, 2006 (the “Sublease”) consisting of approximately 22,509 square feet.  The sublease term commenced on January 8, 2007 and was to expire on June 30, 2012 unless earlier terminated.  On May 22, 2009, we received written notice from our subtenant exercising its right of early termination of the Sublease, effective January 7, 2010.  As a result, we received an initial termination fee of $136,000 which is recorded as restructuring charge (credit) in the accompanying Condensed Consolidated Financial Statements.

Under the terms of the Sublease Termination Agreement, our subtenant shall (i) surrender the premises, on an as-is basis, and all of its rights and interest in the premises, (ii) pay an additional termination fee to us and (iii) be entitled to a partial refund of the additional termination fee if any party subleases the aforementioned office space during the period from June 10, 2009 through January 7, 2010. The net additional termination fee of $550,000 (total fee of $678,000 less retained subtenant security deposit in the amount of $128,000) shall be paid in two installments. Pursuant to the terms of the Sublease Termination Agreement, our subtenant paid $472,000 to BroadVision on June 10, 2009. The remaining amount is payable June 10, 2010 and is subject to certain conditions as set forth in the Sublease Termination Agreement.  The additional termination fee of $678,000 is being amortized into restructuring charges over the remaining term of the lease expiring on June 30, 2012.

    Because of the early termination of our sublease agreement, we recalculated our restructuring liability in accordance with SFAS 146, Accounting for Costs Associated with Exit or Disposal Activities (“SFAS 146”).  As a result, we recognized on an additional restructuring liability of $137,000 in our Condensed Consolidated Financial Statements.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of June 30, 2009:

Total Future
Minimum
Years ending December 31,	Payments
2009	$1.1
2010	1.6
2011	1.2
2012	0.6
2013 and thereafter	-
Total minimum facilities payments	$4.5

These future minimum lease payments are net of approximately $222,000 of sublease income to be received under sublease agreements. As of June 30, 2009, we have accrued $674,000 of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of June 30, 2009 and December 31, 2008, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 9 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Software licenses	$3,161	$2,448	$6,013	$6,425
Consulting services	1,322	1,247	2,585	2,751
Maintenance	3,689	4,335	7,575	8,884
Total revenues	$8,172	$8,030	$16,173	$18,060

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):
	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2009	2008	2009	2008
Revenues:
Americas	$4,944	$4,111	$9,304	$9,037
Europe	2,475	2,759	5,232	6,428
Asia/Pacific	753	1,160	1,637	2,595
Total revenues	$8,172	$8,030	$16,173	$18,060

	June 30,	December 31,
	2009	2008
Long-Lived Assets:
Americas	$302	$359
Europe	16	16
Asia/Pacific	119	139
Total long-lived assets	$437	$514

For the three-month and six-month periods ended June 30, 2009, one customer accounted for more than 10% of our revenues. For the three-month and six-month periods ended June 30, 2008, no single customer accounted for more than 10% of our revenues.

~ 10 ~

Note 7. Restructuring Charges

    As of June 30, 2009, the total restructuring accrual of $674 thousand consisted of the following (in thousands):

	Current	Non-Current	Total
Excess facilities	$333	$341	$674

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Operating
Years ending December 31,	Leases
2009	$189
2010	250
2011	145
2012	90
2013 and thereafter	-
Total minimum facilities payments	$674

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with SFAS 146 (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended June 30, 2009
Lease cancellations and commitments	$66	$137	$150	$353

Three Months Ended June 30, 2008
Lease cancellations and commitments	$(5)	$39	$12	$46

Six Months Ended June 30, 2009
Lease cancellations and commitments	$65	$122	$166	$353

Six Months Ended June 30, 2008
Lease cancellations and commitments	$8	$12	$26	$46

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with Emerging Issues Task Force Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring) (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended June 30, 2009
Lease cancellations and commitments	$656	$(81)	$(254)	$321

Three Months Ended June 30, 2008
Lease cancellations and commitments	$1,216	$(51)	$(122)	$1,043

Six Months Ended June 30, 2009
Lease cancellations and commitments	$780	$(68)	$(391)	$321

Six Months Ended June 30, 2008
Lease cancellations and commitments	$1,326	$(42)	$(241)	$1,043

~ 11 ~

Note 8. Related Party Transactions

In 2008, we executed a renewal contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   For the three and six months ended June 30,2009, we recognized $26,000 and $46,000 in license revenue, respectively.   For the three and six months ended June 30, 2009, we incurred $11,000 and $22,000 in direct costs and expenses relating to this contract, respectively.

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

Critical Accounting Policies, Estimates and Judgments
There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2009 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed herein.

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

Results of Operations

Revenues

    Total revenues increased 3% during the three months ended June 30, 2009, to $8.2 million, as compared to $8.0 million for the three months ended June 30, 2008.  Total revenues decreased 10% during the six months ended June 30, 2009, to $16.2 million, as compared to $18.1 million for the six months ended June 30, 2008.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):
	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
June 30, 2009
Americas	$2,709	86%	$2,235	45%	$4,944	60%
Europe	394	12%	2,081	41%	2,475	30%
Asia Pacific	58	2%	695	14%	753	10%
Total	$3,161	100%	$5,011	100%	$8,172	100%
June 30, 2008
Americas	$1,410	58%	$2,701	48%	$4,111	51%
Europe	753	31%	2,006	36%	2,759	34%
Asia Pacific	285	11%	875	16%	1,160	15%
Total	$2,448	100%	$5,582	100%	$8,030	100%

Six Months Ended:
June 30, 2009
Americas	$4,806	80%	$4,498	44%	$9,304	58%
Europe	991	16%	4,241	42%	5,232	32%
Asia Pacific	216	4%	1,421	14%	1,637	10%
Total	$6,013	100%	$10,160	100%	$16,173	100%
June 30, 2008
Americas	$3,568	56%	$5,469	47%	$9,037	50%
Europe	1,964	30%	4,464	38%	6,428	36%
Asia Pacific	893	14%	1,702	15%	2,595	14%
Total	$6,425	100%	$11,635	100%	$18,060	100%
  We experienced declines in revenues for the six months ended June 30, 2009 as compared to the same period of 2008 as a result of a decline in general global economic conditions and the fact that we operate in a very competitive industry.  Financial comparisons discussed herein may not be indicative of future performance.  We believe a significant challenge we face is to persuade prospective customers with limited busgets to purchase our products and services instead of investing in competing IT projects.

    Software license revenues increased 33% during the three months ended June 30, 2009, to $3.2 million, as compared to $2.4 million for the three months ended June 30, 2008 due to more licenses deals closed in the three months ended June 30, 2009.  Software license revenues decreased 6% during the six months ended June 30, 2009, to $6.0 million, as compared to $6.4 million for the six months ended June 30, 2008.  The decreases came from Europe and Asia Pacific regions due to decreased demand for our products and services as a result of the general economic slow down.

    Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 11% during the three months ended June 30, 2009, to $5.0 million, as compared to $5.6 million for the three months ended June 30, 2008. Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 12% during the six months ended June 30, 2009, to $10.2 million, as compared to $11.6 million for the six months ended June 30, 2008.  Maintenance revenues decreased 14% for the three months ended June 30, 2009, to $3.7 million, as compared to $4.3 million for the three months ended June 30, 2008.  Maintenance revenues decreased 15% for the six months ended June 30, 2009, to $7.6 million, as compared to $8.9 million for the six months ended June 30, 2008.  This decrease in maintenance revenues was due to a decline in demand for additional licenses by customers because our prospective customers have limited budgets on IT projects.  Consulting and training revenues increased 8% for the three months ended June 30, 2009, to $1.3 million, as compared to $1.2 million for the three months ended June 30, 2008.  Consulting and training revenues decreased 7% for the six months ended June 30, 2009, to $2.6 million, as compared to $2.8 million for the six months ended June 30, 2009.  This decrease in consulting revenues was attributable to a decline in demand for new licenses from our existing customers.

Cost of Revenues

    Cost of software license revenues includes the costs of product media, duplication, packaging and other manufacturing costs, as well as royalties payable to third parties for software that is either embedded in, or bundled and licensed with our products. Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. A summary of our cost of revenues is as follows (dollars in thousands, unaudited):

~ 12 ~

	Three Months Ended June 30,				Six Months Ended June 30,
	2009	%(1)	2008	%(1)	2009	%(1)	2008	%(1)
Cost of software licenses	$14	0%	$6	0%	$20	0%	$13	0%
Cost of services	1,959	24%	2,155	27%	3,923	24%	4,408	24%
Total cost of revenues	$1,973	24%	$2,161	27%	$3,943	24%	$4,421	24%
_____
(1)	Expressed as a percent of total revenues for the period indicated.
  Cost of software licenses increased 133% during the three months ended June 30, 2009, to $14,000, as compared to $6,000 for the three months ended June 30, 2008.   Cost of software licenses increased 53% during the six months ended June 30, 2009, to $20,000, as compared to $13,000 for the six months ended June 30, 2008.  This increase is primarily the result of an increase in the portion of license revenues generated from royalty-bearing products.

    Cost of services decreased 9% during the three months ended June 30, 2009, to $2.0 million, as compared to $2.2 million for the three months ended June 30, 2008.   Cost of services decreased 11% during the six months ended June 30, 2009, to $3.9 million, as compared to $4.4 million for the six months ended June 30, 2008.  This decrease is the result of a reduction in consulting expenses and a decrease in services revenue.

Gross margin increased to 76% during the three months ended June 30, 2009 as compared to 73% for the three months ended June 30, 2008. This increase is the result of a reduction in cost of revenue.  Gross margin remained constant at 76% during the six months ended June 30, 2009, as compared to the six months ended June 30, 2008.

    A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2009	%(1)	2008	%(1)	2009	%(1)	2008	%(1)
Research and development	$2,009	24%	$2,309	29%	$4,177	26%	$4,646	26%
Sales and marketing	1,942	24%	1,961	24	3,978	25%	3,846	21
General and administrative	1,146	14%	1,603	20	2,597	16%	3,301	18
Restructuring charges	56	1%	(5)	(0)	54	0%	(23)	0
Total operating expenses	$5,153	63%	$5,868	73%	$10,806	67%	$11,770	65%
______
(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses decreased 13% during the three months ended June 30, 2009, to $2.0 million, as compared to $2.3 million for the three months ended June 30, 2008.   Research and development expenses decreased 9% during the six months ended June 30, 2009, to $4.2 million, as compared to $4.6 million for the six months ended June 30, 2008.   This decrease was the result of reductions in contractor related expenses.

    Sales and marketing expenses remained constant at $1.9 million during the three months ended June 30, 2009, as compared to the three months ended June 30, 2008. Sales and marketing expenses increased 5% during the six months ended June 30, 2009, to $4.0 million, as compared to $3.8 million for the six months ended June 30, 2008.  This increase was the result of marketing expansions during the first three months of 2009.

    General and administrative expenses decreased 31% during the three months ended June 30, 2009, to $1.1 million, as compared to $1.6 million for the three months ended June 30, 2008.  General and administrative expenses decreased 21% during the six months ended June 30, 2009, to $2.6 million, as compared to $3.3 million for the six months ended June 30, 2008. This decrease is primarily as a result of a reduction in headcount and one-time reduction of approximately $200,000 due to a reversal of an accrued legal fee  from the local governmental regulatory entity of our subsidiary for the six months ended June 30, 2009.  The reversal was due to the final settlement with the local subsidiary government’s filing and other regulatory requirements.

 Interest income, net decreased 40% for the three months ended June 30, 2009, to $203,000, as compared to $337,000 for the three months ended June 30, 2008.  Interest income, net decreased 40% for the six months ended June 30, 2009, to $484,000, as compared to $801,000 for the six months ended June 30, 2008.  The decrease is due to a decline in interest rates.

   Gain (loss)  on revaluation of warrants for the three months ended June 30, 2009 was a total gain of $24,000, as compared to a gain of $625,000 for the three months ended June 30, 2008.  Gain (loss) on revaluation of warrants for the six months ended June 30, 2009 was a loss of $7,000, as compared to a gain of $3,079,000 for the six months ended June 30, 2008.   These changes are primarily due to fluctuations in our stock price during the relevant periods.

    Other income (loss), net during the three months ended June 30, 2009, was income of  $915,000, as compared to income of $476,000 for the three months ended June 30, 2008.   Other income (loss), net during the six months ended June 30, 2009, was a loss of  $198,000, as compared to a gain of $1.3 million for the six months ended June 30, 2008.  The changes were primarily due to unrealized gain or loss on foreign exchange transactions. Additionally, the quarter ended June 30, 2009, included a reversal of royalty accrual of $290,000 as a result of the statute of limitation expiring as of June 30, 2009.

        Provision for income taxes expense during the three months ended June 30, 2009, was $79,000, as compared to a provision for income tax expenses of $4,000 for the three months ended June 30, 2008.  Provision for income taxes expense during the six months ended June 30, 2009, was $220,000, as compared to a provision for income tax expenses of $287,000 for the six months ended June 30, 2008.  The provision for year 2009 was primarily related to a FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No.109, accrual related to an ongoing income tax audit of a foreign subsidiary for the tax year ended December 31, 2006, and to Alternative Minimum Taxes (AMT) calculated for Federal purposes.

~ 13 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position on our Condensed Consolidated Balance Sheet. As of June 30, 2009, we had $62.6 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $61.9 million at December 31, 2008. The increase was due primarily to the $600,000 of cash received from our subtenant relating to the early settlement of termination of the sublease in the six months ended June 30, 2009.

Revenues for the first six months of 2009 were $16.2 million, as compared to revenues of $18.1 million for the first six months of 2008. License revenue for the first six months of 2009 was $6.0 million compared to $6.4 million for the first six months of 2008. The majority of our license revenue for the first six months of 2009 was generated by our core BroadVision®Business Agility Suite™, Commerce Agility Suite™ and eMerchandising Uplift™ and QuickSliver™ solutions. Our customers include Bank of Ayudhya, Bombardier, IBERIA L.A.E., Hewlett Packard Polska SP., Guidance International, Cardinal Health, Inc., Highmark BCBS, Rockwell Collins, The Education Center, and several other brand name global customers.  License revenues decreased in Europe and Asia Pacific regions as compared to the first six months of 2008, due to decreased demand for our products and weak macroeconomic conditions.

We continued to focus on expense control in the second  quarter of 2009. Operating expenses for the second quarter of 2009 were $5.2 million, as compared to $5.9 million for the second quarter of 2008. For the three months ended June 30, 2009 and 2008, we had a gain of $24,000 and $625,000, respectively, on the revaluation of warrants. For the three months ended June 30, 2009, net income was $2.1 million, or $0.48 per diluted share. This compares to net income of $1.4 million, or $0.33 per diluted share, for the three months ended June 30, 2008.

     The following table represents our liquidity at June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30,	December 31,
	2009	2008
	(unaudited)
Cash and cash equivalents	$44,198	$52,884
Short-term investments	$18,388	$9,004
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$52,717	$51,070
Working capital ratio	4.08	3.37

Cash Provided By Operating Activities

Cash provided by operating activities was $817,000 for the six months ended June 30, 2009. Net cash provided by operating activities was mainly due to operating profit and an additional $600,000 of cash received from our subtenant relating to the early settlement and termination of the sublease  during this quarter.

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

Cash Used For Investing Activities

Cash used for investing activities was $9.4 million for the six months ended June 30, 2009. This figure reflects the purchase of short-term investments in bonds and certificates of deposit.  Cash used for investing activities was $3.5 million for the six months ended June 30, 2008. This figure reflects a $3.5 million investment in a 6-month time deposit account.

Cash Provided By Financing Activities

Cash provided by financing activities was $273,000 for the six months ended June 30, 2009, primarily consisting of cash received in employees’ purchases of common stock under the Employee Stock Purchase Plan (“Purchase Plan”). Cash provided by financing activities was $465,000 for the six months ended June 30, 2008, primarily consisting of cash received in connection with the exercise of stock options and employees’ purchases of common stock under the Employee Stock Purchase Plan.

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

~ 14 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2009 and 2008. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended June 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not a party to any legal proceedings that we believe would have a material adverse effect on the financial position or our results of operation.

~ 15 ~

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

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released BroadVision 8.1™ at the end of the third quarter of 2007.  In June 2009 we introduced Clearvale, an enterprise social network; and CLEAR (Formerly known as CHRM, Collaborative Human Resource Management), a collaborative workforce relationship management solution..  We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to a sufficient number of existing and potential new customers for us to earn a profit or even  offset the costs of development, implementation, support and marketing. Particularly in difficult economic times when companies are more likely to be managing spending, potential new customers may delay spending decisions and our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of June 30, 2009, we had an accumulated deficit of approximately $1.2 billion.

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

~ 16 ~

Our quarterly operating results are volatile and difficult to predict, and our stock price may decline if we fail to meet the expectations of securities analysts or investors.

Historically our quarterly operating results have varied significantly from quarter to quarter and are likely to continue to vary significantly in the future. If our revenues, operating results, earnings or projections are below the levels expected by securities analysts or investors, our stock price is likely to decline.

We are likely to continue to experience significant fluctuations in our future results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;
•	competitive factors that affect our pricing;
•	market acceptance of new products;
•	the mix of products sold by us;
•	the timing of receipt, fulfillment and recognition as revenue of significant orders;
•	changes in our pricing policies or our competitors;
•	changes in our sales incentive plans;
•	the budgeting cycles of our customers;
•	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;
•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90-days notice;
•	product life cycles;
•	changes in strategy;
•	seasonal trends;
•	the mix of distribution channels through which our products are sold;
•	the mix of international and domestic sales;
•	the rate at which new sales people become productive;
•	changes in the level of operating expenses to support projected growth;
•	increase in the amount of third party products and services that we use in our products or resell with royalties attached;
•	fluctuations in the recorded value of outstanding common stock warrants that will be based upon changes to the underlying market value of BroadVision common stock; and
•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 159 at the end of 2006, and 219 at the end of 2008. On June 30, 2009, we had 230 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

~ 17 ~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least June 30, 2010. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~ 18 ~

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.

    We derive a significant portion of our revenue from our operations outside North America. In the six months ended June 30, 2009, approximately 42% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

         As we rely materially on our operations outside of North America, we are subject to significant risks of doing business internationally, including

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

~ 19 ~

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

    As of June 30, 2009, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

~ 20 ~

Our stock price has been highly volatile.

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.52 per share to $70.75 per share between June 30, 2007 and June 30, 2009. On August 6, 2009 the closing price of BroadVision common stock was $15.56 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 4. Submission of Matters to a Vote of Security Holders

We held our 2009 annual meeting on April 30, 2009. The following proposals were submitted to and approved by the stockholders at the meeting.

1)
Dr. Pehong Chen, James D. Dixon, Robert Lee and Francois Stieger were elected members of the Board of Directors to serve until the 2010 Annual Meeting of Stockholders and until their successors are elected and qualified.  The results of the voting were as follow:

	For	Withheld
Pehong Chen	3,458,728	57,089
James D. Dixon	3,451,448	64,369
Robert Lee	3,457,605	58,212
Francois Stieger	3,452,957	62,860

2)
The appointment of Odenberg, Ullakko, Muranishi & Co. LLP as independent auditors for the Company's fiscal year ending December 31, 2009 was ratified and approved. The vote was 3,476,227 votes for to 35,863 votes against with 3,726 votes abstaining.

3)
The BroadVision, Inc. the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan was approved to, among other things, (i) provide the Board with additional flexibility to approve and effect repricings, exchanges and similar transactions without seeking additional stockholder approval, (ii) increase the aggregate number of shares authorized for issuance under the Plan by 174,807 shares and (iii) to include an "evergreen" provision in the Plan that provides for automatic annual increases in the number of shares authorized for issuance. There were 2,433,536 votes for to 80,980 votes against with 1,175 votes abstaining.

Item 5. Other Information

    Not applicable.

~ 21 ~

Item 6. Exhibits

Exhibits
Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1(5)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.2(6)	Termination Notice for Sublease dated December 21, 2006 between BroadVision, Inc. and Dexterra, Inc.
10.3(7)	Settlement Agreement for Sublease Termination dated for May 28, 2009, by and between Dexterra Inc. and BroadVision, Inc.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on May 8, 2009.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2009.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 15, 2009.
(a)	Represents a management contract or Compensatory plan or arrangement.

~ 22 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 7, 2009	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: August 7, 2009	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 23 ~

EXHIBIT INDEX
Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1(5)(a)	Employee Stock Purchase Plan Offering (Subsequent Offering).
10.2(6)	Termination Notice for Sublease dated December 21, 2006 between BroadVision, Inc. and Dexterra, Inc.
10.3(7)	Settlement Agreement for Sublease Termination dated for May 28, 2009, by and between Dexterra Inc. and BroadVision, Inc.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.
(5)	Incorporated by reference to the Company's Registration Statement on Form S-8 filed on May 8, 2009.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on May 28, 2009.
(7)	Incorporated by reference to the Company's Current Report on Form 8-K filed on June 15, 2009.
(a)	Represents a management contract or Compensatory plan or arrangement.