Form 10-Q
period 2009-09-30
BROADVISION INC
filed 2009-11-06
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _________ to __________
1-34205
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

Yes ☐     No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated  filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act

Large accelerated filer ☐      Accelerated filer  ☑     Non-accelerated filer (do not check if a smaller reporting company)☐  Smaller reporting company  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☐      No ☑
As of October 30, 2009 there were 4,418,925 shares of the Registrant's Common Stock issued and outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2009

SIGNATURES	24

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30,	December 31,
	2009	2008
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$36,085	$52,884
Short-term investments	27,094	9,004
Accounts receivable, less allowance for doubtful accounts of $275 as of September 30, 2009 and $366 as of December 31, 2008	3,342	8,167
Restricted cash	20	20
Prepaids and other	1,838	2,585
Total current assets	68,379	72,660
Property and equipment, net	421	514
Restricted cash, net of current portion	1,000	1,000
Other assets	489	563
Total assets	$70,289	$74,737
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$1,011	$1,251
Accrued expenses	5,072	5,415
Warrant liability	8	155
Unearned revenue	1,765	5,810
Deferred maintenance	5,913	8,959
Total current liabilities	13,769	21,590
Other non-current liabilities	1,858	2,429
Total liabilities	15,627	24,019
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,420 and 4,376 shares issued and outstanding as of September 30, 2009 and December 31, 2008, respectively	-	-
Additional paid-in capital	1,259,895	1,258,604
Accumulated other comprehensive loss	(1,112)	(483)
Accumulated deficit	(1,204,121)	(1,207,403)
Total stockholders’ equity	54,662	50,718
Total liabilities and stockholders’ equity	$70,289	$74,737

* Derived from audited consolidated financial statements filed in the Company’s 2008 Annual Report on Form 10-K.
See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Revenues:
Software licenses	$2,663	$2,096	$8,676	$8,521
Services	4,879	6,095	15,039	17,729
Total revenues	7,542	8,191	23,715	26,250
Cost of revenues:
Cost of software licenses	6	7	26	20
Cost of services	1,784	2,218	5,707	6,626
Total cost of revenues	1,790	2,225	5,733	6,646
Gross profit	5,752	5,966	17,982	19,604
Operating expenses:
Research and development	2,169	2,217	6,346	6,863
Sales and marketing	2,024	1,937	6,002	5,783
General and administrative	1,006	1,659	3,603	4,960
Restructuring (credit) charge	(4)	6	50	(17)
Total operating expenses	5,195	5,819	16,001	17,589
Operating income	557	147	1,981	2,015
Interest income, net	117	478	601	1,280
Gain on revaluation of warrants	154	581	147	3,661
Other income (expense), net	867	(876)	669	458
Income before provision for income taxes	1,695	330	3,398	7,414
Benefit (provision) for income taxes	104	(41)	(116)	(328)
Net income	$1,799	$289	$3,282	$7,086
Basic income per share	$0.41	$0.07	$0.75	$1.62
Diluted income per share	$0.41	$0.06	$0.75	$1.60
Shares used in computing:
Weighted average shares-basic	4,415	4,431	4,397	4,387
Weighted average shares-diluted	4,435	4,466	4,400	4,433
Comprehensive income:
Net income	$1,799	$289	$3,282	$7,086
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	(256)	22	(629)	(284)
Total comprehensive income	$1,543	$311	$2,653	$6,802

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2009	2008
Cash flows from operating activities:
Net income	$3,282	$7,086
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	162	225
Restructuring charge (credit)	50	(17)
Provision for doubtful accounts	27	(93)
Stock-based compensation	882	885
Gain on cost method investments	(22)	(35)
Gain on revaluation of warrants	(147)	(3,661)
Changes in operating assets and liabilities:
Accounts receivable	4,798	2,361
Prepaids and other	747	(1,192)
Other non-current assets	68	(64)
Accounts payable and accrued expenses	(464)	(833)
Restructuring accrual	(338)	(349)
Unearned revenue and deferred maintenance	(7,091)	4,146
Other noncurrent liabilities	(402)	(142)
Net cash provided by operating activities	1,552	8,317
Cash flows from investing activities:
Purchase of property and equipment	(63)	(105)
Proceeds from cost method investments	22	35
Purchase of short term investments	(18,090)	-
Net cash used for investing activities	(18,131)	(70)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	409	594
Net cash provided by financing activities	409	594
Effect of exchange rates on cash and cash equivalents	(629)	(284)
Net (decrease) increase in cash and cash equivalents	(16,799)	8,557
Cash and cash equivalents at beginning of period	52,884	53,973
Cash and cash equivalents at end of period	$36,085	$62,530

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2009 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission (the “SEC”) on February 26, 2009, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2009 and 2008 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2008 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2008 Annual Report on Form 10-K filed with the SEC on February 26, 2009.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which is the date these financial statements were filed on Form 10-Q with the SEC.  Operating results for the three and nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2009 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis we evaluate our estimates, including those related to allowance for doubtful accounts, stock-based compensation, investments, impairment assessments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions.

 Revenue Recognition

From time to time, a customer may return to us some or all of the software purchased.  While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances.  To date, sales returns have been infrequent and not significant in relation to our total revenues.  We make an estimate of our expected returns and provide an allowance for sales returns in accordance with Accounting Standards Codification™(“ASC”) 605-15 (formerly SFAS No. 48), Revenue Recognition When Right of Return Exists.  Management specifically analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns.

~ 4 ~

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Income Statements for the three and nine months ended September 30, 2009 and 2008:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Cost of services	$36,247	$60,067	$92,427	$133,278
Research and development	136,105	137,565	325,874	257,344
Sales and marketing	78,253	95,240	193,243	231,293
General and administrative	101,114	118,847	270,013	263,603
	$351,719	$411,719	$881,557	$885,518

Earnings Per Share Information

Basic net income per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 462,000 and 433,000 potential common shares excluded from the determination of diluted net income per share for the three months ended September 30, 2009 and 2008, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. There were 622,000 and 300,000 potential common shares excluded from the determination of diluted net income per share for the nine months ended September 30, 2009 and 2008, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. The following table sets forth the basic and diluted net income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Net income	$1,799	$289	$3,282	$7,086
Weighted-average common shares outstanding used to compute basic income per share	4,415	4,431	4,397	4,387
Weighted-average common equivalent shares from outstanding common stock options and warrants	20	35	3	46
Total weighted-average common and common equivalent shares outstanding used to compute diluted income per share	4,435	4,466	4,400	4,433
Basic income per share	$0.41	$0.07	$0.75	$1.62
Diluted income per share	$0.41	$0.06	$0.75	$1.60

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operation.

~ 5 ~

Foreign Currency Translations

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Income Statements. For the nine-month periods ended September 30, 2009, and 2008, translation loss was ($629,000), and ($284,000), respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive income

Comprehensive income includes net income and other comprehensive gain (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive income is presented in the accompanying Condensed Consolidated Income Statements.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2008	$(483)
Net change during period	(629)
Balance, September 30, 2009	$(1,112)

Recent Accounting Pronouncements

In April 2009, the Financial Accounting Standard Board ("FASB") issued ASC 320-10 (formerly FSP FAS 115-2 and FAS 124-2)(“ASC 320-10”), Recognition and Presentation of Other-Than-Temporary Impairments.  ASC 320-10 requires entities to separate an other-than-temporary impairment of a debt security into two components when there are credit related losses associated with the impaired debt security for which management asserts that it does not have the intent to sell the security, and it is more likely than not that it will not be required to sell the security before recovery of its cost basis.  The amount of the other-than-temporary impairment related to a credit loss is recognized in earnings, and the amount of the other-than-temporary impairment related to other factors is recorded in other comprehensive income (loss).  ASC 320-10 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 320-10 did not have a significant impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued ASC 820-10 (formerly FSP FAS 157-4) ("ASC 820-10"), Determining Fair Value When Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions that are Not Orderly.  Under ASC 820-10, if an entity determines that there has been a significant decrease in the volume and level of activity for the asset or the liability in relation to the normal market activity for the asset or liability (or similar assets or liabilities), then transactions or quoted prices may not accurately reflect fair value.  In addition, if there is evidence that the transaction for the asset or liability is not orderly, the entity shall place little, if any, weight on that transaction price as an indicator of fair value.  ASC 820-10 is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.  The adoption of ASC 820-10 did not have a significant impact on our Condensed Consolidated Financial Statements.

In April 2009, the FASB issued ASC 825-10 (formerly FSP FAS 107-1 and APB 28-1)("ASC 825-10"), Interim Disclosures about Fair Value of Financial Instruments.  ASC 825-10 requires disclosures about the fair value of financial instruments in interim and annual financial statements.  ASC 825-10  is effective for periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of ASC 825-10 did not have a significant impact on our Condensed Consolidated Financial Statements.

        In May 2009, the FASB issued ASC 855-10 (formerly SFAS No. 165)(“ASC 855-10”), Subsequent Events. ASC 855-10 establishes accounting principles and requirements for subsequent events. Specifically, ASC 855-10 sets forth the following: (a) the period after the balance sheet date during which management of an entity shall evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, (b) the circumstances under which an entity shall recognize events or transactions occurring after the balance sheet date in its financial statements and (c) the disclosures that an entity shall make about events or transactions that occurred after the balance sheet date. ASC 855-10 requires entities to recognize in the financial statements, the effects of all subsequent events that provide additional evidence about conditions that existed at the date of the balance sheet, including estimates inherent in the process of preparing financial statements. Conversely, entities shall not recognize subsequent events that provide evidence about conditions that did not exist at the date of the balance sheet but arose after the balance sheet date but before financial statements are issued or are available to be issued. Entities shall disclose the date through which subsequent events have been evaluated, as well as whether that date is the date the financial statements were issued or the date the financial statements were available to be issued. Entities shall also disclose the nature and financial effect of nonrecognized subsequent events if such disclosure keeps the financial statements from being misleading. We adopted ASC 855-10, effective June 30, 2009. We have evaluated subsequent events for recognition or disclosure through November 6, 2009, which is the date these financial statements were filed on Form 10-Q with the SEC.

In June 2009, the FASB issued ASC 105-10 (formerly SFAS No. 168)("ASC 105-10"), The FASB Accounting Standards Codification™ and the Hierarchy of Generally Accepted Accounting Principles. ASC 105-10 establishes the FASB Accounting Standards Codification (the “Codification”) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. All guidance contained in the Codification carries an equal level of authority. ASC 105-10 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The Codification will supersede all existing non-SEC accounting and reporting standards. All other non-grandfathered, non-SEC accounting literature not included in the Codification will become non-authoritative. Following ASC 105-10, the FASB will not issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts. Instead, it will issue Accounting Standards Updates. The FASB will not consider Accounting Standards Updates as authoritative in their own right. Accounting Standards Updates will serve only to update the Codification, provide background information about the guidance and provide the bases for conclusions on the change(s) in the Codification. We adopted ASC 105-10 in our Form 10-Q for the third quarter of 2009.   The adoption did not have a significant impact on the reporting of our Condensed Consolidated Financial Statements.

In October 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-13, which amends ASC 605-25 (formerly EITF 00-21)("ASU 2009-13"), Revenue Arrangement with Multiple Deliverables, to require companies to allocate revenue in multiple-element arrangements based on an element’s estimated selling price if vendor-specific or other third-party evidence of value is not available. ASU 2009-13 is effective beginning January 1, 2011. Earlier application is permitted. We are currently evaluating both the timing and the impact of the pending adoption of the ASU on our Condensed Consolidated Financial Statements.

~ 6 ~

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Furniture and fixtures	$560	$522
Computers and software	5,079	4,996
Leasehold improvements	1,273	1,277
	6,912	6,795
Less accumulated depreciation and amortization	(6,491)	(6,281)
Net book value	$421	$514

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Employee benefits	$1,018	$1,041
Commissions and bonuses	804	667
Sales and other taxes	780	792
Income tax and tax contingency reserves	374	301
Restructuring	307	426
Customer advances	229	283
Royalties	1,086	1,376
Other	474	529
Total accrued expenses	$5,072	$5,415

~ 7 ~

Note 3.  Fair Value of Financial Instruments

ASC 820-10 provides a definition of fair value, establishes a hierarchy for measuring fair value under generally accepted accounting principles, and requires certain disclosures about fair values used in the financial statements.   ASC 820-10 defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. Valuation techniques used to measure fair value under ASC 820-10 must maximize the use of observable inputs and minimize the use of unobservable inputs. The standard describes a fair value hierarchy based on three levels of inputs, of which the first two are considered observable and the last unobservable, that may be used to measure fair value, as follows:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September 30, 2009 (in thousands) were as follows:

		Fair Value Measurements at Reporting Date Using

	Balance at September 30, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)	Total Gains (Losses)
Cash and cash equivalents (1)	$36,085	$36,085	$-	$-	$-
Short-term investments (2)	27,094	12,880	14,214	-	-
Total	$63,179	$48,965	$14,214	$-	$-

(1) Includes money market funds.
(2) Includes held-to-maturity bonds and certificates of deposit.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Warrants and Other Non-Current Liabilities

Warrants

As of September 30, 2009, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
Description	Shares	Price per Share
Issued to convertible notes investors in November 2004	154,631	37.00

Gain on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Warrants related to the convertible notes	$154	$580	$146	$3,495
Warrants related to real estate buyout (1)	-	1	1	166
Gain on revaluation of warrants and change in value of derivatives	$154	$581	$147	$3,661

(1) The shares underlying the warrants issued in connection with a real estate buyout transaction in August 2004 were not exercised and expired in July 2009.

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2009	2008
	(in thousands)
Restructuring	$251	$419
Deferred maintenance and unearned revenue	863	1,326
Other	744	684
Total other non-current liabilities	$1,858	$2,429

~ 8 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2009 and December 31, 2008.

Our software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of September 30, 2009 and December 31, 2008.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2009 or December 31, 2008. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and other facilities under noncancelable operating lease agreements expiring in or prior to the year 2012. Under the terms of these agreements, we are required to pay property taxes, insurance and normal maintenance costs.

On June 10, 2009, we signed a Sublease Termination and Release Agreement (the “Sublease Termination Agreement”) with our subtenant (Dexterra, Inc.) in order to terminate that certain Sublease dated December 21, 2006 (the “Sublease”) consisting of approximately 22,509 square feet.  The sublease term commenced on January 8, 2007 and was to expire on June 30, 2012 unless earlier terminated.  On May 22, 2009, we received written notice from our subtenant exercising its right of early termination of the Sublease, effective January 7, 2010.  As a result, we received an initial termination fee of $136,000, which is recorded as restructuring charge (credit) in the accompanying Condensed Consolidated Financial Statements.

Under the terms of the Sublease Termination Agreement, our subtenant shall (i) surrender the premises, on an as-is basis, and all of its rights and interest in the premises, (ii) pay an additional termination fee to us and (iii) be entitled to a partial refund of the additional termination fee if any party subleases the aforementioned office space during the period from June 10, 2009 through January 7, 2010. The net additional termination fee of $550,000 (total fee of $678,000 less retained subtenant security deposit in the amount of $128,000) shall be paid in two installments. Pursuant to the terms of the Sublease Termination Agreement, our subtenant paid $472,000 to BroadVision on June 10, 2009. The remaining amount is payable June 10, 2010 and is subject to certain conditions as set forth in the Sublease Termination Agreement.  This totalfee of $678,000 is being amortized into restructuring charges over the remaining term of the lease expiring on June 30, 2012.

Because of the early termination of our sublease agreement, we recalculated our restructuring liability in accordance with ASC 420-10 (formerly SFAS No. 146)("ASC 420-10"), Accounting for Costs Associated with Exit or Disposal Activities.  As a result, we recognized an additional restructuring liability of $137,000 during the second quarter of year 2009 in our Condensed Consolidated Financial Statements.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of September 30, 2009:

Total Future
Minimum
Years ending December 31,	Payments
2009	$0.6
2010	1.8
2011	1.3
2012	0.6
2013 and thereafter	-
Total minimum facilities payments	$4.3

These future minimum lease payments are net of approximately $149,000 of sublease income to be received under sublease agreements. As of September 30, 2009, we have accrued $558,000 of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of September 30, 2009 and December 31, 2008, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 9 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Software licenses	$2,663	$2,096	$8,676	$8,521
Consulting services	1,258	1,650	3,843	4,399
Maintenance	3,621	4,445	11,196	13,330
Total revenues	$7,542	$8,191	$23,715	$26,250

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2009	2008	2009	2008
Revenues:
Americas	$3,787	$4,097	$13,090	$13,132
Europe	2,921	3,124	8,153	9,552
Asia/Pacific	834	970	2,472	3,566
Total revenues	$7,542	$8,191	$23,715	$26,250

	September 30,	December 31,
	2009	2008
Long-Lived Assets:
Americas	$293	$359
Europe	14	16
Asia/Pacific	114	139
Total long-lived assets	$421	$514

    For the three-month period ended September 30, 2009, two of our customers accounted for more than 10% of our revenues.     For the nine-month period ended September 30, 2009, one customer accounted for more than 10% of our revenues. For the three-month and nine-month periods ended September 30, 2008, no single customer accounted for more than 10% of our revenues.

~ 10 ~

Note 7. Restructuring Charges

    As of September 30, 2009, the total restructuring accrual of $558 thousand consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$307	$251	$558

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Operating
Years ending December 31,	Leases
2009	$92
2010	242
2011	138
2012	86
2013 and thereafter	-
Total minimum facilities payments	$558

The following table summarizes the activity related to the restructuring plans initiated subsequent to December 31, 2002, and accounted for in accordance with ASC 420-10 (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended September 30, 2009
Lease cancellations and commitments	$353	$(13)	$14	$354

Three Months Ended September 30, 2008
Lease cancellations and commitments	$46	$37	$14	$97

Nine Months Ended September 30, 2009
Lease cancellations and commitments	$65	$109	$180	$354

Nine Months Ended September 30, 2008
Lease cancellations and commitments	$8	$49	$40	$97

The following table summarizes the activity related to the restructuring plans initiated on or prior to December 31, 2002, and accounted for in accordance with ASC 420-10 (in thousands):

		Amounts
	Accrued	Charged to
	Restructuring	Restructuring		Accrued
	Costs,	Costs	Amounts Paid	Restructuring
	Beginning	and Other	or Written Off	Costs, Ending
Three Months Ended September 30, 2009
Lease cancellations and commitments	$321	$9	$(126)	$204

Three Months Ended September 30, 2008
Lease cancellations and commitments	$1,043	$(46)	$(127)	$870

Nine Months Ended September 30, 2009
Lease cancellations and commitments	$780	$(59)	$(517)	$204

Nine Months Ended September 30, 2008
Lease cancellations and commitments	$1,326	$(88)	$(368)	$870

~ 11 ~

Note 8. Related Party Transactions

In 2009, we executed a renewal contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   For the three and nine months ended September 30, 2009, we recognized $26,000 and $72,000 in license revenue, respectively and we incurred $6,000 and $28,000 in direct costs and expenses  respectively, relating to this contract.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those described herein and in our most recently filed Annual Report on Form 10-K and other documents filed with the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2009 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2008, other than as disclosed herein.

Revenue Recognition

From time to time, a customer may return to us some or all of the software purchased.  While our software and reseller agreements generally do not provide for a specific right of return, we may accept product returns in certain circumstances.  To date, sales returns have been infrequent and not significant in relation to our total revenues.  We make an estimate of our expected returns and provide an allowance for sales returns in accordance with ASC 605-15 (formerly SFAS No. 48), Revenue Recognition When Right of Return Exists.  Management specifically analyzes our revenue transactions, customer software installation patterns, historical return patterns, current economic trends and customer payment terms when evaluating the adequacy of the allowance for sales returns.

~ 12 ~

Results of Operations

Revenues

    Total revenues decreased 9% during the three months ended September 30, 2009, to $7.5 million, as compared to $8.2 million for the three months ended September 30, 2008.  Total revenues decreased 10% during the nine months ended September 30, 2009, to $23.7 million, as compared to $26.3 million for the nine months ended September 30, 2008.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
September 30, 2009
Americas	$1,608	60%	$2,179	45%	$3,787	50%
Europe	969	36	1,952	41	2,921	39
Asia Pacific	86	4	748	14	834	11
Total	$2,663	100%	$4,879	100%	$7,542	100%
September 30, 2008
Americas	$1,669	80%	$2,428	40%	$4,097	50%
Europe	384	18	2,740	45	3,124	38
Asia Pacific	43	2	927	15	970	12
Total	$2,096	100%	$6,095	100%	$8,191	100%

Nine Months Ended:
September 30, 2009
Americas	$6,413	74%	$6,677	44%	$13,090	56%
Europe	1,960	23	6,193	41	8,153	34
Asia Pacific	303	3	2,169	15	2,472	10
Total	$8,676	100%	$15,039	100%	$23,715	100%
September 30, 2008
Americas	$5,237	61%	$7,895	45%	$13,132	50%
Europe	2,347	28	7,205	41	9,552	36
Asia Pacific	937	11	2,629	14	3,566	14
Total	$8,521	100%	$17,729	100%	$26,250	100%

We experienced declines in revenues for the nine months ended September 30, 2009 as compared to the same period of 2008 as a result of a decline in general global economic conditions and the fact that we operate in a very competitive industry.  Financial comparisons discussed herein may not be indicative of future performance.  We believe a significant challenge we face is to persuade prospective customers with limited budgets to purchase our products and services instead of investing in competing IT projects.

        Software license revenues increased 29% during the three months ended September 30, 2009, to $2.7 million, as compared to $2.1 million for the three months ended September 30, 2008 due to more license deals closing in the three months ended September 30, 2009 than in the three months ended September 30, 2008, and due to a significant transaction that closed during the three months ended September 30, 2009.  Software license revenues increased 2% during the nine months ended September 30, 2009, to $8.7 million, as compared to $8.5 million for the nine months ended September 30, 2008. The increase is attributable to our having closed a significant transaction during the third quarter of 2009.

    Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 21% during the three months ended September 30, 2009, to $4.9 million, as compared to $6.1 million for the three months ended September 30, 2008. Services revenues consisting of consulting revenues, customer training revenues and maintenance revenues decreased 15% during the nine months ended September 30, 2009, to $15.0 million, as compared to $17.7 million for the nine months ended September 30, 2008.  Maintenance revenues decreased 18% for the three months ended September 30, 2009, to $3.6 million, as compared to $4.4 million for the three months ended September 30, 2008.  Maintenance revenues decreased 16% for the nine months ended September 30, 2009, to $11.2 million, as compared to $13.3 million for the nine months ended September 30, 2008.  This decrease in maintenance revenues was due to a decline in the renewal of our customers’ annual maintenance commitments, which we believe is primarily due to limitations on customers’ IT budgets.  Consulting and training revenues decreased 29% for the three months ended September 30, 2009, to $1.2 million, as compared to $1.7 million for the three months ended September 30, 2008.  Consulting and training revenues decreased 14% for the nine months ended September 30, 2009, to $3.8 million, as compared to $4.4 million for the nine months ended September 30, 2008.  We believe this decrease in consulting revenues is primarily attributable to our existing customers’ limited IT budgets.

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

	Three Months Ended September 30,				Nine Months Ended September 30,
	2009	%(1)	2008	%(1)	2009	%(1)	2008	%(1)
Cost of software licenses	$6	0%	$7	0%	$26	0%	$20	0%
Cost of services	1,784	24	2,218	27	5,707	24	6,626	25
Total cost of revenues	$1,790	24%	$2,225	27%	$5,733	24%	$6,646	25%
_______________________
(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses decreased 14% during the three months ended September 30, 2009, to $6,000, as compared to $7,000 for the three months ended September 30, 2008.   Cost of software licenses increased 30% during the nine months ended September 30, 2009, to $26,000, as compared to $20,000 for the nine months ended September 30, 2008.  This increase is primarily the result of an increase in the portion of license revenues generated from royalty-bearing products.

    Cost of services decreased 18% during the three months ended September 30, 2009, to $1.8 million, as compared to $2.2 million for the three months ended September 30, 2008.   Cost of services decreased 14% during the nine months ended September 30, 2009, to $5.7 million, as compared to $6.6 million for the nine months ended September 30, 2008.  These decreases are the result of a reduction in consulting expenses and employee related expense resulting from a decrease in services revenue.

Gross margin increased to 76% during the three months ended September 30, 2009 as compared to 73% for the three months ended September 30, 2008. This increase is the result of a reduction in cost of revenue.  Gross margin increased to 76% during the nine months ended September 30, 2009, as compared to 75% for the nine months ended September 30, 2008.

~ 13 ~

A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2009	%(1)	2008	%	2009	%(1)	2008	%
Research and development	$2,169	29%	$2,217	27%	$6,346	27%	$6,863	26%
Sales and marketing	2,024	27	1,937	24	6,002	25	5,783	22
General and administrative	1,006	13	1,659	20	3,603	15	4,960	19
Restructuring (credit) charge	(4)	0	6	(0)	50	0	(17)	0
Total operating expenses	$5,195	69%	$5,819	71%	$16,001	67%	$17,589	67%
_______
(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses remained constant at $2.2 million during the three months ended September 30, 2009, as compared the three months ended September 30, 2008.   Research and development expenses decreased 9% during the nine months ended September 30, 2009, to $6.3 million, as compared to $6.9 million for the nine months ended September 30, 2008.   This decrease was the result of reductions in contractor related expenses.

    Sales and marketing expenses increased 5% during the three months ended September 30, 2009, to $2.0 million, as compared to $1.9 million for the three months ended September 30, 2008. Sales and marketing expenses increased 3% during the nine months ended September 30, 2009, to $6.0 million, as compared to $5.8 million for the nine months ended September 30, 2008.  These increases were the result of marketing expansions in 2009.

    General and administrative expenses decreased 41% during the three months ended September 30, 2009, to $1.0 million, as compared to $1.7 million for the three months ended September 30, 2008.  General and administrative expenses decreased 28% during the nine months ended September 30, 2009, to $3.6 million, as compared to $5.0 million for the nine months ended September 30, 2008. These decreases are primarily a result of a reduction in headcount plus a one-time reduction of approximately $200,000 due to the reversal of an accrued legal fee from the local governmental regulatory entity of our subsidiary for the nine months ended September 30, 2009.  The reversal was due to the final settlement with the local subsidiary government’s filing and other regulatory requirements.

 Interest income, net decreased 75% for the three months ended September 30, 2009, to $117,000, as compared to $478,000 for the three months ended September 30, 2008.  Interest income, net decreased 53% for the nine months ended September 30, 2009, to $601,000, as compared to $1,280,000 for the nine months ended September 30, 2008.  The decreases are due to a decline in interest rates.

   Gain  on revaluation of warrants for the three months ended September 30, 2009 was a total gain of $154,000, as compared to a gain of $581,000 for the three months ended September 30, 2008.  Gain on revaluation of warrants for the nine months ended September 30, 2009 was $147,000, as compared to a gain of $3,661,000 for the nine months ended September 30, 2008.   These changes are primarily due to fluctuations in our stock price during the relevant periods and the reduction in time to maturity.

    Other income (expense), net during the three months ended September 30, 2009, was income of  $867,000, as compared to expense of $876,000 for the three months ended September 30, 2008.   Other income (expense), net during the nine months ended September 30, 2009, was an income of  $669,000, as compared to an income of $458,0000 for the nine months ended September 30, 2008.  The changes were primarily due to unrealized gain or loss on foreign exchange transactions. Additionally, the quarter ended June 30, 2009, included a reversal of royalty accrual of $290,000 as a result of the statute of limitation expiring as of June 30, 2009.

               Benefit (provision) for income taxes expense during the three months ended September 30, 2009, was a benefit of $104,000, as compared to a provision of $41,000 for the three months ended September 30, 2008.  Provision for income taxes expense during the nine months ended September 30, 2009, was $116,000, as compared to $328,000 for the nine months ended September 30, 2008.  The provision for fiscal year 2009 was primarily related to Federal alternative minimum taxes (AMT) and state income taxes.  A component of the expense also includes an accrual related to an ongoing income tax audit of a foreign subsidiary for the tax year ended December 31, 2006 and an offsetting benefit for the release of deferred revenue accrual upon the execution of an income tax accounting method change completed in the third quarter of 2009. Both of these items are accounted for under ASC 740-10 (formerly FIN 48), Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement No.109.

~ 14 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position on our Condensed Consolidated Balance Sheet. As of September 30, 2009, we had $63.2 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $61.9 million at December 31, 2008. The increase was due primarily to operations and the $600,000 of cash received from our subtenant relating to the early settlement of termination of the sublease in the nine months ended September 30, 2009.

Revenues for the first nine months of 2009 were $23.7 million, as compared to revenues of $26.3 million for the first nine months of 2008. License revenue for the first nine months of 2009 was $8.7 million compared to $8.5 million for the first nine months of 2008. The majority of our license and subscription revenue for the third quarter of 2009 was generated by our BroadVision®Business Agility Suite™, Commerce Agility Suite™, QuickSliver™, CLEAR™, and Clearvale™ solutions. We have entered into licensing agreements with new and existing customers, such as the Department of Defence, India; Exempla Healthcare; ClubMed; Siemens AG and several other brand name global customers.  License revenues decreased in Europe and Asia Pacific regions as compared to the third quarter of 2008, due to decreased demand for our products and weak macroeconomic conditions.

We continued to focus on expense control in the third  quarter of 2009. Operating expenses for the third quarter of 2009 were $5.2 million, as compared to $5.8 million for the third quarter of 2008. For the three months ended September 30, 2009 and 2008, we had a gain of $154,000 and $581,000, respectively, on the revaluation of warrants. For the three months ended September 30, 2009, net income was $1.8 million, or $0.41 per diluted share. This compares to net income of $289,000, or $0.06 per diluted share, for the three months ended September 30, 2008.

The following table represents our liquidity at September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30,	December 31,
	2009	2008
	(unaudited)
Cash and cash equivalents	$36,085	$52,884
Short-term investments	$27,094	$9,004
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$54,610	$51,070
Working capital ratio	4.97	3.37

Cash Provided By Operating Activities

Cash provided by operating activities was $1.6 million for the nine months ended September 30, 2009, and was mainly attributable to a $3.3 million operating profit (excluding restructuring charges and revaluation of warrants), a decrease of $2.3 million in accounts receivables and unearned revenue accounts, and an additional $600,000 of cash received from our subtenant relating to the early settlement and termination of the sublease during last quarter.
.

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

Cash Used For Investing Activities

Cash used for investing activities was $18.1 million for the nine months ended September 30, 2009. This figure reflects the purchase of short-term investments in bonds and certificates of deposit.  Cash used for investing activities was $70,000 for the nine months ended September 30, 2008. This figure reflects receipt of a $35,000 dividend from a cost method investment previously written off, offset by $105,000 in expenditures for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities was $409,000 for the nine months ended September 30, 2009, primarily consisting of cash received in employees’ purchases of common stock under the Employee Stock Purchase Plan (“Purchase Plan”). Cash provided by financing activities was $594,000 for the nine months ended September 30, 2008, primarily consisting of cash received in connection with the exercise of stock options and employees’ purchases of common stock under the Purchase Plan.

~ 15 ~

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2012. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which has been issued in connection with our facility lease obligation.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2009 and 2008. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting during the quarter ended September 30, 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~ 16 ~

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

In early 2007, we introduced a product roadmap that included new products, services and technologies, to complement and replace certain of our existing products, services and technologies.  We formally released BroadVision 8.1™ at the end of the third quarter of 2007.  In June 2009 we introduced Clearvale, an enterprise social network; and CLEAR (Formerly known as CHRM, Collaborative Human Resource Management), a collaborative workforce relationship management solution.  We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to a sufficient number of existing and potential new customers for us to earn a profit or even  offset the costs of development, implementation, support and marketing. Particularly in difficult economic times when companies are more likely to be managing spending, potential new customers may delay spending decisions and our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September 30, 2009, we had an accumulated deficit of approximately $1.2 billion.

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

~ 17 ~

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

~ 18 ~

We have substantially modified our business and operations and will need to manage and support these changes effectively in order for our business plan to succeed.

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 159 at the end of 2006, and 219 at the end of 2008. On September 30, 2009, we had 230 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least September 30, 2010. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

~ 19 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the nine months ended September 30, 2009, approximately 44% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~ 20 ~

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

~ 21 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of September 30, 2009, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.52 per share to $70.75 per share between September 30, 2007 and September 30, 2009. On November 5, 2009 the closing price of BroadVision common stock was $14.64 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of BroadVision common stock. In the past, following a significant decline in the market price of a company's securities, securities class action litigation, such as the class action lawsuits filed against us and certain of our officers and directors in early 2001, is frequently instituted against the company. Litigation could result in substantial costs and a diversion of management's attention and resources.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Submission of Matters to a Vote of Security Holders

               Not applicable.

Item 5. Other Information

    Not applicable.

~ 22 ~

Item 6. Exhibits

Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1(5)(a)	2009 Employee Profit Sharing Plan Framework Document
10.2(6)(a)	BroadVision, Inc. Severance Benefit Plan, as amended
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 24, 2009.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 27, 2009.
(a)	Represents a management contract or Compensatory plan or arrangement.

~ 23 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 6, 2009	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 6, 2009	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 24 ~

EXHIBIT INDEX
Exhibits	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1(5)(a)	2009 Employee Profit Sharing Plan Framework Document
10.2(6)(a)	BroadVision, Inc. Severance Benefit Plan, as amended
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on July 24, 2009.
(6)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 27, 2009.
(a)	Represents a management contract or Compensatory plan or arrangement.