Form 10-Q
period 2010-03-31
BROADVISION INC
filed 2010-05-07
CIK 920448

047UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transaction period from _________ to __________

Commission File Number 1-34205
BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1600 Seaport Blvd., Suite 550, North Bldg.	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)
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
Large accelerated filer ☐ Accelerated filer☐  Non-accelerated filer (do not check if a smaller reporting company) ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

    As of April 30, 2010, the registrant had 4,453,056 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2010

SIGNATURES	23

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31, 2010	December 31, 2009
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$24,367	$21,580
Short-term investments	38,424	40,209
Accounts receivable, less allowance for doubtful accounts of $128 as of March 31, 2010 and $274 as of December 31, 2009	4,219	7,099
Restricted cash	20	20
Prepaids and other	1,913	2,190
Total current assets	68,943	71,098
Property and equipment, net	344	384
Restricted cash, net of current portion	1,000	1,000
Other assets	379	385
Total assets	$70,666	$72,867
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$907	$788
Accrued expenses	4,670	4,827
Unearned revenue	2,299	2,010
Deferred maintenance	6,774	7,496
Total current liabilities	14,650	15,121
Other non-current liabilities	2,416	2,353
Total liabilities	17,066	17,474
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,445 and 4,433 shares issued and outstanding as of March 31, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	1,260,662	1,260,257
Accumulated other comprehensive loss	(1,124)	(1,195)
Accumulated deficit	(1,205,938)	(1,203,669)
Total stockholders’ equity	53,600	55,393
Total liabilities and stockholders’ equity	$70,666	$72,867

* Derived from audited consolidated financial statements filed in the Company’s 2009 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2010	2009
Revenues:
Software licenses	$1,887	$2,852
Services	3,990	5,149
Total revenues	5,877	8,001
Cost of revenues:
Cost of software licenses	6	6
Cost of services	1,589	1,964
Total cost of revenues	1,595	1,970
Gross profit	4,282	6,031
Operating expenses:
Research and development	2,141	2,168
Sales and marketing	1,652	2,036
General and administrative	1,368	1,451
Restructuring charges (credits)	526	(2)
Total operating expenses	5,687	5,653
Operating (loss) income	(1,405)	378
Interest income, net	106	281
Loss on revaluation of warrants	-	(31)
Other loss, net	(955)	(1,113)
Loss before provision for income taxes	(2,254)	(485)
Provision for income taxes	(15)	(141)
Net loss	$(2,269)	$(626)
Basic loss per share	$(0.51)	$(0.14)
Diluted loss per share	$(0.51)	$(0.14)
Shares used in computing:
Weighted average shares-basic	4,441	4,381
Weighted average shares-diluted	4,441	4,381
Comprehensive loss:
Net loss	$(2,269)	$(626)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	71	(478)
Total comprehensive loss	$(2,198)	$(1,104)

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2010	2009
Cash flows from operating activities:
Net loss	$(2,269)	$(626)
Adjustments to reconcile net loss to net cash provided by (used for) operating activities:
Depreciation and amortization	42	67
Restructuring charge (credit)	526	(2)
(Credit) provision of receivable reserves	(8)	7
Stock based compensation	288	261
Loss on revaluation of warrants	-	31
Changes in operating assets and liabilities:
Accounts receivable	2,888	2,101
Prepaids and other	277	714
Other non-current assets	5	93
Accounts payable and accrued expenses	(137)	(587)
Restructuring accrual	(130)	(121)
Unearned revenue and deferred maintenance	(433)	(2,083)
Other noncurrent liabilities	(234)	(233)
Net cash provided by (used for) operating activities	815	(378)
Cash flows from investing activities:
Purchase of property and equipment	(1)	(28)
Purchase of short term investment	(17,524)	(10,795)
Maturities of short term investment	19,309	10,000
Net cash provided by (used for) investing activities	1,784	(823)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	117	142
Net cash provided by financing activities	117	142
Effect of exchange rates on cash and cash equivalents	71	(478)
Net increase (decrease) in cash and cash equivalents	2,787	(1,537)
Cash and cash equivalents at beginning of period	21,580	52,884
Cash and cash equivalents at end of period	$24,367	$51,347

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2010 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2010 and 2009 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2009 Annual Report on Form 10-K filed with the SEC on March 5, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2010 and 2009:

	Three Months Ended March 31,
	2010	2009
Cost of services	$30,830	$28,358
Research and development	87,358	102,719
Sales and marketing	84,659	52,486
General and administrative	85,514	77,589
	$288,361	$261,152

~ 4 ~

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 571,000 and 700,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended March 31, 2010 and 2009, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2010	2009
Net loss	$(2,269)	$(626)
Weighted-average common shares outstanding used to compute basic loss per share	4,441	4,381
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	4,441	4,381
Basic loss per share	$(0.51)	$(0.14)
Diluted loss per share	$(0.51)	$(0.14)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operation.

Foreign Currency Translations

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other loss, net in the Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2010, and 2009, translation gain (loss) was $71,000, and ($478,000), respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive gain (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive loss is presented in the accompanying Condensed Consolidated Statements of Operations.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other Comprehensive Loss
Balance, December 31, 2009	$(1,195)
Net change during period	71
Balance, March 31, 2010	$(1,124)

~ 5 ~

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We are currently evaluating whether the standard will have any significant impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We have provided the additional required disclosures effective January 1, 2010.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Furniture and fixtures	$528	$548
Computer and software	3,946	3,956
Leasehold improvements	1,269	1,275
	5,743	5,779
Less accumulated depreciation and amortization	(5,399)	(5,395)
Total property and equipment, net	$344	$384

Accrued expenses consisted of the following (in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Employee benefits	$1,096	$1,033
Commissions and bonuses	958	975
Sales and other taxes	625	743
Income tax and tax contingency reserves	56	75
Restructuring	343	244
Customer advances	81	81
Royalties	1,086	1,086
Other	425	590
Total accrued expenses	$4,670	$4,827

~ 6 ~

Note 3.  Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on exit price as defined by the FASB guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31, 2010 and December 31,2009 (in thousands) are as follows:

		Fair Value at Reporting Date Using
	March 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)			Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$15,030	$15,030		$-		$-
Money market fund	6,337	6,337		-		-
Commercial paper	3,000	3,000		-		-
Total cash and cash equivalents	$24,367	$24,367	$		$
Fixed income securities:
Certificates of deposits	$11,809	$11,809		$-		$-
Corporate bonds - financial	8,230	-		8,230		-
Corporate bonds - industrial	11,473	-		11,473		-
Corporate bonds - utility	3,274	-		3,274		-
Corporate bonds - international	3,638	-		3,638		-
Total fixed income securities	$38,424	$11,809		$26,615		$-

		Fair Value at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)			Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$6,817	$6,817		$-		$-
Money market fund	12,763	12,763		-		-
Commercial paper	2,000	2,000		-		-
Total cash and cash equivalents	$21,580	$21,580	$		$
Fixed income securities:
Certificates of deposits	$12,843	$12,843		$-		$-
Corporate bonds - financial	9,580	-		9,580		-
Corporate bonds - industrial	10,721	-		10,721		-
Corporate bonds - utility	2,843	-		2,843		-
Corporate bonds - international	4,222	-		4,222		-
Total fixed income securities	$40,209	$12,843		$27,366		$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There have been $435,000 transfers from Level 2 to Level 1 measurements due to the low corporate coupon rate of corporate bonds during the three months ended March 31, 2010.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 7 ~

Note 4. Warrants and Other Non-Current Liabilities

Warrants

As of March 31, 2010, the following warrants to purchase our common stock were outstanding:

	Underlying	Exercise
Description	Shares	Price per Share
Issued to convertible notes investors in November 2004	154,631	$37.00

Gain (loss) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Warrants related to the Notes	$-	$(32)
Warrants related to real estate buyout (1)	-	1
Loss on revaluation of warrants	$-	$(31)

(1) The shares underlying the warrants issued in connection with a real estate buyout transaction in August 2004 were not exercised and expired in July 2009.

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31, 2010	December 31, 2009
	(in thousands)
Restructuring	$452	$155
Deferred maintenance and unearned revenue	1,222	1,444
Other	742	754
Total other non-current liabilities	$2,416	$2,353

~ 8 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2010 and 2009, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of March 31, 2010 and 2009, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2010 or December 31, 2009. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2014. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

As discussed under Note 7 Restructuring Charges, as of May 7, 2010 we have 22,500 square feet of vacant office space that we are actively seeking to sublease.  If we are unable to sublease this space our future expected cash outflows will be approximately $200,000 per quarter until our lease terminates in June 2012.

       A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of March 31, 2010:

Years Ending December 31,	Operating Leases
2010	$1.2
2011	1.5
2012	0.7
2013	0.1
2014	0.1
Total minimum lease payments	$3.6

As of March 31, 2010, we have accrued $0.8 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of March 31, 2010 and December 31, 2009, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 9 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Software licenses	$1,887	$2,852
Consulting services	721	1,263
Maintenance	3,269	3,886
Total revenues	$5,877	$8,001

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended March 31,
	2010	2009
Revenues:
Americas	$3,154	$4,360
Europe	1,709	2,757
Asia/Pacific	1,014	884
Total revenues	$5,877	$8,001

	March 31, 2010	December 31, 2009
Long-Lived Assets:
Americas	$233	$265
Europe	10	12
Asia/Pacific	101	107
Total Company	$344	$384

For the three-month period ended March 31, 2010, none of our customers accounted for more than 10% of our revenues.  For the three-month period ended March 31, 2009, one customer accounted for more than 10% of our revenues.

~ 10 ~

Note 7. Restructuring Charges

The net restructuring charge of $526,000 consists of mainly two elements: 1) a markdown loss of $702,000 for office space in Redwood City, California; and 2) a gain of $176,000 from office space in New York City.

We have leased approximately 22,500 square feet of office space in Redwood City that we previously subleased to Dexterra Inc.   As reported in an 8-K filed in June 2009, Dexterra exercised an early termination option, and we received Dexterra’s last sublease payment in January 2010.   During the quarter ended March 31, 2010, we re-evaluated the estimated restructuring charge for this space, which resulted in an additional charge of $702,000. We are actively seeking a subtenant, while continuing to pay rents and operating expenses for this space.  If we are unable to rent out the space, we will have a cash outflow of approximately $200,000 per quarter until the lease termination in June 2010.   As of May 7, 2010, the space remains vacant.

Our 10-year office lease in New York City expired in March 2010.   This space had been subleased out since 2004.   In connection with the expiration of the sublease, we collected $176,000 more from the subtenant than we had expected, and recorded the excess as a restructuring gain.

        As of March 31, 2010, the total restructuring accrual of $795,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$343	$452	$795

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Years ending December 31,	Total future minimum payments
2010	$255
2011	354
2012	186
2013 and thereafter	-
Total minimum facilities payments	$795

The following table summarizes the activity related to the restructuring plans (in thousands):

	Accrued restructuring costs, beginning	Amounts charged to restructuring costs and other	Amounts paid or written off	Accrued restructuring costs, ending
Three Months Ended March 31, 2010
Lease cancellations and commitments	$399	$742	$(346)	$795

Three Months Ended March 31, 2009
Lease cancellations and commitments	$845	$(2)	$(121)	$722

Note 8. Related Party Transactions

In 2009, we executed a renewal contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   For the three months ended March 31, 2010, we recognized $14,000 in license revenue and we incurred $6,000 in direct costs and expenses relating to this contract.

~ 11 ~

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

    This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. These forward-looking statements are generally identified by words such as "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements, including, but not limited to, statements regarding expectations for working capital requirements, anticipated increases in competition and assumptions regarding the impact of certain products on future revenue, involve risks and uncertainties that could cause our actual results to differ materially from those expressed or implied in the forward-looking statements as a result of certain factors, including those described herein and in our most recently filed Annual Report on Form 10-K and other documents filed with the SEC. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2010 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as disclosed herein.

 Recent Accounting Pronouncements

In October 2009, the FASB issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. We are currently evaluating whether the standard will have any impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosures requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We have provided the additional required disclosures effective January 1, 2010.

Results of Operations

Revenues

    Total revenues decreased 26% during the three months ended March 31, 2010, to $5.9 million, as compared to $8.0 million for the three months ended March 31, 2009.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software Licenses	%	Services	%	Total	%
Three Months Ended:
March 31, 2010
Americas	$1,253	66%	$1,901	48%	$3,154	54%
Europe	305	16%	1,404	35%	1,709	29%
Asia Pacific	329	18%	685	17%	1,014	17%
Total	$1,887	100%	$3,990	100%	$5,877	100%
March 31, 2009
Americas	$2,097	73%	$2,263	44%	$4,360	55%
Europe	597	21%	2,160	42%	2,757	34%
Asia Pacific	158	6%	726	14%	884	11%
Total	$2,852	100%	$5,149	100%	$8,001	100%

    Our revenues declined during the three months ended March 31, 2010 as compared to the same period of 2009.  The decline was primarily due to transitioning our product focus, and the revenue model associated with the products on which we are increasingly focusing.  We are investing heavily in our new product, the Clearvale Enterprise Social Network, while our older products mature.  Clearvale offers Cloud-based subscriptions, with free basic functions.  As a result of this pricing model, we do not anticipate recognizing significant revenues from Clearvale in the near term.

Our more established products produced most of our revenues in the first quarter of 2010.  Software license revenues decreased 34% during the three months ended March 31, 2010, to $1.9 million, as compared to $2.9 million for the three months ended March 31, 2009.  Services revenues consisting of consulting, training and maintenance decreased 22% during the three months ended March 31, 2010, to $4.0 million, as compared to $5.1 million for the three months ended March 31, 2009. Maintenance revenues decreased 15% for the three months ended March 31, 2010, to $3.3 million, as compared to $3.9 million for the three months ended March 31, 2009, due primarily to a decreasing rate of renewal by existing customers.  Consulting and training revenues decreased 42% for the three months ended March 31, 2010, to $0.7 million, as compared to $1.2 million for the three months ended March 31, 2009.  The decrease in consulting revenue roughly corresponded to the decrease in license revenues.

~ 12 ~

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

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  A summary of our cost of revenues is as follows (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2010	%	2009	%
Cost of software licenses	$6	0%	$6	0%
Cost of services	1,589	27%	1,964	25%
Total cost of revenues	$1,595	27%	$1,970	25%
 _______________________
(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses remained unchanged at $6,000 during the three months ended March 31, 2010, as compared to the three months ended March 31, 2009.

    Cost of services decreased 20% during the three months ended March 31, 2010, to $1.6 million, as compared to $2.0 million for the three months ended March 31, 2009.   These decreases are the result of a reduction in consulting expenses and employee related expense resulting from a decrease in services revenue.

Gross margin decreased to 73% during the three months ended March 31, 2010 as compared to 75% for the three months ended March 31, 2009. This decrease is the result of a reduction in revenues.

    A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three Months Ended March 31,
	2010	%	2009	%
Research and development	$2,141	36%	$2,168	27%
Sales and marketing	1,652	28	2,036	25
General and administrative	1,368	23	1,451	18
Restructuring charges / (credits)	526	9	(2)	-
Total operating expenses	$5,687	96%	$5,653	70%
____
(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses were $2.1 million for the three months ended March 31, 2010, as compared to $2.2 million for the three months ended March 31, 2009.   This decrease was the result of reductions in contractor related expenses.

    Sales and marketing expenses decreased 20% during the three months ended March 31, 2010, to $1.7 million, as compared to $2.0 million for the three months ended March 31, 2009.  This decrease was primarily due to decreased variable compensation costs due to lower revenues, and decreased travel and marketing program costs as a result of various cost-cutting measures.

   General and administrative expenses decreased 6% during the three months ended March 31, 2010, to $1.4 million, as compared to $1.5 million for the three months ended March 31, 2009.  These decreases are primarily a result of a reduction in headcount.

  Restructuring charge (credit), net for the three months ended March 31, 2010 was a $526,000 expense, as compared to a credit of $2,000 for the three months ended March 31, 2009.   These changes are primarily due to a charge of $702,000 for the re-evaluation of sublease rental incomes for our Redwood City vacant facilities and the collection in the amount of $176,000 with our former subtenant from our New York City facilities during the quarter ended March 31, 2010.

     Interest income, net decreased 62% for the three months ended March 31, 2010, to $106,000, as compared to $281,000 for the three months ended March 31, 2009.  The decreases are due to a decline in interest rates.

    Loss on revaluation of warrants for the three months ended March 31, 2010 was zero, as compared to a loss of $31,000 for the three months ended March 31, 2009.  These changes are primarily due to fluctuations in our stock price during the relevant periods and the reduction in time to maturity.

   Other loss, net during the three months ended March 31, 2010, was a loss of  $955,000, as compared to a loss of $1,113,000 for the three months ended March 31, 2009.   The losses in both years were primarily due to unrealized losses on our Euro currency rate fluctuation on our Euro cash balance.

      Provision for income taxes expense during the three months ended March 31, 2010, was $15,000, as compared to a provision for income tax expenses of $141,000 for the three months ended March 31, 2009. The provision for the first quarter of 2010 primarily relates to state income tax in various jurisdictions and foreign local income tax.  The provision for the first quarter of 2009 was primarily related to a reserve under Accounting for Uncertainty in Income Taxes, for an ongoing income tax audit of a foreign subsidiary for the tax year ended December 31, 2006.

~ 13 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position on our Condensed Consolidated Balance Sheet. As of March 31, 2010, we had $62.8 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $61.8 million at December 31, 2009. The increase was due primarily to strong collection.

    The majority of our license and subscription revenues for the first quarter of 2010 were generated by our BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, eMerchandising™, CLEAR™ and Clearvale™. We have entered into licensing agreements with new and existing customers, such as the Toshiba, UCPA (Union Nationale des Centres Sportifs de Plein Air), Avant Grade, La Poste, Indian Ministry of Defense - Controller General of Defense Accounts, Gemeente Tilburg, Aeroxchange Ltd., Hong Kong Baptist Hospital, Raytheon, Fidelity Investments, Health Care Services Corp., and several other brand-name global customers.

    We continued to focus on expense control in the first quarter of 2010. Operating expenses for the first quarter of 2010 and 2009 were  $5.7 million. For the three months ended March 31, 2010, net loss was $2.3 million, or $0.51 per diluted share. This compares to net loss of $626,000, or $0.14 per diluted share, for the three months ended March 31, 2009.

The following table represents our liquidity at March 31, 2010 and December 31, 2009 (dollars in thousands):

	March 31, 2010	December 31, 2009
	(unaudited)
Cash and cash equivalents	$24,367	$21,580
Short-term investments	$38,424	$40,209
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$54,293	$55,977
Working capital ratio	4.71	4.70

Cash Provided By (Used For) Operating Activities

Cash provided by operating activities was $0.8 million for the three months ended March 31, 2010, and was mainly attributable to a $2.3 million operating loss, a decrease of $2.4 million in accounts receivables and unearned revenue accounts, and an adjustment for non-cash items such as a $526,000 restructuring charge and $288,000 of stock-based compensation expense.

Cash used for operating activities was $378,000 for the three months ended March 31, 2009. Net cash used for operating activities was due to operating expenses in excess of the cash collections from our customers during this quarter.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $1.8 million for the three months ended March 31, 2010, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.  Cash used for investing activities was $823,000 for the three months ended March 31, 2009. This figure reflects the purchase of $795,000 of short-term investments  and an expenditure of $28,000 for the purchase of property and equipment.

Cash Provided By Financing Activities

Cash provided by financing activities was $117,000 for the three months ended March 31, 2010, primarily consisting of cash received from employees’ purchases of common stock under the Employee Stock Purchase Plan (“Purchase Plan”). Cash provided by financing activities was $142,000 for the three months ended March 31, 2009, primarily consisting of cash received from employees’ purchases of common stock under the Purchase Plan.

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2014. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which has been issued in connection with our facility lease obligation.

~ 14 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2010 and 2009. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2010 we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2010.

Changes in Internal Control over Financial Reporting

    There has been no change in our internal control over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We generate our revenue from licenses of BroadVision e-business solutions, including process, commerce, portal and content management and related products and services. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on increasing acceptance of our current products and on the successful development, introduction and customer acceptance of new and enhanced versions of our products. If new and future versions and updates of our products and services do not gain market acceptance when released commercially, or if we fail to deliver the product enhancements and complementary third party products that customers want, demand for our products and services, and our revenue, may decline. Our future financial performance will also depend on our ability to retain our installed customer base.  When existing customers terminate or fail to renew their relationships with us, often due to budget constraints or competition, we lose recurring maintenance revenue and future “up-sell” opportunities.

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

Traditionally, we have offered perpetual software licenses, which have required customers to be responsible for the IT equipment needed for running BroadVision software.   By comparison, the new Clear and Clearvale products include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  We do not have significant prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   We do not have significant prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale allows customers to use basic functions for free, a business practice that is gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium functions, we may be unable to sustain our Cloud hosting operation economically.

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

~ 16 ~

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2010, we had an accumulated deficit of approximately $1.2 billion.

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

~ 17 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 195 at the end of 2007, 219 at the end of 2008, and 214 at the end of 2009. On March 31, 2010, we had 204 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

~ 18 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the three months ended March 31, 2010, approximately 46% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~ 19 ~

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

If any breach of the security technology embedded in our products or hosted Cloud operation were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce, portal, social networking and enterprise software the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, such as Open SSL, public key cryptography, encryption algorithms RC2 and MD5, digital certificates and HTTPS, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, new hacking methods, security holes in third-party components (such as operating system bugs) or other events or developments could cause a breach of the above measures that we use to protect customer data and identity.

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

~ 20 ~

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

As of March 31, 2010, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 37% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

~ 21 ~

Our stock price has been highly volatile.

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.00 per share to $32.00 per share between March 31, 2008 and March 31, 2010. On May 6, 2010 the closing price of BroadVision common stock was $12.27 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.
Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

BROADVISION, INC.

Date: May 7, 2010	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 7, 2010	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 23 ~

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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