Form 10-Q
period 2010-06-30
BROADVISION INC
filed 2010-08-06
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐ Accelerated filer ☐ Non-accelerated filer (do not check if a smaller reporting company) ☑ Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

    As of July 31, 2010, the registrant had 4,459,761 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2010

SIGNATURES	23

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	June 30,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$28,671	$21,580
Short-term investments	31,961	40,209
Accounts receivable, net of reserves of $154 as of June 30, 2010 and $274 as of December 31, 2009	3,374	7,099
Restricted cash	20	20
Prepaids and other	1,757	2,190
Total current assets	65,783	71,098
Property and equipment, net	299	384
Restricted cash, net of current portion	1,000	1,000
Other assets	247	385
Total assets	$67,329	$72,867
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$826	$788
Accrued expenses	4,943	4,827
Unearned revenue	2,138	2,010
Deferred maintenance	5,404	7,496
Total current liabilities	13,311	15,121
Other non-current liabilities	2,286	2,353
Total liabilities	15,597	17,474
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,460 and 4,433 shares issued and outstanding as of June 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	1,261,063	1,260,257
Accumulated other comprehensive loss	(1,016)	(1,195)
Accumulated deficit	(1,208,315)	(1,203,669)
Total stockholders’ equity	51,732	55,393
Total liabilities and stockholders’ equity	$67,329	$72,867

* Derived from audited consolidated financial statements filed in the Company’s 2009 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Revenues:
Software licenses	$1,676	$3,161	$3,563	$6,013
Services	3,992	5,011	7,982	10,160
Total revenues	5,668	8,172	11,545	16,173
Cost of revenues:
Cost of software licenses	6	14	12	20
Cost of services	1,629	1,959	3,218	3,923
Total cost of revenues	1,635	1,973	3,230	3,943
Gross profit	4,033	6,199	8,315	12,230
Operating expenses:
Research and development	1,900	2,009	4,041	4,177
Sales and marketing	1,854	1,942	3,506	3,978
General and administrative	1,164	1,146	2,532	2,597
Restructuring charge	120	56	646	54
Total operating expenses	5,038	5,153	10,725	10,806
Operating (loss) income	(1,005)	1,046	(2,410)	1,424
Interest income, net	123	203	229	484
Gain (loss) on revaluation of warrants	-	24	-	(7)
Other (loss) income, net	(1,405)	915	(2,360)	(198)
(Loss) income before provision for income taxes	(2,287)	2,188	(4,541)	1,703
Provision for income taxes	(90)	(79)	(105)	(220)
Net (loss) income	$(2,377)	$2,109	$(4,646)	$1,483
Basic (loss) income per share	$(0.53)	$0.48	$(1.04)	$0.34
Diluted (loss) income per share	$(0.53)	$0.48	$(1.04)	$0.34
Shares used in computing:
Weighted average shares-basic	4,456	4,396	4,449	4,389
Weighted average shares-diluted	4,456	4,399	4,449	4,391
Comprehensive (loss) income:
Net (loss) income	$(2,377)	$2,109	$(4,646)	$1,483
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	108	105	179	(373)
Total comprehensive (loss) income	$(2,269)	$2,214	$(4,467)	$1,110

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(4,646)	$1,483
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	84	114
Restructuring charge	646	54
Provision for accounts receivable reserves	47	121
Stock based compensation	538	530
Gain on cost method investments	-	(22)
Loss on sale or abandonment of fixed assets	4	-
Gain on revaluation of warrants	-	7
Changes in operating assets and liabilities:
Accounts receivable	3,678	2,689
Prepaids and other	433	708
Other non-current assets	137	92
Accounts payable and accrued expenses	52	(216)
Restructuring accrual	(335)	(225)
Unearned revenue and deferred maintenance	(1,964)	(4,165)
Other noncurrent liabilities	(276)	(353)
Net cash (used for) provided by operating activities	(1,602)	817
Cash flows from investing activities:
Purchase of property and equipment	(2)	(41)
Proceeds from sale of cost method investments	-	22
Purchases of short term investments	(20,516)	(27,334)
Maturities of short term investments	28,764	17,950
Net cash provided by (used for) investing activities	8,246	(9,403)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	268	273
Net cash provided by financing activities	268	273
Effect of exchange rates on cash and cash equivalents	179	(373)
Net increase (decrease) in cash and cash equivalents	7,091	(8,686)
Cash and cash equivalents at beginning of period	21,580	52,884
Cash and cash equivalents at end of period	$28,671	$44,198
Supplemental information of noncash financing and investing activities:
Retirement of fully depreciated property and equipment	$692	$3

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2010 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June 30, 2010 and 2009 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2009 Annual Report on Form 10-K filed with the SEC on March 5, 2010.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and six months ended June 30, 2010 and 2009:

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Cost of services	$25,753	$27,822	$56,583	$56,180
Research and development	78,376	87,050	165,734	189,769
Sales and marketing	77,542	62,505	162,201	114,990
General and administrative	67,744	91,310	153,258	168,899
	$249,415	$268,687	$537,776	$529,838

~ 4 ~

Earnings Per Share Information

Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 619,000 and 637,000 potential common shares excluded from the determination of diluted net (loss) income per share for the three months ended June 30, 2010 and 2009, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. There were 594,000 and 667,000 potential common shares excluded from the determination of diluted net (loss) income per share for the six months ended June 30, 2010 and 2009, respectively, as the effect of including each share would be anti-dilutive because the per-share strike price of the option under which the share would be issued exceeds the current market price. The following table sets forth the basic and diluted net (loss) income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Net (loss) income	$(2,377)	$2,109	$(4,646)	$1,483
Weighted-average common shares outstanding used to compute basic (loss) income per share	4,456	4,396	4,449	4,389
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	3	-	2
Total weighted-average common and common equivalent shares outstanding used to compute diluted (loss) income per share	4,456	4,399	4,449	4,391
Basic (loss) income per share	$(0.53)	$0.48	$(1.04)	$0.34
Diluted (loss) income per share	$(0.53)	$0.48	$(1.04)	$0.34

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operation.

Foreign Currency Translations

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other (loss) income, net in the Condensed Consolidated Statements of Operations. For the six-month periods ended June 30, 2010 and 2009, the foreign currency translation adjustment gain (loss) was $179,000 and ($373,000), respectively.  These amounts are included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets (see below).

Comprehensive  (Loss) Income

Comprehensive (loss) income includes net (loss) income and other comprehensive gain (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive (loss) income is presented in the accompanying Condensed Consolidated Statements of Operations.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2009	$(1,195)
Net change during period	179
Balance, June 30, 2010	$(1,016)

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Furniture and fixtures	$521	$548
Computers and software	3,916	3,956
Leasehold improvements	594	1,275
	5,031	5,779
Less accumulated depreciation and amortization	(4,732)	(5,395)
	$299	$384

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2010	2009

Employee benefits	$1,028	$1,033
Commissions and bonuses	849	975
Sales and other taxes	722	743
Income tax and tax contingency reserves	100	75
Restructuring	346	244
Customer advances	86	81
Royalties	1,086	1,086
Other	726	590
Total accrued expenses	$4,943	$4,827

~ 6 ~

Note 3.  Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on an exit price as defined by the FASB guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of June 30, 2010 and December 31, 2009 (in thousands) are as follows:

		Fair Value at Reporting Date Using

	June 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$20,092	$20,092	$-	$-
Money market fund	8,579	8,579	-	-
Commercial paper	-	-	-	-
Total cash and cash equivalents	$28,671	$28,671	$-	$-
Fixed income securities:
Certificates of deposits	$9,073	$9,073	$-	$-
Corporate bonds - financial	6,504	-	6,504	-
Corporate bonds - industrial	7,448	-	7,448	-
Corporate bonds - utility	4,328	-	4,328	-
International bonds - industrial	3,596	-	3,596	-
International bonds - utility	1,012	-	1,012	-
Total fixed income securities	$31,961	$9,073	$22,888	$-

		Fair Value at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)			Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$6,817	$6,817		$-		$-
Money market fund	12,763	12,763		-		-
Commercial paper	2,000	2,000		-		-
Total cash and cash equivalents	$21,580	$21,580	$		$
Fixed income securities:
Certificates of deposits	$12,843	$12,843		$-		$-
Corporate bonds - financial	9,580	-		9,580		-
Corporate bonds - industrial	10,721	-		10,721		-
Corporate bonds - utility	2,843	-		2,843		-
Corporate bonds - international	4,222	-		4,222		-
Total fixed income securities	$40,209	$12,843		$27,366		$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There have been $3,800,000 of transfers from Level 2 to Level 1 measurements due to the low corporate coupon rate of corporate bonds during the six months ended June 30, 2010.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 7 ~

Note 4. Warrants and Other Non-Current Liabilities

Warrants

Gain (loss) on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Warrants related to the convertible notes (1)	$-	$24	$-	$(8)
Warrants related to real estate buyout (2)	-	-	-	1
Gain (loss) on revaluation of warrants and change in value of derivatives	$-	$24	$-	$(7)

(1)	The warrants issued to convertible notes investors in November 2004 were not exercised and expired in May 2010.
(2)	The shares underlying the warrants issued in connection with a real estate buyout transaction in August 2004 were not exercised and expired in July 2009.

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	June 30,	December 31,
	2010	2009
	(in thousands)
Restructuring	$363	$155
Deferred maintenance and unearned revenue	1,217	1,444
Other	706	754
Total other non-current liabilities	$2,286	$2,353

~ 8 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2010 and 2009, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we have not recorded any liabilities for these agreements as of June 30, 2010 and 2009, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2010 or December 31, 2009. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2014. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

As discussed under Note 7, Restructuring Charges, as of August 6, 2010 we have 22,500 square feet of vacant office space that we are actively seeking to sublease.  If we are unable to sublease this space our future expected cash outflows will be approximately $200,000 per quarter until our lease terminates in June 2012.

       A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of June 30, 2010:

Operating
Years ending December 31,	Leases
2010	$0.8
2011	1.5
2012	0.7
2013	0.1
2014 and thereafter	0.1
Total minimum facilities payments	$3.2

As of June 30, 2010, we have accrued $0.7 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

   As of June 30, 2010 and December 31, 2009, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 9 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Software licenses	$1,676	$3,161	$3,563	$6,013
Consulting services	1,269	1,322	1,990	2,585
Maintenance	2,723	3,689	5,992	7,575
Total revenues	$5,668	$8,172	$11,545	$16,173

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009
Revenues:
Americas	$2,532	$4,944	$5,686	$9,304
Europe	1,976	2,475	3,685	5,232
Asia/Pacific	1,160	753	2,174	1,637
Total revenues	$5,668	$8,172	$11,545	$16,173

	June 30,	December 31,
	2010	2009
Long-Lived Assets:
Americas	$198	$265
Europe	7	12
Asia/Pacific	94	107
Total long-lived assets	$299	$384

For the three-month and six-month periods ended June 30, 2010, none of our customers accounted for more than 10% of our revenues.  For the three-month and six-month periods ended June 30, 2009, one customer accounted for more than 10% of our revenues.

~ 10 ~

Note 7. Restructuring Charges

The net restructuring charge of $646,000 for the six months ended June 30, 2010 consists of mainly two elements from the quarter ended March 31, 2010: 1) a markdown loss of $702,000 for office space in Redwood City, California; and 2) a gain of $176,000 from office space in New York City.

        We have leased approximately 22,500 square feet of office space in Redwood City that we previously subleased to Dexterra Inc.   As reported in an 8-K filed in June 2009, Dexterra exercised an early termination option, and we received Dexterra’s last sublease payment in January 2010.   During the quarter ended March 31, 2010, we re-evaluated the estimated restructuring charge for this space, which resulted in an additional charge of $702,000. We are actively seeking a subtenant, while continuing to pay rents and operating expenses for this space.  If we are unable to rent out the space, we will have a cash outflow of approximately $200,000 per quarter until the lease termination in June 2012.

Our 10-year office lease in New York City expired in March 2010.   This space had been subleased out since 2004.   In connection with the expiration of the sublease, we collected $176,000 more from the subtenant than we had expected, and recorded the excess as a restructuring gain.

As of June 30, 2010, the total restructuring accrual of $709,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$346	$363	$709

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Total Future
Minimum
Years ending December 31,	Payments
2010	$169
2011	354
2012	186
2013 and thereafter	-
Total minimum facilities payments	$709

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended June 30, 2010
Lease cancellations and commitments	$795	$120	$(206)	$709

Three Months Ended June 30, 2009
Lease cancellations and commitments	$722	$56	$(104)	$674

Six Months Ended June 30, 2010
Lease cancellations and commitments	$399	$646	$(336)	$709

Six Months Ended June 30, 2009
Lease cancellations and commitments	$845	$54	$(225)	$674

Note 8. Related Party Transactions

In 2009 and 2010, we renewed a contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   For the three and six months ended June 30, 2010, we recognized $26,000 and $40,000 in license revenue relating to this contract, respectively. For the three and six months ended June 30, 2010, we incurred $2,000 and $8,000 in direct costs and expenses relating to these renewals, respectively.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2010 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as disclosed herein.

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

Results of Operations

Revenues

    Total revenues decreased 30% during the three months ended June 30, 2010, to $5.7 million, as compared to $8.2 million for the three months ended June 30, 2009.   Total revenues decreased 29% during the six months ended June 30, 2010, to $11.5 million, as compared to $16.2 million for the six months ended June 30, 2009.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
June 30, 2010
Americas	$870	52%	$1,662	42%	$2,532	45%
Europe	685	41%	1,291	32%	1,976	35%
Asia Pacific	121	7%	1,039	26%	1,160	20%
Total	$1,676	100%	$3,992	100%	$5,668	100%
June 30, 2009
Americas	$2,709	86%	$2,235	45%	$4,944	60%
Europe	394	12%	2,081	41%	2,475	30%
Asia Pacific	58	2%	695	14%	753	10%
Total	$3,161	100%	$5,011	100%	$8,172	100%

Six Months Ended:
June 30, 2010
Americas	$2,123	59%	$3,563	44%	$5,686	49%
Europe	990	28%	2,695	34%	3,685	32%
Asia Pacific	450	13%	1,724	22%	2,174	19%
Total	$3,563	100%	$7,982	100%	$11,545	100%
June 30, 2009
Americas	$4,806	80%	$4,498	44%	$9,304	58%
Europe	991	16%	4,241	42%	5,232	32%
Asia Pacific	216	4%	1,421	14%	1,637	10%
Total	$6,013	100%	$10,160	100%	$16,173	100%

        Our revenues declined during the six months ended June 30, 2010 as compared to the same period of 2009.  The decline is primarily due to transitioning our product focus.  We are in the process of shifting to a revenue model that reflects the products on which we are increasingly focusing.  We are investing heavily in our new product, the Clearvale Enterprise Social Network (“Clearvale”), while our older products mature.  Clearvale offers Cloud-based subscriptions, with free basic functions.  Because of how recently we launched Clearvale and as a result of this new pricing model, we do not anticipate recognizing significant revenues from Clearvale in the near term.

Our more established products produced most of our revenues in the first two quarters of 2010.  Revenues from these products have decreased as compared to 2009 primarily for two reasons: 1) as these products mature, the number of potential new customers and expansion opportunities has continued to decrease, and 2) our increasing focus on Clearvale has reduced the share of our sales and marketing resources that we allocate to our established products.  Software license revenues decreased 45% during the three months ended June 30, 2010, to $1.7 million, as compared to $3.1 million for the three months ended June 30, 2009.  Software license revenues decreased 40% during the six months ended June 30, 2010, to $3.6 million, as compared to $6.0 million for the six months ended June 30, 2009.  Services revenues consisting of consulting, training and maintenance decreased 20% during the three months ended June 30, 2010, to $4.0 million, as compared to $5.0 million for the three months ended June 30, 2009.  Services revenues consisting of consulting, training and maintenance decreased 21% during the six months ended June 30, 2010, to $8.0 million, as compared to $10.1million for the six months ended June 30, 2009.  Maintenance revenues decreased 27% for the three months ended June 30, 2010, to $2.7 million, as compared to $3.7 million for the three months ended June 30, 2009.  Maintenance revenues decreased 20% fo r the six months ended June 30, 2010, to $6 million, as compared to $7.5 million for the six months ended June 30, 2009, due primarily to a decreasing rate of renewal by existing customers.  Consulting and training revenues remained unchanged for the three months ended June 30, 2010, at $1.3 million, as compared to  the three months ended June 30, 2009.  Consulting and training revenues decreased 20% for the six months ended June 30, 2010, to $2 million, as compared to $2.5 million for the six months ended June 30, 2009.  The decrease in consulting revenue roughly corresponded to the decrease in license revenues.

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

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  A summary of our cost of revenues is as follows (dollars in thousands, unaudited):

	Three Months Ended June 30,				Six Months Ended June 30,
	2010	%(1)	2009	%(1)	2010	%(1)	2009	%(1)
Cost of software licenses	$6	0%	$14	0%	$12	0%	$20	0%
Cost of services	1,629	29%	1,959	24%	3,218	28%	3,923	24%
Total cost of revenues	$1,635	29%	$1,973	24%	$3,230	28%	$3,943	24%
____________________
(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses decreased 57% to $6,000 during the three months ended June 30, 2010, as compared to $14,000 for the three months ended June 30, 2009.

   Cost of software licenses decreased 40% to $12,000 during the six months ended June 30, 2010, as compared to $20,000 for the six months ended June 30, 2009.  Cost of services decreased 20% during the three months ended June 30, 2010, to $1.6 million, as compared to $2.0 million for the three months ended June 30, 2009.

  Cost of services decreased 18% during the six months ended June 30, 2010, to $3.2 million, as compared to $3.9 million for the six months ended June 30, 2009.   These decreases are the result of a reduction in consulting expenses and employee related expense resulting from a decrease in services revenue.

Gross margin decreased to 71% during the three months ended June 30, 2010 as compared to 76% for the three months ended June 30, 2009. Gross margin decreased to 72% during the six months ended June 30, 2010 as compared to 76% for the six months ended June 30, 2009.  These decreases are the result of the change in mix of revenues.

    A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three Months Ended				Six Months Ended
	June 30,				June 30,
	2010	%(1)	2009	%(1)	2010	%(1)	2009	%(1)
Research and development	$1,900	33%	$2,009	24%	$4,041	35%	$4,177	26%
Sales and marketing	1,854	33%	1,942	24%	3,506	30%	3,978	25%
General and administrative	1,164	21%	1,146	14%	2,532	22%	2,597	16%
Restructuring charges	120	2%	56	1%	646	6%	54	0%
Total operating expenses	$5,038	89%	$5,153	63%	$10,725	93%	$10,806	67%

(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses were $1.9 million for the three months ended June 30, 2010, as compared to $2.0 million for the three months ended June 30, 2009.   Research and development expenses were $4.0 million for the six months ended June 30, 2010, as compared to $4.2 million for the six months ended June 30, 2009.  This decrease was the result of reductions in contractor related expenses.

    Sales and marketing expenses remain unchanged at $1.9 million for the three months ended June 30, 2010 and 2009.  Sales and marketing expenses decreased 12% during the six months ended June 30, 2010, to $3.5 million, as compared to $4.0 million for the six months ended June 30, 2009.  This decrease was primarily due to decreased variable compensation costs due to lower revenues and as a result of various cost-cutting measures.

   General and administrative expenses remain unchanged at $1.1 million for the three months ended June 30, 2010 and 2009.  General and administrative expenses were $2.5 million for the six months ended June 30, 2010, as compared to $2.6 million for the six months ended June 30, 2009.  These decreases are primarily a result of a reduction in headcount.

  Restructuring charges for the three months ended June 30, 2010 were $120,000 compared to $56,000 for the three months ended June 30, 2009.  Restructuring charge for the six months ended June 30, 2010 was a $646,000 expense compared to $54,000 for the six months ended June 30, 2009.   These changes are primarily due to a $702,000 charge for the re-evaluation of sublease rental incomes for our Redwood City vacant facilities, offset by the collection  of $176,000 from our former subtenant from our New York City facilities during the quarter ended March 31, 2010.

    Interest income, net decreased 39% for the three months ended June 30, 2010, to $123,000, as compared to $203,000 for the three months ended June 30, 2009.. Interest income, net decreased 53% for the six months ended June 30, 2010, to $229,000, as compared to $484,000 for the six months ended June 30, 2009.  The decreases are due to a decline in interest rates.

    Gain (loss) on revaluation of warrants for the three months ended June 30, 2010 was zero, as compared to a gain of $24,000 for the three months ended June 30, 2009.  Loss on revaluation of warrants for the six months ended June 30, 2010 was zero, as compared to a loss of $7,000 for the six months ended June 30, 2009.  These changes are primarily due to fluctuations in our stock price during the relevant periods and the reduction in time to maturity.

   Other (loss) income, net during the three months ended June 30, 2010, was a loss of  $1,405,000, as compared to an income of $915,000 for the three months ended June 30, 2009.  Other (loss) income, net during the six months ended June 30, 2010, was a loss of  $2,360,000, as compared to a loss of $198,000 for the six months ended June 30, 2009.  The period over period changes were primarily due to unrealized losses or income from currency rate fluctuations on our Euro cash balance.  Additionally, the quarter ended June 30, 2009, included a reversal of royalty accrual of $290,000 due to the expiration of the statute of limitations for any claim to the royalty.

 Provision for income taxes expense during the three months ended June 30, 2010, was $90,000, as compared to a provision for income tax expenses of $79,000 for the three months ended June 30, 2009. Provision for income taxes expense during the six months ended June 30, 2010, was $105,000, as compared to a provision for income tax expenses of $220,000 for the six months ended June 30, 2009.  The provision for 2010 primarily relates to foreign income tax and an income tax reserve for uncertain income tax positions.  The provision for 2009 was primarily related to a reserve, for an ongoing income tax audit of a foreign subsidiary for the tax year ended December 31, 2006 and for Alternative Minimum Taxes calculated for Federal purposes.

~ 13 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position on our Condensed Consolidated Balance Sheet. As of June 30, 2010, we had $60.6 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $61.8 million at December 31, 2009. The decrease was due primarily to decreased sales of our products in 2010.

        The majority of our license and subscription revenues for the second quarter of 2010 were generated by our BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, and Clearvale™ solutions. In the quarter we have entered into licensing agreements with new and existing customers, such as Mobile Telecommunications Company K.S.C. (on behalf of the ZAIN Group of Companies), Indian Railway Catering and Tourism Corporation, Synaptics, Department of Defense in India, Fortinet, Centro Nazionale Trapianti (National Transplant Center in Italy), BSkyB, Honeywell, Healthcare BCBS, Rockwell Collins, Raytheon, Boeing, Lockheed Martin, Northrop Grumman, State of Wisconsin, Solar Turbines, Bobst SA DMS, SOS Software, EADS Deutschland GmbH,  and several other brand-name global customers.

   We continued to focus on expense control in the second quarter of 2010.  Operating expenses for the second quarter of 2010 were $5.0 million, as compared to $5.2 million for the second quarter of 2009.  For the three months ended June 30, 2010, net loss was $2.3 million, or $0.53 per diluted share. This compares to net income of $2.1 million, or $0.48 per diluted share, for the three months ended June 30, 2009.

 The following table represents our liquidity at June 30, 2010 and December 31, 2009 (dollars in thousands):

	June 30,	December 31,
	2010	2009

Cash and cash equivalents	$28,671	$21,580
Short-term investments	$31,961	$40,209
Restricted cash, current portion	$20	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$52,472	$55,977
Working capital ratio	4.94	4.70

Cash (Used For) Provided By Operating Activities

Cash used for operating activities was $1.6 million for the six months ended June 30, 2010, and was mainly attributable to a $4.6 million operating loss, a decrease of $2.0 million in unearned revenue accounts offset by the collection of $3.7 million of accounts receivable, and an adjustment for non-cash items such as a $646,000 restructuring charge and $538,000 of stock-based compensation expense.

 Cash provided by operating activities was $817,000 for the six months ended June 30, 2009. Net cash provided by operating activities was mainly due to operating profit and an additional $600,000 of cash received from our subtenant relating to the early settlement and termination of the sublease during this quarter.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $8.2 million for the six months ended June 30, 2010, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.  Cash used for investing activities was $9.4 million for the six months ended June 30, 2009. This figure reflects the purchase of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $268,000 for the six months ended June 30, 2010, primarily consisting of cash received in connection with employees' exercise of stock options granted under the 2000 Equity Incentive Plan, as amended and purchases of common stock under the Employee Stock Purchase Plan, as amended.  Cash provided by financing activities was $273,000 for the six months ended June 30, 2009, primarily consisting of cash received in employees’ purchases of common stock.

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

~ 14 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2010 and 2009. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of June 30, 2010 we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2010.

Changes in Internal Control over Financial Reporting

        There has been no change in our internal control over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of June 30, 2010, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 195 at the end of 2007, 219 at the end of 2008, and 214 at the end of 2009. On June 30, 2010, we had 189 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

We derive a significant portion of our revenue from our operations outside North America. In the six months ended June 30, 2010, approximately 51% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of June 30, 2010, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 37% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.52 per share to $25.00 per share between June 30, 2008 and June 30, 2010. On August 5, 2010 the closing price of BroadVision common stock was $10.65 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

BROADVISION, INC.

Date: August 6, 2010	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: August 6, 2010	By:	/s/ Shin-Yuan Tzou
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