Form 10-Q
period 2010-09-30
BROADVISION INC
filed 2010-11-09
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Yes ☐ No ☑

         As of October 31, 2010, the registrant had 4,469,418 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2010

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements	1
	Condensed Consolidated Balance Sheets at September 30, 2010 and December 31, 2009 (unaudited)	1
	Condensed Consolidated Statements of Operations and Comprehensive Income (Loss) for the three and nine months ended September 30, 2010 and 2009 (unaudited)	2
	Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2010 and 2009 (unaudited)	3
	Notes to Condensed Consolidated Financial Statements (unaudited)	4
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations	12
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	15
Item 4.	Controls and Procedures	15

PART II.	OTHER INFORMATION	15

Item 1.	Legal Proceedings	15
Item 1A.	Risk Factors	16
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	22
Item 3.	Defaults Upon Senior Securities	22
Item 5.	Other Information	22
Item 6.	Exhibits	22

SIGNATURES	23

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30,	December 31,
	2010	2009
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$32,772	$21,580
Short-term investments	29,132	40,209
Accounts receivable, net of reserves of $122 as of September 30, 2010 and $274 as of December 31, 2009	3,225	7,099
Restricted cash	-	20
Prepaids and other	1,769	2,190
Total current assets	66,898	71,098
Property and equipment, net	266	384
Restricted cash, net of current portion	1,000	1,000
Other assets	332	385
Total assets	$68,496	$72,867
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$689	$788
Accrued expenses	5,154	4,827
Unearned revenue	1,963	2,010
Deferred maintenance	4,473	7,496
Total current liabilities	12,279	15,121
Other non-current liabilities	2,592	2,353
Total liabilities	14,871	17,474
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,469 and 4,433 shares issued and outstanding as of September 30, 2010 and December 31, 2009, respectively	-	-
Additional paid-in capital	1,261,457	1,260,257
Accumulated other comprehensive loss	(999)	(1,195)
Accumulated deficit	(1,206,833)	(1,203,669)
Total stockholders’ equity	53,625	55,393
Total liabilities and stockholders’ equity	$68,496	$72,867

* Derived from audited consolidated financial statements filed in the Company’s 2009 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Revenues:
Software licenses	$1,380	$2,663	$4,943	$8,676
Services	3,805	4,879	11,787	15,039
Total revenues	5,185	7,542	16,730	23,715
Cost of revenues:
Cost of software licenses	4	6	16	26
Cost of services	1,569	1,784	4,787	5,707
Total cost of revenues	1,573	1,790	4,803	5,733
Gross profit	3,612	5,752	11,927	17,982
Operating expenses:
Research and development	1,738	2,169	5,779	6,346
Sales and marketing	1,887	2,024	5,393	6,002
General and administrative	1,160	1,006	3,692	3,603
Restructuring charge (credit)	98	(4)	744	50
Total operating expenses	4,883	5,195	15,608	16,001
Operating (loss) income	(1,271)	557	(3,681)	1,981
Interest income, net	90	117	319	601
Gain on revaluation of warrants	-	154	-	147
Other income, net	2,907	867	547	669
Income (loss) before provision for income taxes	1,726	1,695	(2,815)	3,398
(Provision) benefit for income taxes	(244)	104	(349)	(116)
Net income (loss)	$1,482	$1,799	$(3,164)	$3,282
Basic income (loss) per share	$0.33	$0.41	$(0.71)	$0.75
Diluted income (loss) per share	$0.33	$0.41	$(0.71)	$0.75
Shares used in computing:
Weighted average shares-basic	4,463	4,415	4,454	4,397
Weighted average shares-diluted	4,464	4,435	4,454	4,400
Comprehensive income (loss):
Net income (loss)	$1,482	$1,799	$(3,164)	$3,282
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	17	(256)	196	(629)
Total comprehensive income (loss)	$1,499	$1,543	$(2,968)	$2,653

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
(Unaudited)

	Nine Months Ended September 30,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(3,164)	$3,282
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	124	162
Restructuring charge	744	50
Provision for receivable reserves	25	27
Stock based compensation	857	882
Gain on sale of cost method investments	(1,322)	(22)
Gain on revaluation of warrants	-	(147)
Changes in operating assets and liabilities:
Accounts receivable	3,849	4,798
Prepaids and other	441	747
Other non-current assets	52	68
Accounts payable and accrued expenses	128	(464)
Restructuring accrual	(527)	(338)
Unearned revenue and deferred maintenance	(3,070)	(7,091)
Other noncurrent liabilities	121	(402)
Net cash (used for) provided by operating activities	(1,742)	1,552
Cash flows from investing activities:
Purchase of property and equipment	(4)	(63)
Proceeds from sale of cost method investments	1,322	22
Purchase of short term investments	(32,463)	(46,477)
Maturities of short term investments	43,540	28,387
Net cash provided by (used for) investing activities	12,395	(18,131)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	343	409
Net cash provided by financing activities	343	409
Effect of exchange rates on cash and cash equivalents	196	(629)
Net increase (decrease) in cash and cash equivalents	11,192	(16,799)
Cash and cash equivalents at beginning of period	21,580	52,884
Cash and cash equivalents at end of period	$32,772	$36,085

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2010 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission (the “SEC”) on March 5, 2010, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2010 and 2009 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2009 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2009 Annual Report on Form 10-K filed with the SEC on March 5, 2010.

      The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2010 or any future interim period. The Condensed Consolidated Financial Statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2010 and 2009:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Cost of services	$35,174	$36,247	$91,757	$92,427
Research and development	112,230	136,105	277,964	325,874
Sales and marketing	72,689	78,253	234,890	193,243
General and administrative	99,142	101,114	252,400	270,013
	$319,235	$351,719	$857,011	$881,557

~ 4 ~

 Earnings Per Share Information

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 682,000 and 462,000 potential common shares excluded from the determination of diluted net income (loss) per share for the three months ended September 30, 2010 and 2009, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. There were 620,000 and 622,000 potential common shares excluded from the determination of diluted net income (loss) per share for the nine months ended September 30, 2010 and 2009, respectively, as the effect of including each share would be anti-dilutive because the per-share strike price of the option under which the share would be issued exceeds the current market price. The following table sets forth the basic and diluted net income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Net income (loss)	$1,482	$1,799	$(3,164)	$3,282
Weighted-average common shares outstanding used to compute basic income (loss) per share	4,463	4,415	4,454	4,397
Weighted-average common equivalent shares from outstanding common stock options and warrants	1	20	-	3
Total weighted-average common and common equivalent shares outstanding used to compute diluted income (loss) per share	4,464	4,435	4,454	4,400
Basic income (loss) per share	$0.33	$0.41	$(0.71)	$0.75
Diluted income (loss) per share	$0.33	$0.41	$(0.71)	$0.75

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operations.

Foreign Currency Translations

During fiscal 2004, we changed the functional currencies of all foreign subsidiaries from the U.S. dollar to the local currency of the respective countries. Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Operations. For the nine-month periods ended September 30, 2010 and 2009, the foreign currency translation adjustment gain (loss) was $196,000 and ($629,000), respectively.  These amounts are included in accumulated other comprehensive loss in the Condensed Consolidated Balance Sheets (see below).

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive gain (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive income (loss) is presented in the accompanying Condensed Consolidated Statements of Operations.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2009	$(1,195)
Net change during period	196
Balance, September 30, 2010	$(999)

~ 5 ~

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the authoritative revenue recognition guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis.  We are currently evaluating whether the standard will have any significant impact on our Condensed Consolidated Financial Statements.

In January 2010, the FASB issued new accounting guidance related to the disclosure requirements for fair value measurements and provides clarification for existing disclosure requirements. More specifically, this update will require (a) an entity to disclose separately the amounts of significant transfers in and out of Levels 1 and 2 fair value measurements and to describe the reasons for the transfers; and (b) information about purchases, sales, issuances and settlements to be presented separately (i.e. present the activity on a gross basis rather than net) in the reconciliation for fair value measurements using significant unobservable inputs (Level 3 inputs). This guidance clarifies existing disclosure requirements for the level of disaggregation used for classes of assets and liabilities measured at fair value and requires disclosures about the valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements using Level 2 and Level 3 inputs. The new disclosures and clarifications of existing disclosure are effective for fiscal years beginning after December 15, 2009, except for the disclosure requirements related to the purchases, sales, issuances and settlements in the rollforward activity of Level 3 fair value measurements. Those disclosure requirements are effective for fiscal years ending after December 31, 2010. We have provided the additional required disclosures effective January 1, 2010.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Property and equipment consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Computers and software	$3,942	3,956
Furniture and fixtures	546	548
Leasehold improvements	605	1,275
Total Property and Equipment	5,093	5,779
Less accumulated depreciation	(4,827)	(5,395)
Property and Equipment, net	$266	$384

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2010	2009

Employee benefits	$942	$1,033
Commissions and bonuses	783	975
Sales and other taxes	705	743
Income tax and tax contingency reserves	315	75
Restructuring	344	244
Customer advances	86	81
Royalties	1,086	1,086
Other	893	590
Total accrued expenses	$5,154	$4,827

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September 30, 2010 and December 31, 2009 (in thousands) are as follows:

		Fair Value at Reporting Date Using

	September 30, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)

Cash and cash equivalents:
Cash	$23,670	$23,670	$-	$-
Money market fund	9,102	9,102	-	-
Total cash and cash equivalents	$32,772	$32,772	$-	$-
Fixed income securities:
Certificates of deposits	$10,494	$10,494	$-	$-
Corporate bonds - financial	6,078	-	6,078	-
Corporate bonds - industrial	4,963	-	4,963	-
Corporate bonds - utility	2,783	-	2,783	-
International bonds - financial	256	-	256	-
International bonds - industrial	3,553	-	3,553	-
International bonds - utility	1,005	-	1,005	-
Total fixed income securities	$29,132	$10,494	$18,638	$-

		Fair Value at Reporting Date Using

	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)

Cash and cash equivalents:
Cash	$6,817	$6,817	$-	$-
Money market fund	12,763	12,763	-	-
Commercial paper	2,000	2,000	-	-
Total cash and cash equivalents	$21,580	$21,580	$-	$-
Fixed income securities:
Certificates of deposits	$12,843	$12,843	$-	$-
Corporate bonds - financial	9,580	-	9,580	-
Corporate bonds - industrial	10,721	-	10,721	-
Corporate bonds - utility	2,843	-	2,843	-
International bonds - industrial	4,222	-	4,222	-
Total fixed income securities	$40,209	$12,843	$27,366	$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There has been $7,862,000 of transfers from Level 2 to Level 1 measurements.  Maturing holdings in bonds were not renewed due to the low corporate coupon rate of corporate bonds during the nine months ended September 30, 2010 and were thus converted back to cash.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 7 ~

Note 4. Warrants and Other Non-Current Liabilities

Warrants

Gain on the revaluation of warrants were recorded as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Warrants related to the convertible notes (1)	$-	$154	$-	$146
Warrants related to real estate buyout (2)	-	-	-	1
Gain on revaluation of warrants and change in value of derivatives	$-	$154	$-	$147

(1)	The warrants issued to convertible notes investors in November 2004 were not exercised and expired in May 2010.
(2)	The shares underlying the warrants issued in connection with a real estate buyout transaction in August 2004 were not exercised and expired in July 2009.

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	September 30,	December 31,
	2010	2009
	(in thousands)
Restructuring	$272	$155
Deferred maintenance and unearned revenue	1,547	1,444
Other	773	754
Total other non-current liabilities	$2,592	$2,353

~ 8 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2010 and 2009, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the quarter ended September 30, 2010, we entered into a litigation settlement agreement with one customer that resulted in a payment of a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement.  We have recorded this credit as an operating expense and liability as of September 30, 2010.  There were no such agreements that we recorded as  liability as of September 30, 2009.

        We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2010 or December 31, 2009. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2014. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

As discussed under Note 7, Restructuring Charges, as of November 9, 2010 we have 22,500 square feet of vacant office space that we are actively seeking to sublease.  If we are unable to sublease this space our future expected cash outflows will be approximately $200,000 per quarter until our lease terminates in June 2012.

       A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of September 30, 2010:

Operating
Years ending December 31,	Leases
2010	$0.4
2011	1.4
2012	0.7
2013	0.2
2014 and thereafter	0.2
Total minimum facilities payments	$2.9

As of September 30, 2010, we have accrued $0.6 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

   As of September 30, 2010 and December 31, 2009, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 9 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009
Software licenses	$1,380	$2,663	$4,943	$8,676
Consulting services	1,016	1,258	3,006	3,843
Maintenance	2,789	3,621	8,781	11,196
Total revenues	$5,185	$7,542	$16,730	$23,715

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months ended		Nine Months ended
	September 30,		September 30,
	2010	2009	2010	2009
Revenues:
Americas	$2,527	$3,787	$8,213	$13,090
Europe	1,644	2,921	5,329	8,153
Asia/Pacific	1,014	834	3,188	2,472
Total revenues	$5,185	$7,542	$16,730	$23,175

	September 30,	December 31,
	2010	2009
Long-Lived Assets:
Americas	$170	$265
Europe	6	12
Asia/Pacific	90	107
Total long-lived assets	$266	$384

For the three and nine-month periods ended September 30, 2010, none of our customers accounted for more than 10% of our revenues.  For the three and nine-month periods ended September 30, 2009, one customer accounted for 12% of our revenues.

~ 10 ~

Note 7. Restructuring Charges

The net restructuring charge of $744,000 for the nine months ended September 30, 2010 consists of a $702,000 charge resulting from a sublease income assumption adjustment made in the quarter ended March 31, 2010 for our vacant Redwood City, California facilities and a $218,000 charge related to rent payments made by us for the quarter ending September 30, 2010 resulting from our inability to sublease the facilities in the period, offset by the collection of $176,000 from our former subtenant from our New York City facilities during the quarter ended March 31, 2010.

 We have leased approximately 22,500 square feet of office space in Redwood City that we previously subleased to Dexterra Inc.   As reported in an 8-K filed in June 2009, Dexterra exercised an early termination option, and we received Dexterra’s last sublease payment in January 2010.   During the quarter ended March 31, 2010, we re-evaluated the estimated restructuring charge for this space, which resulted in an additional charge of $702,000. We are actively seeking a subtenant, while continuing to pay rent and operating expenses for this space.  If we are unable to rent out the space, we will have a cash outflow of approximately $200,000 per quarter until the lease termination in June 2012.

Our 10-year office lease in New York City expired in March 2010.   This space had been subleased out since 2004.   In connection with the expiration of the sublease, we collected $176,000 more from the subtenant than we had expected, and recorded the excess as a restructuring gain.

As of September 30, 2010, the total restructuring accrual of $616,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$344	$272	$616

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Total Future
Minimum
Years ending December 31,	Payments
2010	$95
2011	341
2012 and thereafter	180
Total minimum facilities payments	$616

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended September 30, 2010
Lease cancellations and commitments	$709	$98	$(191)	$616

Three Months Ended September 30, 2009
Lease cancellations and commitments	$674	$(4)	$(112)	$558

Nine Months Ended September 30, 2010
Lease cancellations and commitments	$399	$744	$(527)	$616

Nine Months Ended September 30, 2009
Lease cancellations and commitments	$845	$50	$(337)	$558

Note 8. Related Party Transactions

In 2009 and 2010, we renewed a contract with a third party in which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   For the three and nine months ended September 30, 2010, we recognized $26,000 and $66,000 in license revenue relating to this contract, respectively. For the three and nine months ended September 30, 2010, we incurred $3,000 and $11,000 in direct costs and expenses relating to these renewals, respectively.

Note 9. Proceeds from Sale of Cost Method Investment

During the current quarter, we received a total of $1.3 million in cash from the August 2010 sale of a company in which we held a partial ownership interest in and which we accounted for under the cost method. We originally invested $2.0 million in 2000 in what was then a startup company, and subsequently wrote down the investment’s carrying value to $0 in 2002 due to other-than-temporary decline in the fair market value of the investment at that time.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2010 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2009, other than as disclosed herein.

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

Results of Operations

Revenues

    Total revenues decreased 31% during the three months ended September 30, 2010, to $5.2 million, as compared to $7.5 million for the three months ended September 30, 2009.   Total revenues decreased 30% during the nine months ended September 30, 2010, to $16.7 million, as compared to $23.7 million for the nine months ended September 30, 2009.  A summary of our revenues by geographic region is as follows (dollars in thousands, unaudited):

	Software
	Licenses	%	Services	%	Total	%
Three Months Ended:
September 30, 2010
Americas	$936	68%	$1,591	42%	$2,527	48%
Europe	302	22%	1,342	35%	1,644	32%
Asia Pacific	142	10%	872	23%	1,014	20%
Total	$1,380	100%	$3,805	100%	$5,185	100%
September 30, 2009
Americas	$1,608	60%	$2,179	45%	$3,787	50%
Europe	969	36%	1,952	41%	2,921	39%
Asia Pacific	86	4%	748	14%	834	11%
Total	$2,663	100%	$4,879	100%	$7,542	100%

Nine Months Ended:
September 30, 2010
Americas	$3,059	62%	$5,154	44%	$8,213	49%
Europe	1,292	26%	4,037	34%	5,329	32%
Asia Pacific	592	12%	2,596	22%	3,188	19%
Total	$4,943	100%	$11,787	100%	$16,730	100%
September 30, 2009
Americas	$6,413	74%	$6,677	44%	$13,090	56%
Europe	1,960	23%	6,193	41%	8,153	34%
Asia Pacific	303	3%	2,169	15%	2,472	10%
Total	$8,676	100%	$15,039	101%	$23,715	100%

        Our revenues declined during the nine months ended September 30, 2010 as compared to the same period of 2009.  The decline is primarily due to transitioning our product focus.   We are investing heavily in our new product, the Clearvale Enterprise Social Network (“Clearvale”), while our older products mature.  Clearvale offers Cloud-based subscriptions, with free basic functions.  Because of how recently we launched Clearvale and as a result of this new pricing model, we do not anticipate recognizing significant revenues from Clearvale in the near term.

Our more established products produced most of our revenues for the first nine months of 2010.  Revenues from these products have decreased as compared to the first nine months of 2009 primarily for two reasons: 1) as these products mature, the number of potential new customers and expansion opportunities has continued to decrease, and 2) our increasing focus on Clearvale has reduced the share of our sales and marketing resources that we allocate to our established products.  Software license revenues decreased 48% during the three months ended September 30, 2010, to $1.4 million, as compared to $2.7 million for the three months ended September 30, 2009.  Software license revenues decreased 44% during the nine months ended September 30, 2010, to $4.9 million, as compared to $8.7 million for the nine months ended September 30, 2009.  Services revenues consisting of consulting, training and maintenance decreased 22% during the three months ended September 30, 2010, to $3.8 million, as compared to $4.9 million for the three months ended September 30, 2009.  Services revenues consisting of consulting, training and maintenance decreased 21% during the nine months ended September 30, 2010, to $11.8 million, as compared to $15.0 million for the nine months ended September 30, 2009.  Maintenance revenues decreased 22% for the three months ended September 30, 2010, to $2.8 million, as compared to $3.6 million for the three months ended September 30, 2009.  Maintenance revenues decreased 21% for the nine months ended September 30, 2010, to $8.8 million, as compared to $11.2 million for the nine months ended September 30, 2009, due primarily to a decreasing rate of renewal by existing customers.  Consulting and training revenues decreased 23% for the three months ended September 30, 2010, at $1.0 million, as compared to $1.3 million for the three months ended September 30, 2009.  Consulting and training revenues decreased 21% for the nine months ended September 30, 2010, to $3.0 million, as compared to $3.8 million for the nine months ended September 30, 2009.  The decrease in consulting revenue roughly corresponded to the decrease in license revenues.

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

Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  A summary of our cost of revenues is as follows (dollars in thousands, unaudited):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2010	%(1)	2009	%(1)	2010	%(1)	2009	%(1)
Cost of software licenses	$4	-%	$6	-%	$16	-%	$26	-%
Cost of services	1,569	30%	1,784	24%	4,787	29%	5,707	24%
Total cost of revenues	$1,573	30%	$1,790	24%	$4,803	29%	$5,733	24%
___________________
(1)	Expressed as a percent of total revenues for the period indicated.

Cost of software licenses decreased 33% to $4,000 during the three months ended September 30, 2010, as compared to $6,000 for the three months ended September 30, 2009.  Cost of software licenses decreased 38% to $16,000 during the nine months ended September 30, 2010, as compared to $26,000 for the nine months ended September 30, 2009.

Cost of services decreased 11% during the three months ended September 30, 2010, to $1.6 million, as compared to $1.8 million for the three months ended September 30, 2009.  Cost of services decreased 16% during the nine months ended September 30, 2010, to $4.8 million, as compared to $5.7 million for the nine months ended September 30, 2009.   These decreases are the result of a reduction in consulting expenses and employee related expense resulting from a decrease in services revenue.

Gross margin decreased to 70% during the three months ended September 30, 2010 as compared to 76% for the three months ended September 30, 2009. Gross margin decreased to 71% during the nine months ended September 30, 2010 as compared to 76% for the nine months ended September 30, 2009.  These decreases are the result of our product transition.

        A summary of operating expenses, including as a percentage of total revenues, is set forth in the following table (dollars in thousands, unaudited):

	Three Months Ended				Nine Months Ended
	September 30,				September 30,
	2010	%(1)	2009	%(1)	2010	%(1)	2009	%(1)
Research and development	$1,738	34%	$2,169	29%	$5,779	35%	$6,346	27%
Sales and marketing	1,887	36%	2,024	27%	5,393	32%	6,002	25%
General and administrative	1,160	22%	1,006	13%	3,692	22%	3,603	15%
Restructuring charges	98	2%	(4)	-%	744	4%	50	0%
Total operating expenses	$4,883	94%	$5,195	69%	$15,608	93%	$16,001	67%

(1)	Expressed as a percent of total revenues for the period indicated.

    Research and development expenses were $1.7 million for the three months ended September 30, 2010, as compared to $2.2 million for the three months ended September 30, 2009.   Research and development expenses were $5.8 million for the nine months ended September 30, 2010, as compared to $6.3 million for the nine months ended September 30, 2009.  This decrease was the result of reductions in headcounts and contractor related expenses.

    Sales and marketing expenses were $1.9 million for the three months ended September 30, 2010, as compared to $2.0 million for the three months ended September 30, 2009.  Sales and marketing expenses decreased 10% during the nine months ended September 30, 2010, to $5.4 million, as compared to $6.0 million for the nine months ended September 30, 2009.  This decrease was primarily due to decreased variable compensation costs due to lower revenues and as a result of various cost-cutting measures.

   General and administrative expenses increased 20% for the three months ended September 30, 2010, as compared to $1.0 million for the three months ended September 30, 2009.  General and administrative expenses were $3.7 million for the nine months ended September 30, 2010, as compared to $3.6 million for the nine months ended September 30, 2009.  These increases are primarily a result of higher legal expenses resulting from the negotiation of a settlement agreement.

  Restructuring charge (credit) for the three months ended September 30, 2010 were $98,000 compared to a credit of $4,000 for the three months ended September 30, 2009.  Restructuring charge for the nine months ended September 30, 2010 was a $744,000 expense compared to a charge of $50,000 for the nine months ended September 30, 2009.   The net restructuring charge of $744,000 for the nine months ended September 30, 2010 consists of a $702,000 charge resulting from a sublease income assumption adjustment made in the quarter ended March 31, 2010 for our vacant Redwood City, California facilities and a $218,000 charge related to rent payments made by us for the quarter ending September 30, 2010 resulting from our inability to sublease the facilities in the period, offset by the collection of $176,000 from our former subtenant from our New York City facilities during the quarter ended March 31, 2010.

    Interest income, net decreased 23% for the three months ended September 30, 2010, to $90,000, as compared to $117,000 for the three months ended September 30, 2009.  Interest income, net decreased 47% for the nine months ended September 30, 2010, to $319,000, as compared to $601,000 for the nine months ended September 30, 2009.  The decreases are due to a decline in interest rates.

    Gain on revaluation of warrants for the three months ended September 30, 2010 was zero, as compared to a gain of $154,000 for the three months ended September 30, 2009.  Gain on revaluation of warrants for the nine months ended September 30, 2010 was zero, as compared to a gain of $147,000 for the nine months ended September 30, 2009.  All warrants have expired as of September 30, 2010.  These changes are primarily due to fluctuations in our stock price during the relevant periods and the reduction in time to maturity.

   Other income, net during the three months ended September 30, 2010, was income of  $2,907,000, as compared to income of $867,000 for the three months ended September 30, 2009.   For the quarter ended September 30, 2010, other income, net included a return of capital $1,322,000 from a cost method investment written off in 2002. The remaining change was primarily due to unrealized gain from currency rate fluctuations on our Euro cash and short-term investment balance in this quarter.  Other income, net during the nine months ended September 30, 2010, was income of  $547,000, as compared to income of $669,000 for the nine months ended September 30, 2009.  For the nine months ended September 30, 2009, the change was primarily due to unrealized loss on foreign exchange transactions.

 (Provision) benefit for income taxes expense during the three months ended September 30, 2010, was a provision of income tax expense of $244,000, as compared to a benefit for income tax expenses of $104,000 for the three months ended September 30, 2009. Provision for income taxes expense during the nine months ended September 30, 2010, was $349,000, as compared to a provision for income tax expenses of $116,000 for the nine months ended September 30, 2009.  The provision for 2010 primarily relates to foreign income tax, true up of Federal, States and Foreign income tax returns, and an income tax reserve for uncertain income tax positions.  The provision for 2009 was primarily related to a reserve for an ongoing income tax audit of a foreign subsidiary for the tax year ended December 31, 2006 and for Alternative Minimum Taxes calculated for Federal purposes.

~ 13 ~

Liquidity and Capital Resources

Overview

     We continue to maintain a strong cash position on our Condensed Consolidated Balance Sheet. As of September 30, 2010, we had $61.9 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $61.8 million at December 31, 2009. The increase was due primarily to $1.3 million in cash received from returned capital, offset by decreased sales.  This  investment was fully written off to other expenses in 2002 due to an other-than-temporary decline in the fair market value at that time.  In August 2010, a third party acquired the company in which we had made an equity investment and distributed $1.3 million to us.  We may receive up to an additional $769,000 from this transaction, which is in an escrow account for up to two years, subject to certain contingencies of the acquisition, which will be recorded as other income upon receipt.

            The majority of the third quarter license and subscription revenue was generated from the Company's BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, and Clearvale™ solutions. Revenue during the quarter was generated from sales to both new and existing customers such as Iberia Airlines, Zain Group, Synaptics, Honeywell, Healthcare BCBS, Rockwell Collins, Raytheon, Boeing, Lockheed Martin, Northrop Grumman, State of Wisconsin, Solar Turbines, Bobst SA DMS, SOS Software, EADS Deutschland GmbH, and several other brand-name global customers.

   We continued to focus on expense control in the third quarter of 2010.  Operating expenses for the third quarter of 2010 were $4.9 million, as compared to $5.2 million for the third quarter of 2009.  For the three months ended September 30, 2010, net income was $1.5 million, or $0.33 per diluted share. This compares to net income of $1.8 million, or $0.41 per diluted share, for the three months ended September 30, 2009.

 The following table represents our liquidity at September 30, 2010 and December 31, 2009 (dollars in thousands):

	September 30,	December 31,
	2010	2009

Cash and cash equivalents	$32,772	$21,580
Short-term investments	$29,132	$40,209
Restricted cash, current portion	$-	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$54,619	$55,977
Working capital ratio	5.45	4.70

Cash (Used For) Provided By Operating Activities

Cash used for operating activities was $1.7 million for the nine months ended September 30, 2010, and was mainly attributable to a $3.2 million net loss offset by a gain of $1.3 million from an investment we had previously written off using the cost method of investment accounting, a decrease of $3.0 million in unearned revenue accounts offset by the collection of $3.8 million of accounts receivable, and an adjustment for non-cash items such as a $0.8 million of stock-based compensation expense.

 Cash provided by operating activities was $1.6 million for the nine months ended September 30, 2009, and was mainly attributable to a $3.3 million operating profit (excluding restructuring charges and revaluation of warrants), a decrease of $2.3 million in accounts receivables and unearned revenue accounts, and an additional $600,000 of cash received from our subtenant relating to the early settlement and termination of the sublease during the second quarter of 2009.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $12.4 million for the nine months ended September 30, 2010, primarily related to the net maturities of short-term investments in bonds and certificates of deposit and return of capital received from a prior written-off cost-method investment.  Cash used for investing activities was $18.1 million for the nine months ended September 30, 2009. This figure reflects the purchase of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $343,000 for the nine months ended September 30, 2010, primarily consisting of cash received in connection with employees' exercise of stock options granted under the 2000 Equity Incentive Plan, as amended and purchases of common stock under the Employee Stock Purchase Plan, as amended.  Cash provided by financing activities was $409,000 for the nine months ended September 30, 2009, primarily consisting of cash received from employees’ purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2014. A total of $1.0 million of restricted cash on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which has been issued in connection with our facility lease obligation.

~ 14 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2010 and 2009. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2010 we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2010.

Changes in Internal Control over Financial Reporting

           There has been no change in our internal control over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

PART II. OTHER INFORMATION

Item 1. Legal Proceedings

 We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operations.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September 30, 2010, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 195 at the end of 2007, 219 at the end of 2008, and 214 at the end of 2009. On September 30, 2010, we had 181 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and our anticipated cash flows from operations and subleases through at least December 31, 2011. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the nine months ended September 30, 2010, approximately 52% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of September 30, 2010, Dr. Pehong Chen, our Chairman and CEO, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.52 per share to $18.75 per share between September 30, 2008 and September 30, 2010. On November 8, 2010 the closing price of BroadVision common stock was $12.99 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

BROADVISION, INC.

Date: November 9, 2010	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

Date: November 9, 2010	By:	/s/ Shin-Yuan Tzou
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