Form 10-K
period 2010-12-31
BROADVISION INC
filed 2011-03-04
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2010
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
Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

         As of June 30, 2010, based on the closing sales price as quoted by the NASDAQ, 2,066,419 shares of Common Stock, having an aggregate market value of approximately $24,590,386 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

    As of February 28, 2011, the registrant had 4,481,688 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in June 2011 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2010

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, BroadVision One-To-One, Interleaf and Interleaf Xtreme are our U.S. registered trademarks.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

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

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and enterprise social networks. As of December 31, 2010, we had licensed our products to about 500 companies - including Baker Hughes, Epson, Fiat, W.W. Grainger, Hilti, Iberia, Indian Railways Catering and Tourism Company, SINA, Sony, U.S. Navy, Vodafone and Xerox.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2010, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

In February 2006, we announced a subscription-rights offering to existing stockholders. The primary purpose of the rights offering was to allow the holders of BroadVision common stock an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the price afforded to our Chief Executive Officer, founder and largest stockholder, Dr. Pehong Chen, in connection with a transaction in which we issued shares to Dr. Chen in exchange for the cancellation of notes he held.  The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 1.5 million shares, resulting in $15.8 million in net proceeds for us. Then we reduced our total number of authorized shares of common stock from 80,000,000 to 11,200,000 in February 2007. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.

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

                 Our principal executive offices are located at 1600 Seaport Boulevard, Suite 550, North Building, Redwood City, CA 94063. Our telephone number is  (650) 331-1000. Our website address is www.broadvision.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the Securities and Exchange Commission's website (www.sec.gov) directly to our reports. The contents of our website are not incorporated by reference into this report.

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

Software Products

Our primary product offerings are software solutions. We also offer a toolkit, framework and library for extending our solutions. Our offerings have the following advantages:

•	Track record -- Proven solutions and methodologies from over 1,000 implementations and 17 years of experience.
•	Agility, extensibility and configurability -- Integrated tools for rapidly creating e-business applications with modular out-of-the-box capabilities and custom development.
•	Scalability -- Advanced load balancing and multi-layered caching for high concurrent users and transactions.
•	Personalization -- Session and event-based observations for dynamic and targeted navigation.
•
Secure transaction processing -- A wide range of commercial functions including order processing, discount, incentive, tax computation, shipping and handling charges, payment processing and order tracking.

•
Multi-platform -- Support for major operating systems (Linux, Solaris, Windows, HP-UX, and AIX), application servers (WebLogic, WebSphere and Jboss) and databases (Oracle, Sybase, IBM, mySQL and SQL Server).

•	Low total cost of ownership -- Support for open source platforms in additional to commercial platforms.
•	Cloud -- Hosted SaaS (Software-as-a-Service) with our recent products, Clearvale and Clear, for allowing customers to access enterprise-quality software without traditional IT overhead.

~1 ~

Solutions

1.
Business Agility Suite is a portal that provides personalized views of information and processes from diverse internal, external and legacy sources.  It supports collaboration both inside and outside the enterprise.  It manages web content throughout its lifecycle: creation, review, approval, version control, deployment, distribution and audit trail.

2.
Commerce Agility Suite is our e-commerce system for transacting business on the web, from lead generation, navigation, category management, incentive, shopping cart, order execution, to customer care.  It supports both Business-to-Business (B2B) and Business-to-Consumer (B2C) commerce.  Additionally, it has the full capabilities of our Business Agility Suite.

3.
Clearvale is our new enterprise social network solution, aimed at revolutionizing enterprise knowledge flows.  Beyond individual social networks, it organizes multiple social networks into ecosystems, and manages them coherently.  It has three variations.  Clearvale Express is free, for entry-level capabilities; Clearvale Enterprise is for full capabilities.  We operate these two variations as SaaS over Cloud.   The third variation, Clearvale PaasPort is a platform for partners who want to resell and operate our enterprise social network solution.

4.
Clear, formerly named CHRM, is a collaborative human resources management system.  It is a SaaS-based human resources management system solution developed by our subsidiary BroadVision OnDemand, headquartered in Beijing, China, using our Kukini toolkit and Kona framework.  It facilitates collaboration by members of a customer’s organization in each phase of the HR management life cycle.

5.
QuickSilver is a high-end publishing system for large and complex documents.  Some typical uses are aircraft manuals, weapon system manuals and massive customizable insurance policies.   It supports multiple output formats, such as HTML, PDF and Postscript.  It also includes a complete XML authoring environment.

Developer Toolkit: Kukini

Kukini is a visual workbench for designing, implementing and deploying e-business applications rapidly.  It facilitates effective collaboration of people with different skills.  Its resulting applications run with a customer's J2EE application environment of choice, and leverage our Kona framework and services library.

Framework: Kona

Kona is the common J2EE-based infrastructure underlying our Business Agility Suite, Commerce Agility Suite and Clear solutions.  It provides a standard-based and portable environment across many operating systems, application servers and databases.  It comes with rich APIs, schemas and utilities needed for building scalable and robust e-business applications.  It allows modular services to be easily added and configured, for extension and integration with other systems.  We often refer to Kukini and Kona together as K2.

Library of Services

These services are modular building blocks that extend the capabilities of our Kona framework.   Some of the services are pre-packaged into our Business Agility Suite, Commerce Agility Suite and Clear.
a.	Portal Services for organizing and presenting information with navigation hierarchy, content categorization, personalization, and plugable portlets for integration.
b.	Commerce Services for transacting business on the web with catalog management, pricing, shopping cart, checkout and order management capabilities.
c.	Process Services for transforming people-intensive processes and collaborations into web-based self-service applications rapidly.
d.	Content Services for managing web content throughout its lifecycle: creation, review, approval, version control, deployment, distribution and audit trail.
e.	Staging Services for moving content from multiple development environments to production environment.
f.	eMerchandising for creating, managing, implementing, tracking and analyzing sophisticated sales discounts and incentives. It can be used with BroadVision or non-BroadVision e-commerce websites.
g.	Search for full-text and field searching of online content and referenced external files with relevance ranking. It also supports query searches using a broad spectrum of search operators.

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

~2 ~

Customers

As of December 31, 2010, we had licensed our products to about 500 companies. For the year ended December 31, 2010, no customer accounted for more than 10% of our total revenues.  For the year ended December 2009, one customer in the retail industry accounted for more than 10% of our total revenues. At December 31, 2010, two customers in the foreign travel and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance.  At December 31, 2009, one customer in the medical device industry accounted for more than 10% of our accounts receivable balance. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2010, our direct sales organization included 28 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.

Offices for our Europe region are located in France, Italy, and the United Kingdom.

Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, and Japan. We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2010, approximately 51% of our revenues were derived from international sales. In the twelve months ended December 31, 2009, approximately 45% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2010, 5 employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

~3 ~

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
•
other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as  EscalateRetail, IBM Corporation, Microsoft, Oracle and SAP.

•	other vendors of ESN platforms or solutions, such as Microsoft’s SharePoint, Jive Software, blueKiwi and Salesforce Chatter.
•	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

•	depth and breadth of functionality offered;
•	availability of knowledgeable developers;
•	time required for application deployment;
•	reliance on industry standards;
•	product reliability;
•	proven track record;
•	scalability;
•	maintainability;
•	product quality;
•	price; and
•	technical support.

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

Employees

As of December 31, 2010, we employed a total of 169 full-time employees, of whom 80 are based in North America, 22 in Europe and 67 in Asia. Of these full-time employees, 33 are in sales and marketing, 80 are in product development, 31 are in global services and client support, and 25 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

~4 ~

Executive Officers

                   Our executive officers and their ages and positions as of December 31, 2010 are in the table below.

Name	Age	Position
Pehong Chen	53	Chairman, President and Chief Executive Officer
Shin-Yuan Tzou	53	Chief Financial Officer

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

We released BroadVision 8.1 in 2007, CHRM*360 in 2008 (which was upgraded and renamed to Clear in 2009), BroadVision 8.2 in 2009 and Clearvale in 2009.  We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation and marketing. Particularly in difficult economic times when companies are more likely to be managing spending, potential new customers may delay spending decisions and our existing customers may determine that the BroadVision products and services they currently use are sufficient for their purposes, or that the added benefit from these new offerings is not sufficient to merit the additional cost.  As a result we may need to decrease our prices or develop modifications.  Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.  A failure to operate profitably would significantly harm our business.

We have recently introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision offers perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The new Clear and Clearvale products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  BroadVision does not have significant prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision does not have significant prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale offers customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

~5 ~

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2010, we had an accumulated deficit of approximately $1.2 billion.

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

~6 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 214 at the end of 2009. On December 31, 2010, we had 169 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

~7 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2010, approximately 51% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~8 ~

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

We rely in part on technology that we license from third parties or we obtain from open sources, including relational database management systems from Oracle, Microsoft and MySQL object request broker software from IONA Technologies PLC, J2EE from Oracle, JBoss application server from open source, and others. The loss or malfunction of any third-party technology could harm our business. We integrate or sublicense third-party technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology from Open SSL. Third-party technology might not continue to be available to us on commercially reasonable terms, or at all. Moreover, third-party technology may contain defects that we cannot control. Problems with third-party technology could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed or obtained, and integrated. Delays in introducing our products and services could adversely affect our results of operations.

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

~9 ~

We are subject to foreign currency exchange risk.

  A total of 51% and 45% our fiscal year 2010 and 2009 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 29% of our cash and cash equivalents as well as investments are denominated in foreign currencies. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in  Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2010, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.81 per share to $18.00 per share between January 1, 2009 and December 31, 2010. On December 31, 2010 the closing price of BroadVision common stock was $12.50 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 2. PROPERTIES

As of December 31, 2010, we leased approximately 72,275 square feet of office space, of which approximately 73% was in the United States. We occupied or subleased 69% of our leased office space as of December 31, 2010.

                In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center in Redwood City, California. Our worldwide headquarters at Pacific Shores Center occupies approximately 27,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We subleased the remaining approximately 22,500 square feet to our subtenant Dexterra Inc., effective on January 8, 2007.   In May 2009, we received written notice from Dexterra Inc. exercising its right of early termination of the sublease , which grants us a right to receive payment of a termination fee equal to three months’ base rent, effective January 7, 2010. We did not find a subtenant as of December 31, 2010.  Further details related to our restructuring charges and activities are provided in Note 7 – Restructuring in the Notes to our Consolidated Financial Statements.

Our additional leased domestic facilities include an office located in Waltham, MA, which is primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Paris, France; Reading, UK; Milan, Italy; Tokyo, Japan; Beijing, China; and Bangalore, India.

We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business. We believe that suitable additional space will be available to accommodate any necessary or currently anticipated expansion of our operations.

~10 ~

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

ITEM 4. RESERVED

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until our delisting on March 8, 2006, our common stock had been quoted on the NASDAQ National Market. From March 8, 2006 to May 24, 2007, our common stock was quoted on the Pink Sheets®. From May 25, 2007 to October 24, 2008, our common stock was trading on the OTC Bulletin Board. Effective as of the open of trading on October 27, 2008, we effected a one-for-twenty-five reverse split of our common stock.  Effective as of November 10, 2008, we have transferred the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Global Market under the trading symbol "BVSN".  The following table shows high and low sale prices per share of our common stock as reported on the NASDAQ Global Market:

	High	Low
Fiscal Year 2010
First Quarter	$14.50	$12.60
Second Quarter	14.25	11.61
Third Quarter	12.21	9.86
Fourth Quarter	13.80	9.81
Fiscal Year 2009
First Quarter	14.50	9.91
Second Quarter	16.27	12.25
Third Quarter	16.66	12.35
Fourth Quarter	18.00	13.22

 As of February 28, 2011, there were 79 record holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 3, 2011, the last sale price reported on the NASDAQ Global Market for BroadVision common stock was $13.00 per share.

              We have never declared or paid cash dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

~11 ~

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

Overview

          Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and Enterprise Social Networks. As of December 31, 2010, we had licensed our products to about 500 companies - including Baker Hughes, Epson, Fiat, W.W. Grainger, Hilti, Iberia, Indian Railways Catering and Tourism Company, SINA, Sony, U.S. Navy, Vodafone, and Xerox.

Our objective is to further our position as a global supplier of web-based, self-service applications. This will require us to continue to build new functionality into our applications that offer our customers a compelling value proposition to license our products rather than design and build custom solutions.

We generate revenue from fees for licenses of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; (2) the number of CPUs utilized by the machines on which the product is installed; or (3) usage of SaaS (Software-as-a-Service), a software model in which vendors host software that customers access remotely. Payment terms are generally 30 days from the date the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

From 2001 to 2005, we incurred significant losses and negative cash flows from operations. In fiscal years 2004 and 2005, we incurred significant cash usage related to the termination of excess real estate obligations, certain reductions in workforce and the execution and subsequent termination of an acquisition agreement.

We generated net income in year 2006, 2007 and 2009; and net loss in year 2008 and 2010. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations in 2010 faced three major challenges: severe worldwide recession, continued consolidation of the enterprise software industry, and maturity of our major revenue-generating products.  Consequently, revenues declined significantly as compared to previous years.  We managed these challenges by: rigorously controlling costs; diligently caring for and serving our installed base to improve customer loyalty; and heavily investing in new products, most notably the cloud-based Clearvale Enterprise Social Network.   We made important progresses with Clearvale in 2010, including (1) in research and development, (2) general availability of new versions of Clearvale SaaS, and (3) channel development.  Clearvale did not generate material revenue in 2010.  It will take time for revenue from sales of Clearvale to grow.

We strive to anticipate changes in the demand for our services, and manage our costs appropriately.  As part of our budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process is intended to allow us to adjust our cost structures to changing market needs, competitive landscapes and economic factors.

Company Structure

In February 2006, we announced a subscription rights offering to existing stockholders. The primary purpose of the rights offering was to allow the holders of BroadVision common stock on the record date an opportunity to further invest in BroadVision in order to maintain their proportionate interest in BroadVision common stock, at the same price per share as the per share price afforded to our Chief Executive Officer, founder and largest stockholder, Dr. Pehong Chen, in connection with a transaction in which we issued shares to Dr. Chen in exchange for the cancellation of notes he held. The rights offering expired on November 28, 2006. Eligible participants exercised rights to purchase 1.5 million shares, resulting in $15.8 million in net proceeds. We deregistered the shares not sold in the rights offering and subject to the registration statement we filed in connection with the rights offering.  Then we reduced our total number of authorized shares of common stock from 80,000,000 to 11,200,000 in February 2007. Dr. Chen's ownership was approximately 39% as a result of closing the rights offering in the fourth quarter of 2006. As of December 31, 2010, Dr. Chen's ownership was approximately 36%.

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

~12 ~

Change in Filer Status

Commencing with this annual report on Form 10-K, we are filing as a "smaller reporting company" (as defined in Rule 12b-2 of the Securities Exchange Act of 1934, as amended) because our public float was below the required threshold as of the last business day of our second fiscal quarter of 2010. As a result of becoming a smaller reporting company, we are not required to provide an attestation report of our registered public accounting firm regarding our internal control over financial reporting.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and estimated effects on results of operations and financial condition, which is incorporated herein by reference.

Critical Accounting Policies, Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to receivable reserves, stock-based compensation, investments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and customer training. We generally charge fees for licenses of our software products either based on the number of persons using the product or based on the number of CPUs on which the product is installed. Licenses for software for which fees are charged based upon the number of persons using the product include licenses for development use and licenses for use by registered users of the customer's website (deployment use). Licenses for software for which fees are charged on a per-CPU basis differentiate between development and deployment usage. Our revenue recognition policies comply with Accounting Standards Codification™ ("ASC") 985-605, Software: Revenue Recognition ("ASC 985-605"), and Staff Accounting Bulletin ("SAB") 104, Revenue Recognition ("SAB 104"). We apply the separation criteria in ASC 605-25, Revenue Recognition: Multiple-Element Arrangements ("ASC 605-25"), to determine whether our arrangements with multiple deliverables should be treated as separate units of accounting. ASC 605-25 indicates that revenue recognized for any multiple-element contract is to be allocated to each element of the arrangement based on the relative fair value of each element. The determination of the fair value of each element is based on our analysis of objective evidence from comparable sales of the individual element.

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

We recognize revenue using the residual method pursuant to the requirements of ASC 985-605. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on vendor-specific objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  We have not yet adopted Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements ("ASU 2009-13"), and do not expect the adoption to have a material impact on our Consolidated Financial Statements.  We will apply ASU 2009-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011.  We have not yet determined the effect on our Consolidated Financial Statements if any, upon the adoption of ASU 2009-13.

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

Our consulting services, which consist of consulting, maintenance and training, are delivered through the Worldwide E-Business Solution Organization ("WebSo").   The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

~13 ~

Receivable Reserves

              Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2010, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

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

Further details related to our Stock Benefit Plans and our adoption of ASC 718-10 are provided in Note 8 – Stockholders' Equity (Deficit) in the Notes to our Consolidated Financial Statements.

Restructuring

Through December 31, 2010, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) lease termination costs and/or costs associated with permanently vacating our facilities; and (ii) other incremental costs incurred as a direct result of the restructuring plan. We account for each of these costs in accordance with ASC 420-10, Exit or Disposal of Cost Obligations ("ASC 420-10 ").

    Excess Facilities Costs.   We account for excess facilities costs as follows:

•
For exit or disposal activities, we account for lease termination and/or abandonment costs in accordance with ASC 420-10, which requires that a liability for such costs be recognized and measured initially at fair value on the cease use date of the facility.

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring. In determining the charges related to the restructurings to date, the majority of estimates made by management have related to charges for excess facilities. In determining the charges for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates have related to the timing and extent of future sublease income in which to reduce our lease obligations. We based our estimates of sublease income, in part, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors. We have recorded the low-end of a range of assumptions modeled for restructuring charges.  Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We will review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates.

Further details related to our Restructuring charges and activities are provided in Note 7 – Restructuring in the Notes to our Consolidated Financial Statements.

~14 ~

Statements of Operations as a Percent of Total Revenues

       The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Year Ended December 31,
	2010		2009
Revenues:
Software licenses	29%		36%
Services	71		64
Total revenues	100		100
Cost of revenues:
Cost of software licenses	-		-
Cost of services	29		24
Total cost of revenues	29		24
Gross profit	71		76
Operating expenses:
Research and development	33		28
Sales and marketing	33		26
General and administrative	20		15
Restructuring charges, net	4		-
Total operating expenses	90		69
Operating (loss) income	(19)		7
Other income	7		5
(Loss) income before income taxes	(12)		12
Income taxes (expense) benefit	(1)		-
Net (loss) income	(13	) %	12%

Results of Operations

Revenues.     License revenue from the sales of software licenses for December 31, 2010 was $6.4 million, down $4.8 million, or 42% from $11.2 million the prior year. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $14.9 million for the year ended 2009, down 24%, to $11.4 million for the year ended December 31, 2010.  Consulting revenue, which is generally related to services in connection with our licensed software, declined by $1 million, or 20%, from $5.0 million for the year ended December 31, 2009, to $4.0 million for the year ended December 31, 2010.  The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses for the year ended December 31, 2010 decreased $11,000, or 35%, on a year-over-year basis. The decrease was roughly proportional to the decrease of  license revenue.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $7.5 million for the year ended December 31, 2009, down $1.2 million, or 16%, to $6.3 million for the year ended December 31, 2010. This decrease was mainly due to our overall cost control efforts in response to lower revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $8.6 million for the year ended 2009, down $1.3 million, or 15%, to $7.3 million for the year ended 2010. This decrease was mainly due to our overall cost control efforts in response to lower revenues.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses decreased $0.8 million, or 11% in 2010 compared to 2009.  The decrease was mainly due to our overall cost control efforts in response to lower revenues, offset by increased marketing expenditures related to Clearvale.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses in 2010 and year 2009 were relatively flat around $4.5 million.

Restructuring charges, net.   The restructuring charges include charges for excess facilities and were recorded under the provisions of ASC 420-10.  During 2010 our net restructuring charge of $850,000 consisted of a $607,000 charge resulting from a sublease income assumption adjustment for our vacant Redwood City, California facilities and a $419,000 charge related to rent payments made by us resulting from our inability to sublease the facilities in the period, offset by the collection of $176,000 from our former subtenant from our New York City facilities.  During 2009 we recorded a restructuring charge of $71,000 relating to our facilities in Redwood City, California and New York, New York.  This is the result of the recalculation of our restructuring liability due to the early termination of our sublease in our Redwood City facility.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $404,000 in interest income from our cash and cash equivalents as well as short-term investment balances in 2010.  Due to a decline in interest rates, our interest income decreased by $307,000 in 2010 as compared to 2009.

Income from revaluation of warrants. Income from revaluation of warrants in 2010 was zero.  All warrants have expired as of September 30, 2010. Income from revaluation of warrants in 2009 included $155,000 from the revaluation of the warrants issued in connection with senior subordinated secured convertible notes we issued in November 2004 and a real estate transaction in August 2004.

    Other income, net.   Other income, net increased from $528,000 in 2009 to $1,234,000 in 2010. In 2010, other income, net included a return of capital of $1,322,000 from a cost method investment written off in 2002, a reversal of royalty liability accrual of $1,086,000 due to the expiration of the statue of limitations in December 2010, and an unrealized loss of $1,320,000 from currency rate fluctuations on our Euro cash and short-term investments. In 2009, other income, net was primarily a result of unrealized currency rate fluctuations on our Euro assets.

Income taxes.   We recorded income tax provisions (benefits) of $263,000 and ($27,000) for the years ended December 31, 2010 and 2009, respectively. The tax provision from 2010 was primarily due to a true up of Federal tax liability for the 2009 tax year, the foreign provision for the 2010 tax year, and the income tax reserve related to imputed interest from a prior year. The tax benefit from 2009 was primarily due to the reversal of the prior period tax reserve and true up of California tax liability for the 2008 tax year.

~15 ~

Liquidity and Capital Resources

Background and Overview

At December 31, 2010, our current assets exceeded our current liabilities by approximately $55.0 million. Our management believes that cash resources at December 31, 2010 will be sufficient to fund operations through at least December 31, 2011. If our existing cash resources are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

We continued to maintain our cash and cash equivalents position on our Consolidated Balance Sheet throughout 2009 and 2010.  As of December 31, 2010, we had $33.0 million of cash and $27.8 of short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances at December 31, 2010 is comparable to December 31, 2009 levels.

Revenues in year 2010 of $21.8 million were down 30% from 2009 revenues of $31.0 million. The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.

                The following table represents our liquidity at December 31, 2010 and 2009 (dollars in thousands):

	December 31,
	2010	2009
Cash and cash equivalents	$32,966	$21,580
Short-term investments	$27,857	$40,209
Restricted cash, current portion	$-	$20
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$54,900	$55,977
Working capital ratio	5.70	4.70

Cash (Used for) Provided By Operating Activities

Cash used for operating activities was $3.0 million for fiscal 2010. Net cash used by operating activities in this period consisted primarily of a $3.5 million operating loss excluding restructuring charges, offset by adjustments from non-cash items of $0.7 million.

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

Cash Provided By (Used for) Investing Activities

Cash provided by investing activities in fiscal 2010 was $13.6 million, primarily as a result of maturity of short-term investments of $54.0 million offset by purchasing of short-term investments in the amount of $41.6 million and a return of capital of $1.3 million from a cost method investment written off in 2002. Cash used for investing activities in fiscal 2009 was $31.3 million, primarily as a result of purchasing short-term investments of $61.4 million offset by maturities of such short-term investments of $30.2 million.   Our capital expenditures substantially consist of purchases of operating resources to manage our operations and included computer hardware and software, office furniture and fixtures and leasehold improvements.

Cash Provided By Financing Activities

Cash provided by financing activities was $438,000 in fiscal 2010, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options. Cash provided by financing activities was $537,000 in fiscal 2009, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

As of December 31, 2010, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized on our balance sheets.

~16 ~

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2016. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2010, total future minimum lease payments are $2.5 million under non-cancelable operating lease agreements.

As of December 31, 2010, we have accrued $0.5 million of estimated future facilities costs as a restructuring accrual. This accrual includes the above minimum lease payments that are related to excess space under lease and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income (See Note 7 – Restructuring in the Notes to our Consolidated Financial Statements).

Additional Factors That May Affect Future Liquidity

                 The following table summarizes our contractual obligations as of December 31, 2010 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letter of credit.

	Total	1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In millions)
Letter of credit	$1.0	$-	$1.0	$-	$-

We anticipate that future operating expenses and cash payments under operating leases will constitute a material use of our existing cash resources. As a result, our net cash flows will depend heavily on the level of future revenues, and our ability to manage infrastructure costs.

~17 ~

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

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and its subsidiaries as of December 31, 2010 and 2009 and the related consolidated statements of operations, stockholders' equity (deficit) and comprehensive income (loss), and cash flows for each of the years in the two-year period ended December 31, 2010. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with U.S generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ Odenberg Ullakko Muranishi & Co. LLP
San Francisco, California
March 3, 2011

~18 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	December 31,
	2010	2009
ASSETS
Current assets:
Cash and cash equivalents	$32,966	$21,580
Short-term investments	27,857	40,209
Accounts receivable, net of reserves of $78 and $274 as of December 31, 2010 and 2009, respectively	4,277	7,099
Restricted cash	-	20
Prepaids and other	1,469	2,190
Total current assets	66,569	71,098
Property and equipment, net	264	384
Restricted cash, net of current portion	1,000	1,000
Other non-current assets	319	385
Total assets	$68,152	$72,867

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$654	$788
Accrued expenses	3,194	4,827
Unearned revenue	2,333	2,010
Deferred maintenance	5,488	7,496
Total current liabilities	11,669	15,121
Other non-current liabilities	2,126	2,353
Total liabilities	13,795	17,474
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,482 and 4,433 shares issued and outstanding as of December 31, 2010 and 2009, respectively	-	-
Additional paid-in capital	1,261,800	1,260,257
Accumulated other comprehensive loss	(890)	(1,195)
Accumulated deficit	(1,206,553)	(1,203,669)
Total stockholders' equity	54,357	55,393
Total liabilities and stockholders' equity	$68,152	$72,867

The accompanying Notes are an integral part of these Consolidated Financial Statements

~19 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2010	2009
Revenues:
Software licenses	$6,422	$11,154
Services	15,395	19,807
Total revenues	21,817	30,961
Cost of revenues:
Cost of software licenses	21	32
Cost of services	6,332	7,531
Total cost of revenues	6,353	7,563
Gross profit	15,464	23,398
Operating expenses:
Research and development	7,296	8,573
Sales and marketing	7,096	7,932
General and administrative	4,481	4,509
Restructuring charges, net	850	71
Total operating expenses	19,723	21,085
Operating (loss) income	(4,259)	2,313
Other income:
Interest income, net	404	711
Income from revaluation of warrants	-	155
Other income, net	1,234	528
Total other income	1,638	1,394
(Loss) income before income taxes	(2,621)	3,707
Income taxes (expense) benefit	(263)	27
Net (loss) income	$(2,884)	$3,734
Basic net (loss) income per share	$(0.65)	$0.85
Diluted net (loss) income per share	$(0.65)	$0.85
Shares used in computing basic net (loss) income per share	4,458	4,406
Shares used in computing diluted net (loss) income per share	4,458	4,407

The accompanying Notes are an integral part of these Consolidated Financial Statements

~20 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(In thousands)
	Common Stock
				Accumulated			Total
			Additional	Other			Stockholders'
			Paid-in	Comprehensive	Accumulated	Comprehensive	Equity
	Shares	Amount	Capital	Loss	Deficit	Income (Loss)	(Deficit)
Balances as of December 31, 2008	4,376	$-	$1,258,604	$(483)	$(1,207,403)		$50,718
Comprehensive income:
Net income		-			3,734	$3,734	3,734
Foreign currency translations		-		(712)		(712)	(712)
Total comprehensive income						$3,022
Stock-based compensation		-	1,116				1,116
Issuance of common stock from restricted stocks awards	3	-	-				-
Issuance of common stock under employee stock purchase plan	54	-	537				537
Issuance of common stock from exercise of options	-	-	-				-
Balances as of December 31, 2009	4,433	-	1,260,257	(1,195)	(1,203,669)		55,393
Comprehensive loss:
Net loss		-			(2,884)	$(2,884)	(2,884)
Foreign currency translations		-		305		305	305
Total comprehensive loss		-				$(2,579)
Stock-based compensation		-	1,105				1,105
Issuance of common stock from restricted stocks awards	5	-	-				-
Issuance of common stock under employee stock purchase plan	39	-	374				374
Issuance of common stock from exercise of options	5	-	64				64
Balances as of December 31, 2010	4,482	$-	$1,261,800	$(890)	$(1,206,553)		$54,357

The accompanying Notes are an integral part of these Consolidated Financial Statements

~21 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2010	2009
Cash flows from operating activities:
Net (loss) income	$(2,884)	$3,734
Adjustments to reconcile net (loss) income to net cash (used for) provided by operating activities:
Depreciation and amortization	164	196
Stock-based compensation	1,105	1,116
(Release of) Provision for receivable reserves	(17)	32
Proceeds received from cost method investments	(1,331)	(22)
Loss on sale or abandonment of fixed assets	5	2
Restructuring charge	850	71
Income from revaluation of warrants	-	(155)
Changes in operating assets and liabilities:
Accounts receivable	2,839	1,036
Restricted Cash	20	-
Prepaids and other	721	395
Other non-current assets	66	178
Accounts payable and accrued expenses	(1,869)	(870)
Restructuring accrual	(715)	(517)
Unearned revenue and deferred maintenance	(1,685)	(5,263)
Other non-current liabilities	(260)	189
Net cash (used for) provided by operating activities	(2,991)	122
Cash flows from investing activities:
Purchase of property and equipment	(49)	(68)
Proceeds received from cost method investments	1,331	22
Purchase of short-term investments	(41,620)	(61,385)
Maturities of short-term investments	53,972	30,180
Net cash provided by (used for) investing activities	13,634	(31,251)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	374	537
Proceeds from exercise of common stock options, net	64	-
Net cash provided by financing activities	438	537
Effect of exchange rates on cash and cash equivalents	305	(712)
Net increase (decrease) in cash and cash equivalents	11,386	(31,304)
Cash and cash equivalents, beginning of year	21,580	52,884
Cash and cash equivalents, end of year	$32,966	$21,580
Supplemental cash flows disclosures:
Cash paid for income taxes	$17	$91
Supplemental information of noncash financing and investing activities:
Retirement of fully depreciated property and equipment	$1,249	$1,131

The accompanying Notes are an integral part of these Consolidated Financial Statements

~22 ~

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

 Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate the reasonableness of our estimates, including those related to receivable reserves, stock-based compensation, investments, income taxes and restructuring, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

  We recognize revenue using the residual method pursuant to the requirements of ASC 985-605. Revenues recognized from multiple-element software arrangements are allocated to each element of the arrangement based on the fair values of the elements, such as licenses for software products, maintenance, consulting services or customer training. The determination of fair value is based on vendor-specific objective evidence, which is specific to us. We limit our assessment of objective evidence for each element to either the price charged when the same element is sold separately or the price established by management having the relevant authority to do so, for an element not yet sold separately. If evidence of fair value of all undelivered elements exists but evidence does not exist for one or more delivered elements, then revenue is recognized using the residual method. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is recognized as revenue.  We have not yet adopted Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements ("ASU 2009-13").  We will apply ASU 2009-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011.  We have not yet determined the effect on our Consolidated Financial Statements if any, upon the adoption of ASU 2009-13.

We record unearned revenue for software license agreements when cash has been received from the customer and the agreement does not qualify for revenue recognition under our revenue recognition policy. We record accounts receivable for software license agreements when the agreement qualifies for revenue recognition but cash or other consideration has not been received from the customer.

~23 ~

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

Our consulting services, which consist of consulting, maintenance and training, are delivered through Worldwide E-Business Solution Organization ("WebSo").   The services that we provide are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Cash and Cash Equivalents, Restricted Cash, and Short-term Investments

We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current. At December 31, 2010, a letter of credit of $1.0 million secured by an equal amount of restricted cash is available to the landlord securing certain facilities leases as more fully described in Note 6 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our short-term investments’ contractual maturities occur  before November 2011.  Total realized gains during fiscal years 2010 and 2009 were $404,000 and $720,000, respectively, and are included in other income in the accompanying Consolidated Statements of Operations.

                 Our cash and cash equivalents, restricted cash, and short-term investments consisted of the following as of December 31, 2010 and 2009 (in thousands):

					Classified on Consolidated Balance Sheet as:
	Purchase/	Gross	Gross		Cash and		Restricted	Restricted
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-Term	Cash,	Cash,
	Cost	Gains	Losses	Fair Value	Equivalents	Investment	Current	Non-Current
As of December 31, 2010:
Cash and cash equivalents	$26,580	$-	$-	$26,580	$25,580	$-	$-	$1,000
Money market	7,386	-	-	7,386	7,386	-	-	-
Held-to-maturity securities (Short-term Bonds and Certificates of deposit)	27,857	-	-	27,857	-	27,857	-	-
Total	$61,823	$-	$-	$61,823	$32,966	$27,857	$-	$1,000
As of December 31, 2009:
Cash and cash equivalents	$6,690	$-	$-	$6,690	$5,670	$-	$20	$1,000
Money market funds	15,910	-	-	15,910	15,910	-	-	-
Held-to-maturity securities (Short-term Bonds and Certificates of deposit)	40,209	-	-	40,209	-	40,209	-	-
Total	$62,809	$-	$-	$62,809	$21,580	$40,209	$20	$1,000

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Operations, amounted to $20,000 and $45,000 in 2010 and 2009, respectively.

~24 ~

 Prepaid Royalties

Prepaid royalties relating to purchased software to be incorporated and sold with our software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we record the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2010, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $6.8 million and $6.1 million on December 31, 2010 and 2009, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

At December 31, 2010, two customers in the foreign travel and online mobile service industry, respectively, accounted for 10% of our accounts receivable balance. As of December 31, 2009, one customer in the medical device industry accounted for more than 10% of our accounts receivable balance.   For the year ended December 31, 2010, no customer accounted for 10% of our total revenues.  For the years ended December 31, 2009, one customer in the retail industry accounted for 10% or more of our total revenues.

 Restructuring

Through December 31, 2010, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) lease termination costs and/or costs associated with permanently vacating and sub-leasing our facilities; and (2) other incremental costs incurred as a direct result of the restructuring plan. We account for each of these costs in accordance with ASC 420-10, Exit or Disposal of Cost Obligations ("ASC 420-10 ").

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

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring.  In determining the charge related to the restructuring, the majority of estimates made by management were related to the charge for excess facilities. In determining the charge for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income that may reduce our lease obligations. We based our estimates of sublease income, in part, current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

~25 ~

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2010 and 2009 (in thousands) were as follows:

		Fair Value at Reporting Date Using

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$25,580	$25,580	$-	$-
Money market fund	7,386	7,386	-	-
Total cash and cash equivalents	$32,966	$32,966	$-	$-
Fixed income securities:
Certificates of deposit	$13,472	$13,472	$-	$-
Corporate bonds - financial	8,699	-	8,699	-
Corporate bonds - industrial	4,666	-	4,666	-
Corporate bonds - utility	766	-	766	-
International bonds - financial	254	-	254	-
Total fixed income securities	$27,857	$13,472	$14,385	$-

		Fair Value at Reporting Date Using
	December 31, 2009	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)			Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$6,817	$6,817		$-		$-
Money market fund	12,763	12,763		-		-
Commercial paper	2,000	2,000		-		-
Total cash and cash equivalents	$21,580	$21,580	$		$
Fixed income securities:
Certificates of deposit	$12,843	$12,843		$-		$-
Corporate bonds - financial	9,580	-		9,580		-
Corporate bonds - industrial	10,721	-		10,721		-
Corporate bonds - utility	2,843	-		2,843		-
Corporate bonds - international	4,222	-		4,222		-
Total fixed income securities	$40,209	$12,843		$27,366		$-

 Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There have been $11.9 million of transfers from Level 2 to Level 1 measurements.  Our maturing bond holdings were not renewed due to the low corporate coupon rate for corporate bonds during the year ended December 31, 2010 and were thus converted back to cash.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~26 ~

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2010, we had 570,625 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten (10) years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by us at the original purchase price of the stock upon termination of employment. Our right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the years ended December 31, 2010 and 2009, no shares were repurchased since no options were exercised prior to vesting.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2010, we had 53,295 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

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

As of December 31, 2010, we had 50,414 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Upon adoption of ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we began recording stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Operations.  During 2010 and 2009, we received a total of $374,000 and $537,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Effective January 1, 2006, we adopted the fair value recognition provisions of ASC 718-10, using the modified-prospective transition method. Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2010 and 2009 are as follows:

	Years Ended December 31,
	2010	2009
Cost of services	$119,062	$115,693
Research and development	369,272	411,236
Sales and marketing	290,278	245,143
General and administrative	326,055	343,837
	$1,104,667	$1,115,909

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on assumptions noted in the following table below. The expected term of our options represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided for in SAB 107, as amended by SAB No. 110, Share-Based Payment.  Because we do not have sufficient historical exercise data, we used the simplified method for estimating the stock option expected term.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of our stock over the expected life of the option.  The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. During the years ended December 31, 2010 and 2009, we used forfeiture rates of 20%, based on an analysis of historical data as we reasonably approximate the currently anticipated rate of forfeiture for granted and outstanding options that have not vested.

~27 ~

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2010 and 2009:

	Years Ended December 31,
	2010	2009
Weighted average expected volatility	82%	83%
Expected dividends	-%	-%
Expected term (in years)	6.25	6.25
Risk free interest rate	3%	2%
Forfeiture rate	20%	20%

  The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2010	2009
Expected volatility	34%	52%
Weighted average volatility	30%	81%
Risk-free interest rate	0.2%	0.2%
Expected term (in years)	1	1
Expected dividend yield	-%	-%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2010 and 2009, was $2.65 and $4.29, respectively.

Earnings Per Share Information

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

	Years Ended December 31,
	2010	2009
Net (loss) income	$(2,884)	$3,734
Weighted-average common shares outstanding used to compute basic (loss) income per share	4,458	4,406
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	1
Total weighted-average common and common equivalent shares outstanding used to compute diluted (loss) income per share	4,458	4,407
Basic (loss) income per share	$(0.65)	$0.85
Diluted (loss) income per share	$(0.65)	$0.85

In the years ended December 31, 2010 and 2009, there were 619,229 and 596,128 common shares, respectively, issuable upon the exercise of stock options and warrants excluded from the above earnings per share calculations as their effect was anti-dilutive.

Foreign Currency Transactions

    The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Operations.  During 2009, three of our foreign subsidiaries' operations had substantially ceased and were effectively liquidated. As a result in year 2009, we wrote off $175,000 of related cumulative translation adjustments which were recorded as income to other income, net in the accompanying Consolidated Statements of Operations.  For the years ended December 31, 2010 and 2009, translation gain (loss) was $305,000 and ($712,000), respectively, and is included in the Comprehensive income  (loss) account in the Consolidated Statements of Stockholder's Equity (Deficit).

~28 ~

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and other comprehensive income (loss), which may consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive income (loss) is presented in the accompanying Consolidated Statement of Stockholders' Equity (Deficit). Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity (Deficit) in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, consisting primarily of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated Other Comprehensive Loss
Balance, December 31, 2009	$(1,195)
Net change during the year	305
Balance, December 31, 2010	$(890)

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

 Segment and Geographic Information

We operate in one segment, electronic commerce business solutions. Our chief operating decision maker is considered to be our CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

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

  In October 2009, the FASB issued ASU 2009-13 (an update to ASC 605-25), Revenue Recognition: Multiple-Element Arrangements ("ASU 2009-13") which is effective for annual periods beginning on or after June 15, 2010; however, early adoption is permitted. In arrangements with multiple deliverables, ASU 2009-13 permits entities to use management’s best estimate of selling price to value individual deliverables when those deliverables have never been sold separately or when third-party evidence is not available. In addition, any discounts provided in multiple element arrangements will be allocated on the basis of the relative selling price of each deliverable. We will apply ASU 2009-13 on a prospective basis for revenue arrangements entered into or materially modified beginning on or after January 1, 2011.  We have not yet determined the effect on our Consolidated Financial Statements if any, upon the adoption of ASU 2009-13.

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

~29 ~

Note 2---Property and Equipment

	December 31,
	2010	2009
Furniture and fixtures	$445	$548
Computer and software	3,605	3,956
Leasehold improvements	520	1,275
Total property and equipment	4,570	5,779
Less accumulated depreciation and amortization	(4,306)	(5,395)
Property and equipment, net	$264	$384

            Depreciation and amortization expense for the years ended December 31, 2010 and 2009 was $164,000 and $196,000, respectively. In 2010, we retired $1.2 million in property and equipment and wrote off $1.2 million in related accumulated depreciation. In 2009, we retired $1.1 million in property and equipment and wrote off $1.1 million in related accumulated depreciation.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2010	2009
Employee benefits	$903	$1,033
Commissions and bonuses	274	975
Sales and other taxes	554	743
Income tax and tax contingency reserves	312	75
Restructuring	348	244
Customer advances	86	81
Royalty	-	1,086
Other	717	590
Total accrued expenses	$3,194	$4,827

We had accrued royalty liability on our books historically related to our legacy products.  There has been no claim from the third party since our initial recording of the accrual, and the statute of limitations relating to the liability expired in December 2010.   Subsequent to the expiration, we removed the $1.1 million liability from our books, and recognized this as other income in the accompanying Consolidate Statement of Operation.  We also reversed $0.4 million of bonus accrual in year 2010 after we determined that it’s unlikely that the full payout of the bonus accrual will occur.

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2010	2009
Restructuring	$186	$155
Deferred maintenance and unearned revenue	1,358	1,444
Other	582	754
Total other non-current liabilities	$2,126	$2,353

~30 ~

Note 5---Income Taxes

        Pretax (loss) income is as follows (in thousands):

	Years Ended December 31,
	2010	2009
Domestic	$(897)	$(8,389)
Foreign	(1,724)	12,096
(Loss) income before income tax	$(2,621)	$3,707

The components of (expense) benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Current:
Federal	$(169)	$23
State	(27)	201
Foreign	(67)	(197)
Total current	(263)	27
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax (expense) benefit	$(263)	$27

The differences between the (expense) benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense) benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2010	2009
Expected income tax benefit (expense)	$917	$(1,304)
Expected state income taxes (expense) benefit, net of federal tax benefit	(16)	157
Research and development credit	103	129
Foreign taxes and foreign loss not benefited	(669)	4,037
Change in valuation allowance	1,803	3,567
Stock based compensation and warrants revaluation	(5)	(26)
True-ups	(1,727)	(938)
Unrealized tax benefits	(439)	(894)
Tax credits and other permanent items	409	(376)
Expired federal capital loss carryover	(544)	(2,405)
Disallowed loss from foreign investment	0	(1,883)
Others	(95)	(37)
Income tax (expense) benefit	$(263)	$27

The individual components of our deferred tax assets are as follows (in thousands):

	December 31,
	2010	2009
Deferred tax assets:
Depreciation and amortization	$1,433	$1,613
Accrued, allowance and others	5,390	8,059
Capitalized research and development	419	637
Net operating losses	204,900	204,430
Tax credits	7,210	7,017
Unrealized losses on marketable securities	1,492	1,500
Total deferred tax assets	220,844	223,256
Less: valuation allowance	(220,844)	(223,256)
Net deferred tax assets	$-	$-

~31 ~

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2010 and 2009, due to the uncertainty regarding their future realization. The total valuation allowance decreased $2,412,000 from December 31, 2009 to December 31, 2010.

As of December 31, 2010, we had federal and state net operating loss ("NOL") carryforwards of approximately $542,280,000 and $158,252,000, net of Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock based compensation for which a benefit would be recorded in additional paid-in capital when realized of $1,799,000 and $1,447,000 respectively.   Our federal net operating loss carryforwards expire in various years from 2016 through 2030, if not used. The state net operating loss carryforwards expire in various years from 2016 to 2021, if not used.

In addition, we had federal and state research and development credit carryforwards of approximately $5,844,000 and $4,565,000 as of December 31, 2010, respectively, available to offset future tax liabilities.  We had federal and state research and development credit carryforwards of approximately $5,774,000 and $4,294,000 as of December 31, 2009, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years 2010 through 2030, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on an IRC Section 382 study completed in February 2007, we determined that there were ownership changes during the year 1998. Consequently, a portion of our tax carryforwards will expire before they can be fully utilized. Based on an updated study completed in January 2009, we determined that there were no additional ownership changes through December 2008.  Since the 2009 study, percentage holdings of 5%+ shareholders and the public group remained approximately the same.

  Effective January 1, 2007, we adopted ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). The cumulative effect of adopting ASC 740-10-25 was  recognized as a change in accounting principle, recorded as an adjustment to the opening balance of retained earnings on the adoption date.

Our total amount of unrecognized tax benefits as of December 31, 2010 and December 31, 2009 were $2,565,000 and $2,421,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect its effective tax rate were $320,000 and $273,000 as of December 31, 2010 and 2009, respectively.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2010 is as follows:

Balance at January 1, 2010	$2,421
Additions based on tax positions related to the current year	94
Additions for tax positions of prior year	50
Balance at December 31, 2010	$2,565

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2010 and 2009, we recognized approximately $17,000 and $17,000, respectively, for interest and penalties.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years 1996 to 2010 remain open in several jurisdictions due to the NOL carryover from those tax years.

It is possible that the amount of our liability for unrecognized tax benefits may change within the next 12 months.  However, an estimate of the range of possible changes cannot be made at this time.  In addition, over the next twelve months, our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

~32 ~

Note 6 - Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2010 and 2009, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement.  We have recorded this credit as an addition to operating expense and liability in the accompanying 2010 Consolidated Financial Statements.  In 2009 we did not record any operating expenses or liabilities related to settlement agreements.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either December 31, 2010 or December 31, 2009. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

 Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2016. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

               A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions):

Years ending December 31,	Operating Leases
2011	$1.4
2012	0.8
2013	0.1
2014	0.1
2015 and thereafter	0.1
Total minimum lease payments	$2.5

These future minimum lease payments exclude approximately $108,000 of sublease income to be received under non-cancelable sublease agreements. As of December 31, 2010 we have accrued $0.5 million of estimated future facilities costs as a restructuring accrual.

         Rent expense for the years ended December 31, 2010, and 2009 was $1,583,000 and $1,606,000, respectively.

 Standby Letter of Credit Commitments

Commitments totaling $1.0 million as of December 31, 2010, and 2009, respectively, in the form of standby letters of credit, were issued on our behalf from financial institutions, in favor of our various landlords to secure obligations under our facility leases.

 Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

~33 ~

Note 7---Restructuring

             The following table summarizes the restructuring accrual activity recorded during the two-years ended December 31, 2010 (in thousands):

Facilities/ Excess Assets
Accrual balances, December 31, 2009	399
Restructuring charges	850
Cash payments	(715)
Accrual balances, December 31, 2010	$534

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

In connection with one of the buyout transactions, we issued to the landlord a five-year warrant to purchase approximately 28,000 shares of our common stock at an exercise price of $125.00 per share, exercisable beginning in August 2005. The shares underlying the warrants issued in connection with a real estate buyout transaction in August 2004 were not exercised and expired in July 2009. See Note 8 – Stockholders’ Equity (Deficit) in the Notes to our Consolidated Financial Statements.

The nature of the charges and credits in 2010 were as follows:

•
Facilities/excess assets – The net restructuring charge of $850,000 for year 2010 consists of a $607,000 charge resulting from a sublease income assumption adjustment made for our vacant Redwood City, California facilities and a $419,000 charge related to rent payments made by us resulting from our inability to sublease the facilities in the period, offset by the collection of $176,000 from our former subtenant from our New York City facilities.

The nature of the charges and credits in 2009 were as follows:

•
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

As of December 31, 2010, we have remaining lease obligations of approximately $2.5 million.

As of December 31, 2010, the total restructuring accrual of $534,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess facilities	$348	$186	$534

The following table summarizes the activity related to the restructuring plans and accounted for in accordance with ASC 420-10 (in thousands):

	Accrued Restructuring Costs, Beginning	Amounts Charged to Restructuring Costs and Other	Amounts Reversed to Restructuring Costs and Other	Amounts Paid or Written Off	Accrued Restructuring Costs, Ending
Year Ended December 31, 2010:
Lease cancellations and commitments	$399	$850	$-	$(715)	$534

Year Ended December 31, 2009:
Lease cancellations and commitments	$845	$71	$(100)	$(417)	$399

~34 ~

Note 8---Stockholders' Equity (Deficit)

 Convertible Preferred Stock

As of December 31, 2010, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2010, we had reserved 480,583 common shares for future issuance upon the exercise of stock options.

Our CEO has options to purchase 48,176 shares of common stock at a weighted average exercise price of $744 per share. The table below is a summary of shares granted through December 31, 2010:

Date Granted	Options Granted	Options Price	Vested	Vesting Period (Months)
5/25/2001	20,000	$1,662.75	20,000	48
11/27/2001	177	$875.25	177	24
2/19/2002	2,222	$465.75	2,222	48
10/30/2002	25,777	$54.00	25,777	48
Totals	48,176		48,176

Activity in the Amended and Restated Plan is as follows:
	Years Ended December 31, 2010
	Options (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	264	$183.42		-
Granted	39	$13.44		-
Exercised	-	$-		-
Forfeited	(10)	$28.00		-
Expired	(29)	$91.71		-
Outstanding at end of period	264	$174.18	5.45	-
Options exercisable at end of period	218	$207.48	4.71	-
Option vested and expected to vest at end of period	254	$180.54	5.30	-
Weighted-average fair value of options granted during the period		$10

The weighted-average fair market value per share of options granted under the Amended and Restated Plan during fiscal 2010 and 2009 including assumed options was $10.00. No options were exercised during fiscal years 2010 or 2009.

We granted 3,864 shares of restricted stock to the non-employee members of our Board of Directors in April 2009, and recorded a stock-based compensation expense of $53,626.  We granted 4,744 shares of restricted stock to the non-employee members of our Board of Directors in 2010, and recorded a stock-based compensation expense of $53,140. These restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

The following table summarizes stock options outstanding under the Amended and Restated Plan as of December 31, 2010:

Range of Exercise Prices			Options (000's)	Outstanding Weighted-Average Remaining Contractual Life in Years	Weighted Exercise Price	Exercisable Options (000's)	Weighted Exercise Price
$13.30	-	$13.60	39	9.23	$13.44	-	$-
$14.25	-	$14.25	65	5.17	$14.25	65	$14.25
$15.04	-	$28.25	22	6.34	$21.83	21	$21.89
$29.25	-	$29.25	59	7.29	$29.25	53	$29.25
$33.50	-	$63.75	44	3.06	$52.69	44	$52.69
$68.00	-	$2,179.69	35	1.00	$1,163.01	35	$1,163.01
$13.30	-	$2,179.69	264	5.45	$174.18	218	$207.48

~35 ~

We grant options outside of our Amended and Restated Plan (2000 Non-Officer Plan and Non-Plan Grants). The terms of these options are generally identical to those granted under our Amended and Restated Plan. A summary of options granted outside of the plan is presented below:

	Years Ended December 31, 2010
	Options (000's)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	39	$127.16
Granted	-	$-		-
Exercised	(5)	$11.38		$13,464
Forfeited	(2)	$24.75		-
Expired	(6)	$653.94		-
Outstanding at end of period	26	$47.93	5.39	-
Options exercisable at end of period	24	$48.96	5.29	-
Option vested and expected to vest at end of period	26	$47.97	5.39	-
Weighted-average fair value of options granted during the period		$-

No options were granted outside our Amended and Restated Plan during fiscal years 2010 or 2009. The total intrinsic value of options exercised during fiscal 2010 and 2009 was $13,464 and zero, respectively.

The following table summarizes stock options, granted outside the Amended and Restated Plan (2000 Non-Officer Plan and non-plan grants), outstanding as of December 31, 2010:

Range of Exercise Prices			Options (000's)	Outstanding Weighted-Average Remaining Contractual Life in Years	Weighted Exercise Price	Exercisable Options (000's)	Weighted Exercise Price
$12.00	-	$12.75	2	6.87	$12.47	2	$12.47
$14.25	-	$14.25	4	5.17	$14.25	4	$14.25
$29.25	-	$29.25	12	7.29	$29.25	10	$29.25
$37.50	-	$37.50	5	1.81	$37.50	5	$37.50
$52.50	-	$198.00	2	2.43	$153.59	2	$153.59
$875.25	-	$875.25	1	0.91	$875.25	1	$875.25
$12.00	-	$875.25	26	5.39	$47.93	24	$48.96

As of December 31, 2010, total unrecognized compensation cost related to unvested stock options was $509,358, which is expected to be recognized over the remaining weighted-average vesting periods of 1.19 years. During the year ended December 31, 2010 and 2009, we have received cash of $438,000 and $537,000, respectively from the exercise of stock options and employee stock purchases.

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

    As of December 31, 2010, no warrants to purchase our common stock were outstanding.  The following warrants to purchase our common stock were outstanding in 2009 and 2010 (dollars in thousands, except shares and per share data).

	Shares at December 31,		Price per Share	Fair Value at December 31,
Description	2010	2009		2010	2009
Issued to landlord in real estate buyout transaction in August 2004	-	-	$125.00	$-	$-
Issued to convertible debenture investors in November 2004	-	154,631	$37.00	-	-
Total	-	154,631		$-	$-

The warrants issued in connection with a real estate buyout in August 2004 were not exercised and expired in July 2009. The warrants issued to convertible notes investors in November 2004 were not exercised and expired in May 2010.

~36 ~

Note 9---Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific). Our chief operating decision maker is considered to be the CEO. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance. The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Years Ended December 31,
	2010	2009
Software licenses	$6,422	$11,154
Services	4,045	4,957
Maintenance	11,350	14,850
Total revenues	$21,817	$30,961

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

Disaggregated financial information regarding our products and services and geographic revenues is as follows (in thousands):

	Years Ended December 31,
	2010	2009
Revenues:
Americas	$10,662	$17,027
Europe	6,842	10,531
Asia/ Pacific	4,313	3,403
Total Company	$21,817	$30,961

In 2010, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 78% in Asia Pacific in 2010.

The following represents property and equipment (long-lived assets) by geographic region (in thousands):

	December 31,
	2010	2009
Long-Lived Assets:
Americas	$147	$265
Europe	9	12
Asia/ Pacific	108	107
Total Company	$264	$384

The long-lived assets at December 31, 2010 compared to 2009 decreased by $120,000, primarily due to the continuous depreciation on the existing property and equipment.

~37 ~

Note 10---Related Party Transactions

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

In 2010, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $104,000.  We recognized $78,000 and $14,000 of license revenue related to this contract for fiscal years 2010 and 2009, respectively. We received payment of  $104,000 for the renewal contract as of December 31, 2010.  We incurred $14,000 in direct costs and expenses relating to this contract.

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

Note 11---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by us. We made no contributions during each of the two years ended December 31, 2010.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2010.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2010 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2010.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2010, and has concluded that there was no change during such year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Inherent Limitations on Effectiveness of Controls

    As a result of being a smaller reporting company, we are not required to provide an attestation report of our registered public accounting firm regarding our internal control over financial reporting. We have elected to not include such an attestation report in this annual report, which election was approved by the Audit Committee of our Board of Directors.

ITEM 9B. OTHER INFORMATION

    None.

~38 ~

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in June 2011 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Ethics and Conduct", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

ITEM 11. EXECUTIVE COMPENSATION

                 The information required by this Item is incorporated by reference to the Proxy Statement under the sections captioned "Executive Compensation"  and "Overview of Director Compensation and Procedures".

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
Consolidated Balance Sheets as of December 31, 2010 and 2009
Consolidated Statements of Operations for each of the two years in the period ended December 31, 2010
Consolidated Statements of Stockholders' Equity (Deficit) and Comprehensive Income (Loss) for each of the years in the two-year period ended December 31, 2010
Consolidated Statements of Cash Flows for each of the two years in the period ended December 31, 2010
Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.
Schedule II---Valuation and Qualifying Accounts

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

~39 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 4th day of March 2011

         BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
Chairman of the Board, President, and Chief Executive Officer

~40 ~

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

Signature	Title	Date

/s/ Pehong Chen		March 4, 2011
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Shin-Yuan Tzou
Shin-Yuan Tzou	Chief Financial Officer (Principal Financial and Accounting Officer)	March 4, 2011

/s/ Francois Stieger		March 4, 2011
Francois Stieger	Director

/s/ James D. Dixon		March 4, 2011
James D. Dixon	Director

/s/ Robert Lee		March 4, 2011
Robert Lee	Director

~41 ~

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions(1)	Balance at End of Period
Receivable reserves:
Year Ended December 31, 2010	$274	$(17)	$(179)	$78
Year Ended December 31, 2009	$366	$32	$(124)	$274

  (1) Represents net charge-offs of specific receivables.

~42 ~

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2010

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