Form 10-Q
period 2011-03-31
BROADVISION INC
filed 2011-05-09
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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
Large accelerated filer ☐ Accelerated filer☐  Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).
Yes ☐ No ☑

    As of April 30, 2011, the registrant had 4,494,241 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2011

SIGNATURES

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2011	2010
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$35,022	$32,966
Short-term investments	25,868	27,857
Accounts receivable, less allowance for doubtful accounts of $123 as of March 31, 2011 and $78 as of December 31, 2010	4,283	4,277
Prepaids and other	1,477	1,469
Total current assets	66,650	66,569
Property and equipment, net	238	264
Restricted cash	1,000	1,000
Other assets	138	319
Total assets	$68,026	$68,152
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$974	$654
Accrued expenses	2,900	3,194
Unearned revenue	2,565	2,333
Deferred maintenance	5,386	5,488
Total current liabilities	11,825	11,669
Other non-current liabilities	1,877	2,126
Total liabilities	13,702	13,795
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,494 and 4,482 shares issued and outstanding as of March 31, 2011 and December 31, 2010, respectively	-	-
Additional paid-in capital	1,262,174	1,261,800
Accumulated other comprehensive loss	(904)	(890)
Accumulated deficit	(1,206,946)	(1,206,553)
Total stockholders’ equity	54,324	54,357
Total liabilities and stockholders’ equity	$68,026	$68,152

* Derived from audited consolidated financial statements filed in the Company’s 2010 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2011	2010
Revenues:
Software licenses	$1,453	$1,887
Services	3,667	3,990
Total revenues	5,120	5,877
Cost of revenues:
Cost of software licenses	6	6
Cost of services	1,737	1,589
Total cost of revenues	1,743	1,595
Gross profit	3,377	4,282
Operating expenses:
Research and development	1,865	2,141
Sales and marketing	1,615	1,652
General and administrative	1,137	1,368
Restructuring charges	101	526
Total operating expenses	4,718	5,687
Operating loss	(1,341)	(1,405)
Interest income, net	81	106
Other income (loss), net	909	(955)
Loss before provision for income taxes	(351)	(2,254)
Provision for income taxes	(42)	(15)
Net loss	$(393)	$(2,269)
Basic loss per share	$(0.09)	$(0.51)
Diluted loss per share	$(0.09)	$(0.51)
Shares used in computing:
Weighted average shares-basic	4,486	4,441
Weighted average shares-diluted	4,486	4,441
Comprehensive loss:
Net loss	$(393)	$(2,269)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(14)	71
Total comprehensive loss	$(407)	$(2,198)

See Accompanying Notes to Condensed Consolidated Financial Statements

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(393)	$(2,269)
Adjustments to reconcile net loss to net cash (used for) provided by operating activities:
Depreciation and amortization	41	42
Restructuring charge	101	526
Provision (credit) of receivable reserves	16	(8)
Stock based compensation	273	288
Changes in operating assets and liabilities:
Accounts receivable	(22)	2,888
Prepaids and other	(8)	277
Other non-current assets	181	5
Accounts payable and accrued expenses	21	(137)
Restructuring accrual	(186)	(130)
Unearned revenue and deferred maintenance	130	(433)
Other noncurrent liabilities	(161)	(234)
Net cash (used for) provided by operating activities	(7)	815
Cash flows from investing activities:
Purchases of property and equipment	(14)	(1)
Purchases of short term investments	(8,589)	(17,524)
Maturities of short term investments	10,578	19,309
Net cash provided by investing activities	1,975	1,784
Cash flows from financing activities:
Proceeds from issuance of common stock, net	102	117
Net cash provided by financing activities	102	117
Effect of exchange rates on cash and cash equivalents	(14)	71
Net increase in cash and cash equivalents	2,056	2,787
Cash and cash equivalents at beginning of period	32,966	21,580
Cash and cash equivalents at end of period	$35,022	$24,367

 See Accompanying Notes to Condensed Consolidated Financial Statements

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

 There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2011 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2011, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2011 and 2010 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the informational disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 4, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2011 and 2010:

	Three Months Ended March 31,
	2011	2010
Cost of services	$27,866	$30,830
Research and development	107,509	87,358
Sales and marketing	60,392	84,659
General and administrative	76,745	85,514
	$272,512	$288,361

~ 4 ~

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 294,000 and 571,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended March 31, 2011 and 2010, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2011	2010
Net loss	$(393)	$(2,269)
Weighted-average common shares outstanding used to compute basic loss per share	4,486	4,441
Weighted-average common equivalent shares from outstanding common stock options	-	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	4,486	4,441
Basic loss per share	$(0.09)	$(0.51)
Diluted loss per share	$(0.09)	$(0.51)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our financial position or our results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (loss), net in the Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2011, and 2010, translation (loss) gain was ($14,000), and 71,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) gain, which primarily consists of foreign currency translation adjustments. Total comprehensive loss is presented in the accompanying Condensed Consolidated Statements of Operations.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2010	$(890)
Net change during period	(14)
Balance, March 31, 2011	$(904)

~ 5 ~

Recent Accounting Pronouncements

In October 2009, the Financial Accounting Standards Board (“FASB”) issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. The adoption of this new guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Employee benefits	$1,000	$903
Commissions and bonuses	331	274
Sales and other taxes	440	554
Income tax and tax contingency reserves	285	312
Restructuring	352	348
Customer advances	86	86
Other	406	717
Total accrued expenses	$2,900	$3,194

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

~ 6 ~

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31, 2011 and December 31, 2010 (in thousands) are as follows:

		Fair Value at Reporting Date Using
	March 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$30,130	$30,130	$-	$-
Money market fund	4,892	4,892	-	-
Total cash and cash equivalents	$35,022	$35,022	$-	$-
Fixed income securities:
Certificates of deposit	$14,554	$14,554	$-	$-
Corporate bonds - financial	9,142	-	9,142	-
Corporate bonds - industrial	2,172	-	2,172	-
Total fixed income securities	$25,868	$14,554	$11,314	$-

		Fair Value at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$25,580	$25,580	$-	$-
Money market fund	7,386	7,386	-	-
Total cash and cash equivalents	$32,966	$32,966	$-	$-
Fixed income securities:
Certificates of deposit	$13,472	$13,472	$-	$-
Corporate bonds - financial	8,699	-	8,699	-
Corporate bonds - industrial	4,666	-	4,666	-
Corporate bonds - utility	766	-	766	-
International bonds - financial	254	-	254	-
Total fixed income securities	$27,857	$13,472	$14,385	$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There have been $2,925,000 in transfers from Level 2 to Level 1 measurements due to the low corporate coupon rate of corporate bonds during the three months ended March 31, 2011.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Other Non-Current Liabilities

Other Non-Current Liabilities

Other non-current liabilities consist of the following:

	March 31,	December 31,
	2011	2010
	(in thousands)
Restructuring	$97	$186
Deferred maintenance and unearned revenue	1,171	1,358
Other	609	582
Total other non-current liabilities	$1,877	$2,126

~ 7 ~

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2011 and 2010, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement.  We have recorded this credit as an addition to operating expense and liability in the accompanying 2010 Consolidated Financial Statements.  In 2011, we did not record any operating expenses or liabilities related to any settlement agreements.

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

As discussed under Note 7 Restructuring Charges, as of May 9, 2011 we have 22,500 square feet of vacant office space that we are actively seeking to sublease.  If we are unable to sublease this space our future expected cash outflows will be approximately $200,000 per quarter until our lease terminates in June 2012.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of March 31, 2011:

Operating
Years ending December 31,	Leases
2011	$1.1
2012	0.8
2013	0.1
2014	0.1
2015 and thereafter	0.1
Total minimum lease payments	$2.2

As of March 31, 2011, we have accrued $449,000 of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of March 31, 2011 and December 31, 2010, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 8 ~

Note 6. Geographic, Segment and Significant Customer Information

The disaggregated revenue information reviewed by the CEO is as follows (in thousands):

	Three Months Ended
	March 31,
	2011	2010
Software licenses	$1,453	$1,887
Consulting services	1,274	721
Maintenance	2,393	3,269
Total revenues	$5,120	$5,877

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe and Asia Pacific and the Middle East (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended
	March 31,
	2011	2010
Revenues:
Americas	$1,945	$3,154
Europe	1,677	1,709
Asia/Pacific	1,498	1,014
Total revenues	$5,120	$5,877

	March 31,	December 31,
	2011	2010
Long-Lived Assets:
Americas	$129	$147
Europe	8	9
Asia/Pacific	101	108
Total Company	$238	$264

For the three-month period ended March 31, 2011, none of our customers accounted for more than 10% of our revenues.  For the three-month period ended March 31, 2010, no customer accounted for more than 10% of our revenues.

~ 9 ~

Note 7. Restructuring Charges

The net restructuring charge of $101,000 for the three-month period ended March 31, 2011 was attributable to rent payments and operating expense payments made by us for that portion of our Redwood City facilities that we did not occupy and that we were not able to sublease in the period.  The net restructuring charge of $526,000 for the three-month period ended March 31, 2010 consists of a $702,000 charge for the re-evaluation of sublease rental incomes from our Redwood City vacant facilities offset by the collection of $176,000 from our former subtenant from our New York City facilities during the quarter that ended March 31, 2010.

We have leased approximately 22,500 square feet of office space in Redwood City that we previously subleased to Dexterra Inc.   As reported in an 8-K filed in June 2009, Dexterra exercised an early termination option, and we received Dexterra’s last sublease payment in January 2010.   During the quarter ending March 31, 2010, we re-evaluated the estimated restructuring charge for this space which resulted in an additional charge of $702,000. We are actively seeking a subtenant, while continuing to pay rents and operating expenses for this space.  If we are unable to rent out the space, we will have a cash outflow of approximately $200,000 per quarter until the lease termination in June 2012.   As of May 9, 2011, the space remains vacant.

Our 10-year office lease in New York City expired in March 2010.   This space has been subleased since 2004.   In connection with the expiration of the sublease, we collected $176,000 more from the subtenant than we had expected, and recorded the excess as a restructuring gain in March 2010.

    As of March 31, 2011, the total restructuring accrual of $449,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$352	$97	$449

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Total future
minimum
Years ending December 31,	payments
2011	$263
2012	186
2013	-
2014	-
2015 and thereafter	-
Total minimum facilities payments	$449

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2011
Lease cancellations and commitments	$534	101	$(186)	$449

Three Months Ended March 31, 2010
Lease cancellations and commitments	$399	$742	$(346)	$795

~ 10 ~

Note 8. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $4.2 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In 2010, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $104,000.  We recognized $27,000 and $78,000 of license revenue related to this contract for fiscal years 2011 and 2010, respectively. We received payment of  $104,000 for the renewal contract as of December 31, 2010.  We incurred $3,000 in direct costs and expenses relating to this contract in the three months ended March 31, 2011.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2011 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

 Recent Accounting Pronouncements

In October 2009, the FASB issued new authoritative literature that provides guidance on determining multiple elements in an arrangement and how total consideration should be allocated amongst the elements. It also expands disclosure requirements for multiple-element arrangements. Concurrently, the FASB also issued new authoritative literature for arrangements that include both software and tangible products. This guidance excludes tangible products and certain related elements from the scope of the revenue recognition authoritative guidance specific to software transactions. The standards must both be adopted in the same period and can be applied on a prospective basis for revenue arrangements entered into or materially modified in fiscal years beginning on or after June 15, 2010, with earlier application permitted, or they can be adopted on a retrospective basis. The adoption of this new guidance did not have a significant impact on our Condensed Consolidated Financial Statements.

~ 11 ~

Results of Operations

The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Three Months Ended March 31,
	2011	2010
Revenues:
Software licenses	28%	32%
Services	72	68
Total revenues	100	100
Cost of revenues:
Cost of software licenses	0	0
Cost of services	34	27
Total cost of revenues	34	27
Gross profit	66	73
Operating expenses:
Research and development	36	36
Sales and marketing	32	28
General and administrative	22	23
Restructuring charges, net	2	9
Total operating expenses	92	96
Operating loss	-26	-23
Interest income, net	2	2
Other Income (loss), net	18	-16
Loss before provision for income taxes	-6	-37
Income taxes expense	-1	0
Net loss	-7%	-37%

Revenues.     License revenue from the sales of software licenses for the three months ended March  31, 2011 was $1.5 million, down $0.4 million, or 21% from $1.9 million the prior year. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $3.3 million for the three months ended March 31, 2010, down 27%, to $2.4 million for the three months ended March 31, 2011.  Consulting revenue, which is generally related to services in connection with our licensed software, increased by $0.6 million, or 86%, from $0.7 million for the three months ended March 31, 2010, to $1.3 million for the three months ended March 31, 2011.  The increase was due to the stronger consulting demand from Asia Pacific Region.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses remain unchanged at $6,000 for the three months ended March 31, 2011 and 2010.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services increased by $0.1 million, or 6%, from $1.6 million for the three months ended March 31, 2010 to $1.7 million for the three month period ended March 31, 2011. This increase was mainly due to our higher consulting labor expenses in response to higher consulting revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.9 million for the three months ended March 31, 2011, down $0.2 million, or 10%, from $2.1 million for the three months ended March 31, 2010. This decrease was mainly due to our overall cost control efforts in response to lower revenues.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remain unchanged at $1.6 million for the three months ended March 31, 2011 and 2010.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $1.1 million for the three months ended March 31, 2011, down $0.3 million, or 21%, from $1.4 million for the three months ended March 31, 2010. This decrease was mainly the result of a reduction of professional service fees.

Restructuring charges, net.   The net restructuring charge of $101,000 for the three-months ended March 31, 2011 was attributable to rent payments and operating expense payments made by us for that portion of our Redwood City facilities that we did not occupy and that we were not able to sublease in the period.  The restructuring charges include charges for excess facilities.  During the first quarter 2010 our net restructuring charge was a $526,000 expense.   These changes consist of a $702,000 charge for the re-evaluation of sublease rental incomes from our Redwood City vacant facilities offset by the collection of $176,000 from our former subtenant from our New York City facilities during the quarter that ended March 31, 2010.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $81,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March 31, 2011.  Due to a decline in interest rates, our interest income decreased by $25,000 during the three months ended March 31, 2011 as compared to the three months ended March 31, 2010.

    Other income, net.   Other income, net during the three months ended March 31, 2011, was $909,000, as compared to a loss of $955,000 for the three months ended March 31, 2010.   The fluctuation between the periods was primarily due to unrealized gains or losses from currency rate fluctuation on our Euro cash and investment balances.

Income taxes.   Income taxes during the three months ended March 31, 2011, were $42,000, as compared to a provision for income tax expenses of $15,000 for the three months ended March 31, 2010. The provision for the first quarter of 2011 primarily relates to foreign local income tax.  The provision for the first quarter of 2010 primarily relates to state income tax in various jurisdictions and foreign local income tax.

~ 12 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position on our Condensed Consolidated Balance Sheet. As of March 31, 2011, we had $60.9 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $60.8 million of cash and cash equivalents at December 31, 2010.

The majority of our license and subscription revenues for the first quarter of 2011 were generated by our BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, and Clearvale™ solutions. Revenue during the quarter was generated from sales to both new and existing customers including, but not limited to, Auchan Group, Collective HR Solutions, EFG Bank, Gruppo Reti, Naval Undersea Warfare Center, Sempla, Sony, Twin Peaks Restaurants and several other brand-name global customers.

We continued to focus on expense control in the first quarter of 2011. Operating expenses for the first quarter of 2011 and 2010 were $4.7 million and $5.7 million, respectively. For the three months ended March 31, 2011, net loss was $0.4 million, or $0.09 per diluted share. This compares to net loss of $2.3 million, or $0.51 per diluted share, for the three months ended March 31, 2010.

The following table represents our liquidity at March 31, 2011 and December 31, 2010 (dollars in thousands):

	March 31,	December 31,
	2011	2010
	(unaudited)
Cash and cash equivalents	$35,022	$32,966
Short-term investments	$25,868	$27,857
Restricted cash, net of current portion	$1,000	$1,000
Working capital	$54,825	$54,900
Working capital ratio	5.64	5.70

Cash (Used For) Provided By Operating Activities

Cash used for operating activities was $7,000 for the three months ended March 31, 2011, and was mainly attributable to a $0.4 million operating loss, and an adjustment for non-cash items.

Cash provided by operating activities was $0.8 million for the three months ended March 31, 2010, and was mainly attributable to a $2.3 million operating loss, a decrease of $2.4 million in accounts receivables and unearned revenue accounts, and an adjustment for non-cash items such as a $526,000 restructuring charge and $288,000 of stock-based compensation expense.

Cash Provided By Investing Activities

Cash provided by investing activities was $2.0 million for the three months ended March 31, 2011 and $1.8 million for the three months ended March 31, 2010, which during both periods, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $102,000 for the three months ended March 31, 2011 and $117,000 for the three months ended March 31, 2010, which during both periods, primarily consisted of cash received from employees’ purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

We lease our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2016. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which has been issued in connection with our facility lease obligation.

~ 13 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2011 and 2010. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2011 we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2011.

Changes in Internal Control over Financial Reporting

          There has been no change in our internal control over financial reporting during the quarter ended March 31, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~ 14 ~

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

~ 15 ~

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of BroadVision common stock.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2011, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 169 at the end of 2010. On March 31, 2011, we had 162 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

~ 17 ~

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

We derive a significant portion of our revenue from our operations outside North America. In the three months ended March 31, 2011, approximately 62% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~ 18 ~

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

~ 19 ~

We are subject to foreign currency exchange risk.

A total of 62% and 46% our first quarter of year 2011 and 2010 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 30% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of March 31, 2011. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in  Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March 31, 2011, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $9.81 per share to $18.00 per share between April 1, 2009 and March 31, 2011. On May 6, 2011 the closing price of BroadVision common stock was $12.90 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

~ 20 ~

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

Exhibit
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

~ 21 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 9, 2011	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 9, 2011	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 22 ~

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3

31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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

~ 23 ~