Form 10-Q
period 2011-09-30
BROADVISION INC
filed 2011-11-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
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
Yes ☐ No ☑

    As of October 31, 2011, the registrant had 4,515,855 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED SEPTEMBER 30, 2011

PART I.	FINANCIAL INFORMATION

Item 1.	Financial Statements
Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010
Condensed Consolidated Statements of Operations and Comprehensive (Loss) Income for the three and nine months ended September 30, 2011 and 2010 (unaudited)
Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2011 and 2010 (unaudited)
Notes to Condensed Consolidated Financial Statements (unaudited)
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Quantitative and Qualitative Disclosures About Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION

Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 5.	Other Information
Item 6.	Exhibits

SIGNATURES

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	September 30,	December 31,
	2011	2010
	(Unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$37,809	$32,966
Short-term investments	18,978	27,857
Accounts receivable, net of reserves of $72 as of September 30, 2011 and $78 as of December 31, 2010	2,107	4,277
Restricted cash	1,013	-
Prepaids and other	1,200	1,469
Total current assets	61,107	66,569
Property and equipment, net	172	264
Restricted cash, net of current portion	-	1,000
Other assets	141	319
Total assets	$61,420	$68,152
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$642	$654
Accrued expenses	2,814	3,194
Unearned revenue	2,043	2,333
Deferred maintenance	3,391	5,488
Total current liabilities	8,890	11,669
Other non-current liabilities	1,141	2,126
Total liabilities	10,031	13,795
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,516 and 4,482 shares issued and outstanding as of September 30, 2011 and December 31, 2010, respectively	-	-
Additional paid-in capital	1,262,521	1,261,800
Accumulated other comprehensive loss	(1,003)	(890)
Accumulated deficit	(1,210,129)	(1,206,553)
Total stockholders’ equity	51,389	54,357
Total liabilities and stockholders’ equity	$61,420	$68,152

* Derived from audited consolidated financial statements filed in the Company’s 2010 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE (LOSS) INCOME
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Software licenses	$1,338	$1,380	$3,888	$4,943
Services	2,909	3,805	9,471	11,787
Total revenues	4,247	5,185	13,359	16,730
Cost of revenues:
Cost of software licenses	1	4	10	16
Cost of services	1,472	1,569	4,724	4,787
Total cost of revenues	1,473	1,573	4,734	4,803
Gross profit	2,774	3,612	8,625	11,927
Operating expenses:
Research and development	1,523	1,738	5,046	5,779
Sales and marketing	1,332	1,887	4,437	5,393
General and administrative	965	1,160	3,062	3,692
Restructuring charge	49	98	488	744
Total operating expenses	3,869	4,883	13,033	15,608
Operating loss	(1,095)	(1,271)	(4,408)	(3,681)
Interest income, net	97	90	312	319
Other (loss) income, net	(623)	2,907	615	547
(Loss) Income before provision for income taxes	(1,621)	1,726	(3,481)	(2,815)
Provision for income taxes	(20)	(244)	(95)	(349)
Net (loss) income	$(1,641)	$1,482	$(3,576)	$(3,164)

Basic (loss) income per share	$(0.36)	$0.33	$(0.80)	$(0.71)
Diluted (loss) income per share	$(0.36)	$0.33	$(0.80)	$(0.71)

Shares used in computing:
Weighted average shares-basic	4,505	4,463	4,494	4,454
Weighted average shares-diluted	4,505	4,464	4,494	4,454

Comprehensive (loss) income
Net (loss) income	$(1,641)	$1,482	$(3,576)	$(3,164)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(205)	17	(113)	196
Total comprehensive (loss) income	$(1,846)	$1,499	$(3,689)	$(2,968)

See Accompanying Notes to Condensed Consolidated Financial Statements.

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Nine Months Ended September 30,
	2011	2010
Cash flows from operating activities:
Net loss	$(3,576)	$(3,164)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117	124
Restructuring charge	488	744
Provision of receivable reserves	-	25
Stock based compensation	459	857
Gain on sale of cost method investments	-	(1,322)
Changes in operating assets and liabilities:
Accounts receivable	2,170	3,849
Prepaids and other	256	441
Other non-current assets	178	52
Accounts payable and accrued expenses	(475)	128
Restructuring accrual	(592)	(527)
Unearned revenue and deferred maintenance	(2,387)	(3,070)
Other noncurrent liabilities	(798)	121
Net cash used for operating activities	(4,160)	(1,742)
Cash flows from investing activities:
Purchase of property and equipment	(25)	(4)
Proceeds from sale of cost method investments	-	1,322
Purchase of short term investment	(12,076)	(32,463)
Maturities of short term investment	20,955	43,540
Net cash provided by investing activities	8,854	12,395
Cash flows from financing activities:
Proceeds from issuance of common stock, net	262	343
Net cash provided by financing activities	262	343
Effect of exchange rates on cash and cash equivalents	(113)	196
Net increase in cash and cash equivalents	4,843	11,192
Cash and cash equivalents at beginning of period	32,966	21,580
Cash and cash equivalents at end of period	$37,809	$32,772

See Accompanying Notes to Condensed Consolidated Financial Statements.

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2011 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission (the “SEC”) on March 4, 2011, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2011 and 2010 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2010 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2010 Annual Report on Form 10-K filed with the SEC on March 4, 2011.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2011 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three and nine months ended September 30, 2011 and 2010:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Cost of services	$17,920	$35,174	$50,502	$91,757
Research and development	34,200	112,230	161,855	277,964
Sales and marketing	24,504	72,689	111,388	234,890
General and administrative	32,367	99,142	135,263	252,400
	$108,991	$319,235	$459,008	$857,011

Earnings Per Share Information

Basic net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net (loss) income per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 375,000 and 682,000 potential common shares excluded from the determination of diluted net (loss) income per share for the three months ended September 30, 2011 and 2010, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. There were 315,000 and 620,000 potential common shares excluded from the determination of diluted net (loss) income per share for the nine months ended September 30, 2011 and 2010, respectively, as the effect of including each share would be anti-dilutive because the per-share strike price of the option under which the share would be issued exceeds the current market price. The following table sets forth the basic and diluted net (loss) income per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Net (loss) income	$(1,641)	$1,482	$(3,576)	$(3,164)
Weighted-average common shares outstanding used to compute basic (loss) income per share	4,505	4,463	4,494	4,454
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	1	-	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted (loss) income per share	4,505	4,464	4,494	4,454
Basic (loss) income per share	$(0.36)	$0.33	$(0.80)	$(0.71)
Diluted (loss) income per share	$(0.36)	$0.33	$(0.80)	$(0.71)

~ 4 ~

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other (loss) income, net in the Condensed Consolidated Statements of Operations. For the nine-month periods ended September 30, 2011, and 2010, translation (loss) gain was $(113,000), and 196,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive (Loss) Income

Comprehensive (loss) income includes net (loss) income and other comprehensive (loss) gain, which primarily consists of foreign currency translation adjustments. Total comprehensive (loss) income is presented in the accompanying Condensed Consolidated Statements of Operations.

Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2010	$(890)
Net change during period	(113)
Balance, September 30, 2011	$(1,003)

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

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). The amendments in this update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. The Company does not believe that the adoption of this update will have a material impact on its consolidated financial statements at this time.

~ 5 ~

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010

Employee benefits	$902	$903
Commissions and bonuses	122	274
Sales and other taxes	213	554
Income tax and tax contingency reserves	310	312
Restructuring	430	348
Other	837	803
Total accrued expenses	$2,814	$3,194

 Other Non-Current Liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2011	2010
Restructuring	$-	$186
Deferred maintenance and unearned revenue	602	1,358
Other	539	582
Total other non-current liabilities	$1,141	$2,126

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September 30, 2011 and December 31, 2010 (in thousands) are as follows:

		Fair Value at Reporting Date Using
	September 30, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$36,226	$36,226	$-	$-
Money market fund	1,583	1,583	-	-
Total cash and cash equivalents	$37,809	$37,809	$-	$-
Fixed income securities:
Certificates of deposits	$10,419	$10,419	$-	$-
Corporate bonds - financial	6,924	-	6,924	-
Corporate bonds - industrial	1,635	-	1,635	-
Total fixed income securities	$18,978	$10,419	$8,559	$-

		Fair Value at Reporting Date Using
	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$25,580	$25,580	$-	$-
Money market fund	7,386	7,386	-	-
Total cash and cash equivalents	$32,966	$32,966	$-	$-
Fixed income securities:
Certificates of deposit	$13,472	$13,472	$-	$-
Corporate bonds - financial	8,699	-	8,699	-
Corporate bonds - industrial	4,666	-	4,666	-
Corporate bonds - utility	766	-	766	-
International bonds - financial	254	-	254	-
Total fixed income securities	$27,857	$13,472	$14,385	$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  During the nine months ended September 30, 2011, approximately $5.4 million was transferred from the Level 2 to the Level 1 fair value measurement tier. Management transferred certain amounts into short term certificates of deposit because the coupon rate of corporate bonds was low during the period.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 6 ~

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2011 and 2010, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement.  We have recorded this credit as an addition to operating expense and liability in the accompanying 2010 Consolidated Financial Statements.  No draws upon the liability have been made by the third party to date, and consequently, the liability remains on our Consolidated Balance Sheets as of the quarter ending September 30, 2011.  During the nine months ended September 30, 2011, we did not record any operating expenses or liabilities related to any settlement agreements.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2011 or December 31, 2010. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2016. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

As discussed in Note 6 Restructuring Charges, we have 22,500 square feet of vacant office space in Redwood City, that we are actively seeking a subtenant for.  The lease for this office space will expire in June of 2012.

    A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in millions) as of September 30, 2011:

Operating
Years ending December 31,	Leases
2011	$0.4
2012	0.9
2013	0.1
2014	0.1
2015 and thereafter	0.1
Total minimum lease payments	$1.6

As of September 30, 2011, we have accrued $0.4 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of September 30, 2011 and December 31, 2010, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 7 ~

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010
Software licenses	$1,338	$1,380	$3,888	$4,943
Consulting services	835	1,016	2,781	3,006
Maintenance	2,074	2,789	6,690	8,781
Total revenues	$4,247	$5,185	$13,359	$16,730

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas), Europe, Middle East and Africa (EMEA);  and Asia, Pacific and Japan (APJ).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended		Nine months ended
	September 30,		September 30,
	2011	2010	2011	2010
Revenues:
Americas	$1,572	$2,527	$5,245	$8,213
EMEA	1,550	1,644	4,566	5,329
APJ	1,125	1,014	3,548	3,188
Total revenues	$4,247	$5,185	$13,359	$16,730

	September 30,	December 31,
	2011	2010
Long-Lived Assets:
Americas	$67	$147
EMEA	8	9
APJ	97	108
Total long-lived assets	$172	$264

For the three-month and nine-month periods ended September 30, 2011 and 2010, none of our customers accounted for more than 10% of our revenues.

~ 8 ~

Note 6. Restructuring Charges

The net restructuring charge of $488,000 for the nine-month period ended September 30, 2011 consists of lease payments and operating expenses in the amount of $286,000 for our headquarters in Redwood City and a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City.  The remaining term of the lease for the vacant office space in Redwood City is less than one year, and because of the limited remaining lease term we have re-evaluated the likelihood of subleasing the vacant office space.   The net restructuring charge of $744,000 for the nine months ended September 30, 2010 consists of lease payments and operating expenses in the amount of $218,000 and a $702,000 charge for the re-evaluation of sublease rental incomes from our Redwood City vacant facilities, offset by the collection of $176,000 from our former subtenant from our New York City facilities during the quarter ended March 31, 2010.

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

As of September 30, 2011, the total restructuring accrual of $430,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$430	$-	$430

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Total future
minimum
Years ending December 31,	payments
2011	$142
2012	288
2013	-
2014	-
2015 and thereafter	-
Total minimum facilities payments	$430

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended September 30, 2011
Lease cancellations and commitments	$566	$49	$(185)	$430

Three Months Ended September 30, 2010
Lease cancellations and commitments	$709	$98	$(191)	$616

Nine Months Ended September 30, 2011
Lease cancellations and commitments	$534	$488	$(592)	$430

Nine Months Ended September 30, 2010
Lease cancellations and commitments	$399	$744	$(527)	$616

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

In April 2011, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $123,000.  We recognized $31,000 of license revenue related to this contract for the third quarter of 2011. We received payments of  $123,000 for this renewal contract as of June 30, 2011.  We incurred $2,000 in direct costs and expenses relating to this contract in the three months ended September 30, 2011.

Note 8. Proceeds from Sale of Cost Method Investment

During the third quarter of fiscal year 2010, we received a total of $1.3 million in cash from the August 2010 sale of a company in which we held a partial ownership interest and which we accounted for under the cost method. We originally invested $2.0 million in 2000 in what was then a startup company, and subsequently wrote down the investment’s carrying value to $0 in 2002 due to an other-than-temporary decline in the fair market value of the investment at that time.  There have been no proceeds from the sale of cost method investments during fiscal year 2011.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2011 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2010, other than as disclosed herein.

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

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). The amendments in this update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. The Company does not believe that the adoption of this update will have a material impact on its consolidated financial statements at this time.

~ 10 ~

Results of Operations

The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Revenues:
Software licenses	32%	27%	29%	30%
Services	68	73	71	70
Total revenues	100	100	100	100
Cost of revenues:
Cost of software licenses	-	-	-	-
Cost of services	35	30	35	29
Total cost of revenues	35	30	35	29
Gross profit	65	70	65	71
Operating expenses:
Research and development	36	34	38	35
Sales and marketing	31	36	33	32
General and administrative	23	22	23	22
Restructuring charges, net	1	2	4	4
Total operating expenses	91	94	98	93
Operating loss	(26)	(24)	(33)	(22)
Interest income, net	2	2	2	2
Other (loss) income, net	(15)	56	5	3
Loss income before provision for income taxes	(39)	34	(26)	(17)
Income taxes expense	-	(5)	(1)	(2)
Net (loss) income	(39)%	29%	(27)%	(19)%

Revenues.     License revenue from the sales of software licenses for the three months ended September 30, 2011 was $1.3 million, down $0.1 million, or 7% from $1.4 million the prior year. License revenue from the sales of software licenses for the nine months ended September 30, 2011 was $3.9 million, down $1.0 million, or 20% from $4.9 million the prior year. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, declined from $2.8 million for the three months ended September 30, 2010, down 25%, to $2.1 million for the three months ended September 30, 2011.  Maintenance revenues decreased 24% for the nine months ended September 30, 2011, to $6.7 million, as compared to $8.8 million for the nine months ended September 30, 2010.  Consulting revenue, which is generally related to services in connection with our licensed software, decreased by $0.2 million, or 20%, from $1.0 million for the three months ended September 30, 2010, to $0.8 million for the three months ended September 30, 2011. Consulting and training revenues decreased by $0.2 million, or 6%, from $3.0 million for the nine months ended September 30, 2010, to $2.8 million for the nine months ended September 30, 2011.   We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the nine months ended September 30, 2011 decreased $6,000 compared to the same period in year 2010. The decrease was roughly proportional to the decrease of license revenue.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services decreased by $0.1 million, or 6%, from $1.6 million for the three months ended September 30, 2010 to $1.5 million for the three months period ended September 30, 2011. Cost of services remains unchanged at $4.7 million for the nine months ended September 30, 2011 and 2010.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.5 million for the three months ended September 31, 2011, down $0.2 million, or 12%, from $1.7 million for the three months ended September 30, 2010. Research and development expenses were $5.0 million for the nine months ended September 31, 2011, down $0.8 million, or 14%, from $5.8 million for the nine months ended September 30, 2010. This decrease was mainly due to our overall cost control efforts in response to lower revenues.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses decreased 32% during the three months ended September 30, 2011, to $1.3 million, as compared to $1.9 million for the three months ended September 30, 2010.   Sales and marketing expenses decreased 19% during the nine months ended September 30, 2011, to $4.4 million, as compared to $5.4 million for the nine months ended September 30, 2010.  This decrease was primarily due to decreased variable compensation costs due to lower revenues.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $1.0 million for the three months ended September 30, 2011, down $0.2 million, or 17%, from $1.2 million for the three months ended September 30, 2010. Our general and administrative expenses were $3.1 million for the nine months ended September 30, 2011, down $0.6 million, or 16%, from $3.7 million for the nine months ended September 30, 2010. This decrease was mainly the result of a reduction of professional service fees.

Restructuring charges, net.   The net restructuring charge of $488,000 for the nine-month period ended September 30, 2011 consists of lease payments and operating expenses in the amount of $286,000 for our headquarters in Redwood City and a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City.  The remaining term of the lease for the vacant office space in Redwood City is less than one year, and because of the limited remaining lease term we have re-evaluated the likelihood of subleasing the vacant office space.  The net restructuring charge of $744,000 for the nine months ended September 30, 2010 consists of consists of lease payments and operating expenses in the amount of $218,000 and a $702,000 charge for the re-evaluation of sublease rental incomes from our Redwood City vacant facilities, offset by the collection of $176,000 from our former subtenant from our New York City facilities during the quarter ended March 31, 2010.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $97,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended September 30, 2011.  Due to investment with higher interest rates, our interest income increased by $7,000 during the three months ended September 30, 2011 as compared to the three months ended September 30, 2010.   Interest income, net decreased 2% for the nine months ended September 30, 2011, to $312,000, as compared to $319,000 for the nine months ended September 30, 2010.  The decreases are due to a decline in interest rates.

    Other (loss) income, net.   Other (loss) income, net during the three months ended September 30, 2011, was $(623,000), as compared to an income of $2,907,000 for the three months ended September 30, 2010.   For the quarter ended September 30, 2010, other (loss) income, net included a return of capital in the amount of $1,322,000 from a cost method investment written off in 2002. The remaining change was primarily due to unrealized gain from currency rate fluctuations on our Euro cash and short-term investment balance in the quarter ended September 30, 2010.  Other (loss) income, net during the nine months ended September 30, 2011, was income of  $615,000, as compared to income of $547,000 for the nine months ended September 30, 2010.  The fluctuation between the periods was primarily due to unrealized gains from currency rate fluctuation on our Euro cash and investment balances.

Income taxes expense.   The provision for income taxes expense during the three months ended September 30, 2011, was $20,000, as compared to a provision for income tax expense of $244,000 for the three months ended September 30, 2010. The provision for income taxes expense during the nine months ended September 30, 2011, was $95,000, as compared to a provision for income tax expense of $349,000 for the nine months ended September 30, 2010.  The provision for 2011 primarily relates to foreign tax and state income taxes expense.  The provision for 2010 primarily relates to foreign income tax, true up of Federal, States and Foreign income tax returns, and an income tax reserve for uncertain income tax positions.

~ 11 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of September 30, 2011, we had $56.8 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $60.8 million of cash and cash equivalents at December 31, 2010.

The majority of our third quarter license and subscription revenue was generated from our BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, and Clearvale™ solutions. Revenue during the quarter was generated from sales to both new and existing customers such as Centre of Railway Information System Ltd, CROSSOVER Europe s.r.l., Front Burner Restaurants LP, Honeywell International, InTouch European Economic Interest Group (EEIG), Saipem S.p.A., SDE Consulting, TechTreeIT Systems (P) Ltd., Zain Group and several other global customers.

We continued to focus on expense control in the third quarter of 2011. Operating expenses for the third quarter of 2011 and 2010 were $3.9 million and $4.9 million, respectively. For the three months ended September 30, 2011, net loss was $1.6 million, or $0.36 per diluted share. This compares to net income of $1.5 million, or $0.33 per diluted share, for the three months ended September 30, 2010.

The following table represents our liquidity at September 30, 2011 and December 31, 2010 (dollars in thousands):

	September 30,	December 31,
	2011	2010

Cash and cash equivalents	$37,809	$32,966
Short-term investments	$18,978	$27,857
Restricted cash, current portion	$1,013	$-
Restricted cash, net of current portion	$-	$1,000
Working capital	$52,217	$54,900
Working capital ratio	6.87	5.70

Cash Used For Operating Activities

Cash used for operating activities was $4.2 million for the nine months ended September 30, 2011, and was mainly attributable to a $3.6 million operating loss and a decrease in cash collection from accounts receivable due to lower revenues.

Cash used for operating activities was $1.7 million for the nine months ended September 30, 2010, and was mainly attributable to a $3.2 million net loss offset by a gain of $1.3 million from the recovery of an investment we had previously written off using the cost method of investment accounting, a decrease of $3.0 million in unearned revenue accounts offset by the collection of $3.8 million of accounts receivable, and an adjustment for non-cash items such as $0.8 million of stock-based compensation expense.

Cash Provided By Investing Activities

Cash provided by investing activities was $8.9 million for the nine months ended September 30, 2011, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.  Cash provided by investing activities was $12.4 million for the nine months ended September 30, 2010, primarily related to the net maturities of short-term investments in bonds and certificates of deposit and cash received from the recovery of a previously written-off cost-method investment.

Cash Provided By Financing Activities

Cash provided by financing activities was $262,000 for the nine months ended September 30, 2011 and primarily consisted of cash received from employees’ purchases of common stock under the Employee Stock Purchase Plan, as amended. Cash provided by financing activities was $343,000 for the nine months ended September 30, 2010, primarily consisting of cash received in connection with employees' exercise of stock options granted under the 2000 Equity Incentive Plan, as amended and purchases of common stock under the Employee Stock Purchase Plan, as amended.

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

~ 12 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2011 and 2010. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2011 we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2011.

Changes in Internal Control over Financial Reporting

           There has been no change in our internal control over financial reporting during the quarter ended September 30, 2011 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September 30, 2011, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 169 at the end of 2010. On September 30, 2011, we had 159 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

We derive a significant portion of our revenue from our operations outside North America. In the nine months ended September 30, 2011, approximately 61% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 61% and 51% of our first nine months of year 2011 and 2010 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 32% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of September 30, 2011. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks

~ 18 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of September 30, 2011, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile. For example, the trading price of BroadVision common stock has ranged from $8.37 per share to $18.00 per share between October 1, 2009 and September 30, 2011. On November 9, 2011 the closing price of BroadVision common stock was $8.04 per share. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

BROADVISION, INC.

Date: November 10, 2011	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 10, 2011	By:	/s/ Shin-Yuan Tzou
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