Form 10-K
period 2011-12-31
BROADVISION INC
filed 2012-03-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-K
FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)

☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2011
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
Yes R No ☐
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
Yes ☐ No ☑

                 As of June 30, 2011, based on the closing sales price as quoted by the NASDAQ, 2,165,660 shares of Common Stock, having an aggregate market value of approximately $27,092,407 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

 As of February 29, 2012, the registrant had 4,597,704 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

     Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in June 2012 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADVISION, INC.
ANNUAL REPORT ON FORM 10-K
YEAR ENDED DECEMBER 31, 2011

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

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and enterprise social networks. As of December 31, 2011, we had licensed our products to approximately 500 companies - including Fiat, Hilti AG, Iberia L.A.E, Indian Railways Catering and Tourism Company, SINA Corporation and Vodafone.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2011, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations. There has been an unusually large amount of trading activity and price movement in our stock to date in fiscal year 2012 and on March 6, 2012 the high price of our common stock reached a four year high of $56.46 per share. We are not aware of any corporate developments that we believe would explain this unusual activity.

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

Industry Background

E-business has become an integral part of work life and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving their business online. By providing a way for enterprises to quickly assemble and deploy web-based solutions that tap into their resources, organizations can dramatically reduce the cost and improve the quality of interactions between employees, customers and business partners. A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing a self-service model, including online shopping, call center operations, and customer communities. In addition to accelerating the response time for the consumer, e-business applications also enable organizations to collect valuable market research data about their customers.

Software Products

Our primary product offerings are software solutions. We also offer a toolkit, framework and library for extending our solutions. Our offerings have the following characteristics and advantages:

•	Track record -- Experience from over 1,000 implementations and 18 years of experience.
•	Agility, extensibility and configurability -- Integrated tools for rapidly creating e-business applications with modular out-of-the-box capabilities and custom development.
•	Scalability -- Advanced load balancing and multi-layered caching for high concurrent users and transactions.
•	Personalization -- Session and event-based observations for dynamic and targeted navigation.
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

•	Low total cost of ownership -- Support for open source platforms in additional to commercial platforms.
•	Cloud -- Hosted SaaS (Software-as-a-Service) with our Clearvale products for allowing customers to access enterprise-quality software without traditional IT overhead.

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

3.
Clearvale is our new enterprise social network solution, aimed at revolutionizing enterprise knowledge flows.  Beyond individual social networks, it organizes multiple social networks into ecosystems, and manages them coherently.  It has three variations.  Clearvale Express is free, for entry-level capabilities; Clearvale Enterprise is for full capabilities.  We operate these two variations as SaaS over Cloud.   The third variation, Clearvale PaasPort is a platform for partners who want to resell our enterprise social network solution.

4.
Clear formerly named CHRM, is a collaborative human resources management system.  It is a Portal-based human resources management system solution developed by our subsidiary BroadVision OnDemand, headquartered in Beijing, China, using our Kukini toolkit and Kona framework.  It facilitates collaboration by members of a customer’s organization in each phase of the HR management life cycle.

5.
QuickSilver is a high-end publishing system for large and complex documents.  Some typical uses are aircraft manuals, weapon system manuals and massive customizable insurance policies.   It supports multiple output formats, such as HTML, PDF and Postscript.  It also includes a complete XML authoring environment.

~1 ~

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

Services

We provide a full spectrum of global services to contribute to the success of our customers, including business consulting services, implementation services related to our software and related software, migration and performance tuning services and ongoing training and technical support.

Education Services

Coursework is available for Content Managers, Technical Developers and System Administrators through BroadVision Education Services. Customers and partners can arrange for on-site programs, which keep employees at the office, or take advantage of public courses at BroadVision locations.

Support and Maintenance Services

We offer a tiered support and maintenance program to better serve the needs of our global customer base. Standard Support provides technical assistance during regular business hours; Enterprise Support is designed for customers with mission-critical environments, providing customers with access to support experts 24 hours a day, 7 days a week; and Personalized Support assigns a specific individual to a customer along with other customer specified support services, including on-site support engineers. We have technical support centers in North America, Europe and Asia. Under our standard maintenance agreement, we provide telephone support and upgrade rights to new releases, including patch releases (as necessary) and product enhancements (when and if available).

Customers

As of December 31, 2011, we had licensed our products to approximately 500 companies. For the year ended December 31, 2011, no customer accounted for more than 10% of our total revenues.  For the year ended December 2010, no customer accounted for more than 10% of our total revenues. On December 31, 2011, two customers in the retail industry and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance.  On December 31, 2010, two customers in the foreign travel and online mobile service industry accounted for more than 10% of our accounts receivable balance. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2011, our direct sales organization included 20 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in France, Italy, and the United Kingdom.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, Taiwan, and Japan.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2011, approximately 60% of our revenues were derived from international sales. In the twelve months ended December 31, 2010, approximately 51% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our applications capabilities online or at the prospect's site, followed by one or more detailed technical reviews. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the solution. Our Global Services Organization helps customers to customize, develop and deploy their e-business solutions.

As of December 31, 2011, 9 employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

~2 ~

Alliances

We recognize that today's organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a global team of partners with the skills, services and value-added products necessary to develop, market, sell and deliver competitive e-business solutions.

Clearvale Reseller Partners

In late 2010 we introduced Clearvale PaasPort, a channel program that enables partners to resell, customize and add value to our Clearvale enterprise social networking solutions.

Consulting Partners

Our systems integration and consulting services partners deliver strategic business solutions to our global customers. These partners offer deployment experience, strong vertical market expertise, and process-based solutions. We structure our contractual arrangements with these consulting partners to motivate them to develop an expertise in our technology and sell our products and services to potential customers, thus enabling us to extend the reach of our products and services.

Technology/OEM Partners

Our technology partners include Value-Added Resellers (VAR) and Independent Software Vendors (ISV) who build and deploy BroadVision-based vertical and horizontal software solutions. Revenue generated from technology/OEM partners in recent years has not been significant.

Competition

If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to intensify. Our primary competition currently includes:

•	in-house development efforts by prospective customers or partners;
•
other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as  EscalateRetail, IBM Corporation, Microsoft, Oracle and SAP.

•	other vendors of enterprise social networking platforms or solutions, such as Microsoft’s SharePoint, Jive Software, blueKiwi and Salesforce Chatter.
•	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

•	depth and breadth of functionality offered;
•	availability of knowledgeable developers;
•	time required for application deployment;
•	reliance on industry standards;
•	product reliability;
•	proven track record;
•	scalability;
•	maintainability;
•	product quality;
•	price; and
•	technical support.

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

~3 ~

Research and Development

    As of December 31, 2011, we had 79 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products.   Research and development expenses are expensed as incurred.  Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

     Research and development expenses were $6.3 million for the year ended December 31, 2011 and $7.3 million for the year ended December 31, 2010.

Employees

As of December 31, 2011, we employed a total of 165 full-time employees, of whom 75 are based in North America, 20 in Europe and 70 in Asia. Of these full-time employees, 29 are in sales and marketing, 79 are in product development, 27 are in global services and client support, and 30 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

                 Our executive officers and their ages and positions as of December 31, 2011 are in the table below.

Name	Age	Position
Pehong Chen	54	Chairman, President and Chief Executive Officer
Shin-Yuan Tzou	54	Chief Financial Officer

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

We initially released Clearvale in 2009. We have been actively enhancing it and adding editions such as Clearvale Enterprise, Clearvale PaasPort and Clearvale Express. We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  To date our Clearvale offerings have not generated significant revenues. We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

~4 ~

We have recently introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision offers perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The new Clear and Clearvale products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale offers customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2011, we had an accumulated deficit of approximately $1.2 billion.

Given our planned operating and capital expenditures, for the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and/or negative cash flows. If our revenue does not increase or if we fail to maintain our expenses at an amount less than our projected revenue, we will not be able to achieve or sustain operating profitability on a consistent basis. We are continuing our efforts to reduce and control our expense structure. We believe strict cost containment and expense reductions are essential to achieving positive cash flow and profitability. A number of factors could preclude us from successfully bringing costs and expenses in line with our revenues, including increased investments in new products, unplanned uses of cash, the inability to accurately forecast business activities and further deterioration of our revenues. If we are not able to effectively reduce our costs and achieve an expense structure commensurate with our business activities and revenues, we may have inadequate levels of cash for operations or for capital requirements, which could significantly harm our ability to operate our business.

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

~5 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 169 at the end of 2010. On December 31, 2011, we had 165 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

~6 ~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least December 31, 2012. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

Maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because the region in which we compete consists of many established companies that can offer more lucrative compensation packages. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2011, approximately 60% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~7 ~

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

We rely in part on technology that we license from third parties or we obtain from open sources, including relational database management systems from Oracle, Microsoft and MySQL; object request broker software from IONA Technologies PLC; J2EE from Oracle and JBoss; and others. The loss or malfunction of any third-party technology could harm our business. We integrate or sublicense third-party technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology from Open SSL. Third-party technology might not continue to be available to us on commercially reasonable terms, or at all. Moreover, third-party technology may contain defects that we cannot control. Problems with third-party technology could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed or obtained, and integrated. Delays in introducing our products and services could adversely affect our results of operations.

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

    In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.  In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with customers in Europe.

~8 ~

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

    A total of 60% and 51% of our fiscal year 2011 and 2010 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 31% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of December 31, 2011. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2011, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 36% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.82 per share to $14.50 per share between January 1, 2010 and December 31, 2011. The trading price of our common stock in fiscal year 2012 to date has ranged from $10.50 per share to $56.46 per share, which was a four year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

                 In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet, enterprise social networking or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of BroadVision common stock. In the past, following declines in the market price of a company's securities, securities class action litigation, such as the class action lawsuits filed against us and certain of our officers and directors in early 2001, has often been instituted against that company. Litigation could result in substantial costs and a diversion of management's attention and resources.

~9 ~

ITEM 2. PROPERTIES

As of December 31, 2011, we leased approximately 70,149 square feet of office space, of which approximately 75% was in the United States. We occupied or subleased 68% of our leased office space as of December 31, 2011.

                In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center in Redwood City, California. Our worldwide headquarters at Pacific Shores Center occupies approximately 27,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We subleased the remaining approximately 22,500 square feet to our subtenant Dexterra Inc., effective January 8, 2007.   In May 2009, we received written notice from Dexterra Inc. exercising its right of early termination of the sublease, which grants us a right to receive payment of a termination fee equal to three months’ base rent, effective January 7, 2010. We did not find a subtenant as of December 31, 2011.  Further details related to our restructuring charges and activities are provided in Note 7 – Restructuring in the Notes to our Consolidated Financial Statements.

Our additional leased domestic facilities include an office located in Waltham, MA, which is primarily used for sales, marketing and customer service activities. Leased facilities of significant size located outside of the United States and used primarily for sales, marketing, customer support and administrative functions include facilities located in Paris, France; Reading, UK; Milan, Italy; Tokyo, Japan; Beijing, China; Taipei, Taiwan; and Bangalore, India.

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

	High	Low
Fiscal Year 2011
First Quarter	$14.50	$11.65
Second Quarter	14.50	11.52
Third Quarter	12.92	8.37
Fourth Quarter	11.68	7.82
Fiscal Year 2010
First Quarter	14.50	12.60
Second Quarter	14.25	11.61
Third Quarter	12.21	9.86
Fourth Quarter	13.80	9.81

 As of February 29, 2012, there were 140 record holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 7, 2012, the last sale price reported on the NASDAQ Global Market for BroadVision common stock was $40.02 per share.  There has been an unusually large amount of trading activity and price movement in our stock to date in fiscal year 2012 and on March 6, 2012 the high price of our common stock reached a four year high of $56.46 per share. We are not aware of any corporate developments that we believe would explain this unusual activity.

                 We have never declared or paid cash dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

~10 ~

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

Overview

             Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and Enterprise Social Networks. As of December 31, 2011, we had licensed our products to approximately 500 companies - including Fiat, Hilti AG, Iberia L.A.E, Indian Railways Catering and Tourism Company, SINA Corporation and Vodafone.

Our objective is to further our position as a global supplier of enterprise social networking solutions through our new Clearvale products and to sustain our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions.  This will require us to continue to build new functionality into our solutions that offer our customers a compelling value proposition to subscribe or license our solutions rather than design and build custom solutions.

    We generate revenue from fees for licenses of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; (2) the number of CPUs utilized by the  machines on which the product is installed; or (3) usage of Cloud or SaaS (Software-as-a-Service), a software model in which vendors host software that customers access remotely. Payment terms are generally 30 days from the date the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

We generated net income in years 2006, 2007 and 2009; and net loss in years 2008, 2010 and 2011. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations in 2011 faced three major challenges: severe worldwide recession, continued consolidation of the enterprise software industry, and maturity of our major revenue-generating legacy products.  Consequently, revenues declined significantly as compared to previous years.  We managed these challenges by: rigorously controlling costs; diligently caring for and serving our installed base to improve customer loyalty; and heavily investing in new products, most notably the cloud-based Clearvale Enterprise Social Network.   We made important progresses with Clearvale in 2011, through (1) the research and development of new versions of Clearvale (2) channel development, and (3) customer growth.  Clearvale did not generate material revenue in 2011.  It will take time for revenue from sales of Clearvale to grow.

We strive to anticipate changes in the demand for our services, and manage our costs appropriately.  As part of our budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process is intended to allow us to adjust our cost structures to changing market needs, competitive landscapes and economic factors.

Obligations to Related Parties

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $5.0 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

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

~11 ~

Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and training.

Our revenue recognition policies comply with Accounting Standards Codification ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin SAB 104, Revenue Recognition. In October 2009, the FASB amended the accounting standards in Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25) ("ASU 2009-13") for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We adopted ASU 2009-13 at the beginning of the first quarter of fiscal 2011. The application of these new accounting standards did not have a material impact on total net revenues for fiscal year 2011.

                We recognize revenue when all four of the following revenue recognition criteria have been met:
1)	Persuasive evidence of an arrangement exists;
2)	We have delivered the product or performed the service;
3)	The fee is fixed or determinable; and
4)	Collection is probable.

                 We qualify the second of the above listed criteria differently for different types of revenues, as follows.

Software License Revenue, Non-Subscription and Non-Hosted Products

Delivery of non-subscription and non-hosted software products is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer.  We do not grant a right of return for non-subscription or non-hosted software products.  We recognize revenue upon the delivery of our software.

Software License Revenue, Subscription Products or Hosted Products

Although we make our software available to the customer at a particular point in time, the delivery of subscription software products (such as QuickSilver) and hosted software products (such as Clearvale and Clear) is considered to have occurred ratably over the duration of the contract.  We recognize revenue ratably.

Services Revenues

Consulting services revenues and training revenues are recognized as such services are performed.  These services are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Maintenance revenue, which includes revenue that is derived from software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, is recognized ratably over the related agreement period, which time period is generally twelve months.

Receivable Reserves

                Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2011, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

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

~12 ~

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

Further details related to our Stock Benefit Plans and our adoption of ASC 718-10 are provided in Note 8 – Stockholders' Equity  in the Notes to our Consolidated Financial Statements.

Restructuring

Through December 31, 2011, we have approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) lease termination costs and/or costs associated with permanently vacating our facilities; and (ii) other incremental costs incurred as a direct result of the restructuring plan. We account for each of these costs in accordance with ASC 420-10, Exit or Disposal of Cost Obligations ("ASC 420-10 ").

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

	Years Ended December 31,
	2011	2010
Revenues:
Software licenses	31%	29%
Services	69	71
Total revenues	100	100
Cost of revenues:
Cost of software licenses	-	-
Cost of services	34	29
Total cost of revenues	34	29
Gross profit	66	71
Operating expenses:
Research and development	36	33
Sales and marketing	34	33
General and administrative	23	20
Restructuring charges, net	5	4
Total operating expenses	98	90
Operating loss	(32)	(19)
Other income	2	7
Loss before income taxes	(30)	(12)
Income taxes expense	(1)	(1)
Net loss	(31)%	(13)%

~13 ~

Results of Operations

Revenues.     License revenue from the sales of software licenses for the year ended December 31, 2011 was $5.5 million, down $0.9 million, or 14% from $6.4 million for the year ended December 31, 2010. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2011 was $8.6 million, down $2.8 million, or 24% from $11.4 million for the year ended December 31, 2010.  Consulting revenue, which is generally related to services in connection with our licensed software, for the year ended 2011 was $3.4 million, down $0.6 million, or 15% from $4.0 million for the year ended December 31, 2010.  The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses for the year ended December 31, 2011 was $11,000, down $10,000, or 48% from $21,000 for the year ended December 31, 2010. The decrease was mainly due to the decrease of license revenue.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2011 was $6.0 million, down $0.3 million, or 5% from $6.3 million for the year ended December 31, 2010. This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended December 31, 2011 were $6.3 million, down $0.9 million, or 12% from $7.3 million for the year ended December 31, 2010. The decrease was mainly due to the reduction of research and development expenses related to our legacy products, which exceeded the increase in research and development expenses related to our new Clearvale products.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2011 were $5.9 million, down $1.1 million, or 16% from $7.0 million for the year ended December 31, 2010.  The decrease was mainly due to our overall cost reduction efforts in response to lower revenues, offset by increased marketing expenditures related to Clearvale.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the year ended December 31, 2011 were $4.0 million, down $0.4 million, or 9% from $4.4 million for the year ended December 31, 2010. This decrease was mainly due to the decrease of our legal fees and lower compensation expenses during year 2011.

Restructuring charges, net.   The restructuring charges include charges for excess facilities and were recorded under the provisions of ASC 420-10.  During 2011 our net restructuring charge of $810,000 consisted of lease payments and operating expenses in the amount of $451,000 for our headquarters in Redwood City, a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City and a $157,000 charge for the estimated future operating expenses for our vacant office space in Redwood City.  The remaining term of the lease for the vacant office space in Redwood City is less than one year, and because of the limited remaining lease term we have re-evaluated the likelihood of subleasing the vacant office space.   During 2010 our net restructuring charge of $850,000 consisted of a $607,000 charge resulting from a sublease income assumption adjustment for our vacant Redwood City, California facilities and a $419,000 charge related to rent payments made by us resulting from our inability to sublease the facilities in the period, offset by the collection of $176,000 from our former subtenant from our New York City facilities.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $444,000 in interest income for the year ended December 31, 2011 from our cash and cash equivalents as well as short-term investment balances in 2011, up $40,000, or 10%, from $404,000 in interest income for the year ended December 31, 2010.  This increase was due to investments with higher interest rates in 2011 as compared to 2010.

    Other (expense) income, net.   Other (expense) income, net was $162,000 for the year ended December 31, 2011, down $1,072,000 from $1,234,000 for the year ended December 31, 2010. In 2011, other (expense) income, net was primarily a result of unrealized currency rate fluctuations on our Euro assets.  In 2010, other income, net included a return of capital of $1,322,000 from a cost method investment written off in 2002, a reversal of royalty liability accrual of $1,086,000 due to the expiration of the statue of limitations in December 2010, and an unrealized loss of $1,320,000 from currency rate fluctuations on our Euro cash and short-term investments.

     Income taxes expense.   We recorded income tax expenses of $121,000 and $263,000 for the years ended December 31, 2011 and 2010, respectively. The tax expense from 2011 was primarily due to foreign tax and state income taxes expense, which was offset by the tax benefit from the release of unrecognized tax benefits.  The tax provision from 2010 was primarily due to a true up of Federal tax liability for the 2009 tax year, the foreign provision for the 2010 tax year, and the income tax reserve related to imputed interest from a prior year.

Liquidity and Capital Resources

Background and Overview

At December 31, 2011, our current assets exceeded our current liabilities by approximately $50.4 million. Our management believes that our cash and cash equivalents and short-term investments as of December 31, 2011 will be sufficient to fund operations through at least December 31, 2012. If our existing cash and cash equivalents and short-term investments are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

As of December 31, 2011, we had $45.4 million of cash and $9.0 million of short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances at December 31, 2011 declined by $6.4 million compared to December 31, 2010 levels.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statement of Cash Flow.

Revenues in year 2011 of $17.6 million were down 19% from 2010 revenues of $21.8 million. The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.  We anticipate that net cash used for operating activities will continue to be the material use of our existing cash and cash equivalents and short-term investments.

~14 ~

The following table represents our liquidity indicators at December 31, 2011 and 2010 (dollars in thousands):

	December 31,
	2011	2010
Cash and cash equivalents	$45,405	$32,966
Short-term investments	$9,009	$27,857
Restricted cash, current portion	$1,022	$-
Restricted cash, net of current portion	$-	$1,000
Working capital	$50,419	$54,900
Working capital ratio	5.90	5.70

Cash Used for Operating Activities

Cash used for operating activities was $6.6 million for fiscal year 2011.  Net cash used by operating activities in this period consisted primarily of a $4.7 million operating loss (excluding restructuring charges), and changes in operating assets and liabilities offset by noncash items during fiscal year 2011.

Cash used for operating activities was $3.0 million for fiscal 2010. Net cash used by operating activities in this period consisted primarily of a $3.5 million operating loss excluding restructuring charges, offset by adjustments from non-cash items of $0.7 million.

Cash Provided By Investing Activities

Cash provided by investing activities in fiscal 2011 was $18.8 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.  Cash provided by investing activities in fiscal 2010 was $13.6 million, primarily as a result of maturity of short-term investments of $54.0 million offset by purchasing of short-term investments in the amount of $41.6 million and a return of capital of $1.3 million from a cost method investment written off in 2002.

Cash Provided By Financing Activities

Cash provided by financing activities was $350,000 in fiscal 2011, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan.   Cash provided by financing activities was $438,000 in fiscal 2010, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2011, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our consolidated balance sheets as of December 31, 2011 and 2010.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2016. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2011, total future minimum lease payments are $1.2 million under non-cancelable operating lease agreements.

As of December 31, 2011, we have accrued $0.5 million of estimated future facilities costs as a restructuring accrual. This accrual includes the above minimum lease payments that are related to excess space under lease and certain lease related allowances, fees and expenses, partially offset by estimated future sublease income (See Note 7 – Restructuring in the Notes to our Consolidated Financial Statements).

Additional Factors That May Affect Future Liquidity

                 The following table summarizes our contractual obligations as of December 31, 2011 and the effect such obligations are expected to have on our liquidity and cash flows in future years. Restricted cash represents the collateral for our letter of credit.

	Total	1 Year	1-3 Years	4-5 Years	Over 5 Years
	(In millions)
Letter of credit	$1.0	$1.0	$-	$-	$-

~15 ~

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of
BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. as of December 31, 2011 and 2010 and the related consolidated statements of operations, stockholders' equity and comprehensive loss, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of BroadVision, Inc. as of December 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ OUM & Co. LLP
San Francisco, California
March 8, 2012

~16 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	December 31,
	2011	2010
ASSETS
Current assets:
Cash and cash equivalents	$45,405	$32,966
Short-term investments	9,009	27,857
Accounts receivable, net of reserves of $109 and $78 as of December 31, 2011 and 2010, respectively	4,100	4,277
Restricted cash	1,022	-
Prepaids and other	1,179	1,469
Total current assets	60,715	66,569
Property and equipment, net	143	264
Restricted cash, net of current portion	0	1,000
Other assets	144	319
Total assets	$61,002	$68,152

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$595	$654
Accrued expenses	2,783	3,194
Unearned revenue	2,665	2,333
Deferred maintenance	4,253	5,488
Total current liabilities	10,296	11,669
Other non-current liabilities	936	2,126
Total liabilities	11,232	13,795
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,529 and 4,482 shares issued and outstanding as of December 31, 2011 and 2010, respectively	-	-
Additional paid-in capital	1,262,726	1,261,800
Accumulated other comprehensive loss	(1,014)	(890)
Accumulated deficit	(1,211,942)	(1,206,553)
Total stockholders' equity	49,770	54,357
Total liabilities and stockholders' equity	$61,002	$68,152

The accompanying Notes are an integral part of these Consolidated Financial Statements

~17 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
(In thousands, except per share amounts)

	Years Ended December 31,
	2011	2010
Revenues:
Software licenses	$5,489	$6,422
Services	12,065	15,395
Total revenues	17,554	21,817
Cost of revenues:
Cost of software licenses	11	21
Cost of services	6,002	6,332
Total cost of revenues	6,013	6,353
Gross profit	11,541	15,464
Operating expenses:
Research and development	6,356	7,296
Sales and marketing	5,949	7,096
General and administrative	3,976	4,481
Restructuring charges, net	810	850
Total operating expenses	17,091	19,723
Operating loss	(5,550)	(4,259)
Other income:
Interest income, net	444	404
Other (expense) income, net	(162)	1,234
Total other income	282	1,638
Loss before income taxes	(5,268)	(2,621)
Income taxes expense	(121)	(263)
Net loss	$(5,389)	$(2,884)
Basic net loss per share	$(1.20)	$(0.65)
Diluted net loss per share	$(1.20)	$(0.65)
Shares used in computing basic net loss per share	4,500	4,458
Shares used in computing diluted net loss per share	4,500	4,458

The accompanying Notes are an integral part of these Consolidated Financial Statements

~18 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY AND COMPREHENSIVE LOSS
(In thousands)
	Common Stock
				Accumulated
			Additional	Other			Total
			Paid-in	Comprehensive	Accumulated	Comprehensive	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Loss	Equity
Balances as of December 31, 2009	4,433	$-	$1,260,257	$(1,195)	$(1,203,669)		$55,393

Net loss		-			(2,884)	$(2,884)	(2,884)
Foreign currency translations		-		305		305	305
Total						$(2,579)
Stock-based compensation		-	1,105				1,105
Issuance of common stock from restricted stocks awards	5	-	-				-
Issuance of common stock under employee stock purchase plan	39	-	374				374
Issuance of common stock from exercise of options	5	-	64				64
Balances as of December 31, 2010	4,482	$-	$1,261,800	$(890)	$(1,206,553)		$54,357

Net loss		-			(5,389)	$(5,389)	(5,389)
Foreign currency translations		-		(124)		(124)	(124)
Total						$(5,513)
Stock-based compensation		-	576				576
Issuance of common stock from restricted stocks awards	3	-	-				-
Issuance of common stock under employee stock purchase plan	44	-	350				350
Balances as of December 31, 2011	4,529	$-	$1,262,726	$(1,014)	$(1,211,942)		$49,770

The accompanying Notes are an integral part of these Consolidated Financial Statements

~19 ~

BROADVISION, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)
	Years Ended December 31,
	2011	2010
Cash flows from operating activities:
Net loss	$(5,389)	$(2,884)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	154	164
Stock-based compensation	576	1,105
Proceeds received from cost method investments	-	(1,331)
Restructuring charges, net	810	850
Other	4	(12)
Changes in operating assets and liabilities:
Accounts receivable	173	2,839
Prepaids and other	269	741
Other non-current assets	175	66
Accounts payable and accrued expenses	(574)	(1,869)
Restructuring accrual	(894)	(715)
Unearned revenue and deferred maintenance	(903)	(1,685)
Other noncurrent liabilities	(1,003)	(260)
Net cash used for operating activities	(6,602)	(2,991)
Cash flows from investing activities:
Purchase of property and equipment	(33)	(49)
Proceeds received from cost method investments	-	1,331
Purchase of short-term investments	(13,986)	(41,620)
Maturities of short-term investments	32,834	53,972
Net cash provided by investing activities	18,815	13,634
Cash flows from financing activities:
Proceeds from issuance of common stock, net	350	374
Proceeds from exercise of common stock options	-	64
Net cash provided by financing activities	350	438
Effect of exchange rates on cash and cash equivalents	(124)	305
Net increase in cash and cash equivalents	12,439	11,386
Cash and cash equivalents at beginning of period	32,966	21,580
Cash and cash equivalents at end of period	$45,405	$32,966

Supplemental cash flows disclosures:
Cash paid for income taxes	$21	$17

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

 Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and training.

Our revenue recognition policies comply with Accounting Standards Codification ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin SAB 104, Revenue Recognition. In October 2009, the FASB amended the accounting standards in Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25) ("ASU 2009-13") for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We adopt ASU 2009-13 at the beginning of the first quarter of fiscal 2011. The application of these new accounting standards did not have a material impact on total net revenues for fiscal year 2011.

                 We recognize revenue when all four of the following revenue recognition criteria have been met:
1)	Persuasive evidence of an arrangement exists;
2)	We have delivered the product or performed the service;
3)	The fee is fixed or determinable; and
4)	Collection is probable.

                 We qualify the second of the above listed criteria differently for different types of revenues, as follows.

Software License Revenue, Non-Subscription and Non-Hosted Products

Delivery of non-subscription and non-hosted software products is considered to have occurred when title and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer.  We do not grant a right of return for non-subscription or non-hosted software products.  We recognize revenue upon software delivery of our software.

Software License Revenue, Subscription Products or Hosted Products

Although we made the software available to the customer at a particular point in time, the delivery of subscription software products (such as QuickSilver) and hosted software products (such as Clearvale and Clear) is considered to have occurred ratably over the duration of the contract.  We recognize revenue ratably.

Services Revenues

Consulting services revenues and training revenues are recognized as such services are performed.  These services are not essential to the functionality of the software. We record reimbursement from our customers for out-of-pocket expenses as an increase to services revenues.

Maintenance revenue, which includes revenue that is derived from software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, is recognized ratably over the related agreement period, which time period is generally twelve months.

~21 ~

Cash and Cash Equivalents, Restricted Cash, and Short-term Investments

We consider all debt and equity securities with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of debt and equity securities that have a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. Restricted cash in which the underlying instrument has a term of greater than twelve months from the balance sheet date are classified as non-current. At December 31, 2011, a letter of credit of $1.0 million secured by an equal amount of restricted cash is available to the landlord securing certain facilities leases as more fully described in Note 6 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our short-term investments’ contractual maturities occur before September 2012.  Total interest income during fiscal years 2011 and 2010 was $444,000 and $404,000, respectively, and is included in other income in the accompanying Consolidated Statements of Operations.

                 Our cash and cash equivalents, restricted cash, and short-term investments consisted of the following as of December 31, 2011 and 2010 (in thousands):

					Classified on Consolidated Balance Sheet as:
	Purchase/	Gross	Gross		Cash and		Restricted	Restricted
	Amortized	Unrealized	Unrealized	Aggregate	Cash	Short-Term	Cash,	Cash,
	Cost	Gains	Losses	Fair Value	Equivalents	Investment	Current	Non-Current
As of December 31, 2011:
Cash and cash equivalents	$42,015	$-	$-	$42,015	$40,993	$-	$1,022	$-
Money market	4,412	-	-	4,412	4,412	-	-	-
Held-to-maturity securities (Short-term Bonds and Certificate of deposits)	9,009	-	-	9,009	-	9,009	-	-
Total	$55,436	$-	$-	$55,436	$45,405	$9,009	$1,022	$-
As of December 31, 2010:
Cash and cash equivalents	$26,580	$-	$-	$26,580	$25,580	$-	$-	$1,000
Money market funds	7,386	-	-	7,386	7,386	-	-	-
Held-to-maturity securities (Short-term Bonds and Certificates of deposit)	27,857	-	-	27,857	-	27,857	-	-
Total	$61,823	$-	$-	$61,823	$32,966	$27,857	$0	$1,000

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Operations, amounted to $64,000 and $20,000 in 2011 and 2010, respectively.

Prepaid Royalties

Prepaid royalties relating to purchased software to be incorporated and sold with our software products are amortized as a cost of software licenses either on a straight-line basis over the remaining term of the royalty agreement or on the basis of projected product revenues, whichever results in greater amortization.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we record the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2011, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

~22 ~

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

Cash deposits and cash equivalents in foreign countries of approximately $6.0 million and $6.8 million on December 31, 2011 and 2010, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

As of December 31, 2011, two customers in the retail industry and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance. At December 31, 2010, two customers in the foreign travel and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance. For the year ended December 31, 2011 and 2010, no customer accounted for 10% of our total revenues.

 Restructuring

Through December 31, 2011, we have approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were recorded where we aligned our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) lease termination costs and/or costs associated with permanently vacating and sub-leasing our facilities; and (2) other incremental costs incurred as a direct result of the restructuring plan. We account for each of these costs in accordance with ASC 420-10, Exit or Disposal of Cost Obligations ("ASC 420-10 ").

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

We have recorded restructuring charges at the low-end of a range of assumptions modeled for restructuring charges. Adjustments to the facilities accrual will be required if actual lease exit costs or sublease income differ from amounts currently expected. We review the status of restructuring activities on a quarterly basis and, if appropriate, record changes to our restructuring obligations in current operations based on management's most current estimates.

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

~23 ~

Fair Value of Financial Instruments

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2011 and 2010 (in thousands) were as follows:

		Fair Value at Reporting Date Using

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$40,993	$40,993	$-	$-
Money market fund	4,412	4,412	-	-
Total cash and cash equivalents	$45,405	$45,405	$-	$-
Fixed income securities:
Certificates of deposits	$3,447	$3,447	$-	$-
Corporate bonds - financial	4,431	-	4,431	-
Corporate bonds - industrial	1,131	-	1,131	-
Total fixed income securities	$9,009	$3,447	$5,562	$-

		Fair Value at Reporting Date Using

	December 31, 2010	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$25,580	$25,580	$-	$-
Money market fund	7,386	7,386	-	-
Total cash and cash equivalents	$32,966	$32,966	$-	$-
Fixed income securities:
Certificates of deposits	$13,472	$13,472	$-	$-
Corporate bonds - financial	8,699	-	8,699	-
Corporate bonds - industrial	4,666	-	4,666	-
Corporate bonds - utility	766	-	766	-
International bonds - financial	254	-	254	-
Total fixed income securities	$27,857	$13,472	$14,385	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There have been $8.3 million of transfers from Level 2 to Level 1 measurements in fiscal year 2011.   Management transferred certain amounts into short-term certificates of deposit because the coupon rate of corporate bonds was low during fiscal year 2011.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~24 ~

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2011, we had 570,625 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by us at the original purchase price of the stock upon termination of employment. Our right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the years ended December 31, 2011 and 2010, no shares were repurchased since no options were exercised prior to vesting.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2011, we had 63,250 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

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

As of December 31, 2011, we had 38,947 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. Upon adoption of ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we began recording stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Operations.  During 2011 and 2010, we received a total of $350,000 and $374,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2011 and 2010 is as follows:

	Years Ended December 31,
	2011	2010
Cost of services	$75,585	$119,062
Research and development	192,738	369,272
Sales and marketing	141,349	290,278
General and administrative	166,646	326,055
	$576,318	$1,104,667

 We adopted the alternative transition method for calculating the tax effects of stock-based compensation pursuant to ASC 718-10. The alternative transition method includes simplified methods to establish the beginning balance of the additional paid-in capital pool ("APIC pool") related to the tax effects of employee stock-based compensation, and to determine the subsequent impact on the APIC pool and Consolidated Statements of Cash Flows of the tax effects of employee stock-based compensation awards that are outstanding upon adoption of ASC 718-10.

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on assumptions noted in the following table below. The expected term of our options represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided for in SAB 107, as amended by SAB No. 110, Share-Based Payment.  Because we do not have sufficient historical exercise data, we used the simplified method for estimating the stock option expected term.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of our stock over the expected life of the option.  The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. During the years ended December 31, 2011 and 2010, we used forfeiture rates of 20%, based on an analysis of historical data as we reasonably approximate the currently anticipated rate of forfeiture for granted and outstanding options that have not vested.

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2011 and 2010:

	Years Ended December 31,
	2011		2010
Weighted average expected volatility	76%		82%
Expected dividends	-%		-%
Expected term (in years)	6.25	year	6.25	year
Risk free interest rate	1%		3%
Forfeiture rate	20%		20%

 The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2011		2010
Expected volatility	41%		34%
Weighted average volatility	34%		30%
Risk-free interest rate	0.0%		0.2%
Expected term (in years)	1	year	1	year
Expected dividend yield	-%		-%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2011 and 2010, was $2.57 and $2.65, respectively.

~25 ~

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

	Years Ended December 31,
	2011	2010
Net loss	$(5,389)	$(2,884)
Weighted-average common shares outstanding used to compute basic loss per share	4,500	4,458
Weighted-average common equivalent shares from outstanding common stock options and warrants	-	-
Total weighted-average common and common equivalent shares outstanding used to compute diluted loss per share	4,500	4,458
Basic loss per share	$(1.20)	$(0.65)
Diluted loss per share	$(1.20)	$(0.65)

In the years ended December 31, 2011 and 2010, there were 367,730 and 619,229 common shares, respectively, issuable upon the exercise of stock options and warrants excluded from the above earnings per share calculations as their effect was anti-dilutive.

Foreign Currency Transactions

        The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Operations.   For the years ended December 31, 2011 and 2010, translation (loss) gain was ($124,000) and $305,000, respectively, and is included in the Comprehensive loss account in the Consolidated Statements of Stockholder's Equity.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which may consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total comprehensive loss is presented in the accompanying Consolidated Statement of Stockholders' Equity. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, consisting primarily of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2010	(890)
Net change during the year	(124)
Balance, December 31, 2011	$(1,014)

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

~26 ~

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

 Recent Accounting Pronouncements

    In June 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-05, “Presentation of Comprehensive Income” that improves the comparability, consistency, and transparency of financial reporting and increases the prominence of items reported in other comprehensive income by eliminating the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in this standard require that all non-owner changes in stockholders’ equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Under either method, adjustments must be displayed for items that are reclassified from other comprehensive income (“OCI”) to net income, in both net income and OCI. The standard does not change the current option for presenting components of OCI gross or net of the effect of income taxes, provided that such tax effects are presented in the statement in which OCI is presented or disclosed in the notes to the financial statements. Additionally, the standard does not affect the calculation or reporting of earnings per share. For public entities, the amendments in this ASU are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011 and are to be applied retrospectively, with early adoption permitted. We do not expect the adoption of this standard to have a material impact on our consolidated financial statements.

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

     In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). The amendments in this update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. We do not believe that the adoption of this update will have a material impact on our consolidated financial statements at this time.

Note 2---Property and Equipment

	December 31,
	2011	2010
Furniture and fixtures	$411	$445
Computer and software	3,448	3,605
Leasehold improvements	520	520
Total property and equipment	4,379	4,570
Less accumulated depreciation and amortization	(4,236)	(4,306)
Property and equipment, net	$143	$264

                 Depreciation and amortization expense for the years ended December 31, 2011 and 2010 was $154,000 and $164,000, respectively. We retired $224,000 and $1.2 million in fully depreciated property and equipment in year 2011 and year 2010, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2011	2010
Employee benefits	$896	$903
Restructuring	450	348
Income tax and tax contingency reserves	290	312
Sales and other taxes	286	554
Commissions and bonuses	112	274
Customer advances	66	86
Other	683	717
Total accrued expenses	$2,783	$3,194

~27 ~

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2011	2010
Deferred maintenance and unearned revenue	$408	$1,358
Other	528	582
Restructuring	0	186
Total other non-current liabilities	$936	$2,126

Note 5---Income Taxes

          Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2011	2010
Domestic	$(4,249)	$(897)
Foreign	(1,019)	(1,724)
Loss before income tax	$(5,268)	$(2,621)

The components of (expense)/benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Current:
Federal	$23	$(169)
State	(6)	(27)
Foreign	(138)	(67)
Total current	(121)	(263)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Income tax expense	$(121)	$(263)

The differences between the (expense)/benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense)/benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2011	2010
Expected income tax expense	$1,844	$917
Expected state income taxes expense, net of federal tax benefit	(5)	(16)
Research and development credit	77	103
Foreign taxes and foreign loss not benefited	(496)	(669)
Change in valuation allowance	494	1,803
Stock based compensation	1	(5)
True-ups	(981)	(1,727)
Unrealized tax benefits	(98)	(439)
Tax credits and other permanent items	(17)	409
Expired federal capital loss carryover	(941)	(544)
Others	1	(95)
Income tax expense	$(121)	$(263)

~28 ~

The individual components of our deferred tax assets are as follows (in thousands):

	December 31,
	2011	2010
Deferred tax assets:
Depreciation and amortization	$1,000	$1,433
Accrued, allowance and others	4,054	5,390
Capitalized research and development	167	419
Net operating losses	206,378	204,900
Tax credits	7,398	7,210
Unrealized losses on marketable securities	422	1,492
Total deferred tax assets	219,419	220,844
Less: valuation allowance	(219,419)	(220,844)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2011 and 2010, due to the uncertainty regarding their future realization. The total valuation allowance decreased $1,425,000 from December 31, 2010 to December 31, 2011.

As of December 31, 2011, we had federal and state net operating loss ("NOL") carryforwards of approximately $546,677,000 and $164,400,000, net of Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock based compensation for which a benefit would be recorded in additional paid-in capital when realized of $1,799,000 and $1,447,000 respectively.   Our federal net operating loss carryforwards expire in various years from 2012 through 2031, if not used. The state net operating loss carryforwards expire in various years from 2011 to 2031, if not used.

In addition, we had federal and state research and development credit carryforwards of approximately $5,921,000 and $4,801,000 as of December 31, 2011, respectively, available to offset future tax liabilities.  We had federal and state research and development credit carryforwards of approximately $5,844,000 and $4,565,000 as of December 31, 2010, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years 2011 through 2031, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on an IRC Section 382 study completed in February 2007, we determined that there were ownership changes during the year 1998. Consequently, a portion of our tax carryforwards will expire before they can be fully utilized. Based on an updated study completed in January 2009, we determined that there were no additional ownership changes through December 2008. For 2009, 2010 and 2011, management performed a high-level ownership change analysis for each year right after the year end and concluded that there were no ownership changes through December 2011.

 We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2011 and December 31, 2010 were $2,609,000 and $2,565,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $288,000 and $320,000 as of December 31, 2011 and 2010, respectively. The addition of unrecognized tax benefits during year 2011 was mainly from research and development credits.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2011 is as follows:

Balance at January 1, 2011	$2,565
Additions based on tax positions related to the current year	76
Reductions for tax positions of prior year due to a lapse of the applicable statute of limitation	(32)
Balance at December 31, 2011	$2,609

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2011 and 2010, we recognized approximately $20,000 and $17,000, respectively, for interest and penalties.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years 1997 to 2011 remain open in several jurisdictions due to the NOL carryover from those tax years.

It is possible that the amount of our liability for unrecognized tax benefits may change within the next 12 months.  However, an estimate of the range of possible changes cannot be made at this time.  In addition, over the next twelve months we expect that our existing tax positions will continue to generate an increase in liabilities for unrecognized tax benefits.

~29 ~

Note 6 - Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2011 and 2010, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement, which is August 2012.  We have recorded this credit as an addition to operating expense and liability in the accompanying 2010 Consolidated Financial Statements.  No draws upon this credit have been made by the third-party to date, and consequently, the liability remains on our Consolidated Balance Sheets as of December 31, 2011.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2011 and 2010. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2016. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

        A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Years ending December 31,	Leases
2012	$900
2013	100
2014	100
2015	100
2016 and thereafter	-
Total minimum lease payments	$1,200

These future minimum lease payments exclude approximately $36,000 of sublease income to be received under non-cancelable sublease agreements. As of December 31, 2011 we have accrued $0.5 million of estimated future facilities costs as a restructuring accrual.

                Rent expense for the years ended December 31, 2011, and 2010 was $1,308,000 and $1,583,000, respectively.

Standby Letter of Credit Commitments

Commitments totaling $1.0 million as of December 31, 2011, and 2010, respectively, in the form of standby letters of credit, were issued on our behalf from financial institutions, in favor of our various landlords to secure obligations under our facility leases.

 Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

~30 ~

Note 7---Restructuring

             The following table summarizes the restructuring accrual activity recorded for the year ended December 31, 2011 (in thousands):

Facilities/
Excess
Assets
Accrual balances, December 31, 2010	534
Restructuring charges	810
Cash payments	(894)
Accrual balances, December 31, 2011	$450

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

The nature of the charges and credits in 2011 were as follows:

•
Facilities/excess assets – During 2011 our net restructuring charge of $810,000 consisted of lease payments and operating expenses in the amount of $451,000 for our headquarters in Redwood City, a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City and a $157,000 charge for the estimated  future operating expenses for our vacant office space in Redwood City.  The remaining term of the lease for the vacant office space in Redwood City is less than one year, and because of the limited remaining lease term we have re-evaluated the likelihood of subleasing the vacant office space.

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

As of December 31, 2011, we have remaining lease obligations of approximately $1.2 million.

As of December 31, 2011, the total restructuring accrual approximately $450,000 related to excess leased facilities (in thousands):

	Current	Non-Current	Total
Excess Facilities	$450	$-	$450

The following table summarizes the activity related to the restructuring plans and accounted for in accordance with ASC 420-10 (in thousands):

	Accrued Restructuring Costs, Beginning	Amounts Charged to Restructuring Costs and Other	Amounts Reversed to Restructuring Costs and Other		Amounts Paid or Written Off	Accrued Restructuring Costs, Ending
Year Ended December 31, 2011:
Lease cancellations and commitments	$534	$810	$		$(894	$450

Year Ended December 31, 2010:
Lease cancellations and commitments	$399	$844		$(235)	$(474)	$534

~31 ~

Note 8---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2011, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2011, we had reserved 209,700 common shares for future issuance upon the exercise of stock options.

Our CEO has options to purchase 27,999 shares of common stock at a weighted average exercise price of $53.40 per share. The table below is a summary of shares granted through December 31, 2011:

Date Granted	Options Granted	Options Price	Vested	Vesting Period (Months)
2/19/2002	2,222	465.75	2,222	48
10/30/2002	25,777	54.00	25,777	48
Totals	27,999		27,999

Activity in the Amended and Restated Plan is as follows:

	Year Ended December 31, 2011
	Options (000's)	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	264	$174.18		-
Granted	339	$9.57		-
Exercised	0	$0.00		-
Forfeited	(39)	$11.17		-
Expired	(67)	$588.19		-
Outstanding at end of period	497	$19.52	7.79	$476,268-
Options exercisable at end of period	197	$34.48	5.04	$36,890-
Option vested and expected to vest at end of period	402	$21.85	7.36	$344,296-
Weighted-average fair value of options granted during the period		$6.42

  The weighted-average fair market value per share of options granted under the Amended and Restated Plan during fiscal 2011 and 2010 including assumed options was $6.42 and $10.00, respectively. No options were exercised during fiscal years 2011 or 2010.

We granted 2,615 shares of restricted stock to the non-employee members of our Board of Directors in June 2011, and recorded a stock-based compensation expense of $43,098.  We granted 4,744 shares of restricted stock to the non-employee members of our Board of Directors in 2010, and recorded a stock-based compensation expense of $53,140. These restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

The following table summarizes stock options outstanding under the Amended and Restated Plan as of December 31, 2011:

Range of Exercise Prices			Options (000's)	Outstanding Weighted-Average Remaining Contractual Life in Years	Weighted Exercise Price	Exercisable Options (000's)	Weighted Exercise Price
$8.04	-	$8.04	13	9.86	$8.04	-	$-
$9.31	-	$9.31	260	9.65	$9.31	23	$9.31
$9.96	-	$14.25	108	6.96	$13.06	58	$14.05
$15.04	-	$54.00	97	4.38	$35.00	97	$35.01
$55.25	-	$436.50	17	3.54	$78.05	17	$78.05
$465.75	-	$465.75	2	0.13	$465.75	2	$465.75
$8.04		$465.75	497	7.79	$19.52	197	$34.48

~32 ~

We grant options outside of our Amended and Restated Plan (2000 Non-Officer Plan and Non-Plan Grants). The terms of these options are generally identical to those granted under our Amended and Restated Plan. A summary of options granted outside of the plan is presented below:

	Year Ended December 31, 2011
	Options (000's)	Weighted-Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of period	26	$47.97		-
Granted	-	$-		-
Exercised	-	$-		-
Forfeited	-	$-		-
Expired	(10)	$67.06		-
Outstanding at end of period	16	$36.04	3.82	$-
Options exercisable at end of period	16	$36.04	3.82	$-
Option vested and expected to vest at end of period	16	$36.04	3.82	$-
Weighted-average fair value of options granted during the period		$-

No options were granted outside our Amended and Restated Plan during fiscal years 2011 or 2010. The total intrinsic value of options exercised during fiscal 2011 and 2010 was zero and $13,464, respectively.

The following table summarizes stock options, granted outside the Amended and Restated Plan (2000 Non-Officer Plan and non-plan grants), outstanding as of December 31, 2011:

Range of Exercise Prices			Options (000's)	Outstanding Weighted-Average Remaining Contractual Life in Years	Weighted Exercise Price	Exercisable Options (000's)	Weighted Exercise Price
$12.00	-	$12.00	1	4.47	$12.00	1	$12.00
$14.25	-	$14.25	3	4.17	$14.25	3	$14.25
$29.25	-	$29.25	6	6.29	$29.25	6	$29.25
$37.50	-	$37.50	5	0.81	$37.50	5	$37.50
$52.50	-	$183.00	1	2.27	$138.36	1	$138.36
$198.00	-	$198.00	0	0.41	$198.00	0	$198.00
$12.00	-	$198.00	16	3.82	$35.78	16	$35.78

As of December 31, 2011, total unrecognized compensation cost related to unvested stock options was $1,497,000, which is expected to be recognized over the remaining weighted-average vesting periods of 1.83 years. During the year ended December 31, 2011 and 2010, we have received cash of $350,000 and $438,000, respectively from the exercise of stock options and employee stock purchases.

 Warrants

        As of December 31, 2011, no warrants to purchase our common stock were outstanding.   The warrants issued to investors in connection with the issuance of convertible notes in November 2004 were not exercised and expired in May 2010.

~33 ~

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

	Years Ended December 31,
	2011	2010
Software licenses	$5,489	$6,422
Services	3,423	4,045
Maintenance	8,642	11,350
Total	$17,554	$21,817

We sell our products and provide global services through a direct sales force and through a channel of independent distributors, value-added resellers ("VARs") and Application Service Providers ("ASPs"). In addition, the sales of our products are promoted through independent professional consulting organizations known as systems integrators ("SIs"). We provide global services through our BroadVision Global Services organization and indirectly through distributors, VARs, ASPs, and SIs. We currently operate in three primary geographical territories.

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2011	2010
Revenues:
Americas	$6,820	$10,661
Europe	6,283	6,842
Asia/ Pacific	4,451	4,313
Total	$17,554	$21,817

In 2011, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 62% in Asia Pacific in 2011.

The following represents property and equipment (long-lived assets) by geographic region (in thousands):

	December 31,
	2011	2010
Long-Lived Assets:
Americas	$43	$147
Europe	7	9
Asia/ Pacific	93	108
Total	$143	$264

Note 10---Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $5.0 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In 2011, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $123,000 and the full amount has been fully paid as of December 31, 2011.  We recognized $93,000 and $26,000 of license revenue with this related party for fiscal years 2011 and 2010, respectively.   In 2010, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $104,000.  We recognized $78,000 of license revenue related to this contract for fiscal year 2010.

~34 ~

Note 11---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by us. We made no contributions during the fiscal year 2010. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We accrued $105,000 for the year ended December 31, 2011, all of which has been funded as of January 31, 2012.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2011.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2011 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2011, and has concluded that there was no change during such year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~35 ~

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in June 2012 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Ethics and Conduct", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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
Consolidated Balance Sheets as of December 31, 2011 and 2010
Consolidated Statements of Operations for the years ended December 31, 2011 and 2010
Consolidated Statements of Stockholders' Equity and Comprehensive Loss for the years ended December 31, 2011 and 2010
Consolidated Statements of Cash Flows for the years ended December 31, 2011 and 2010
Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.
Schedule II---Valuation and Qualifying Accounts

3. Exhibits. The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

~36 ~

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 8th day of March 2012.

           BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
Chairman of the Board, President, and Chief Executive Officer

~37 ~

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

Signature	Title	Date

/s/ Pehong Chen		March 8, 2012
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Shin-Yuan Tzou
Shin-Yuan Tzou	Chief Financial Officer (Principal Financial and Accounting Officer)	March 8, 2012

/s/ Francois Stieger		March 8, 2012
Francois Stieger	Director

/s/ James D. Dixon		March 8, 2012
James D. Dixon	Director

/s/ Robert Lee		March 8, 2012
Robert Lee	Director

~38 ~

BROADVISION, INC. AND SUBSIDIARIES
SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

	Balance at Beginning of Period	Charged (Credited) to Costs and Expenses	Deductions(1)	Balance at End of Period
Receivable reserves:
Year Ended December 31, 2011	$78	31	0	109
Year Ended December 31, 2010	$274	(17)	(179)	78

                 (1) Represents net charge-offs of specific receivables.

~39 ~

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2011

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(17)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(13)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(15)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(21)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)	Terms and Conditions, dated January 1, 1995, between the Company and IONA Technologies LTD.
10.7(5)	BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009.
10.8(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.9(4)(b)	Independent Software Vendor Agreement, effective January 1, 1998, between the Company and IONA Technologies, PLC, as amended.
10.10(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.11(9)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.12(9)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.13(10)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.14(10)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.15(11)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.16(19)	Agreement to Restructure Lease and To Assign Subleases, dated as of October 1, 2004, between VEF III Funding, LLC and the Company.
10.17(14)	Amendment No. 5 to IONA Independent Software Vendor Agreement, dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.18(12)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.19(16)	Sublease, dated as of December 21, 2006, between the Company and Dexterra, Inc.
10.20(18)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.21(21)	Amended & Restated 2006 Equity Incentive Plan, as amended (the "Amended & Restated Plan").
10.22(22)(a)	2009 Employee Profit Sharing Plan.
10.23(23)	Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan.
10.24(24)	Form of Option Grant Notice under the Amended and Restated Plan.
10.25(25)	Form of Stock Option Agreement under the Amended & Restated Plan.
10.26(26)	Sublease Termination and Release Agreement, dated June 10, 2009, by and between the Company and Dexterra, Inc.
21.1	Subsidiaries of the Company.
23.1	Consent of OUM & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004.
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005.
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004.
(15) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 17, 2004.
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 10, 2007.
(17) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008.
(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2004.
(20) Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on June 9, 2006.
(21) Incorporated by reference to the Company's Proxy Statement filed on March 17, 2009.
(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2009.
(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007.
(24) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 6, 2006.
(25) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 8, 2009.
(26) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2009.