Form 10-Q
period 2012-03-31
BROADVISION INC
filed 2012-05-10
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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

    As of April 30, 2012, the registrant had 4,641,214 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED MARCH 31, 2012

SIGNATURES	19

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)

	March 31,	December 31,
	2012	2011
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$38,640	$45,405
Short-term investments	16,647	9,009
Accounts receivable, less allowance for doubtful accounts of $145 as of March 31, 2012 and $109 as of December 31, 2011	3,159	4,100
Restricted cash	1,022	1,022
Prepaids and other	1,327	1,179
Total current assets	60,795	60,715
Property and equipment, net	156	143
Other assets	142	144
Total assets	$61,093	$61,002
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$695	$595
Accrued expenses	2,342	2,783
Unearned revenue	2,596	2,665
Deferred maintenance	3,987	4,253
Total current liabilities	9,620	10,296
Other non-current liabilities	940	936
Total liabilities	10,560	11,232
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,639 and 4,529 shares issued and outstanding as of March 31, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	1,264,675	1,262,726
Accumulated other comprehensive loss	(853)	(1,014)
Accumulated deficit	(1,213,289)	(1,211,942)
Total stockholders’ equity	50,533	49,770
Total liabilities and stockholders’ equity	$61,093	$61,002

* Derived from audited consolidated financial statements filed in the Company’s 2011 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

~1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended March 31,
	2012	2011
Revenues:
Software licenses	$1,399	$1,453
Services	2,422	3,667
Total revenues	3,821	5,120
Cost of revenues:
Cost of software licenses	3	6
Cost of services	1,293	1,737
Total cost of revenues	1,296	1,743
Gross profit	2,525	3,377
Operating expenses:
Research and development	1,634	1,865
Sales and marketing	1,509	1,615
General and administrative	1,066	1,137
Restructuring charges	10	101
Total operating expenses	4,219	4,718
Operating loss	(1,694)	(1,341)
Interest income, net	135	81
Other Income, net	196	909
Loss before provision for income taxes	(1,363)	(351)
Benefit (provision) for income taxes	16	(42)
Net loss	$(1,347)	$(393)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	161	(14)
Comprehensive loss	$(1,186)	$(407)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(0.29)	$(0.09)
Shares used in computing:
Weighted average shares-basic and diluted	4,581	4,486

See Accompanying Notes to Condensed Consolidated Financial Statements.

~2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Three Months Ended March 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(1,347)	$(393)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	27	41
Stock based compensation	121	273
Provision of receivable reserves	36	16
Restructuring charge	10	101
Gain on the sale of cost method investment	(42)	0
Changes in operating assets and liabilities:
Accounts receivable	905	(22)
Prepaids and other	(133)	(8)
Other non-current assets	2	181
Accounts payable and accrued expenses	(126)	21
Restructuring accrual	(224)	(186)
Unearned revenue and deferred maintenance	(334)	130
Other noncurrent liabilities	3	(161)
Net cash used for operating activities	(1,102)	(7)
Cash flows from investing activities:
Purchase of property and equipment	(41)	(14)
Proceeds received from cost method investments	42	-
Purchase of short term investment	(18,582)	(8,589)
Maturities of short term investment	10,944	10,578
Net cash (used for) provided by investing activities	(7,637)	1,975
Cash flows from financing activities:
Proceeds from issuance of common stock, net	92	102
Proceeds from exercise of common stock options, net	1,721	-
Net cash provided by financing activities	1,813	102
Effect of exchange rates on cash and cash equivalents	161	(14)
Net (decrease) increase in cash and cash equivalents	(6,765)	2,056
Cash and cash equivalents at beginning of period	45,405	32,966
Cash and cash equivalents at end of period	$38,640	$35,022

See Accompanying Notes to Condensed Consolidated Financial Statements.

~3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2012 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2012 and 2011 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Operations for the three months ended March 31, 2012 and 2011:

	Three Months Ended March 31,
	2012	2011
Cost of services	$20,994	$27,866
Research and development	35,434	107,509
Sales and marketing	33,469	60,392
General and administrative	31,318	76,745
	$121,215	$272,512

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 57,000 and 294,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended March 31, 2012 and 2011, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the current market price. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended March 31,
	2012	2011
Net loss	$(1,347)	$(393)
Weighted-average common shares outstanding used to compute basic and diluted loss per share	4,581	4,486
Basic and diluted loss per share	$(0.29)	$(0.09)

~4 ~

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Operations. For the three-month periods ended March 31, 2012, and 2011, translation gain (loss) was $161,000, and $(14,000), respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive gain (loss), which primarily consists of foreign currency translation adjustments. Total comprehensive loss is presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2011	$(1,014)
Net change during period	161
Balance, March 31, 2012	$(853)

Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). The amendments in this update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

~5 ~

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Employee benefits	$903	$896
Commissions and bonuses	183	112
Sales and other taxes	234	286
Income tax and tax contingency reserves	226	290
Restructuring	236	450
Customer advances	66	66
Other	494	683
Total accrued expenses	$2,342	$2,783

 Other Non-Current Liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2012	2011
	(in thousands)
Deferred maintenance and unearned revenue	$382	$408
Other	558	528
Total other non-current liabilities	$940	$936

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31, 2012 and December 31, 2011 (in thousands) are as follows:

		Fair Value at Reporting Date Using
	March 31, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$34,661	$34,661	$-	$-
Money market fund	3,979	3,979	-	-
Total cash and cash equivalents	$38,640	$38,640	$-	$-
Fixed income securities:
Certificates of deposits	$10,543	$10,543	$-	$-
Corporate bonds - financial	4,587	-	4,587	-
Corporate bonds - industrial	508	-	508	-
International bonds - financial	1,009	-	1,009	-
Total fixed income securities	$16,647	$10,543	$6,104	$-

		Fair Value at Reporting Date Using

	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Input (Level 3)
Cash and cash equivalents:
Cash	$40,993	$40,993	$-	$-
Money market fund	4,412	4,412	-	-
Total cash and cash equivalents	$45,405	$45,405	$-	$-
Fixed income securities:
Certificates of deposits	$3,447	$3,447	$-	$-
Corporate bonds - financial	4,431	-	4,431	-
Corporate bonds - industrial	1,131	-	1,131	-
Total fixed income securities	$9,009	$3,447	$5,562	$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  During the three months ended March 31, 2012, approximately $583,000 was transferred from the Level 1 to the Level 2 fair value measurement tier. Management transferred certain amounts into corporate bonds because the coupon rate of corporate bonds was high during the period.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~6 ~

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2012 and 2011, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement.  We have recorded this credit as an addition to operating expense and liability in the accompanying 2010 Consolidated Financial Statements.  No draws upon the liability have been made by the third party to date, and consequently, the liability remains on our Consolidated Balance Sheets as of the quarter ending March 31, 2012.  During the three months ended March 31, 2012, we did not record any operating expenses or liabilities related to any settlement agreements.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2012 or December 31, 2011. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

        During the first quarter of 2012, we leased our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2014. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.  Subsequent to the period, as discussed in Note 8 Subsequent Event, on April 18, 2012 we entered into a lease agreement for our headquarters facility that will expire on Jun 30, 2015.

    As discussed in Note 6 Restructuring Charges, we have 22,500 square feet of vacant office space in Redwood City and the lease for this office space will expire in June of 2012.

 A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands) as of March 31, 2012:

Operating
Years ending December 31,	Leases
2012	$521
2013	133
2014	71
2015	-
2016 and thereafter	-
Total minimum lease payments	$725

As of March 31, 2012, we have accrued $0.2 million of estimated future facilities costs as a restructuring accrual.

Standby Letter of Credit Commitments

As of March 31, 2012 and December 31, 2011, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~7 ~

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2012	2011
Software licenses	$1,399	$1,453
Consulting services	693	1,274
Maintenance	1,729	2,393
Total revenues	$3,821	$5,120

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (EMEA); and Asia, Pacific and Japan (APJ).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended
	March 31,
	2012	2011
Revenues:
Americas	$1,645	$1,945
Europe	1,380	1,677
Asia/Pacific	796	1,498
Total revenues	$3,821	$5,120

	March 31,	December 31,
	2012	2011
Long-Lived Assets:
Americas	$42	$43
Europe	8	7
Asia/Pacific	106	93
Total Company	$156	$143

For the three-month periods ended March 31, 2012 and 2011, none of our customers accounted for more than 10% of our revenues.

Note 6. Restructuring Charges

The net restructuring charge of $10,000 for the three-month period ended March 31, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.  The net restructuring charge of $101,000 for the three-month period ended March 31, 2011 was attributable to rent payments and operating expense payments made by us for that portion of our Redwood City facilities that we did not occupy and that we were not able to sublease in the period.

   As of March 31, 2012, the total restructuring accrual of $236,000 consisted of the following (in thousands):

	Current	Non-Current	Total
Excess Facilities	$236	$-	$236

    We expect to pay the excess facilities amounts related to restructured or abandoned leased space as follows (in thousands):

Total future
minimum
Years ending December 31,	payments
2012	$236
2013	-
2014	-
2015	-
2016 and thereafter	-
Total minimum facilities payments	$236

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended March 31, 2012
Lease cancellations and commitments	$450	10	$(224)	$236

Three Months Ended March 31, 2011
Lease cancellations and commitments	$534	$101	$(186)	$449

~8 ~

Note 7. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $5.4 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In April 2011, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $123,000.  We recognized $32,000 of license revenue related to this contract for the first quarter of 2012.

Note 8. Subsequent Event

On April 18, 2012, we entered into a Lease Agreement (the "Lease Agreement") with VII PAC SHORES INVESTORS, L.L.C., a Delaware limited liability company (“Landlord”) to lease approximately 16,399 rentable square feet of office space located at 1700 Seaport Boulevard, Redwood City, California 94063. The Lease Agreement will commence on June 20, 2012 and expire on June 30, 2015 unless earlier terminated.  The total monthly base rent for the lease will be approximately $50,017 for the first 12 months, $51,520 for the next 12 months and $53,064 for the remaining 12 months. Traditional triple-net operating expenses and any utilities and janitorial expenses are excluded from the base rent. We will be responsible for a proportionate share of such expenses and any other expenses billed by the Landlord under the Lease Agreement.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2012 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as disclosed herein.

 Recent Accounting Pronouncements

In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income,” (“ASU 2011-05”). ASU 2011-05 eliminates the option to report other comprehensive income and its components in the statement of changes in equity. ASU 2011-05 requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This new guidance is to be applied retrospectively for interim and annual periods beginning after December 15, 2011. In December 2011, the FASB issued Accounting Standards Update No. 2011-12, “Deferral of the Effective Date for Amendments to the Presentation of Reclassification of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). ASU 2011-12 defers the requirement in ASU 2011-05 to present reclassification adjustments for each component of accumulated other comprehensive income in both other comprehensive income and net income on the face of the financial statements and the presentation of reclassification adjustments is not required in interim periods. The effective dates of ASU 2011-12 are consistent with the effective dates of ASU 2011-05, which is effective for fiscal years and interim periods beginning after December 15, 2011. The adoption of this standard did not have a material impact on our consolidated financial statements.

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

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word “shall” rather than “should” to describe the requirements in U.S. GAAP). The amendments in this update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011. The adoption of this update did not have a material impact on our consolidated financial statements.

~9 ~

Results of Operations

The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Three Months Ended March 31,
	2012	2011
Revenues:
Software licenses	37%	28%
Services	63	72
Total revenues	100	100
Cost of revenues:
Cost of software licenses	-	-
Cost of services	34	34
Total cost of revenues	34	34
Gross profit	66	66
Operating expenses:
Research and development	43	36
Sales and marketing	39	32
General and administrative	28	22
Restructuring charges, net	-	2
Total operating expenses	110	92
Operating loss	(44)	(26)
Interest income, net	4	2
Other Income (loss), net	5	18
Loss before provision for income taxes	(35)	(6)
Income taxes expense	-	(1)
Net loss	(35)%	(7)%

Revenues.     License revenue from the sales of software licenses for the three months ended March 31, 2012 was $1.4 million, down $0.1 million, or 7% from $1.5 million the prior year. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March 31, 2012 was $1.7 million, down $0.6 or 29% from $2.4 million for the three months ended March 31, 2011.  Consulting revenue, which is generally related to services in connection with our licensed software, was $0.7 million for the three months ended March 31, 2012, down $0.6 million, or 46%, from $1.3 million for the three months ended March 31, 2011.  The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  We may not be able to generate substantial revenue from Clearvale, but if we are able to do so, it will take time for such new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended March 31, 2012 decreased $3,000 compared to the same period in year 2011. The decrease was roughly proportional to the decrease of license revenue.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.3 million for the three months ended March 31, 2012, down $0.4 million, or 24%, from $1.7 million for the three months ended March 31, 2011. This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.6 million for the three months ended March 31, 2012, down $0.3 million, or 16%, from $1.9 million for the three months ended March 31, 2011. This decrease was mainly due to the reduction of research and development expenses related to our legacy products, which exceeded the increase in research and development expenses related to our new Clearvale products.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.5 million for the three months ended March 31, 2012, down $0.1 million, or 6%, from $1.6 million for the three months ended March 31, 2011.    This decrease was mainly due to our overall cost reduction efforts in response to lower revenues, offset by increased marketing expenditures related to Clearvale.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $1.0 million for the three months ended March 31, 2012, down $0.1 million, or 9%, from $1.1 million for the three months ended March 31, 2011. This decrease was mainly the result of a reduction of professional service fees.

Restructuring charges, net.   The net restructuring charge of $10,000 for the three-month period ended March 31, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.. The net restructuring charge of $101,000 for the three-months ended March 31, 2011 was attributable to rent payments and operating expense payments made by us for that portion of our Redwood City facilities that we did not occupy and that we were not able to sublease in the period.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $135,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March 31, 2012.  Due to investment with higher interest rates, our interest income increased by $54,000 during the three months ended March 31, 2012 as compared to the three months ended March 31, 2011.

Other income, net.   Other income, net, was $196,000 for the three months ended March 31, 2012, down $713,000 or 78%, from $909,000 for the three months ended March 31, 2011.   The variance between the periods was primarily due to unrealized gains from currency exchange rate fluctuation on our Euro cash and investment balances.

Benefit (Provision) for Income taxes   The benefit for income taxes was $16,000 for the three months ended March 31, 2012, down $26,000, or 62%, compared to a provision for income tax expense of $42,000 for the three months ended March 31, 2011.  For the three months ended March 31, 2012, we recorded a $39,000 benefit attributable to the reduction in uncertain tax liabilities associated with a tax settlement in Italy.  The tax benefit was offset by approximately $23,000 of tax charges for the first quarter of 2012.   The provision for the three months ended March 31, 2011 primarily relates to foreign income tax expenses.

~10 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of March 31, 2012, we had $55.3 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $54.4 million of cash and cash equivalents at December 31, 2011.

The majority of our first quarter license and subscription revenue was generated from our BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, and Clearvale™ solutions. Revenue during the quarter was generated from sales to both new and existing customers such as BMIT Inc., Centre National de l'Expertise Hospitaliere, Club Mediterranee, Front Burner Restaurants, Vias Y Construcciones S.A., and several other global customers.

We continued to focus on expense control in the first quarter of 2012. Operating expenses for the first quarter of 2012 and 2011 were $4.2 million and $4.7 million, respectively. For the three months ended March 31, 2012, net loss was $1.3 million, or $0.29 per diluted share. This compares to net loss of $0.4 million, or $0.09 per diluted share, for the three months ended March 31, 2011.

The following table represents our liquidity at March 31, 2012 and December 31, 2011 (dollars in thousands):

	March 31,	December 31,
	2012	2011
	(unaudited)
Cash and cash equivalents	$38,640	$45,405
Short-term investments	$16,647	$9,009
Working capital	$51,175	$50,419
Working capital ratio	6.32	5.90

Cash Used For Operating Activities

Cash used for operating activities was $1.1 million for the three months ended March 31, 2012, and was mainly attributable to a $1.6 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash used for operating activities was $7,000 for the three months ended March 31, 2011, and was mainly attributable to a $0.4 million operating loss, and an adjustment for non-cash items such as stock based compensation.

Cash (Used For) Provided By Investing Activities

Cash used for investing activities was $7.6 million for the three months ended March 31, 2012. Cash provided by investing activities was $2.0 million for the three months ended March 31, 2011.  Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $1.8 million for the three months ended March 31, 2012, primarily consisting of cash received in connection with employees' exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $102,000 for the three months ended March 31, 2011, primarily consisting of cash received in employees’ purchases of common stock.

Leases and Other Contractual Obligations

    During the first quarter of 2012, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2014.  Subsequent to the period, as discussed in Note 8 to the Condensed Consolidated Financial Statements, on April 18, 2012 we entered into a lease agreement for our headquarters facility that will expire on Jun 30, 2015. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which has been issued in connection with our facility lease obligation.

~11 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March 31, 2012 and 2011. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2012 we evaluated the effectiveness of the design and operation of our "disclosure controls and procedures," which are defined under the Securities and Exchange Commission’s rules as controls and other procedures of a company that are designed to ensure that information required to be disclosed by a company in the reports that it files under the Securities Exchange Act of 1934, as amended, is recorded, processed, summarized and reported within required time periods. Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2012.

Changes in Internal Control over Financial Reporting

           There has been no change in our internal control over financial reporting during the quarter ended March 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~12 ~

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2012, we had an accumulated deficit of approximately $1.2 billion.

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

~13 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 165 at the end of 2011. On March 31, 2012, we had 160 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

~14 ~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least March 31, 2013. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended March 31, 2012, approximately 57% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

~15 ~

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

~16 ~

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

A total of 57% and 62% of our first quarter of year 2012 and 2011 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 31% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of March 31, 2012. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March 31, 2012, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 35% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.82 per share to $56.46 per share between April 1, 2010 and March 31, 2012. The trading price of our common stock in fiscal year 2012 to date has ranged from $10.50 per share to $56.46 per share, which was a four year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

~17 ~

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1 (5)	Lease dated April 18, 2012 between BroadVision Inc. and VII Pac Shores Investors, LLC.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 20, 2012.

~18 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 10, 2012	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 10, 2012	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~19 ~

EXHIBIT INDEX

Exhibit Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
10.1 (5)	Lease dated April 18, 2012 between BroadVision Inc. and VII Pac Shores Investors, LLC.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)
Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on April 20, 2012.