Form 10-Q
period 2012-06-30
BROADVISION INC
filed 2012-08-10
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549

FORM 10-Q
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
OR
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 1-34205
BROADVISION, INC.
(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Seaport Blvd, Suite 210
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

    As of July 31, 2012, the registrant had 4,656,829 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES
FORM 10-Q
QUARTER ENDED JUNE 30, 2012

SIGNATURES	20

EXHIBIT 31.1
EXHIBIT 31.2
EXHIBIT 32.1

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(In thousands, except par value amounts)
	June 30,	December 31,
	2012	2011
	(unaudited)	*
ASSETS
Current assets:
Cash and cash equivalents	$11,153	$45,405
Short-term investments	40,816	9,009
Accounts receivable, net of reserves of $195 as of June 30, 2012 and $109 as of December 31, 2011	2,800	4,100
Restricted cash	1,029	1,022
Prepaids and other	1,410	1,179
Total current assets	57,208	60,715
Property and equipment, net	342	143
Other assets	218	144
Total assets	$57,768	$61,002
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$505	$595
Accrued expenses	2,300	2,783
Unearned revenue	2,347	2,665
Deferred maintenance	3,319	4,253
Total current liabilities	8,471	10,296
Other non-current liabilities	1,096	936
Total liabilities	9,567	11,232
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding	-	-
Common stock, $0.0001 par value; 11,200 shares authorized; 4,657 and 4,529 shares issued and outstanding as of June 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	1,264,941	1,262,726
Accumulated other comprehensive loss	(958)	(1,014)
Accumulated deficit	(1,215,782)	(1,211,942)
Total stockholders’ equity	48,201	49,770
Total liabilities and stockholders’ equity	$57,768	$61,002

* Derived from audited consolidated financial statements filed in the Company’s 2011 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

~ 1 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS
(In thousands, except per share amounts)
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Software licenses	$1,152	$1,097	$2,551	$2,550
Services	2,451	2,895	4,873	6,562
Total revenues	3,603	3,992	7,424	9,112
Cost of revenues:
Cost of software licenses	31	3	34	9
Cost of services	1,138	1,515	2,431	3,252
Total cost of revenues	1,169	1,518	2,465	3,261
Gross profit	2,434	2,474	4,959	5,851
Operating expenses:
Research and development	1,604	1,658	3,238	3,523
Sales and marketing	1,543	1,490	3,052	3,105
General and administrative	1,063	960	2,129	2,097
Restructuring charge	2	338	12	439
Total operating expenses	4,212	4,446	8,431	9,164
Operating loss	(1,778)	(1,972)	(3,472)	(3,313)
Interest income, net	92	134	227	215
Other (loss) income, net	(761)	329	(565)	1,238
Loss before provision for income taxes	(2,447)	(1,509)	(3,810)	(1,860)
Provision for income taxes	(46)	(33)	(30)	(75)
Net loss	$(2,493)	$(1,542)	$(3,840)	$(1,935)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(105)	107	56	92
Comprehensive loss	$(2,598)	$(1,435)	$(3,784)	$(1,843)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(0.54)	$(0.34)	$(0.83)	$(0.43)
Shares used in computing:
Weighted average shares-basic and diluted	4,642	4,495	4,611	4,488

See Accompanying Notes to Condensed Consolidated Financial Statements.

~ 2 ~

BROADVISION, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands, Unaudited)

	Six Months Ended June 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,840)	$(1,935)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	49	80
Stock based compensation	246	350
Provision of receivable reserves	86	-
Restructuring charge	12	439
Gain on the sale of cost method investment	(42)	-
Changes in operating assets and liabilities:
Accounts receivable	1,215	1,232
Prepaids and other	(239)	171
Other non-current assets	(74)	182
Accounts payable and accrued expenses	(122)	(370)
Restructuring accrual	(462)	(407)
Unearned revenue and deferred maintenance	(1,253)	(1,249)
Other noncurrent liabilities	160	(500)
Net cash used for operating activities	(4,264)	(2,007)
Cash flows from investing activities:
Purchase of property and equipment	(248)	(12)
Proceeds received from cost method investments	42	-
Purchase of short term investment	(52,488)	(13,176)
Maturities of short term investment	20,681	17,224
Net cash (used for) provided by investing activities	(32,013)	4,036
Cash flows from financing activities:
Proceeds from issuance of common stock, net	197	189
Proceeds from exercise of common stock options, net	1,772	-
Net cash provided by financing activities	1,969	189
Effect of exchange rates on cash and cash equivalents	56	92
Net (decrease) increase in cash and cash equivalents	(34,252)	2,310
Cash and cash equivalents at beginning of period	45,405	32,966
Cash and cash equivalents at end of period	$11,153	$35,276

See Accompanying Notes to Condensed Consolidated Financial Statements.

~ 3 ~

BROADVISION, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2012 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June 30, 2012 and 2011 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011:

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Cost of services	$20,437	$4,716	$41,431	$32,582
Research and development	31,116	20,146	66,550	127,655
Sales and marketing	48,169	26,492	81,638	86,884
General and administrative	24,874	26,151	56,192	102,896
	$124,596	$77,505	$245,811	$350,017

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 123,000 and 275,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended June 30, 2012 and 2011, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. There were 100,000 and 284,000 potential common shares excluded from the determination of diluted net loss per share for the six months ended June 30, 2012 and 2011, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Net loss	$(2,493)	$(1,542)	$(3,840)	$(1,935)
Weighted-average common shares outstanding used to compute basic and diluted loss income per share	4,642	4,495	4,611	4,488
Basic and diluted loss per share	$(0.54)	$(0.34)	$(0.83)	$(0.43)

~ 4 ~

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the six-month periods ended June 30, 2012, and 2011, translation gain was $56,000, and $92,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated Other
Comprehensive
Loss
Balance, December 31, 2011	$(1,014)
Net change during period	56
Balance, June 30, 2012	$(958)

Recent Accounting Pronouncements

    There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012,  as compared to the recent accounting pronouncements described in our 2011 10-K, that are of significance, or potential significance to us.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
	(Unaudited)
Employee benefits	$907	$896
Commissions and bonuses	142	112
Sales and other taxes	283	286
Income tax and tax contingency reserves	203	290
Restructuring	0	450
Customer advances	36	66
Other	729	683
Total accrued expenses	$2,300	$2,783

 Other Non-Current Liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2012	2011
	(in thousands)
Deferred maintenance and unearned revenue	$444	$408
Other	652	528
Total other non-current liabilities	$1,096	$936

~ 5 ~

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of June 30, 2012 and December 31, 2011 (in thousands) are as follows:

		Fair Value at Reporting Date Using
	June 30, 2012	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$10,936	$10,936	$-	$-
Money market fund	217	217	-	-
Total cash and cash equivalents	$11,153	$11,153	$-	$-
Fixed income securities:
Certificates of deposits	$33,970	$-	$33,970	$-
Corporate bonds - financial	5,331	-	5,331	-
Corporate bonds - industrial	508	-	508	-
International bonds - financial	1,007	-	1,007	-
Total fixed income securities	$40,816	$-	$40,816	$-

		Fair Value at Reporting Date Using
	December 31, 2011	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Cash and cash equivalents:
Cash	$40,993	$40,993	$-	$-
Money market fund	4,412	4,412	-	-
Total cash and cash equivalents	$45,405	$45,405	$-	$-
Fixed income securities:
Certificates of deposits	$3,447	$-	$3,447	$-
Corporate bonds - financial	4,431	-	4,431	-
Corporate bonds - industrial	1,131	-	1,131	-
Total fixed income securities	$9,009	$-	$9,009	$-

              Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  During the six months ended June 30, 2012, approximately $1,366,000 was transferred from the Level 1 to the Level 2 fair value measurement tier. Management transferred certain amounts into corporate bonds because the coupon rate of corporate bonds was high during the period.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

~ 6 ~

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2012 and December 31, 2011, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement.  We have recorded this credit as an addition to operating expense and liability in the accompanying 2010 Consolidated Financial Statements.  No draws upon the liability have been made by the third party to date, and consequently, the liability remains on our Consolidated Balance Sheets as of the quarter ending June 30, 2012.  During the six months ended June 30, 2012, we did not record any operating expenses or liabilities related to any settlement agreements.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2012 or December 31, 2011. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

During the second quarter of 2012, the lease for our Redwood City, California headquarters expired and we entered into a new noncancelable operating lease agreement that expires on June 30, 2015. This new lease provides office space to be used as our corporate headquarters and is located in the same business campus in which we had previously leased space.  Under the terms of the agreement, we are required to pay property taxes, insurance and normal maintenance costs.

           A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands) as of June 30, 2012:

Total future
minimum
Years ending December 31,	payments
2012	367
2013	864
2014	699
2015	318
2016 and thereafter	-
Total minimum facilities payments	$2,248

As of June 30, 2012, our restructuring accruals amounted to zero.

Standby Letter of Credit Commitments

As of June 30, 2012 and December 31, 2011, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

~ 7 ~

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011
Software licenses	$1,152	$1,097	$2,551	$2,550
Consulting services	715	672	1,408	1,946
Maintenance	1,736	2,223	3,465	4,616
Total revenues	$3,603	$3,992	$7,424	$9,112

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (EMEA); and Asia, Pacific and Japan (APJ).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three months ended		Six months ended
	June 30,		June 30,
Revenues:	2012	2011	2012	2011
Americas	$1,489	$1,728	$3,134	$3,673
Europe	1,366	1,338	2,746	3,015
Asia/Pacific	748	926	1,544	2,424
Total revenues	$3,603	$3,992	$7,424	$9,112

	June 30,	December 31,
	2012	2011
Long-Lived Assets:
Americas	$217	$43
Europe	8	7
Asia/Pacific	117	93
Total long-lived assets	$342	$143

For the three-month and six-month periods ended June 30, 2012 and 2011, none of our customers accounted for more than 10% of our revenues.

Note 6. Restructuring Charges

    The net restructuring charge of $12,000 for the six-month period ended June 30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.  Our lease for this vacant office space in Redwood City expired in June of 2012.  As of June 30, 2012, we no longer have any restructuring accruals or any future payments related to restructuring accrual.  The net restructuring charge of $439,000 for the six-month period ended June 30, 2011 consisted of lease payments and operating expenses in the amount of $237,000 for our headquarters in Redwood City and a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City.

~ 8 ~

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to
	restructuring	restructuring		Accrued
	costs,	costs	Amounts paid	restructuring
	beginning	and other	or written off	costs, ending
Three Months Ended June 30, 2012
Lease cancellations and commitments	$236	$2	$(238)	$-

Three Months Ended June 30, 2011
Lease cancellations and commitments	$449	$338	$(221)	$566

Six Months Ended June 30, 2012
Lease cancellations and commitments	$450	$12	$(462)	$-

Six Months Ended June 30, 2011
Lease cancellations and commitments	$534	$439	$(407)	$566

Note 7. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $5.8 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In April 2012, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $152,000.  We recognized $36,000 of license revenue related to this contract for the second quarter of 2012.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2012 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as disclosed herein.

Recent Accounting Pronouncements

    There have been no recent accounting pronouncements or changes in accounting pronouncements during the six months ended June 30, 2012,  as compared to the recent accounting pronouncements described in our 2011 10-K, that are of significance, or potential significance to us.

~ 9 ~

Results of Operations

The following table sets forth certain items reflected in our Consolidated Statements of Operations expressed as a percent of total revenues for the periods indicated.

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Revenues:
Software licenses	32%	27%	34%	28%
Services	68	73	66	72
Total revenues	100	100	100	100
Cost of revenues:
Cost of software licenses	1	-	-	-
Cost of services	31	38	33	36
Total cost of revenues	32	38	33	36
Gross profit	68	62	67	64
Operating expenses:
Research and development	45	42	44	39
Sales and marketing	43	37	41	34
General and administrative	30	24	29	23
Restructuring charges, net	-	8	-	5
Total operating expenses	118	111	114	101
Operating loss	(50)	(49)	(47)	(37)
Interest income, net	3	3	3	2
Other Income (loss), net	(21)	8	(8)	14
Loss before provision for income taxes	(68)	(38)	(52)	(21)
Income taxes expense	(1)	(1)	-	(1)
Net loss	(69)%	(39)%	(52)%	(22)%

Revenues.    License revenue from the sales of software licenses for the three months ended June 30, 2012 was $1.2 million, down $0.1 million, or 9% from $1.1 million the prior year. License revenue from the sales of software licenses remained unchanged at $2.6 million for the six months ended June 30, 2012 and 2011. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended June 30, 2012 was $1.7 million, down $0.5 million or 23% from $2.2 million for the three months ended June 30, 2011.  Maintenance revenue for the six months ended June 30, 2012 was $3.5 million, down $1.1 million or 24% from $4.6 million for the six months ended June 30, 2011. Consulting revenue, which is generally related to services in connection with our licensed software, remained unchanged at $0.7 million for the three months ended June 30, 2012 and 2011. Consulting revenue was $1.4 million for the six months ended June 30, 2012, down $0.5 million, or 26%, from $1.9 million for the six months ended June 30, 2011. The decrease of revenues was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  We may not be able to generate substantial revenue from Clearvale, but if we are able to do so, it will take time for such new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended June 30, 2012 increased $28,000 compared to the same period in year 2011. Cost of software licenses for the six months ended June 30, 2012 increased $25,000 compared to the same period in year 2011. The increase was mainly due to the increase of the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.1 million for the three months ended June 30, 2012, down $0.4 million, or 26%, from $1.5 million for the three months ended June 30, 2011. Cost of services was $2.4 million for the six months ended June 30, 2012, down $0.9 million, or 27%, from $3.3 million for the six months ended June 30, 2011. This decrease was mainly due to lower contract expenses in response to lower revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.6 million for the three months ended June 30, 2012 and 2011. Research and development expenses were $3.2 million for the six months ended June 30, 2012, down $0.3 million, or 9%, from $3.5 million for the six months ended June 30, 2011. This decrease was mainly due to the reduction of research and development expenses related to our legacy products, which exceeded the increase in research and development expenses related to our new Clearvale products.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged at $1.5 million for the three months ended June 30, 2012 and 2011. Sales and marketing expenses remained unchanged at $3.1 million for the six months ended June 30, 2012 and 2011.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $1.1 million for the three months ended June 30, 2012, up $0.1 million, or 10%, from $1.0 million for the three months ended June 30, 2011. Our general and administrative expenses remained unchanged at $2.1 million for the six months ended June 30, 2012 and 2011.

Restructuring charges, net.   The net restructuring charge of $12,000 for the six-month period ended June 30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City. The net restructuring charge of $439,000 for the six-months ended June 30, 2011 was attributable to rent payments and operating expense payments made by us for that portion of our Redwood City facilities that we did not occupy and that we were not able to sublease in the period.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $227,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the six months ended June 30, 2012.  Due to investments with higher interest rates, our interest income increased by $13,000 during the six months ended June 30, 2012 as compared to the six months ended June 30, 2011.

  Other (loss) income, net.   Other (loss) income, net during the six months ended June 30, 2012, was a loss of $565,000, down $1,803,000 or 146%, from an income of $1,238,000 for the six months ended June 30, 2011. The variance between the periods was primarily due to unrealized losses and gains from currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for Income taxes  The provision for income taxes was $46,000 for the three months ended June 30, 2012 compared to a provision for income tax expense of $33,000 for the three months ended June 30, 2011. The provision for income taxes was $30,000 for the six months ended June 30, 2012, down $45,000 or 60%, from $75,000 for the six months ended June 30, 2011.  The provision for the six months ended June 30, 2012 and 2011 primarily relates to foreign income tax expenses.

~ 10 ~

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of June 30, 2012, we had $52.0 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $54.4 million of cash and cash equivalents and short-term investments at December 31, 2011.

The majority of our first quarter license and subscription revenue was generated from our BroadVision® Business Agility Suite™, Commerce Agility Suite™, QuickSilver™, and Clearvale™ solutions. Revenue during the quarter was generated from sales to both new and existing customers such as Centro Nazionale Trapianti, Double J Development, LLC, Gruppo Reti, Guidance International Ltd, Iberia L.A.E., Oreck Corporation, Real Estate Marketing Institute, Spoken Communications, Synaptics Inc., TechTree IT Systems Pvt Ltd., US Navy, Vías y Construcciones, S.A., and several other global customers.

We continued to focus on expense control in the second quarter of 2012. Operating expenses for the second quarter of 2012 and 2011 were $4.2 million and $4.4 million, respectively. For the three months ended June 30, 2012, net loss was $2.4 million, or $0.54 per diluted share. This compares to net loss of $1.5 million, or $0.34 per diluted share, for the three months ended June 30, 2011.

The following table represents our liquidity at June 30, 2012 and December 31, 2011 (dollars in thousands):

	June 30,	December 31,
	2012	2011
Cash and cash equivalents	$11,153	$45,405
Short-term investments	$40,816	$9,009
Restricted cash, current portion	$1,029	$1,022
Restricted cash, net of current portion	$-	$-
Working capital	$48,737	$50,419
Working capital ratio	6.75	5.90

Cash Used For Operating Activities

Cash used for operating activities was $4.2 million for the six months ended June 30, 2012, and was mainly attributable to a $3.8 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $2.0 million for the six months ended June 30, 2011, and was mainly attributable to a $1.9 million operating loss and a decrease of $1.2 million in unearned revenue accounts offset by the collection of $1.2 million of accounts receivable.

Cash (Used For) Provided By Investing Activities

    Cash used for investing activities was $32.0 million for the six months ended June 30, 2012. Cash provided by investing activities was $4.0 million for the six months ended June 30, 2011.  The amounts for both periods were primarily related to the net maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $1.9 million for the six months ended June 30, 2012, primarily consisting of cash received in connection with employees' exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $189,000 for the six months ended June 30, 2011 and primarily consisted of cash received from employees’ purchases of common stock under the Employee Stock Purchase Plan, as amended.

Leases and Other Contractual Obligations

During the second quarter of 2012, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring through the year 2015. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which has been issued in connection with our previous facility lease obligation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2012 or in any prior periods.

Recent Developments

On April 18, 2012, we entered into a Lease Agreement (the "Lease Agreement") with VII PAC SHORES INVESTORS, L.L.C., a Delaware limited liability company (“Landlord”) to lease approximately 16,399 rentable square feet of office space located at 1700 Seaport Boulevard, Redwood City, California 94063. The Lease Agreement commenced on June 20, 2012 and will expire on June 30, 2015 unless earlier terminated.  The total monthly base rent for the lease is approximately $50,017 for the first 12 months, $51,520 for the next 12 months and $53,064 for the remaining 12 months. Traditional triple-net operating expenses and any utilities and janitorial expenses are excluded from the base rent. We will be responsible for a proportionate share of such expenses and any other expenses billed by the Landlord under the Lease Agreement.

~ 11 ~

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June 30, 2012 and 2011. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of June 30, 2012 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

         There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

~ 12 ~

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of June 30, 2012, we had an accumulated deficit of approximately $1.2 billion.

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

~ 13 ~

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 165 at the end of 2011. On June 30, 2012, we had 161 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

~ 14 ~

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least June 30, 2013. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended.  Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed.

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

~ 15 ~

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.

We derive a significant portion of our revenue from our operations outside North America. In the six months ended June 30, 2012, approximately 59% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

If any breach of the security technology embedded in our products or hosted Cloud operation were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce, portal, social networking and enterprise software is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, such as Open SSL, public key cryptography, encryption algorithms RC2 and MD5, digital certificates and HTTPS, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, new hacking methods, security holes in 3rd-party components (such as operating system bugs) or other events or developments could cause a breach of the above measures that we use to protect customer data and identity.

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

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online or require online services to establish privacy policies. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.  In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with customers in Europe.  Various government and consumer agencies have also called for new regulation and changes in industry practices.

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

A total of 59% and 60% of our first six months of year 2012 and 2011 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 31% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of June 30, 2012. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

~ 17 ~

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of June 30, 2012, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 34% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.82 per share to $56.46 per share between July 1, 2010 and June 30, 2012. The trading price of our common stock in fiscal year 2012 to date has ranged from $7.83 per share to $56.46 per share, which was a four year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

        Not applicable.

Item 5. Other Information

    Not applicable.

~ 18 ~

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
101
The following materials from Broadvision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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

~ 19 ~

SIGNATURES

    Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 10, 2012	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: August 10, 2012	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

~ 20 ~

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
101
The following materials from Broadvision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at June 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

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