Form 10-Q
period 2012-09-30
BROADVISION INC
filed 2012-11-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2012

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________ to __________

Commission File Number 1-34205

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Seaport Blvd., Suite 210	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)

(650) 331-1000

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No o

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes þ No o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer o Accelerated filer o  Non-accelerated filer (do not check if a smaller reporting company) o Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes o No ☑

As of October  31, 2012, the registrant had 4,670,933 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September  30, 2012

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2012	2011
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$17,147	$45,405
Short-term investments	34,886	9,009
Accounts receivable, net of reserves of $125 as of September 30, 2012 and $109 as of December 31, 2011	2,150	4,100
Restricted cash	1,038	1,022
Prepaids and other	1,092	1,179
Total current asset	56,313	60,715
Property and equipment, net	328	143
Other assets	219	144
Total assets	$56,860	$61,002
LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$651	$595
Accrued expenses	2,004	2,783
Unearned revenue	1,756	2,665
Deferred maintenance	2,769	4,253
Total current liabilities	7,180	10,296
Other non-current liabilities	1,160	936
Total liabilities	8,340	11,232
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,671 and 4,529 shares issued and outstanding as of September 30, 2012 and December 31, 2011, respectively	-	-
Additional paid-in capital	1,265,272	1,262,726
Accumulated other comprehensive loss	(904)	(1,014)
Accumulated deficit	(1,215,848)	(1,211,942)
Total stockholders' equity	48,520	49,770
Total liabilities and stockholders' equity	$56,860	$61,002

* Derived from audited consolidated financial statements filed in the Company’s 2011 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Revenues:
Software licenses	$1,267	$1,338	$3,818	$3,888
Services	2,361	2,909	7,234	9,471
Total revenues	3,628	4,247	11,052	13,359
Cost of revenues:
Cost of software revenues	39	1	73	10
Cost of services	1,157	1,472	3,588	4,724
Total cost of revenues	1,196	1,473	3,661	4,734
Gross profit	2,432	2,774	7,391	8,625
Operating expenses:
Research and development	1,558	1,523	4,796	5,046
Sales and marketing	1,264	1,332	4,316	4,437
General and administrative	908	965	3,037	3,062
Restructuring charges	-	49	12	488
Total operating expenses	3,730	3,869	12,161	13,033
Operating loss	(1,298)	(1,095)	(4,770)	(4,408)
Interest income, net	85	97	312	312
Other income (loss), net	1,223	(623)	658	615
Income (loss) before provision for income taxes	10	(1,621)	(3,800)	(3,481)
Provision for income taxes	(76)	(20)	(106)	(95)
Net loss	$(66)	$(1,641)	$(3,906)	$(3,576)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	54	(205)	110	(113)
Comprehensive loss	$(12)	$(1,846)	$(3,796)	$(3,689)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(0.01)	$(0.36)	$(0.84)	$(0.80)
Shares used in computing:
Weighted average shares-basic and diluted	4,657	4,505	4,627	4,494

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2012	2011
Cash flows from operating activities:
Net loss	$(3,906)	$(3,576)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	84	117
Stock based compensation	477	459
Provision of receivable reserves	44	-
Restructuring charge	12	488
Gain on the sale of cost method investment	(827)	-
Changes in operating assets and liabilities:
Accounts receivable	1,907	2,170
Prepaids and other	70	256
Other non-current assets	(75)	178
Accounts payable and accrued expenses	(273)	(475)
Restructuring accrual	(462)	(592)
Unearned revenue and deferred maintenance	(2,393)	(2,387)
Other noncurrent liabilities	223	(798)
Net cash used for operating activities	(5,119)	(4,160)
Cash flows from investing activities:
Purchase of property and equipment	(268)	(25)
Proceeds received from cost method investments	827	-
Purchase of short-term investment	(55,562)	(12,076)
Maturities of short term investment	29,684	20,955
Net cash (used for) provided by investing activities	(25,319)	8,854
Cash flows from financing activities:
Proceeds from issuance of common stock, net	298	262
Proceeds from exercise of common stock options, net	1,772	-
Net cash provided by financing activities	2,070	262
Effect of exchange rates on cash and cash equivalents	110	(113)
Net (decrease) increase in cash and cash equivalents	(28,258)	4,843
Cash and cash equivalents at beginning of period	45,405	32,966
Cash and cash equivalents at end of period	$17,147	$37,809

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2012 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission (the “SEC”) on March 8, 2012, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2012 and 2011 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2011 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2011 Annual Report on Form 10-K filed with the SEC on March 8, 2012.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2012 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Cost of services	$34,779	$17,920	$76,210	$50,502
Research and development	64,389	34,200	130,939	161,855
Sales and marketing	87,541	24,504	169,179	111,388
General and administrative	44,090	32,367	100,282	135,263
	$230,799	$108,991	$476,610	$459,008

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and warrants using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 396,000 and 375,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended September 30, 2012 and 2011, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. There were 100,000 and 315,000 potential common shares excluded from the determination of diluted net loss per share for the nine months ended September 30, 2012 and 2011, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Net Loss	$(66)	$(1,641)	$(3,906)	$(3,576)
Weighted-average common shares outstanding used to compute basic and diluted loss per share	4,657	4,505	4,627	4,494
Basic and diluted loss per share	$(0.01)	$(0.36)	$(0.84)	$(0.80)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the nine-month periods ended September 30, 2012, and 2011, translation gain (loss) was $110,000 and ($113,000), respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2011	$(1,014)
Net Change during period	110
Balance, September 30, 2012	$(904)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012,  as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31, 2011, that are of significance, or potential significance to us.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
	(unaudited)
Employee benefits	$908	$896
Commissions and bonuses	101	112
Sales and other taxes	184	286
Income tax and tax contingency reserves	143	290
Restructuring	-	450
Customer advances	36	66
Other	632	683
Total accrued expenses	$2,004	$2,783

 Other Non-Current Liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2012	2011
	(unaudited)
Deferred maintenance and unearned revenue	$453	$408
Other	707	528
Total other non-current liabilities	$1,160	$936

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September  30, 2012 and December 31, 2011 (in thousands) are as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$17,044	$17,044	$-	$-
Money market funds	103	103	-	-
Total cash and cash equivalents	$17,147	$17,147	$-	$-
Fixed income securities
Certificates of deposits	$27,893	$-	$27,893	$-
Corporate bonds - financial	5,489	-	5,489	-
Corporate bonds - industrial	500	-	500	-
International bonds - financial	1,004	-	1,004	-
Total fixed income securities	$34,886	$-	$34,886	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2011	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$40,993	$40,993	$-	$-
Money market funds	4,412	4,412	-	-
Total cash and cash equivalents	$45,405	$45,405	$-	$-
Fixed income securities
Certificates of deposits	$3,447	$-	$3,347	$-
Corporate bonds - financial	4,431	-	4,431	-
Corporate bonds - industrial	1,131	-	1,131	-
Total fixed income securities	$9,009	$-	$9,009	$-

               Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  During the nine months ended September 30, 2012, approximately $26,000,000 was transferred from the Level 1 to the Level 2 fair value measurement tier. Management transferred certain amounts into corporate bonds because the coupon rate of corporate bonds was high during the period.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2012 and December 31, 2011, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.   However, during the quarter ended September 30, 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products, worth $300,000.  We recorded this credit as an operating expense and liability as of September 30, 2010.  Pursuant to the settlement agreement, any remaining unused credits expired after the second anniversary of the agreement.  During the quarter ended September 30, 2012, the credit expired, completely unused.  Consequently, we reversed the $300,000 operating expense and extinguished the liability from our Consolidated Balance Sheets as of September 30, 2012.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2012 or December 31, 2011. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

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

       A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands) as of September  30, 2012:

Operating
Years ending December 31,	Lease
2012	$252
2013	886
2014	699
2015	318
2016 and thereafter	-
Total minimum lease payments	$2,155

As of September 30, 2012, we do not have any restructuring accruals.

Standby Letter of Credit Commitments

As of September  30, 2012 and December 31, 2011, we had $1.0 million of outstanding commitments in the form of a standby letter of credit, in favor of our landlord to secure obligations under our previous facility leases.  This standby letter of credit is collateralized by the restricted cash listed in the Condensed Consolidated Balance Sheets.

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011
Software licenses	$1,267	$1,338	$3,818	$3,888
Consulting services	633	835	2,041	2,781
Maintenance	1,728	2,074	5,193	6,690
Total revenues	$3,628	$4,247	$11,052	$13,359

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (EMEA); and Asia, Pacific and Japan (APJ).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2012	2011	2012	2011
Americas	$1,610	$1,572	$4,744	$5,245
Europe	1,259	1,550	4,005	4,566
Asia/Pacific	759	1,125	2,303	3,548
Total revenues	$3,628	$4,247	$11,052	$13,359

	September 30,	December 31,
Long-Lived Assets:	2012	2011
Americas	$197	$43
Europe	8	7
Asia/Pacific	123	93
Total Company	$328	$143

For the three-month and nine-month periods ended September 30, 2012 and 2011, none of our customers accounted for more than 10% of our revenues.

Note 6. Restructuring Charges

The net restructuring charge of $12,000 for the nine-month period ended September 30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.  Our lease for this vacant office space in Redwood City was expired in June of 2012.  As of June 30, 2012, we no longer have any restructuring accruals or any future payments related to restructuring accrual.  The net restructuring charge of $488,000 for the nine-month period ended September 30, 2011 consisted of lease payments and operating expenses in the amount of $286,000 for our headquarters in Redwood City and a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City.

The following table summarizes the activity related to the restructuring plans (in thousands):

		Amounts
	Accrued	charged to		Accrued
	restructuring	restructuring	Amounts	restructuring
	costs,	costs,	paid or	costs,
	beginning	and other	written off	ending
Three Months Ended September 30, 2012
Lease cancellations and commitments	$-	$-	$-	$-

Three Months Ended September 30, 2011
Lease cancellations and commitments	$566	$49	$(185)	$430

Nine Months Ended September 30, 2012
Lease cancellations and commitments	$450	$12	$(462)	$-

Nine Months Ended September 30, 2011
Lease cancellations and commitments	$534	$488	$(592)	$430

Note 7. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $6.2 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In April 2012, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $152,000.  We recognized $38,000 of license revenue related to this contract for the third  quarter of 2012.

Note 8. Proceeds from Sale of Cost Method Investment

In August 2010, a third party acquired a company in which we held an equity stake and distributed $1.3 million to us in connection with the closing of the acquisition.  We had fully written off the investment to other expenses in 2002 due to an other-than-temporary decline in the fair market value at that time.  Additional sale proceeds were placed in an escrow account for up to two years, subject to certain contingencies.  In August 2012, we received an additional $0.8 million distribution from the escrow account, as a final distribution relating to this sale.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2012 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2011, other than as disclosed herein.

 Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the nine months ended September 30, 2012, as compared to the recent accounting pronouncements described in our Annual Report on Form 10-K for the year ended December 31,  2011, that are of significance, or potential significance to us.

Results of Operations

The following table sets forth certain items reflected in our Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Revenues:
Software licenses	35%	32%	35%	29%
Services	65	68	65	71
Total revenues	100	100	100	100
Cost of revenues:
Cost of software licenses	1	0	1	0
Cost of services	32	35	32	35
Total cost of revenues	33	35	33	35
Gross profit	67	65	67	65
Operating expenses:
Research and development	43	36	43	38
Sales and marketing	35	31	39	33
General and administrative	25	23	27	23
Restructuring charges, net	0	1	0	4
Total operating expenses	103	91	109	98
Operating loss	(36)	(26)	(42)	(33)
Interest income, net	2	2	3	2
Other income (loss), net	34	(15)	6	5
Loss before provision for income taxes	0	(39)	(33)	(26)
Income taxes expense	(2)	0	(1)	(1)
Net loss	(2)%	(39)%	(34)%	(27)%

Revenues.     License revenue from the sales of software licenses for the three months ended September 30, 2012 was $1.3 million, remaining unchanged from the prior year. License revenue from the sales of software licenses for the nine months ended September 2012 was $3.8 million, down $0.1 million, or 3% from $3.9 million for the nine months ended September 30, 2011. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended September 30, 2012 was $1.7 million, down $0.4 million or 19% from $2.1 million for the three months ended September 30, 2011.  Maintenance revenue for the nine months ended September 30, 2012 was $5.2 million, down $1.5 million or 22% from $6.7 million for the nine months ended September 30, 2011. Consulting revenue, which is generally related to services in connection with our licensed software for the three months ended September 30, 2012 was $0.6 million, down $0.2 million, or 25% from the three months ended September 30, 2011. Consulting revenue was $2.0 million for the nine months ended September 30, 2012, down $0.8 million, or 29%, from $2.8 million for the nine months ended June 30, 2011. The decrease of revenues was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  We may not be able to generate substantial revenue from Clearvale, but if we are able to do so, it will take time for such new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended September 30, 2012 increased $38,000 compared to the same period in year 2011. Cost of software licenses for the nine months ended September 30, 2012 increased $63,000 compared to the same period in year 2011. The increase was mainly due to the increase of the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.2 million for the three months ended September 30, 2012, down $0.3 million, or 20%, from $1.5 million for the three months ended September 30, 2011. Cost of services was $3.6 million for the nine months ended September 30, 2012, down $1.1 million, or 23%, from $4.7 million for the nine months ended September 30, 2011. This decrease was mainly due to lower contract expenses in response to lower revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.6 million for the three months ended September 30, 2012 and 2011. Research and development expenses were $4.8 million for the nine months ended September 30, 2012, down $0.2 million, or 4%, from $5.0 million for the nine months ended September 30, 2011. This decrease was mainly due to the reduction of research and development expenses related to our legacy products, which exceeded the increase in research and development expenses related to our new Clearvale products.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged at $1.3 million for the three months ended September 30, 2012 and 2011. During the third quarter of 2012, we reversed a $0.3 million litigation expense accrual, a non-cash credit redeemable for our software products, as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010.  This credit expired, unused, during the third quarter of 2012.  Sales and marketing expenses remained unchanged around $4.4 million for the nine months ended September 30, 2012 and 2011. Excluding the $0.3 million reversal, sales and marketing expenses increased due to concerted efforts to sell and promote Clearvale.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses remained unchanged at $0.9 million for the three months ended September 30, 2012 and 2011. Our general and administrative expenses remained unchanged at approximately $3.1 million for the nine months ended September 30, 2012 and 2011.

Restructuring charges, net.   The net restructuring charge of $12,000 for the nine-month period ended September 30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City. The net restructuring charge of $488,000 for the nine-months ended September 30, 2011 was attributable to rent payments and operating expense payments made by us for that portion of our Redwood City facilities that we did not occupy and that we were not able to sublease in the period.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $312,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September 30, 2012 and 2011, respectively.

    Other income (loss), net.   Other income (loss), net during the nine months ended September 30, 2012, was income of $0.6 million for the nine months ended September 30, 2012, and 2011, respectively. For the quarter ended September 30, 2012, other income (loss), net included a return of capital in the amount of $785,000 from a cost method investment that was written off in 2002. The remaining change was primarily due to unrealized gain from currency rate fluctuations on our Euro cash and short-term investment balance in the quarter ended September 30, 2012.  The variance between the periods was primarily due to unrealized losses and gains from currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for Income taxes.  The provision for income taxes was $76,000 for the three months ended September 30, 2012 compared to a provision for income tax expense of $20,000 for the three months ended September 30, 2011. The provision for income taxes was $106,000 for the nine months ended September 30, 2012, down $11,000 or 12%, from $95,000 for the nine months ended September 30, 2011.  The provision for the nine months ended September 30, 2012 and 2011 primarily relates to foreign tax and state income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of September 30, 2012, we had $52.0 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $54.4 million of cash and cash equivalents and short-term investments at December 31, 2011.

We continued to focus on expense control in the third quarter of 2012. Operating expenses for the third quarter of 2012 and 2011 were $3.7 million and $3.9 million, respectively. For the three months ended September 30, 2012, net loss was $66,000, or $0.01 per diluted share. This compares to net loss of $1.6 million, or $0.36 per diluted share, for the three months ended September 30, 2011.

The following table represents our liquidity at September 30, 2012 and December 31, 2011 (dollars in thousands):

	September 30,	December 31,
	2012	2011

Cash and cash equivalents	$17,147	$45,405
Short-term investments	$34,886	$9,009
Restricted cash, current portion	$1,038	$1,022
Working capital	$49,133	$50,419
Working capital ratio	7.84	5.90

Cash Used For Operating Activities

Cash used for operating activities was $5.1 million for the nine months ended September 30, 2012, and was mainly attributable to a $3.9 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $4.2 million for the nine months ended September 30, 2011, and was mainly attributable to a $3.6 million operating loss and a decrease in cash collection from accounts receivable due to lower revenues.

Cash (Used For) Provided By Investing Activities

Cash used for investing activities was $25.3 million for the nine months ended September 30, 2012, primarily related to the net maturities of short-term investments in bonds and certificates of deposit and return of capital received from a previously written-off cost-method investment.  Cash provided by investing activities was $8.9 million for the nine months ended September 30, 2011.  This figure reflects short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $2.0 million for the nine months ended September 30, 2012, primarily consisting of cash received in connection with employees' exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $262,000 for the nine months ended September 30, 2011 and primarily consisted of cash received from employees’ purchases of common stock under the Employee Stock Purchase Plan, as amended.

Leases and Other Contractual Obligations

During the second quarter of 2012, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring in the year 2015. A total of $1.0 million of restricted cash as shown on our Condensed Consolidated Balance Sheets represents collateral for the letter of credit which was issued in connection with our previous facility lease obligation.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2012 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2012 and 2011. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2012 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2012 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

         There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September 30, 2012, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 165 at the end of 2011. On September 30, 2012, we had 170 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least September 30, 2013. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the nine months ended September 30, 2012, approximately 57% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 57% and 61% of our first nine months of year 2012 and 2011 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 33% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of September 30, 2012. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of September 30, 2012, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 34% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.81 per share to $56.46 per share between October 1, 2010 and September 30, 2012. The trading price of our common stock in fiscal year 2012 to date has ranged from $7.81 per share to $56.46 per share, which was a four year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 8, 2012	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 8, 2012	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(2)	Certificate of Amendment of Certificate of Incorporation.
3.3(4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at September 30, 2012 and December 31, 2011, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2012 and 2011, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2012 and 2011, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996.

(2)	Incorporated by reference to the Company's Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.