Form 10-K
period 2012-12-31
BROADVISION INC
filed 2013-03-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2012
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

Yes ☐ No ☑

                As of June 30, 2012, based on the closing sales price as quoted by the NASDAQ, 2,999,322 shares of Common Stock, having an aggregate market value of approximately $34,822,128 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28, 2013, the registrant had 4,685,216  shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in June 2013 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2012

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, Clearvale, Interleaf and Interleaf Xtreme are our U.S. registered trademarks.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

1

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

PART I, ITEM 1 TABLE OF CONTENTS (BUSINESS SECTION)

Overview and Industry Background	1
Software Products	1
Services	2
Customers	3
Sales and Marketing	3
Alliances	3
Competition	4
Intellectual Property and Other Proprietary Rights	4
Research and Development	5
Employees	5
Executive Officers	5

2

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and enterprise social networks. As of December 31, 2012, we had licensed our products to approximately 400 companies.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2012, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations. There was an unusually large amount of trading activity and price movement in our stock in fiscal year 2012 and on March 6, 2012 the high price of our common stock reached a four year high of $56.46 per share. We are not aware of any corporate developments that we believe would explain this unusual activity.

The accompanying consolidated financial statements and related financial information contained herein for all periods presented have been retroactively restated to give effect to the stock split in accordance with U.S. generally accepted accounting principles ("U.S. GAAP").

                 Our principal executive offices are located at 1700 Seaport Boulevard, Suite 210, Redwood City, CA 94063. Our telephone number is (650) 331-1000. Our website address is www.broadvision.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the Securities and Exchange Commission's website (www.sec.gov) directly to our reports. The contents of our website are not incorporated by reference into this report.

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

Building on the solid foundation of Broadvision’s personalization and transaction management capabilities, Broadvision has introduced the Clearvale family of Enterprise Social Networking solutions to include engagement of partners, suppliers and customers through mobile and social technologies in order to meet our customers’ needs.  Clearvale ESN was launched in late 2010.

Software Products

Our primary product offerings are software solutions. We also offer a toolkit, framework and library for extending our solutions. Our offerings have the following characteristics and advantages:

•	Track record -- Experience from over 1,000 implementations and 19 years of experience.
•	Agility, extensibility and configurability -- Integrated tools for rapidly creating e-business applications with modular out-of-the-box capabilities and custom development.
•	Scalability -- Advanced load balancing and multi-layered caching for high concurrent users and transactions.
•	Personalization -- Session and event-based observations for dynamic and targeted navigation.
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

3.

Clearvale is our enterprise social network solution, aimed at revolutionizing enterprise knowledge flows.  Beyond individual social networks, it organizes multiple social networks into ecosystems, and manages them coherently.  It has three variations.  Clearvale Express is free, for entry-level capabilities; Clearvale Enterprise is for full capabilities.  We operate these two variations as SaaS over Cloud.   The third variation, Clearvale PaasPort is a platform for partners who want to resell our enterprise social network solution.

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

Customers

As of December 31, 2012, we had licensed our products to approximately 400 companies. For the year ended December 31, 2012 and 2011, no customer accounted for more than 10% of our total revenues. On December 31, 2012, two customers in the medical industry and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance.  On December 31, 2011, two customers in the retail industry and online mobile service industry accounted for more than 10% of our accounts receivable balance. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2012, our direct sales organization included 22 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in France, and Italy.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, Taiwan, and Japan.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2012, approximately 58% of our revenues were derived from international sales. In the twelve months ended December 31, 2011, approximately 60% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2012, 7 employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale", "Interleaf" and "Interleaf Xtreme" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

Research and Development

As of December 31, 2012, we had 87 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products.   Research and development expenses are expensed as incurred.  Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $6.4 million for the year ended December 31, 2012 and $6.3 million for the year ended December 31, 2011.

Employees

As of December 31, 2012, we employed a total of 175 full-time employees, of whom 71 are based in North America, 20 in Europe and 84 in Asia. Of these full-time employees, 29 are in sales and marketing, 87 are in product development, 30 are in global services and client support, and 29 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

                   Our executive officers and their ages and positions as of December 31, 2012 are in the table below.

5
Name	Age	Position
Pehong Chen	55	Chairman, President and Chief Executive Officer
Shin-Yuan Tzou	55	Chief Financial Officer

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

We initially released Clearvale in 2009 and have recently integrated Clearvale’s social and mobile capabilities into BroadVision 9, a new solution we announced at the beginning of 2013. We have been actively enhancing Clearvale and adding editions such as Clearvale Enterprise,  Clearvale PaasPort and Clearvale Express. We have spent significant resources in developing these offerings and training our employees to implement and support the offerings, and we plan to add additional sales and marketing resources to support these new products, services and technologies.  To date our Clearvale and BroadVision 9 offerings have not generated significant revenues. We do not yet know whether any of these new offerings will appeal to existing and potential new customers, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

We have recently introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The new Clear and Clearvale products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale allows customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2012, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 165 at the end of 2011. On December 31, 2012, we had 175 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least December 31, 2013. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2012, approximately 58% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998, on elements of the BroadVision platform, which covers electronic commerce operations common in today's web business. We also hold a U.S. patent, issued in November 1996, acquired as part of the Interleaf acquisition on the elements of the extensible electronic document processing system for creating new classes of active documents. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale", "Interleaf" and "Interleaf Xtreme" as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

A total of 58% and 60% of our fiscal year 2012 and 2011 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 33% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of December 31, 2012. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2012, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 35% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.81 per share to $56.46 per share between January 1, 2011 and December 31, 2012. The trading price of our common stock in fiscal year 2012 ranged from $7.81 per share to $56.46 per share, which was a four year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 2. PROPERTIES

As of December 31, 2012, we leased approximately 34,600 square feet of office space, of which approximately 55% was in the United States. We occupied all  of our leased office space as of December 31, 2012.

                In September 2006, we decided not to exercise a $4.5 million buy-out option for a 50,000 square foot lease for 66 months from January 1, 2007 through June 30, 2012 at Pacific Shores Center in Redwood City, California. Our prior worldwide headquarters at Pacific Shores Center occupies approximately 27,000 square feet of office facilities used for research and development, technical support, sales, marketing, consulting, training and administration. We did not find a subtenant as of December 31, 2012.  Further details related to our restructuring charges and activities are provided in Note 7 – Restructuring in the Notes to our Consolidated Financial Statements.

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

ITEM 4. MINE SAFETY DISCLOSURES

            Not applicable.

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

	High	Low
Fiscal Year 2012
First Quarter	$56.46	$10.50
Second Quarter	32.35	9.51
Third Quarter	11.96	7.81
Fourth Quarter	10.46	7.86
Fiscal Year 2011
First Quarter	14.50	11.65
Second Quarter	14.50	11.52
Third Quarter	12.92	8.37
Fourth Quarter	11.68	7.82

 As of February 28, 2013, there were 169 holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 14, 2013, the last sale price reported on the NASDAQ Global Market for BroadVision common stock was $9.85 per share. There was an unusually large amount of trading activity and price movement in our stock in fiscal year 2012 and on March 6, 2012 the high price of our common stock reached a four year high of $56.46 per share.  We are not aware of any corporate developments that we believe would explain this unusual activity.

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

Overview

          Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and Enterprise Social Networks. As of December 31, 2012, we had licensed our products to approximately 400 companies.

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

We generated net income in years 2006, 2007 and 2009; and net loss in years 2008, 2010, 2011 and 2012. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations in 2012 faced three challenges: continuing world-wide recession, maturity of our major revenue-generating legacy products, and ramping up of our new Clearvale Enterprise Social Network products.  We continued to invest heavily in Clearvale, while also servicing our legacy base.  Clearvale revenue grew from 2011 to 2012, but the increase was not enough to offset the continuing decline in legacy revenue, due to the currently small customer base of Clearvale.  In mid-2012, we moved to our new headquarters, as our old office lease expired.  The move resulted in the elimination of our excess real estate space that began when we reduced our workforce in 2004 and we no longer have any excess real estate worldwide.

We strive to anticipate changes in the demand for our services, and manage our costs appropriately.  As part of our budgeting process, cross-functional management participates in the planning, reviewing and managing of our business plans. This process is intended to allow us to adjust our cost structures to changing market needs, competitive landscapes and economic factors.

Obligations to Related Parties

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $6.6 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

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

Software License Revenue, Non-Subscription and Non-Hosted Products

Delivery of non-subscription and non-hosted software products is considered to have occurred when title to the physical media and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer.  We do not grant a right of return for non-subscription or non-hosted software products.  We recognize revenue upon the delivery of our software.

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

Receivable Reserves

              Occasionally, our customers experience financial difficulty after we record the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2012, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write off against the receivable reserve.

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

Restructuring

Through June 30, 2012, we approved restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were taken to align our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (i) lease termination costs and/or costs associated with permanently vacating our facilities; and (ii) other incremental costs incurred as a direct result of the restructuring plan. We account for each of these costs in accordance with ASC 420-10, Exit or Disposal of Cost Obligations ("ASC 420-10 ").

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

Statements of Comprehensive Loss as a Percent of Total Revenues

The following table sets forth certain items reflected in our Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated.

	Years Ended December 31,
	2012	2011
Revenues:
Software licenses	34%	31%
Services	66	69
Total revenues	100	100
Cost of revenues:
Cost of software revenues	1	-
Cost of services	32	34
Total cost of revenues	33	34
Gross profit	67	66
Operating expenses:
Research and development	43	36
Sales and marketing	39	34
General and administrative	26	23
Restructuring charges	-	5
Total operating expenses	108	98
Operating loss	(41)	(32)
Other income	9	2
Loss before income taxes	(32)	(30)
Provision for income taxes	(1)	(1)
Net loss	(33)%	(31)%

Results of Operations

Revenues.     License revenue from the sales of software licenses for the year ended December 31, 2012 was $5.2 million, down $0.3 million, or 5% from $5.5 million for the year ended December 31, 2011. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2012 was $7.1 million, down $1.5 million, or 17% from $8.6 million for the year ended December 31, 2011.  Consulting revenue, which is generally related to services in connection with our licensed software, for the year ended 2012 was $2.8 million, down $0.6 million, or 18% from $3.4 million for the year ended December 31, 2011.  The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the net costs of our Cloud hosting operation, product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses for the year ended December 31, 2012 was $146,000, up $132,000, from $11,000 for the year ended December 31, 2011. The increase was mainly due to the increase of the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2012 was $4.9 million, down $1.1 million, or 18% from $6.0 million for the year ended December 31, 2011. This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

 Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the years ended December 31, 2012 and 2011 were approximately $6.4 million. We had a reduction in research and development expenses related to our legacy products, which was offset by our increase in research and development expenses related to our new Clearvale products.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the years ended December 31, 2012 and 2011 were approximately $5.9 million.,  During fiscal year 2012, we reversed a $0.3 million litigation expense accrual and a non-cash credit redeemable for our software products. The credit expired, unused, during fiscal year 2012.  Excluding the $0.3 million reversal, sales and marketing expenses increased due to our concerted efforts to sell and promote Clearvale.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the years ended December 31, 2012 and 2011 were approximately $4.0 million.

Restructuring charges, net.   The restructuring charges include charges for excess facilities and were recorded under the provisions of ASC 420-10.  During 2012, our net restructuring charge of $12,000 pertained to operating expenses paid in excess of the initial estimated accrual for our vacant office space in Redwood City. During 2011 our net restructuring charge of $810,000 consisted of lease payments and operating expenses in the amount of $451,000 for our headquarters in Redwood City, a $202,000 charge for the re-evaluation of future sublease rental income on our vacant office space in Redwood City and a $157,000 charge for the estimated future operating expenses for our vacant office space in Redwood City.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $392,000 in interest income for the year ended December 31, 2012 from our cash and cash equivalents as well as short-term investment balances in 2012, down $52,000, or 12%, from $444,000 in interest income for the year ended December 31, 2011.  This decrease was due to investments with lower interest rates in 2012 as compared to 2011.

    Other income (expense), net.   Other income (expense), net was $865,000 for the year ended December 31, 2012, up $1,027,000 from $162,000 for the year ended December 31, 2011. In 2012, other income (expense), net included a return of capital of $785,000 from a cost method investment written off in 2002 and the remaining amounts primarily due to an unrealized gain from currency rate fluctuations on our Euro cash and short-term investments. In 2011, other income (expense), net was primarily a result of unrealized currency rate fluctuations on our Euro assets.

    Income taxes expense.   We recorded income tax expenses of $134,000 and $121,000 for the years ended December 31, 2012 and 2011, respectively. The tax provision from 2012 was primarily due to the foreign provision and the foreign withholding tax for the 2012 tax year. The tax expense from 2011 was primarily due to foreign tax and state income taxes expense, which was offset by the tax benefit from the release of unrecognized tax benefits.

Liquidity and Capital Resources

Background and Overview

At December 31, 2012, our current assets exceeded our current liabilities by approximately $48.3 million. Our management believes that our cash and cash equivalents and short-term investments as of December 31, 2012 will be sufficient to fund operations through at least December 31, 2013. If our existing cash and cash equivalents and short-term investments are not sufficient to meet our obligations, we will seek to raise additional capital through public or private equity financing or from other sources. If adequate funds are not available or are not available on acceptable terms as needed, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements.

As of December 31, 2012, we had $23.8 million of cash and $28.5 million of short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances at December 31, 2012 declined by $2.2 million compared to December 31, 2011 levels.  This decrease was mainly due to net cash used for operating activities and cash provided from financing activities, as described in the Consolidated Statement of Cash Flow and the reclassification from restricted cash to cash during year 2012.

Revenues in year 2012 of $15.1 million were down 14% from 2011 revenues of $17.6 million. The decrease was due to product transitioning.  We are investing heavily in our new product, Clearvale, while our older products mature.  It will take time for the new product revenue to ramp up.  We may not be able to generate substantial revenue from Clearvale, but if we are able to do so, it will take time for such new product revenue to ramp up.  We anticipate that net cash used for operating activities will continue to be the material use of our existing cash and cash equivalents and short-term investments.

The following table represents our liquidity indicators at December 31, 2012 and 2011 (dollars in thousands):

	December 31,
	2012	2011
Cash and cash equivalents	$23,789	$45,405
Short-term investments	$28,492	$9,009
Restricted cash, current portion	$-	$1,022
Working capital	$48,332	$50,419
Working capital ratio	6.35	5.90

Cash Used for Operating Activities

Cash used for operating activities was $5.0 million for fiscal year 2012. Net cash used for operating activities in this period consisted primarily of a $6.2 million operating loss, offset by adjustments resulting from the reclassification of $1.0 million of restricted cash to cash during fiscal year 2012.

Cash used for operating activities was $6.6 million for fiscal year 2011.  Net cash used by operating activities in this period consisted primarily of a $4.7 million operating loss (excluding restructuring charges), and changes in operating assets and liabilities offset by noncash items during fiscal year 2011.

Cash (Used For) Provided By Investing Activities

Cash used for investing activities in fiscal 2012 was $18.9 million, primarily as a result of maturity of short-term investments of $42.7 million offset by purchases of short-term investments in the amount of $62.2 million and a return of capital of $827,000 from a cost method investment written off in 2002.  Cash provided by investing activities in fiscal 2011 was $18.8 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $2.2 million in fiscal 2012, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options. Cash provided by financing activities was $350,000 in fiscal 2011, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

As of December 31, 2012, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our consolidated balance sheets as of December 31, 2012 and 2011.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2015. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2012, total future minimum lease payments are $1.9 million under non-cancelable operating lease agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. as of December 31, 2012 and 2011 and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for the years then ended. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in the accompanying index at item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. as of December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ OUM & Co. LLP

San Francisco, California

March 15, 2013

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2012	2011
ASSETS
Current assets:
Cash and cash equivalents	$23,789	$45,405
Short-term investments	28,492	9,009
Accounts receivable, net of reserves of $140 and $109 as of December 31, 2012 and 2011, respectively	4,018	4,100
Restricted cash	-	1,022
Prepaids and other	1,075	1,179
Total current asset	57,374	60,715
Property and equipment, net	306	143
Other assets	206	144
Total assets	$57,886	$61,002
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$679	$595
Accrued expenses	2,242	2,783
Unearned revenue	2,342	2,665
Deferred maintenance	3,779	4,253
Total current liabilities	9,042	10,296
Other non-current liabilities	1,187	936
Total liabilities	10,229	11,232
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,685 and 4,529 shares issued and outstanding as of December 31, 2012 and 2011, respectively	-	-
Additional paid-in capital	1,265,505	1,262,726
Accumulated other comprehensive loss	(854)	(1,014)
Accumulated deficit	(1,216,994)	(1,211,942)
Total stockholders' equity	47,657	49,770
Total liabilities and stockholders' equity	$57,886	$61,002

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2012	2011
Revenues:
Software licenses	$5,160	$5,489
Services	9,966	12,065
Total revenues	15,126	17,554
Cost of revenues:
Cost of software revenues	146	11
Cost of services	4,856	6,002
Total cost of revenues	5,002	6,013
Gross profit	10,124	11,541
Operating expenses:
Research and development	6,445	6,356
Sales and marketing	5,861	5,949
General and administrative	3,981	3,976
Restructuring charges	12	810
Total operating expenses	16,299	17,091
Operating loss	(6,175)	(5,550)
Other income:
Interest income, net	392	444
Other income (expense), net	865	(162)
Total other income	1,257	282
Loss before income taxes	(4,918)	(5,268)
Provision for income taxes	(134)	(121)
Net loss	(5,052)	(5,389)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	160	(124)
Comprehensive loss	$(4,892)	$(5,513)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(1.09)	$(1.20)
Shares used in computing:
Weighted average shares-basic and diluted	4,638	4,500

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2010	4,482	$-	$1,261,800	$(890)	$(1,206,553)	$54,357
Net loss					(5,389)	(5,389)
Other comprehensive (loss) income				(124)		(124)
Stock-based compensation		-	576			576
Issuance of common stock from restricted stock awards	3	-	-			-
Issuance of common stock under employee stock purchase plan	44	-	350			350
Issuance of common stock from exercise of options		-	-			-
Balances as of December 31, 2011	4,529	$-	$1,262,726	$(1,014)	$(1,211,942)	$49,770
Net loss					(5,052)	(5,052)
Other comprehensive (loss) income				160		160
Stock-based compensation		-	612			612
Issuance of common stock from restricted stock awards	4	-	-			-
Issuance of common stock under employee stock purchase plan	52	-	395			395
Issuance of common stock from exercise of options	100	-	1,772			1,772
Balances as of December 31, 2012	4,685	$-	$1,265,505	$(854)	$(1,216,994)	$47,657

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2012	2011
Cash flows from operating activities:
Net loss	$(5,052)	$(5,389)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	117	154
Stock-based compensation	612	576
Proceeds received from cost method investments	(827)	-
Restructuring charge	12	810
Other	58	4
Changes in operating assets and liabilities:
Accounts receivable	24	173
Prepaids and other	1,127	269
Other non-current assets	(62)	175
Accounts payable and accrued expenses	(7)	(574)
Restructuring accrual	(462)	(894)
Unearned revenue and deferred maintenance	(797)	(903)
Other noncurrent liabilities	251	(1,003)
Net cash used for operating activities	(5,006)	(6,602)
Cash flows from investing activities:
Purchase of property and equipment	(281)	(33)
Proceeds received from cost method investments	827	-
Purchase of short-term investment	(62,209)	(13,986)
Maturities of short-term investment	42,726	32,834
Net cash (used for) provided by investing activities	(18,937)	18,815
Cash flows from financing activities:
Proceeds from issuance of common stock, net	395	350
Proceeds from exercise of common stock options, net	1,772	-
Net cash provided by financing activities	2,167	350
Effect of exchange rates on cash and cash equivalents	160	(124)
Net (decrease) increase in cash and cash equivalents	(21,616)	12,439
Cash and cash equivalents at beginning of year	45,405	32,966
Cash and cash equivalents at end of year	$23,789	$45,405

Supplemental Cash flows disclosures:
Cash paid for income taxes	$16	$21

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

Software License Revenue, Non-Subscription and Non-Hosted Products

Delivery of non-subscription and non-hosted software products is considered to have occurred when title to the physical media and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer.  We do not grant a right of return for non-subscription or non-hosted software products.  We recognize revenue upon software delivery of our software.

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

Cash and Cash Equivalents, Restricted Cash, and Short-term Investments

We consider all debt with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of debt that has a remaining maturity of less than one year as of the date of the balance sheet. Cash and cash equivalents that serve as collateral for financial instruments such as letters of credit are classified as restricted cash. At December 31, 2011, a letter of credit of $1.0 million secured by an equal amount of restricted cash is available to the landlord securing certain facilities leases as more fully described in Note 6 – Commitments and Contingencies in the Notes to our Consolidated Financial Statements. This letter of credit and restricted cash were released in October 2012 after our prior facility lease expired in June 2012.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2011 and 2012, respectively.  Our short-term investments’ contractual maturities occur before September 2013.  Total interest income during fiscal years 2012 and 2011 was $392,000 and $444,000, respectively.

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $75,000 and $64,000 in 2012 and 2011, respectively.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we record the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2012, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

Concentrations of Credit Risk

Financial instruments that potentially subject us to concentrations of credit risk consist primarily of cash and cash equivalents, short-term investments, and accounts receivable. We maintain our cash and cash equivalents and short-term investments with high-

quality institutions. Our management performs ongoing credit evaluations of our customers and requires certain of these customers to provide security deposits or letters of credit.

Cash deposits and cash equivalents in foreign countries of approximately $6.4 million and $6.0 million on December 31, 2012 and 2011, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

As of December 31, 2012, two customers in the medical industry and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance. At December 31, 2011, two customers in the retail industry and online mobile service industry, respectively, accounted for more than 10% of our accounts receivable balance. For the year ended December 31, 2012 and 2011, no customer accounted for 10% of our total revenues.

 Restructuring

Through June 30, 2012, we approved certain restructuring plans to, among other things, reduce our workforce and consolidate facilities. Restructuring and asset impairment charges were recorded where we aligned our cost structure with changing market conditions and to create a more efficient organization. Our restructuring charges are comprised primarily of: (1) lease termination costs and/or costs associated with permanently vacating and sub-leasing our facilities; and (2) other incremental costs incurred as a direct result of the restructuring plan. We account for each of these costs in accordance with ASC 420-10, Exit or Disposal of Cost Obligations ("ASC 420-10 ").

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

Inherent in the estimation of the costs related to our restructuring efforts are assessments related to the most likely expected outcome of the significant actions to accomplish the restructuring.  In determining the charge related to the restructuring, the majority of estimates made by management were related to the charge for excess facilities. In determining the charge for excess facilities, we were required to estimate future sublease income, future net operating expenses of the facilities, and brokerage commissions, among other expenses. The most significant of these estimates related to the timing and extent of future sublease income that may reduce our lease obligations. We based our estimates of sublease income, in part, on current market conditions and rental rates, an assessment of the time period over which reasonable estimates could be made, the status of negotiations with potential subtenants, and the location of the respective facility, among other factors.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2012 and 2011 (in thousands) were as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$23,010	$23,010	$-	$-
Money market funds	779	779	-	-
Total cash and cash equivalents	$23,789	$23,789	$-	$-
Fixed income securities
Certificates of deposits	$22,191	$-	$22,191	$-
Corporate bonds - financial	4,303	-	4,303	-
International bonds - financial	1,998	-	1,998	-
Total fixed income securities	$28,492	$-	$28,492	$-

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

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  There have been $19.7 million of transfers from Level 1 to Level 2 measurements in fiscal year 2012.   Management transferred certain amounts into short-term certificates of deposit in order to earn higher interest income during fiscal year 2012.

The fair value of cash and cash equivalents, short-term investments, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2012, we had 751,338 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date. When an employee option is exercised prior to vesting, any unvested shares so purchased are subject to repurchase by us at the original purchase price of the stock upon termination of employment. Our right to repurchase lapses at a minimum rate of 20% per year over five years from the date the option was granted or, for new employees, the date of hire. Such right is exercisable only within 90 days following termination of employment. During the years ended December 31, 2012 and 2011, no such repurchases were effected since no options were exercised prior to vesting.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2012, we had 66,133 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

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

As of December 31, 2012, we had 18,877 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2012 and 2011, we received a total of $395,000 and $350,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2012 and 2011 is as follows:

	Years Ended December 31,
	2012	2011
Cost of services	$94,087	$75,585
Research and development	159,847	192,738
Sales and marketing	235,578	141,349
General and administrative	122,362	166,646
	$611,874	$576,318

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

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2012 and 2011:

	Years Ended December 31,
	2012		2011
Expected volatility	75%		76%
Expected dividends	0%		0%
Expected term (in years)	6.25	year	6.25	year
Risk free interest rate	1%		1%

  The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2012		2011
Expected volativity	89%		41%
Weighted average volatility	92%		34%
Risk-free interest rate	0%		0%
Expected term (in years)	1	year	1	year
Expected dividend yield	0%		0%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2012 and 2011, were $4.50 and $2.57, respectively.

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

	Years Ended December 31,
	2012	2011
Net Loss	$(5,052)	$(5,389)
Weighted-average common shares outstanding used to compute basic and diluted loss per share	4,638	4,500
Basic and diluted loss per share	$(1.09)	$(1.20)

            In the years ended December 31, 2012 and 2011, there were 116,206 and 367,730 common shares, respectively, issuable upon the exercise of stock options excluded from the above earnings per share calculations as their effect was anti-dilutive.

Foreign Currency Transactions

            The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2012 and 2011, translation gain (loss) was $160,000 and $(124,000), respectively, and is included in other Comprehensive (loss) income account in the Consolidated Statements of Stockholder's Equity.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) income, which may consist of unrealized gains and losses on available-for-sale securities and cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, consisting primarily of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2011	$(1,014)
Net Change during period	160
Balance, December 31, 2012	$(854)

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

 Segment and Geographic Information

We operate in one segment, electronic commerce business solutions. Our CEO is our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

 Recent Accounting Pronouncements

There have been no new accounting pronouncements made effective during the year ended December 31, 2012, that are of significance, or potential significance, to us.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2012	2011
Furniture and fixtures	$161	$411
Computer and software	3,329	3,448
Leasehold improvements	209	520
Total property and equipment	3,699	4,379
Less accumulated depreciation and amortization	(3,393)	(4,236)
Property and equipment, net	$306	$143

            Depreciation and amortization expense for the years ended December 31, 2012 and 2011 was $117,000 and $154,000, respectively. We retired $976,000 and $224,000 in fully depreciated property and equipment in year 2012 and year 2011, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2012	2011
Employee benefits	$1,004	$896
Restructuring	-	450
Income tax	199	290
Sales and other taxes	295	286
Commissions and bonuses	94	112
Customer advances	36	66
Other	614	683
Total accrued expenses	$2,242	$2,783

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2012	2011
Deferred maintenance and unearned revenue	$551	$408
Other	636	528
Total other non-current liabilities	$1,187	$936

Note 5---Income Taxes

        Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2012	2011
Domestic	$(3,567)	$(4,249)
Foreign	(1,351)	(1,019)
Loss before income taxes	$(4,918)	$(5,268)

The components of (expense)/benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Current:
Federal	$14	$23
State	(9)	(6)
Foreign	(139)	(138)
Total current	(134)	(121)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for income taxes	$(134)	$(121)
	.

The differences between the (expense)/benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense)/benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Expected income tax benefit	$1,721	$1,844
Expected state income taxes expense, net of federal tax benefit	(7)	(5)
Research and development credit	-	77
Foreign taxes and foreign loss not benefited	(593)	(496)
Change in valuation allowance	(720)	494
Stock-based compensation	(461)	1
True-ups	(588)	(981)
Unrealized tax benefits	318	(98)
Expired federal capital loss carryover	-	(941)
Others	196	(16)
Provision for income taxes	$(134)	$(121)

The individual components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2012	2011
Deferred tax assets:
Depreciation and amortization	$809	$1,000
Accrued, allowance and others	2,881	4,054
Capitalized research and development	28	167
Net operating losses	203,294	206,378
Tax credits	7,366	7,398
Unrealized losses on marketable securities	416	422
Total deferred tax assets	214,794	219,419
Less: valuation allowance	(214,794)	(219,419)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2012 and 2011, due to the uncertainty regarding their future realization. The total valuation allowance decreased $4,625,000 from December 31, 2011 to December 31, 2012.

As of December 31, 2012, we had federal and state net operating loss ("NOL") carryforwards of approximately $553,542,000 and $98,895,000,  subject to Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock based compensation for which a benefit would be recorded in additional paid-in capital when realized of $2,643,000 and $1,906,000 respectively.   Our federal net operating loss carryforwards expire in various years from 2018 through 2032, if not used. The state net operating loss carryforwards expire in various years from 2012 to 2032, if not used.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2012.  The Act reinstated the research and development credit retroactively to January 1, 2012.  As the date of enactment was in 2013, we did not claim any federal tax benefit for the 2012 federal research and development credit until 2013.  Due to the projected loss for the year with a full valuation allowance against its deferred tax assets, there is no tax impact for 2012. As of December 31, 2012, we had federal and state research and development credit carryforwards of approximately $5,413,000 and $5,076,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2018 through 2031, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 2012.

 We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2012 and 2011 were $2,273,000 and $2,609,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $163,000 and $288,000 as of December 31, 2012 and 2011, respectively. The decrease of unrecognized tax benefits during year 2012 was mainly due to the reversal of reserves resulting from statute of limitation expiration and the foreign tax audit settlement.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2012 is as follows:

Balance at January 1, 2012	$2,609
Additions based on tax provisions related to the current year	63
Additions for tax provisions of prior year	2
Settlements	(114)
Lapse of the statute of limitation	(287)
Balance at December 31, 2012	$2,273

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2012 and 2011, we recognized approximately $7,000 and $20,000, respectively, for interest and penalties.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years 1998 and forward remain open in several jurisdictions due to the NOL carryover from those tax years.

It is possible that the amount of our liability for unrecognized tax benefits may change within the next 12 months.  However, an estimate of the range of possible changes cannot be made at this time.

Note 6 - Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2012 and 2011, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. We rarely have litigation initiated against us by customers.  However, during the year ended 2010, we entered into a litigation settlement agreement with one customer that resulted in a non-cash credit redeemable for our products worth $300,000.  We recorded this credit as an operating expense and liability during year 2010.  Pursuant to the settlement agreement, any remaining unused credits shall expire after the second anniversary of the agreement. During year 2012, the credit expired, completely unused.  Consequently, we reversed the $300,000 operating expense and extinguished the liability from our Consolidated Balance Sheets as of December 31, 2012.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2012 and 2011. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2015. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2013	$890
2014	700
2015	318
2016	-
2017 and thereafter	-
Total minimum lease payments	$1,908

As of December 31, 2012 we do not have any estimated future facilities costs as a restructuring accrual.

Rent expense for the years ended December 31, 2012, and 2011 was $1,246,000 and $1,308,000, respectively.

Standby Letter of Credit Commitments

Commitments totaling $1.0 million as of December 31, 2011, in the form of standby letters of credit, were issued on our behalf from financial institutions, in favor of our various landlords to secure obligations under our facility leases.  We no longer have this commitments as of December 31, 2012 due the expiration of prior lease commitment.

 Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 7---Restructuring

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

The nature of the charges and credits in 2012 were as follows:

•

Facilities/excess assets – The net restructuring charge of $12,000 during year 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.

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

As of December 31, 2012, we have remaining lease obligations of approximately $1,908,000.  As of December 31, 2012, we no longer have any restructuring accruals or any future payments related to restructuring accrual.

The following table summarizes the activity related to the restructuring plans and accounted for in accordance with ASC 420-10 (in thousands):

		Amounts
	Accrued	Charged to		Accrued
	Restructuring	Restructuring	Amounts	Restructuring
	Costs,	Costs and	Paid or	Costs,
	Beginning	Other	Written Off	Ending
Year Ended December 31, 2012:
Lease cancellations and commitments	$450	$12	$(462)	$-

Year Ended December 31, 2011:
Lease cancellations and commitments	$534	$810	$(894)	$450

Note 8---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2012, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2012, we had reserved 395,935 common shares for future issuance upon the exercise of stock options.

Activity in our stock option plans is as follows (in thousands, except per share amount and years):

	Year Ended December 31, 2012
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of period	513	$20.01
Granted	62	$15.60
Exercised	(100)	$17.65		$1,771
Forfeited	(62)	$11.97
Expired	(47)	$70.00
Outstanding at end of period	366	$14.87	7.79	$17
Options exercisable at end of period	144	$21.38	6.25	$-
Options vested and expected to vest at end of period	308	$15.69	7.59	$11

The weighted-average fair market value per share of options granted under our stock option plans during fiscal 2012 and 2011 was  $10.37 and $6.42, respectively.

We granted 5,798 shares of restricted stock to the non-employee members of our Board of Directors in June 2012, and recorded a stock-based compensation expense of $50,000.  We granted 2,615 shares of restricted stock to the non-employee members of our Board of Directors in 2011, and recorded a stock-based compensation expense of $43,000. The restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2012, total unrecognized compensation cost related to unvested stock options was $1,500,000, which is expected to be recognized over the remaining weighted-average vesting periods of 1.41 years. During the year ended December 31, 2012 and 2011, we have received cash of $2,167,000 and $350,000, respectively from the exercise of stock options and employee stock purchases.

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

	Years Ended December 31,
	2012	2011
Software licenses	$5,160	$5,489
Consulting services	2,846	3,423
Maintenance	7,120	8,642
Total revenues	$15,126	$17,554

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2012	2011
Americas	$6,425	$6,820
Europe	5,383	6,283
Asia/Pacific	3,318	4,451
Total revenues	$15,126	$17,554

In 2012, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 56% in Asia Pacific in 2012.

The following represents property and equipment (long-lived assets) by geographic region (in thousands):

	December 31,
	2012	2011
Americas	$181	$43
Europe	6	7
Asia/Pacific	119	93
Total long-lived assets	$306	$143

Note 10---Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $6.6 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In 2012, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $152,000.  In 2011, we executed a renewal contract with the same customer with an associated value of $123,000.  We recognized $143,000 and $119,000 of license revenue for the fiscal year 2012 and 2011, respectively.

Note 11---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We accrued $105,000 for the year ended December 31, 2012, all of which has been funded as of January 31, 2013.

Note 12--Proceeds from Sale of Cost Method Investment

In August 2010, a third party acquired a company in which we held an equity stake and distributed $1.3 million to us in connection with the closing of the acquisition.  We had fully written off the investment to other expenses in 2002 due to an other-than-temporary decline in the fair market value at that time.  Additional sale proceeds were placed in an escrow account for up to two years, subject to certain contingencies.  In August 2012, we received an additional $0.8 million distribution from the escrow account, as a final distribution relating to this sale. We recorded these proceeds from this written off cost method investment as other income (expense), net on our Consolidated Statements of Comprehensive Loss.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2012.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2012 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2011 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Our management, including our Chief Executive Officer and Chief Financial Officer, has evaluated any changes in our internal control over financial reporting that occurred during the year ended December 31, 2012, and has concluded that there was no change during such year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2012 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in June 2013 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Ethics and Conduct", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2012 and 2011

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012 and 2011

Consolidated Statements of Cash Flows for the years ended December 31, 2012 and 2011

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 15th day of March 2013.

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

Signature	Title	Date

/s/ Pehong Chen		March 15, 2013
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Shin-Yuan Tzou
Shin-Yuan Tzou	Chief Financial Officer (Principal Financial and Accounting Officer)	March 15, 2013

/s/ Francois Stieger		March 15, 2013
Francois Stieger	Director

/s/ James D. Dixon		March 15, 2013
James D. Dixon	Director

/s/ Robert Lee		March 15, 2013
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2012	$109	$31	$-	$140
Year Ended December 31, 2011	$78	$31	$-	$109

  (1) Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2012

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(17)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(13)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(15)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(21)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)	Terms and Conditions, dated January 1, 1995, between the Company and IONA Technologies LTD.
10.7(5)	BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009.
10.8(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.9(4)(b)	Independent Software Vendor Agreement, effective January 1, 1998, between the Company and IONA Technologies, PLC, as amended.
10.10(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.11(9)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.12(9)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.13(10)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.14(10)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.15(11)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.16(19)	Agreement to Restructure Lease and To Assign Subleases, dated as of October 1, 2004, between VEF III Funding, LLC and the Company.
10.17(14)	Amendment No. 5 to IONA Independent Software Vendor Agreement, dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.18(12)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.19(16)	Sublease, dated as of December 21, 2006, between the Company and Dexterra, Inc.
10.20(18)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.21(21)	Amended & Restated 2006 Equity Incentive Plan, as amended (the "Amended & Restated Plan").
10.22(22)(a)	2009 Employee Profit Sharing Plan.
10.23(23)	Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan.
10.24(24)	Form of Option Grant Notice under the Amended and Restated Plan.
10.25(25)	Form of Stock Option Agreement under the Amended & Restated Plan.
10.26(26)	Sublease Termination and Release Agreement, dated June 10, 2009, by and between the Company and Dexterra, Inc.
10.27(27)	Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C.
101.INS	XBRL Instance
101.SCH	XBRLTaxonomy Extension Schema
101.CAL	XBRLTaxonomy Extension Calculation
101.LAB	XBRLTaxonomy Extension Labels
101.PRE	XBRLTaxonomy Extension Presentations
101.DEF	XBRLTaxonomy Extension Definition

21.1	Subsidiaries of the Company.
23.1	Consent of OUM & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Represents a management contract or compensatory plan or arrangement.
(b) Confidential treatment requested.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 29, 2007 (File No. 333-145764).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 2003 (File No. 333-109709).
(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001 (File No. 000-28252).
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 27, 2009.
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 6, 2008.
(7) Incorporated by reference to the Company's Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002 (File No. 000-28252).
(8) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on August 1, 2002 (File No. 333-97521).
(9) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-28252).
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 9, 2004 (File No. 000-28252).
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004 (File No. 000-28252).
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005 (File No. 000-28252).
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004 (File No. 000-28252).
(15) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 17, 2004 (File No. 333-121430).
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 10, 2007 (File No. 000-28252).
(17) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008.
(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2004 (File No. 000-28252).
(20) Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on June 9, 2006 (File No. 000-28252).
(21) Incorporated by reference to the Company's Proxy Statement filed on March 17, 2009.
(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2009.
(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-28252).
(24) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 6, 2006 (File No. 333-138461).
(25) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 8, 2009.
(26) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2009. (27) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2012.