Form 10-Q
period 2013-03-31
BROADVISION INC
filed 2013-05-10
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of April  30, 2013, the registrant had 4,701,464 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March  31, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2013	2012
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$27,855	$23,789
Short-term investments	23,555	28,492
Accounts receivable, net of reserves of $132 as of March 31, 2013 and $140 as of December 31, 2012	2,382	4,018
Prepaids and other	1,147	1,075
Total current asset	54,939	57,374
Property and equipment, net	282	306
Other assets	202	206
Total assets	$55,423	$57,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$867	$679
Accrued expenses	1,959	2,242
Unearned revenue	2,359	2,342
Deferred maintenance	3,495	3,779
Total current liabilities	8,680	9,042
Other non-current liabilities	968	1,187
Total liabilities	9,648	10,229
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,701 and 4,685 shares issued and outstanding as of March 31, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	1,265,728	1,265,505
Accumulated other comprehensive loss	(811)	(854)
Accumulated deficit	(1,219,142)	(1,216,994)
Total stockholders' equity	45,775	47,657
Total liabilities and stockholders' equity	$55,423	$57,886

* Derived from audited consolidated financial statements filed in the Company’s 2012 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Software licenses	$1,602	$1,399
Services	2,241	2,422
Total revenues	3,843	3,821
Cost of revenues:
Cost of software revenues	24	3
Cost of services	1,177	1,293
Total cost of revenues	1,201	1,296
Gross profit	2,642	2,525
Operating expenses:
Research and development	1,703	1,634
Sales and marketing	1,448	1,509
General and administrative	1,095	1,066
Restructuring charges	-	10
Total operating expenses	4,246	4,219
Operating loss	(1,604)	(1,694)
Interest income, net	59	135
Other (loss) income, net	(589)	196
Loss before (provision) benefit for income taxes	(2,134)	(1,363)
(Provision) benefit for income taxes	(14)	16
Net loss	$(2,148)	$(1,347)
Other comprehensive gain, net of tax:
Foreign currency translation adjustment	43	161
Comprehensive loss	$(2,105)	$(1,186)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.46)	$(0.29)
Shares used in computing:
Weighted average shares-basic and diluted	4,686	4,581

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(2,148)	$(1,347)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	33	27
Stock based compensation	110	121
Provision of receivable reserves	(7)	36
Restructuring charge	-	10
Gain on the sale of cost method investment	-	(42)
Changes in operating assets and liabilities:
Accounts receivable	1,644	905
Prepaids and other	(73)	(133)
Other non-current assets	4	2
Accounts payable and accrued expenses	(95)	(126)
Restructuring accrual	-	(224)
Unearned revenue and deferred maintenance	(267)	(334)
Other noncurrent liabilities	(218)	3
Net cash used for operating activities	(1,017)	(1,102)
Cash flows from investing activities:
Purchase of property and equipment	(9)	(41)
Proceeds received from cost method investments	-	42
Purchase of short-term investment	(3,631)	(18,582)
Maturities of short term investment	8,568	10,944
Net cash provided by (used for) investing activities	4,928	(7,637)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	106	92
Proceeds from exercise of common stock options, net	6	1,721
Net cash provided by financing activities	112	1,813
Effect of exchange rates on cash and cash equivalents	43	161
Net increase (decrease) in cash and cash equivalents	4,066	(6,765)
Cash and cash equivalents at beginning of period	23,789	45,405
Cash and cash equivalents at end of period	$27,855	$38,640

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three-month period ended March  31, 2013 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March  31, 2013 and 2012 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles ("U.S. GAAP"). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2012 Annual Report on Form 10-K filed with the SEC on March 15, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three months ended March  31, 2013 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to receivable reserves, stock-based compensation, investments, impairment assessments and income taxes, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions.

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March  31, 2013 and 2012 (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Cost of services	$15	$21
Research and development	20	36
Sales and marketing	56	33
General and administrative	19	31
	$110	$121

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method, and shares subject to repurchase, if any, using the as-if converted method. There were 363,000 and 57,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended March  31, 2013 and 2012, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2013	2012
Net Loss	$(2,148)	$(1,347)
Weighted-average common shares outstanding used to compute basic and diluted loss per share	4,686	4,581
Basic and diluted loss per share	$(0.46)	$(0.29)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other (loss) income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the three-month periods ended March  31, 2013, and 2012, translation gain was  $43,000 and  $161,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive gain, which primarily consists of foreign currency translation adjustments. Total comprehensive loss is presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss.

 Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2012	$(854)
Net Change during period	43
Balance, March 31, 2013	$(811)

Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update No. 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. We adopted this amendment and it has not resulted in changes to our financial statements disclosure.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Employee benefits	$875	$1,004
Commissions and bonuses	196	94
Sales and other taxes	147	295
Income tax and tax contingencies	200	199
Customer advances	9	36
Other	532	614
Total accrued expenses	$1,959	$2,242

 Other Non-Current Liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2013	2012
	(unaudited)
Deferred maintenance and unearned revenue	$366	$551
Other	602	636
Total other non-current liabilities	$968	$1,187

Note 3.  Fair Value of Financial Instruments

We measure assets and liabilities at fair value based on an exit price as defined by the FASB guidance on fair value measurements, which represents the amount that would be received on the sale of an asset or paid to transfer a liability, as the case may be, in an orderly transaction between market participants. As such, fair value may be based on assumptions that market participants would use in pricing an asset or liability. The authoritative guidance on fair value measurements establishes a consistent framework for measuring fair value on either a recurring or nonrecurring basis whereby inputs, used in valuation techniques, are assigned a hierarchical level. The following are the hierarchical levels of inputs to measure fair value:

•	Level 1 - Quoted prices in active markets for identical assets or liabilities;
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.;

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March  31, 2013 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$19,354	$19,354	$-	$-
Money market funds	8,501	8,501	-	-
Total cash and cash equivalents	$27,855	$27,855	$-	$-
Fixed income securities
Certificates of deposits	$17,669	$-	$17,669	$-
Corporate bonds - financial	4,930	-	4,930	-
Corporate bonds - industrial	956	-	956	-
Total fixed income securities	$23,555	$-	$23,555	$-

               Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.  During the three months ended March  31, 2013, approximately $4.9 million was transferred from the Level 2 to the Level 1 fair value measurement tier.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March  31, 2013 and December 31, 2012, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2013 and December 31, 2012, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March  31, 2013 or December 31, 2012. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

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

            A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands) as of March  31, 2013:

Operating
Years ending December 31,	Lease
2013	$679
2014	754
2015	382
2016	48
2017 and thereafter	-
Total minimum lease payments	$1,863

As of March 31, 2013 we do not have any estimated future facilities costs as a restructuring accrual.

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2013	2012
Software licenses	$1,602	$1,399
Consulting services	590	693
Maintenance	1,651	1,729
Total revenues	$3,843	$3,821

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2013	2012
Americas	$1,895	$1,645
Europe	1,100	1,380
Asia/Pacific	848	796
Total revenues	$3,843	$3,821

	March 31,	December 31,
Long-Lived Assets:	2013	2012
Americas	$162	$181
Europe	8	6
Asia/Pacific	112	119
Total Company	$282	$306

For the three-month period ended March 31, 2013, one of our customers accounted for 15% of our revenues. For the three-month period ended March  31, 2012,  none of our customers accounted for more than 10% of our revenues.

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

The following table summarizes the activity related to the restructuring plans (in thousands):

Amounts
	Accrued	charged to		Accrued
	restructuring	restructuring	Amounts	restructuring
	costs,	costs,	paid or	costs,
	beginning	and other	written off	ending
Three Months Ended March 31, 2012
Lease cancellations and commitments	$450	$10	$(224)	$236

Note 7. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $7.0 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In April 2012, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $152,000.  We recognized $38,000 of license revenue related to this contract for the first quarter of 2013.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2013 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as disclosed herein.

 Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Results of Operations

The following table sets forth certain items reflected in our Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated.

	Three Months Ended
	March 31,
	2013	2012
Revenues:
Software licenses	42%	37%
Services	58	63
Total revenues	100	100
Cost of revenues:
Cost of software revenues	1	-
Cost of services	31	34
Total cost of revenues	32	34
Gross profit	68	66
Operating expenses:
Research and development	44	43
Sales and marketing	38	39
General and administrative	29	28
Restructuring charges	-	-
Total operating expenses	111	110
Operating loss	(43)	(44)
Interest income, net	2	4
Other (loss) income, net	(15)	5
Loss before (provision) benefit for income taxes	(56)	(35)
(Provision) benefit for income taxes	-	-
Net loss	(56)%	(35)%

Revenues.     License revenue from the sales of software licenses for the three months ended March 31, 2013 was $1.6 million, up $0.2 million, or 14% from $1.4 million for the three months ended March 31, 2012. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March  31, 2013 was $1.7 million, remaining unchanged from the prior year.  Consulting revenue, which is generally related to services in connection with our licensed software for the three months ended March  31, 2013 was $0.6 million, down $0.1 million, or 14% from the three months ended March  31, 2012. We are investing heavily in our new product, Clearvale, while our older products mature.  We may not be able to generate substantial revenue from Clearvale, but if we are able to do so, it will take time for such new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended March  31, 2013 increased by $21,000 compared to the same period in the prior year. The increase was mainly due to the increase of the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.2 million for the three months ended March 31, 2013, down $0.1 million, or 7%, from $1.3 million for the three months ended March  31, 2012.

Research and development.    The research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at approximately $1.6 million for the three months ended March  31, 2013 and 2012.

Sales and marketing.    The sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged at $1.5 million for the three months ended March  31, 2013 and 2012.

General and administrative.   The general and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses remained unchanged at approximately $1.0 million for the three months ended March  31, 2013 and 2012.

Restructuring charges, net.   There is no restructuring charge for the three months ended March 31, 2013.  The net restructuring charge of $10,000 for the three months ended March  31, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $59,000 and $135,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March  31, 2013 and 2012, respectively.

Other (loss) income, net.   Other (loss) income, net during the three months ended March  31, 2013, was loss of $0.6 million compared to income of $0.2 million for the three months ended March 31, 2012. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

(Provision) benefit for income taxes.  The provision for income taxes was $14,000 for the three months ended March  31, 2013 compared to a benefit for income tax of $16,000 for the three months ended March  31, 2012. The provision for the three months ended March  31, 2013 primarily relates to foreign tax expenses.  For the three months ended March 31, 2012, we recorded a $39,000 benefit attributable to the reduction in uncertain tax liabilities associated with a tax settlement in Italy.  The tax benefit was offset by approximately $23,000 of tax charges for the first quarter of 2012.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of March  31, 2013, we had $51.4 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $52.3 million of cash and cash equivalents and short-term investments at December 31, 2012.

We continued to focus on expense control in the first quarter of 2013. Operating expenses for the first quarter of 2013 and 2012 remained unchanged as $4.2 million. For the three months ended March  31, 2013, net loss was $2.1 million, or ($0.46) per diluted share. This compares to net loss of $1.3 million, or ($0.29) per diluted share, for the three months ended March  31, 2012.

The following table represents our liquidity at March  31, 2013 and December 31, 2012 (dollars in thousands):

	March 31,	December 31,
	2013	2012

Cash and cash equivalents	$27,855	$23,789
Short-term investments	$23,555	$28,492
Working capital	$46,259	$48,332
Working capital ratio	6.33	6.35

Cash Used For Operating Activities

Cash used for operating activities was $1.0 million for the three months ended March  31, 2013, mainly attributable to a $1.6 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $1.1 million for the three months ended March  31, 2012, mainly attributable to a $1.6 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $4.9 million for the three months ended March  31, 2013.  Cash used for investing activities was $7.6 million for the three months ended March  31, 2012.   Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.1 million for the three months ended March  31, 2013, primarily from purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $1.8 million for the three months ended March  31, 2012 and primarily consisted of cash received in connection with employees' exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

During the first quarter of 2013, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring in the year 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2013 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March  31, 2013 and 2012. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March  31, 2013 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March  31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March  31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in Internet commerce, portal, social networking and enterprise software. Failure to be competitive could cause our revenue to decline. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

•	develop leading technologies;
•	enhance our existing products and services;
•	develop new products and services that address the increasingly sophisticated and varied needs of our prospective customers and;
•	respond to technological advances and emerging industry standards and practices on a timely and cost-effective basis.

We have a history of losses and our future profitability on a quarterly or annual basis is uncertain, which could have a harmful effect on our business and the value of BroadVision common stock.

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2013, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 175 at the end of 2012. On March 31, 2013, we had 175 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management's attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

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

We derive a significant portion of our revenue from our operations outside North America. For the quarter ended March 31, 2013, approximately 50% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 50% and 56% of our first three months of year 2013 and 2012 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 34% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of March  31, 2013. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March  31, 2013, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 35% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.81 per share to $56.46 per share between April 1, 2011 and March  31, 2013. The trading price of our common stock in fiscal year 2012 to date has ranged from $7.81 per share to $56.46 per share, which was a four year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at March  31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March  31, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the three months ended March  31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007. (File No. 000-28252)
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 10, 2013	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 10, 2013	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2013, formatted in XBRL (eXtensible Business Reporting Language); (i) Condensed Consolidated Balance Sheets at March 31, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007. (File No. 000-28252)
(3)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.