Form 10-Q
period 2013-06-30
BROADVISION INC
filed 2013-08-09
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July  31, 2013, the registrant had 4,716,267 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June  30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2013	2012
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$41,376	$23,789
Short-term investments	8,089	28,492
Accounts receivable, net of reserves of $133 and $140 as of June 30, 2013 and December 31, 2012, respectively	2,085	4,018
Prepaids and other	1,176	1,075
Total current assets	52,726	57,374
Property and equipment, net	287	306
Other assets	200	206
Total assets	$53,213	$57,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$565	$679
Accrued expenses	2,096	2,242
Unearned revenue	2,297	2,342
Deferred maintenance	2,483	3,779
Total current liabilities	7,441	9,042
Other non-current liabilities	928	1,187
Total liabilities	8,369	10,229
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,716 and 4,685 shares issued and outstanding as of June 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	1,265,972	1,265,505
Accumulated other comprehensive loss	(894)	(854)
Accumulated deficit	(1,220,234)	(1,216,994)
Total stockholders’ equity	44,844	47,657
Total liabilities and stockholders’ equity	$53,213	$57,886

* Derived from audited consolidated financial statements filed in the Company’s 2012 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Software licenses	$1,387	$1,152	$2,989	$2,551
Services	2,693	2,451	4,934	4,873
Total revenues	4,080	3,603	7,923	7,424
Cost of revenues:
Cost of software revenues	46	31	70	34
Cost of services	1,057	1,138	2,234	2,431
Total cost of revenues	1,103	1,169	2,304	2,465
Gross profit	2,977	2,434	5,619	4,959
Operating expenses:
Research and development	1,836	1,604	3,539	3,238
Sales and marketing	1,506	1,543	2,954	3,052
General and administrative	1,022	1,063	2,117	2,129
Restructuring charges	-	2	-	12
Total operating expenses	4,364	4,212	8,610	8,431
Operating loss	(1,387)	(1,778)	(2,991)	(3,472)
Interest income, net	42	92	101	227
Other income (loss), net	258	(761)	(331)	(565)
Loss before provision for income taxes	(1,087)	(2,447)	(3,221)	(3,810)
Provision for income taxes	(5)	(46)	(19)	(30)
Net loss	$(1,092)	$(2,493)	$(3,240)	$(3,840)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(83)	(105)	(40)	56
Comprehensive loss	$(1,175)	$(2,598)	$(3,280)	$(3,784)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.23)	$(0.54)	$(0.69)	$(0.83)
Shares used in computing:
Weighted average shares, basic and diluted	4,702	4,642	4,694	4,611

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(3,240)	$(3,840)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	68	49
Stock-based compensation	257	246
Provision of receivable reserves	(10)	86
Restructuring charge	-	12
Gain on the sale of cost method investments	-	(42)
Changes in operating assets and liabilities:
Accounts receivable	1,943	1,215
Prepaids and other	(101)	(239)
Other non-current assets	6	(74)
Accounts payable and accrued expenses	(259)	(122)
Restructuring accrual	-	(462)
Unearned revenue and deferred maintenance	(1,341)	(1,253)
Other noncurrent liabilities	(258)	160
Net cash used for operating activities	(2,935)	(4,264)
Cash flows from investing activities:
Purchase of property and equipment	(50)	(248)
Proceeds received from cost method investments	-	42
Purchase of short-term investments	(6,740)	(52,488)
Maturities of short-term investments	27,142	20,681
Net cash provided by (used for) investing activities	20,352	(32,013)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	204	197
Proceeds from exercise of common stock options, net	6	1,772
Net cash provided by financing activities	210	1,969
Effect of exchange rates on cash and cash equivalents	(40)	56
Net increase (decrease) in cash and cash equivalents	17,587	(34,252)
Cash and cash equivalents at beginning of period	23,789	45,405
Cash and cash equivalents at end of period	$41,376	$11,153

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six-month period ended June  30, 2013 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June  30, 2013 and June 30, 2012 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2012 Annual Report on Form 10-K filed with the SEC on March 15, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and six months ended June  30, 2013 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013 or any future interim period. The condensed consolidated financial statements include our accounts and our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June  30, 2013 and 2012 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Cost of services	$15	$21	$30	$41
Research and development	22	31	42	67
Sales and marketing	88	48	144	82
General and administrative	22	25	41	56
	$147	$125	$257	$246

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method, and shares subject to repurchase, if any. There were 358,000 and 123,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended June  30, 2013 and 2012, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. There were 360,000 and 100,000 potential common shares excluded from the determination of diluted net loss per share for the six months ended June 30, 2013 and 2012, respectively, as the effect of each share was anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Net Loss	$(1,092)	$(2,493)	$(3,240)	$(3,840)
Weighted-average common shares outstanding used to compute basic and diluted loss per share	4,702	4,642	4,694	4,611
Basic and diluted loss per share	$(0.23)	$(0.54)	$(0.69)	$(0.83)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operation.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (loss), net in the Condensed Consolidated Statements of Comprehensive Loss. For the six months ended June  30, 2013, and 2012, translation (loss) gain was ($40,000) and  $56,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2012	$(854)
Net Change during period	(40)
Balance, June 30, 2013	$(894)

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
	(unaudited)
Employee benefits	$852	$1,004
Commissions and bonuses	185	94
Sales and other taxes	197	295
Income tax and tax contingencies	216	199
Customer advances	9	36
Other	637	614
Total accrued expenses	$2,096	$2,242

 Other non-current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2013	2012
	(unaudited)
Deferred maintenance and unearned revenue	$344	$551
Other	584	636
Total other non-current liabilities	$928	$1,187

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of June  30, 2013 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$41,334	$41,334	$-	$-
Money market funds	42	42	-	-
Total cash and cash equivalents	$41,376	$41,376	$-	$-
Fixed income securities
Certificates of deposits	$1,045	$-	$1,045	$-
Corporate bonds - financial	5,725	-	5,725	-
Corporate bonds - industrial	1,319	-	1,319	-
Total fixed income securities	$8,089	$-	$8,089	$-

               Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June  30, 2013 and December 31, 2012, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of June  30, 2013 and December 31, 2012, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June  30, 2013 or December 31, 2012. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

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

            A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands) as of June  30, 2013:

Operating
Years ending December 31,	Lease
2013	$522
2014	888
2015	380
2016	46
2017 and thereafter	-
Total minimum lease payments	$1,836

As of June  30, 2013 we do not have any estimated future facilities costs as a restructuring accrual.

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Software licenses	$1,387	$1,152	$2,989	$2,551
Consulting services	934	715	1,524	1,408
Maintenance	1,759	1,736	3,410	3,465
Total revenues	$4,080	$3,603	$7,923	$7,424

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2013	2012	2013	2012
Americas	$1,781	$1,489	$3,676	$3,134
Europe	1,287	1,366	2,387	2,746
Asia/Pacific	1,012	748	1,860	1,544
Total revenues	$4,080	$3,603	$7,923	$7,424

	June 30,	December 31,
Long-Lived Assets:	2013	2012
Americas	$151	$181
Europe	8	6
Asia/Pacific	128	119
Total long-lived assets	$287	$306

For the three-month period ended June  30, 2013, one of our customers accounted for approximately $439,000 our revenues. For the six-month period ended June 30, 2013, none of our customers accounted for more than 10% of our revenues. For the three-month and six-month period ended June  30, 2012, none of our customers accounted for more than 10% of our revenues.

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

Note 7. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $7.4 million in BVOD (directly and through BVD and BVB) to date and expect to continue to make additional investments in BVOD of approximately $400,000 per quarter for the foreseeable future.

In April 2013, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $156,000.  We recognized $39,000 of license revenue related to this contract for the second quarter of 2013.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2013 compared to the disclosures in Part II, Item 8 of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as disclosed herein.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012
Revenues:
Software licenses	34%	32%	38%	34%
Services	66	68	62	66
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	1	1	1	-
Cost of services	26	31	28	33
Total cost of revenues	27	32	29	33
Gross profit	73	68	71	67
Operating expenses:
Research and development	45	45	45	44
Sales and marketing	37	43	37	41
General and administrative	25	30	27	29
Restructuring charges	-	-	-	-
Total operating expenses	107	118	109	114
Operating loss	(34)	(50)	(38)	(47)
Interest income, net	1	3	1	3
Other income (loss), net	6	(21)	(4)	(8)
Loss before provision for income taxes	(27)	(68)	(41)	(52)
Provision for income taxes	-	(1)	-	-
Net loss	(27)%	(69)%	(41)%	(52)%

Revenues.    License revenue from the sales of software licenses for the three months ended June 30, 2013 was $1.4 million, up $0.2 million, or 17% from $1.2 million for the three months ended June 30, 2012. License revenue from the sales of software licenses for the six months ended June 2013 was $3.0 million, up $0.4 million, or 15% from $2.6 million for the six months ended June 30, 2012. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended June 30, 2013 was $1.7 million, remaining unchanged from the prior year.  Maintenance revenue remained unchanged at $3.4 million for the six months ended June 30, 2013 and 2012.  Consulting revenue, which is generally related to services in connection with our licensed software for the three months ended June 30, 2013 was $0.9 million, up $0.2 million, or 29% from the three months ended June 30, 2012. Consulting revenue was $1.5 million for the six months ended June 30, 2013, up $0.1 million, or 7%, from $1.4 million for the six months ended June 30, 2012. We are investing heavily in our new social networking product while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended June 30, 2013 increased by $15,000 compared to the same period in the prior year. Cost of software licenses for the six months ended June 30, 2013 increased $36,000 compared to the same period in year 2012. The increase was mainly due to an increase in the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Our cost of services remained unchanged at $1.1 million for the three months ended June 30, 2013 and 2012. Cost of services was $2.2 million for the six months ended June 30, 2013, down $0.2 million, or 8%, from $2.4 million for the six months ended June 30, 2012.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses was $1.8 million for the three months ended June 30, 2013, up $0.2 million, or 13%, from $1.6 million for the three months ended June 30, 2012. Research and development expenses were $3.5 million for the six months ended June 30, 2013, up $0.3 million, or 9%, from $3.2 million for the six months ended June 30, 2012.  The increases in research and development costs for these periods were primarily attributable to increased costs associated with increasing the number of employees in our research and development function.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged at $1.5 million for the three months ended June 30, 2013 and 2012.  Sales and marketing expenses remained unchanged at $3.0 million for the six months ended June 30, 2013 and 2012.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses remained unchanged at approximately $1.0 million for the three months ended June 30, 2013 and 2012. Our general and administrative expenses remained unchanged at $2.1 million for the six months ended June 30, 2013 and 2012.

Restructuring charges, net.   There is no restructuring charge for the three and six months ended June 30, 2013.  The net restructuring charge of $12,000 for the six months ended June 30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $101,000 and $227,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the six months ended June 30, 2013 and 2012, respectively.

Other income (loss), net.   Other income (loss), net during the six months ended June 30, 2013, was a loss of $0.3 million compared to a loss of $0.6 million for the six months ended June 30, 2012. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $5,000 for the three months ended June 30, 2013 compared to a provision for income tax of $46,000 for the three months ended June 30, 2012. The provision for income taxes was $19,000 for the six months ended June 30, 2013, down $11,000 or 36%, from $30,000 for the six months ended June 30, 2012.  The provision for the six months ended June 30, 2013 and 2012 primarily relates to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of June  30, 2013, we had $49.5  million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $52.3 million of cash and cash equivalents and short-term investments at December 31, 2012.

We continued to focus on expense control in the second quarter of 2013. Operating expenses for the second quarter of 2013 and 2012 remained unchanged around $4.3 million. For the three months ended June  30,  2013,  net loss was $1.1 million, or ($0.23) per diluted share. This compares to net loss of $2.4 million, or ($0.54) per diluted share, for the three months ended June  30, 2012.

The following table represents our liquidity at June  30, 2013 and December 31, 2012 (dollars in thousands):

	June 30,	December 31,
	2013	2012

Cash and cash equivalents	$41,376	$23,789
Short-term investments	$8,089	$28,492
Working capital	$45,285	$48,332
Working capital ratio	7.08	6.35

Cash Used For Operating Activities

Cash used for operating activities was  $2.9 million for the six months ended June  30, 2013, mainly attributable to a $3.0 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $4.2 million for the six months ended June  30, 2012, mainly attributable to a $3.5 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Provided By (Used For) Investing Activities

Cash  provided by investing activities was $20.4 million for the six months ended June  30, 2013.  Cash used for investing activities was $32.0 million for the six months ended June  30, 2012.   Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.2 million for the  six months ended June  30, 2013, primarily from purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $1.9 million for the six months ended

June  30, 2012 and primarily consisted of cash received in connection with employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of June 30 2013, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring in the year 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2013 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June  30, 2013 and 2012. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of June  30, 2013 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June  30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June  30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Traditionally, we have offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The new Clear and Clearvale products, on the other hand, include Cloud-based offerings, where we provide hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  We have limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   We have limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale allows customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of June  30, 2013, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 175 at the end of 2012. On June 30, 2013, we had 165 employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management’s attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least June  30, 2014. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

•

Under our business model, we often rely on our systems integrators’ employees to perform implementations. If we fail to work together effectively, or if these parties perform poorly, our reputation may be harmed and deployment of our products may be delayed or inadequate.

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

We derive a significant portion of our revenue from our operations outside North America. For the six months ended June  30, 2013, approximately 54% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered “BroadVision”, “Clearvale”, “Interleaf” and “Interleaf Xtreme” as trademarks in the United States and in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

A total of 54% and 59% of our revenues for the first six months of each of 2013 and 2012, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 35% of our cash and cash equivalents, as well as some of our investments, are denominated in foreign currencies as of June 30, 2013. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of June  30, 2013, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 34% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from  $7.81 per share to $56.46 per share between July 1, 2011 and June  30, 2013. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

                    In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public’s perception of the prospects of Internet, enterprise social networking or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of BroadVision common stock. In the past, following declines in the market price of a company’s securities, securities class action litigation, such as the class action lawsuits filed against us and certain of our officers and directors in early 2001, has often been instituted against that company. Litigation could result in substantial costs and a diversion of management’s attention and resources.

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007. (File No. 000-28252)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 9, 2013	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: August 9, 2013	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007. (File No. 000-28252)
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008.
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008.