Form 10-Q
period 2013-09-30
BROADVISION INC
filed 2013-11-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2013

OR

o	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October  31, 2013, the registrant had 4,746,201 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September  30, 2013

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2013	2012
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$39,010	$23,789
Short-term investments	8,697	28,492
Accounts receivable, net of reserves of $159 and $140 as of September 30, 2013 and December 31, 2012, respectively	2,506	4,018
Prepaids and other	1,301	1,075
Total current assets	51,514	57,374
Property and equipment, net	259	306
Other assets	202	206
Total assets	$51,975	$57,886
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$580	$679
Accrued expenses	2,376	2,242
Unearned revenue	2,018	2,342
Deferred maintenance	1,757	3,779
Total current liabilities	6,731	9,042
Other non-current liabilities	884	1,187
Total liabilities	7,615	10,229
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,740 and 4,685 shares issued and outstanding as of September 30, 2013 and December 31, 2012, respectively	-	-
Additional paid-in capital	1,266,337	1,265,505
Accumulated other comprehensive loss	(895)	(854)
Accumulated deficit	(1,221,082)	(1,216,994)
Total stockholders’ equity	44,360	47,657
Total liabilities and stockholders’ equity	$51,975	$57,886

* Derived from audited consolidated financial statements filed in the Company’s 2012 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Software licenses	$1,312	$1,267	$4,301	$3,818
Services	2,652	2,361	7,586	7,234
Total revenues	3,964	3,628	11,887	11,052
Cost of revenues:
Cost of software revenues	55	39	125	73
Cost of services	1,225	1,157	3,459	3,588
Total cost of revenues	1,280	1,196	3,584	3,661
Gross profit	2,684	2,432	8,303	7,391
Operating expenses:
Research and development	1,779	1,558	5,318	4,796
Sales and marketing	1,316	1,264	4,270	4,316
General and administrative	920	908	3,037	3,037
Restructuring charges	-	-	-	12
Total operating expenses	4,015	3,730	12,625	12,161
Operating loss	(1,331)	(1,298)	(4,322)	(4,770)
Interest income, net	17	85	118	312
Other income, net	527	1,223	196	658
(Loss) income before provision for income taxes	(787)	10	(4,008)	(3,800)
Provision for income taxes	(61)	(76)	(80)	(106)
Net loss	$(848)	$(66)	$(4,088)	$(3,906)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(1)	54	(41)	110
Comprehensive loss	$(849)	$(12)	$(4,129)	$(3,796)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.87)	$(0.84)
Shares used in computing:
Weighted average shares, basic and diluted	4,720	4,657	4,703	4,627

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2013	2012
Cash flows from operating activities:
Net loss	$(4,088)	$(3,906)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	105	84
Stock-based compensation	444	477
Provision of receivable reserves	19	44
Restructuring charge	-	12
Gain on the sale of cost method investments	-	(827)
Changes in operating assets and liabilities:
Accounts receivable	1,493	1,907
Prepaids and other	(225)	70
Other non-current assets	3	(75)
Accounts payable and accrued expenses	36	(273)
Restructuring accrual	-	(462)
Unearned revenue and deferred maintenance	(2,347)	(2,393)
Other noncurrent liabilities	(302)	223
Net cash used for operating activities	(4,862)	(5,119)
Cash flows from investing activities:
Purchase of property and equipment	(58)	(268)
Proceeds received from cost method investments	-	827
Purchase of short-term investments	(10,658)	(55,562)
Maturities of short-term investments	30,453	29,684
Net cash provided by (used for) investing activities	19,737	(25,319)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	298	298
Proceeds from exercise of common stock options, net	89	1,772
Net cash provided by financing activities	387	2,070
Effect of exchange rates on cash and cash equivalents	(41)	110
Net increase (decrease) in cash and cash equivalents	15,221	(28,258)
Cash and cash equivalents at beginning of period	23,789	45,405
Cash and cash equivalents at end of period	$39,010	$17,147

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September  30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2013, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September  30, 2013 and September 30, 2012 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2012 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2012 Annual Report on Form 10-K filed with the SEC on March 15, 2013.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and nine months ended September  30, 2013 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2013 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September  30, 2013 and 2012 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Cost of services	$26	$35	$56	$77
Research and development	48	64	90	131
Sales and marketing	80	88	224	169
General and administrative	33	44	74	100
	$187	$231	$444	$477

Earnings Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding less shares subject to repurchase. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method, and shares subject to repurchase, if any. There were 371,000 and 396,000 potential common shares excluded from the determination of diluted net loss per share for the three months ended September  30, 2013 and 2012, respectively, as the effect of each share was anti-dilutive because the per-share strike price of the options under which these shares may be issued is higher than the average market price. There were 366,000 and 100,000 potential common shares excluded from the determination of diluted net loss per share for the nine months ended September 30, 2013 and 2012, respectively, as the effect of each share was anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Net Loss	$(848)	$(66)	$(4,088)	$(3,906)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,720	4,657	4,703	4,627
Basic and diluted net loss per share	$(0.18)	$(0.01)	$(0.87)	$(0.84)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the nine months ended September  30, 2013, and 2012, translation (loss) gain was ($41,000) and $110,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2012	$(854)
Net change during period	(41)
Balance, September 30, 2013	$(895)

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
	(unaudited)
Employee benefits	$835	$1,004
Commissions and bonuses	100	94
Sales and other taxes	185	295
Income tax and tax contingencies	187	199
Customer advances	95	36
Other	974	614
Total accrued expenses	$2,376	$2,242

 Other non-current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2013	2012
	(unaudited)
Deferred maintenance and unearned revenue	$319	$551
Other	565	636
Total other non-current liabilities	$884	$1,187

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September  30, 2013 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$38,146	$38,146	$-	$-
Money market funds	864	864	-	-
Total cash and cash equivalents	$39,010	$39,010	$-	$-
Fixed income securities
Corporate bonds - financial	$6,387	$-	$6,387	$-
Corporate bonds - industrial	2,310	-	2,310	-
Total fixed income securities	$8,697	$-	$8,697	$-

   Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September  30, 2013 and December 31, 2012, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September  30, 2013 and December 31, 2012, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September  30, 2013 or December 31, 2012. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

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

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands) as of September  30, 2013:

Operating
Years ending December 31,	Lease
2013	$265
2014	894
2015	380
2016	46
2017 and thereafter	-
Total minimum lease payments	$1,585

As of September  30, 2013 we do not have any estimated future facilities costs as a restructuring accrual.

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Software licenses	$1,312	$1,267	$4,301	$3,818
Consulting services	1,095	633	2,610	2,041
Maintenance	1,557	1,728	4,976	5,193
Total revenues	$3,964	$3,628	$11,887	$11,052

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues and long-lived assets is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2013	2012	2013	2012
Americas	$1,357	$1,610	$5,033	$4,744
Europe	1,036	1,259	3,423	4,005
Asia/Pacific	1,571	759	3,431	2,303
Total revenues	$3,964	$3,628	$11,887	$11,052

	September 30,	December 31,
Long-Lived Assets:	2013	2012
Americas	$133	$181
Europe	8	6
Asia/Pacific	118	119
Total long-lived assets	$259	$306

For the three-month period ended September  30, 2013, one of our customers accounted for approximately $413,000 our revenues. For the nine-month period ended September 30, 2013, none of our customers accounted for more than 10% of our revenues. For the three-month and nine-month periods ended September  30, 2012, none of our customers accounted for more than 10% of our revenues.

Note 6. Restructuring Charges

The net restructuring charge of $12,000 for the nine-month period ended September  30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.  Our lease for this vacant office space in Redwood City expired in June of 2012.  As of June 30, 2012, we no longer had any restructuring accruals or any future payments related to restructuring accrual.

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

In April 2013, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $156,000.  We recognized $39,000 of license revenue related to this contract for the third quarter of 2013.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2013 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2012, other than as disclosed herein.

 Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated.

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012
Revenues:
Software licenses	33%	35%	36%	35%
Services	67	65	64	65
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	1	1	1	1
Cost of services	31	32	29	32
Total cost of revenues	32	33	30	33
Gross profit	68	67	70	67
Operating expenses:
Research and development	45	43	45	43
Sales and marketing	33	35	36	39
General and administrative	23	25	26	27
Restructuring charges	-	-	-	-
Total operating expenses	101	103	107	109
Operating loss	(33)	(36)	(37)	(42)
Interest income, net	-	2	1	3
Other income (loss), net	13	34	2	6
Loss before provision for income taxes	(20)	-	(34)	(33)
Provision for income taxes	(1)	(2)	(1)	(1)
Net loss	(21)%	(2)%	(35)%	(34)%

Revenues.    License revenue remained unchanged at $1.3 million for each of the three months ended September 30, 2013 and 2012. License revenue from the sales of software licenses for the nine months ended September 2013 was $4.3 million, up $0.5 million, or 13% from $3.8 million for the nine months ended September 30, 2012. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended September 30, 2013 was $1.6 million, down $0.1 million, or 6% from $1.7 million for the three months ended September 30, 2012.    Maintenance revenue for the nine months ended September 30, 2013 was $5.0 million, down $0.2 million, or 4% from $5.2 million for the nine months ended September 30, 2012. Consulting revenue, which is generally related to services in connection with our licensed software for the three months ended September 30, 2013 was $1.1 million, up $0.5 million, or 83% from the three months ended September 30, 2012. Consulting revenue was $2.6 million for the nine months ended September 30, 2013, up $0.6 million, or 30%, from $2.0 million for the nine months ended September 30, 2012. We are investing heavily in our new social networking product while our older products mature.  It will take time for the new product revenue to ramp up.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended September 30, 2013 increased by $16,000 compared to the same period in the prior year. Cost of software licenses for the nine months ended September 30, 2013 increased $52,000 compared to the same period in year 2012. The increase was primarily due to an increase in the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Our cost of services remained unchanged at $1.2 million for the three months ended September 30, 2013 and 2012. Cost of services was $3.5 million for the nine months ended September 30, 2013, down $0.1 million, or 3%, from $3.6 million for the nine months ended September 30, 2012.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.8 million for the three months ended September 30, 2013, up $0.2 million, or 13%, from $1.6 million for the three months ended September 30, 2012. Research and development expenses were $5.3 million for the nine months ended September 30, 2013, up $0.5 million, or 10%, from $4.8 million for the nine months ended September 30, 2012.  The higher costs in research and development for these periods were primarily attributable to the increase in product enhancements and new product development.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged at $1.3 million for the three months ended September 30, 2013 and 2012.  During the third quarter of 2012, we reversed a $0.3 million litigation expense accrual, a non-cash credit redeemable for our software products, as reported in our Quarterly Report on Form 10-Q for the quarter ended September 30, 2010. This credit expired, unused, during the third quarter of 2012. Sales and marketing expenses remained unchanged at $4.3 million for each of the nine month periods ended September 30, 2013 and 2012.  Excluding the $0.3 million reversal in year 2012, sales and marketing expenses during the nine months period ended September 30, 2013 decreased mainly due to lower costs associated with fewer employees working in the sales and marketing function.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses remained unchanged at approximately $0.9 million for each of the three month periods ended September 30, 2013 and 2012. Our general and administrative expenses remained unchanged at approximately $3.0 million for each of the nine month periods ended September 30, 2013 and 2012.

Restructuring charges, net.   There were no restructuring charge for the three and nine months periods ended September 30, 2013.  The net restructuring charge of $12,000 for the nine months ended September 30, 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $118,000 and $312,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September 30, 2013 and 2012, respectively.

Other income, net.   Other income, net during the nine months ended September 30, 2013, was an income of $0.2 million compared to an income of $0.6 million for the nine months ended September 30, 2012. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $61,000 for the three months ended September 30, 2013 compared to a provision for income tax of $76,000 for the three months ended September 30, 2012. The provision for income taxes was $80,000 for the nine months ended September 30, 2013, down $26,000 or 25%, from $106,000 for the nine months ended September 30, 2012.  The provision for the nine months ended September 30, 2013 and 2012 primarily relates to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of September  30, 2013, we had $47.7 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $52.3 million of cash and cash equivalents and short-term investments at December 31, 2012.

We continued to focus on expense control in the third quarter of 2013.  Operating expenses for the third quarter of 2013 and 2012 were $4.0 million and $3.7 million, respectively. For the three months ended September  30, 2013, net loss was $0.8 million, or ($0.18) per share. This compares to net loss of $66,000, or ($0.01) per share, for the three months ended September  30, 2012.

The following table represents our liquidity at September  30, 2013 and December 31, 2012 (dollars in thousands):

	September 30,	December 31,
	2013	2012

Cash and cash equivalents	$39,010	$23,789
Short-term investments	$8,697	$28,492
Working capital	$44,783	$48,332
Working capital ratio	7.65	6.35

Cash Used For Operating Activities

Cash used for operating activities was  $4.9 million for the  nine months ended September  30, 2013, mainly attributable to a $4.3 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $5.1 million for the nine months ended September  30, 2012, mainly attributable to a $4.7 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $19.7 million for the nine months ended September  30, 2013.  Cash used for investing activities was $25.3 million for the nine months ended September  30, 2012.   Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.4 million for the  nine months ended September  30, 2013, primarily from purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $2.0 million for the nine months ended September  30, 2012 and primarily consisted of cash received in connection with employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of September 30 2013, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring in the year 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2013 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September  30, 2013 and 2012. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September  30, 2013 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September  30, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September  30, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September  30, 2013, we had an accumulated deficit of approximately $1.2 billion.

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

We have substantially expanded and subsequently contracted our business and operations since our inception in 1993. We grew from 652 employees at the end of 1999 to 2,412 employees at the end of 2000 and then reduced our numbers to 175 at the end of 2012. On September 30, 2013, we had 177  employees. As a consequence of our employee base growing and then contracting so rapidly, we entered into significant contracts for facilities space for which we ultimately determined we did not have a future use. We announced during the third and fourth quarters of 2004 that we had agreed with the landlords of various facilities to renegotiate future lease commitments, extinguishing a total of approximately $155 million of future obligations. The management of the expansion and later reduction of our operations has taken a considerable amount of our management’s attention during the past several years. As we manage our business to introduce and support new products, we will need to continue to monitor our workforce and make appropriate changes as necessary. If we are unable to support past changes and implement future changes effectively, we may have to divert additional resources away from executing our business plan and toward internal administration. If our expenses significantly outpace our revenues, we may have to make additional changes to our management systems and our business plan may not succeed.

We may face liquidity challenges and need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least September  30, 2014. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. For the nine months ended September  30, 2013, approximately 57% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 57% of our revenues for the first nine months of each of 2013 and 2012, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 36% of our cash and cash equivalents, as well as some of our investments, are denominated in foreign currencies as of September 30, 2013. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of September  30, 2013, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 34% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.81 per share to $56.46 per share between October 1, 2011 and September  30, 2013. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008(File No. 000-28252).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008 (File No. 000-28252).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: Novermber 8, 2013	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 8, 2013	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	References are hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2013, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2013 and December 31, 2012, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2013 and 2012, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2013 and 2012, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008 (File No. 000-28252).