Form 10-K
period 2013-12-31
BROADVISION INC
filed 2014-03-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2013
OR
 TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
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

Yes  No ☑

    Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.

Yes  No ☑

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☑ No 

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☑ No 

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

Large accelerated filer  Accelerated filer   Non-accelerated filer  Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes  No ☑

                As of June 28, 2013, based on the closing sales price as quoted by the NASDAQ, 3,053,741 shares of Common Stock, having an aggregate market value of approximately $26,414,860 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28, 2014, the registrant had 4,778,009 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in June 2014 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2013

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, Clearvale and Interleaf are our registered trademarks in the United States and/or other countries.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

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

2

PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and Enterprise Social Networks (ESN) for communication and collaboration.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2013, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations. There was an unusually large amount of trading activity and price movement in our stock in fiscal year 2012 and on March 6, 2012 the high price of our common stock reached a four year high of $56.46 per share. We are not aware of any corporate developments that we believe would explain this unusual activity.

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

Industry Background

E-business has become an integral part of work life and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving their business online.  By providing a way for enterprises to quickly assemble and deploy cloud-based solutions that tap into their resources, organizations can dramatically reduce the cost and improve the quality of interactions between employees, customers and business partners. A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing a self-service model, including online shopping, call center operations, and customer communities. In addition to accelerating the response time for the consumer, e-business applications also enable organizations to collect valuable market research data about their customers.

Building on the solid foundation of Broadvision’s personalization and transaction management capabilities, Broadvision has introduced the Clearvale family of Enterprise Social Networking solutions to include engagement of partners, suppliers and customers through mobile and social technologies in order to meet our customers’ needs.  Clearvale ESN was launched in 2009.

Software Products

Our primary product offerings are software solutions. We also offer a toolkit, framework and library for extending our solutions. Our offerings have the following characteristics and advantages:

•	Track record -- Experience from over 1,000 implementations and 20 years of experience.
•	Agility, extensibility and configurability -- Integrated tools for rapidly creating e-business applications with modular out-of-the-box capabilities and custom development.
•	Scalability -- Advanced load balancing and multi-layered caching for high concurrent users and transactions.
•	Personalization -- Session and event-based observations for dynamic and targeted navigation.
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

Customers

For the year ended December 31, 2013 and 2012, no customer accounted for more than 10% of our total revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2013, our direct sales organization included 23 sales representatives, managers and sales support personnel.

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

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2013, approximately 60% of our revenues were derived from international sales. In the twelve months ended December 31, 2012, approximately 58% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2013,  6  employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998 and expiring in August 2015, on elements of the BroadVision Enterprise product, which covers e-commerce operations common in today's web business. In February 2014, a U.S. patent, issued in November 1996, on the elements of the extensible electronic document processing system for creating new classes of active documents, that we acquired as part of the Interleaf acquisition, expired. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale" and "Interleaf" as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

As a matter of our company policy, we enter into confidentiality and assignment agreements with our employees, consultants, partners and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property.

Research and Development

As of December 31, 2013, we had 105 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products.   Research and development expenses are expensed as incurred.  Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $7.1 million for the year ended December 31, 2013 and $6.4 million for the year ended December 31, 2012.

Employees

As of December 31, 2013, we employed a total of 186 full-time employees, of whom 67 are based in North America, 20 in Europe and 99 in Asia. Of these full-time employees, 29 are in sales and marketing, 105  are in product development, 24 are in global services and client support, and 28 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

                   Our executive officers and their ages and positions as of December 31, 2013 are in the table below.

5
Name	Age	Position
Pehong Chen	56	Chairman, President and Chief Executive Officer
Shin-Yuan Tzou	56	Chief Financial Officer

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

We generate a large portion of our revenue from legacy products, including Business Agility Suite, Commerce Agility Suite and QuickSilver. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenue in the foreseeable future. Our future financial performance will depend on our ability to sustain our legacy business. If we fail to deliver the product enhancements that customers want, or if competitors overtake our legacy customers, demand for our legacy products and services, and our revenue, may decline.

We have recently introduced new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

We recently entered into the business of Enterprise Social Networking, with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale,  by adding new functions and editions.  We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  To date our Clearvale and BroadVision 9 offerings only contributed to a minor portion of our revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

We have recently introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The new Clear and Clearvale products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  Our SaaS operations rely upon a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by cloud computing service providers. Currently, our worldwide cloud service providers include Amazon Web Services. Any disruption of or interference with our use of cloud computing services would impact our operations and our business would be adversely impacted. BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale allows customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2013, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least December 31, 2014. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2013, approximately 60% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale" and "Interleaf" as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

As a matter of our company policy, we enter into confidentiality and assignment agreements with our employees, consultants, partners and vendors. We also control access to and distribution of our software, documents and other proprietary information. Notwithstanding these precautions, it may be possible for an unauthorized third party to copy or otherwise obtain and use our software or other proprietary information or to develop similar software independently. Policing unauthorized use of our products will be difficult, particularly because the global nature of the Internet makes it difficult to control the ultimate destination or security of software and other transmitted data. The laws of other countries may afford us little or no effective protection of our intellectual property.

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

We do not have adequate back-up and redundant systems for both customer-used service and internal IT. A disaster could severely harm our business because our service and operation could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which reside on or near known earthquake fault zones. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. We also have significantly reduced our workforce since 2000, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

We are subject to foreign currency exchange risk.

A total of 60% and 58% of our fiscal year 2013 and 2012 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 37% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of December 31, 2013. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2013, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 35% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $7.81 per share to $56.46 per share between January 1, 2012 and December 31, 2013, which was a five year high trading price for our stock. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 2. PROPERTIES

As of December 31, 2013, we leased approximately 33,905 square feet of office space, consisting of

•

Our headquarters of 16,399 square feet at Pacific Shores Center in Redwood City, California, used for research and development, technical support, sales, marketing, consulting, training and administration;

•	Beijing, China office of 11,388 square feet used primarily for research and development, sales, marketing and customer services; and
•	Small regional offices used primarily for sales, marketing and customer services in Waltham, MA; Paris, France; Milan, Italy; Tokyo, Japan; Taipei, Taiwan; and Bangalore, India.

All of our leased office spaces were fully occupied as of December 31, 2013.  We occupied all of our leased office space as of December 31, 2013.  We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business.

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

	High	Low
Fiscal Year 2013
First Quarter	$11.89	$8.10
Second Quarter	10.22	8.20
Third Quarter	11.20	8.51
Fourth Quarter	10.85	9.25
Fiscal Year 2012
First Quarter	56.46	$10.50
Second Quarter	32.35	9.51
Third Quarter	11.96	7.81
Fourth Quarter	10.46	7.86

 As of February 28, 2014, there were 181  holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 13, 2014, the last sale price reported on the NASDAQ Global Market for BroadVision common stock was $12.18 per share. There was an unusually large amount of trading activity and price movement in our stock in fiscal year 2012 and on March 6, 2012 the high price of our common stock reached a four year high of $56.46 per share.  We are not aware of any corporate developments that we believe would explain this unusual activity.

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

Overview

          Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and Enterprise Social Networks (ESN).  Most recently, we have added mobile and cloud capabilities to our platforms to enable our customers for rapid deployment of robust, secure, and scalable solutions.

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise social networking solution such as our cloud-based Clearvale ESN product.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, the new enterprise social network solutions will enhance the communication and collaboration capabilities of organizations across their customers, partners and employees to improve productivity and efficiency.

We generate revenue from fees for licenses of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; (2) the number of CPUs utilized by the machines on which the product is installed; or (3) usage of Cloud or SaaS (Software-as-a-Service), a software model in which vendors host software that customers access remotely. Payment terms are generally 30 to 60 days from the date the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

We generated net income in years 2007 and 2009; and net loss in years 2008, 2010, 2011, 2012 and 2013. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations in 2013 faced two  challenges: maturity of our major revenue-generating legacy products, and ramping up of our new Clearvale ESN products.  We continued to invest heavily in Clearvale, while also countinuing our legacy base.  Clearvale revenue grew from 2012 to 2013.  Legacy business declined from 2012 to 2013, mainly in maintenance revenue. Total 2013 revenues of $15.6 million were flat compared to total 2012 revenues of $15.1 million, with the increase in Clearvale business roughly offsetting the decline in legacy business. We strive to anticipate changes in the demand for our services, and manage our costs appropriately.

Obligations to Related Parties

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $8.6 million in BVOD (directly and through BVD and BVB) to date.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and expected impacts on the results of operations and financial condition, which is incorporated herein by reference.

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

Our revenue recognition policies comply with Accounting Standards Codification ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin SAB 104, Revenue Recognition. In October 2009, the Financial Accounting Standard Board  (FASB) amended the accounting standards in Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25) ("ASU 2009-13") for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method. We adopted ASU 2009-13 at the beginning of the first quarter of fiscal 2011. The application of these new accounting standards did not have a material impact on total net revenues for fiscal year 2011.

 We recognize revenue when all four of the following revenue recognition criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	We have delivered the product or performed the service;
•	The fee is fixed or determinable; and
•	Collection is probable.

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

Receivable Reserves

              Occasionally, our customers experience financial difficulty after we recognize the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2013, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write it off against the receivable reserve.

Research and Development and Software Development Costs

ASC 985-20, Costs of Software to be Sold, Leased, or Marketed ("ASC 985-20"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us between the completion of the working model and the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expenses in the period incurred.

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

Stock-Based Compensation

We account for share-based payment arrangement in accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), using the modified-prospective transition method. Under ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award.

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

Restructuring

We did not have material restructuring expenses in this reporting period ($12,000 in 2012 for excess facility, and none in 2013).

Statements of Comprehensive Loss as a Percentage of Total Revenues

The following table sets forth certain items reflected in our Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated.

	Years Ended December 31,
	2013	2012
Revenues:
Software licenses	37%	34%
Services	63	66
Total revenues	100	100
Cost of revenues:
Cost of software revenues	1	1
Cost of services	30	32
Total cost of revenues	31	33
Gross profit	69	67
Operating expenses:
Research and development	45	43
Sales and marketing	36	39
General and administrative	25	26
Restructuring charges	-	-
Total operating expenses	106	108
Operating loss	(37)	(41)
Other income, net	3	9
Loss before income taxes	(34)	(32)
Provision for income taxes	(1)	(1)
Net loss	(35)%	(33)%

Results of Operations

Revenues.     License revenue from the sales of software licenses for the year ended December 31, 2013 was $5.7 million, up $0.5 million, or 10% from $5.2 million for the year ended December 31, 2012. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2013 was $6.3 million, down $0.8million, or 11% from  $7.1million for the year ended December 31, 2012.  Consulting revenue, which is generally related to services in connection with our licensed software, for the year ended 2013 was $3.6 million, up $0.8 million, or 29% from  $2.8 million for the year ended December 31, 2012. Total 2013 revenues of $15.6 million were flat as compared to total 2012 revenues of $15.1 million, with the increase in Clearvale business roughly offsetting the decline in legacy business.

Cost of software licenses.    Cost of software licenses includes the net costs of our Cloud hosting operation, product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses for the year ended December 31, 2013 was $183,000, up $37,000, from $146,000 for the year ended December 31, 2012. The increase was mainly due to the increase of the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2013  was $4.7 million, down $0.2 million, or 4% from $4.9 million for the year ended December 31, 2012.

 Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended December 31, 2013 were $7.1 million, up $0.7 million, or 11% from $6.4 million for the year ended December 31, 2012.  Our increase in research and development expenses in 2013 was mainly attributable to the headcount increase and contractor expenses related to our new Clearvale products.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2013 were $5.6 million, down $0.3 million, or 5% from $5.9 million for the year ended December 31, 2012.  During fiscal year 2012, we reversed a $0.3 million litigation expense accrual and a non-cash credit redeemable for our software products. The credit expired, unused, during fiscal year 2012.  Sales and marketing expenses in 2013 decreased  due to the reduction of employee related costs.

General and administrative.    General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the years ended December 31, 2013 and 2012 were approximately $4.0 million.

Restructuring charges.   Restructuring charges include charges for excess facilities and were recorded under the provisions of ASC 420-10.  During 2012, our net restructuring charge of $12,000 pertained to operating expenses paid in excess of the initial estimated accrual for our vacant office space in Redwood City.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $135,000 in interest income for the year ended December 31, 2013 from our cash and cash equivalents as well as short-term investment balances in 2013, down $257,000, or 65%, from $392,000 in interest income for the year ended December 31, 2012.  This decrease was due to the lower interest rates of our investments in 2013 as compared to 2012.

    Other income, net.   Other income, net was $342,000 for the year ended December 31, 2013,  down  $523,000 from $865,000 for the year ended December 31, 2012. In 2012, other income, net included a return of capital of $785,000 from a cost method investment written off in 2002 and the remaining amounts primarily due to an unrealized gain from currency rate fluctuations on our Euro cash and short-term investments. In 2013, other income, net was primarily a result of unrealized currency rate fluctuations on our Euro assets.

    Provision for income taxes.   We recorded income tax expenses of $122,000 and $134,000 for the years ended December 31, 2013 and 2012, respectively. The tax expenses for 2013 and 2012  were primarily due to the foreign provision and the foreign withholding tax for the tax years.

Liquidity and Capital Resources

Background and Overview

At December 31, 2013, our current assets exceeded our current liabilities by approximately $43.8 million. Our management believes that our cash and cash equivalents and short-term investments as of December 31, 2013 will be sufficient to fund operations through at least December 31, 2014.

As of December 31, 2013, we had $36.9 million of cash and $9.5 million of short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances at December 31, 2013 declined by $5.9 million compared to December 31, 2012 levels.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statement of Cash Flow during year 2013.

We anticipate that our existing cash and cash equivalents and short-term investments will continue to be used primarily to fund our operating activities.

The following table represents our liquidity indicators at December 31, 2013 and 2012 (dollars in thousands):

	December 31,
	2013	2012
Cash and cash equivalents	$36,865	$23,789

Short-term investments	$9,535	$28,492
Working capital	$43,754	$48,332
Working capital ratio	6.90	6.35

Cash Used for Operating Activities

Cash used for operating activities was $6.3 million for fiscal year 2013.  Net cash used by operating activities in this period consisted primarily of a $5.7 million operating loss, and changes in operating assets and liabilities offset by noncash items during fiscal year 2013.

Cash used for operating activities was $5.0 million for fiscal year 2012. Net cash used for operating activities in this period consisted primarily of a $6.2 million operating loss, offset by adjustments resulting from the reclassification of $1.0 million of restricted cash to cash during fiscal year 2012.

Cash Provided By(Used For) Investing Activities

 Cash provided by investing activities in fiscal year 2013 was $18.9 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit. Cash used for investing activities in fiscal 2012 was $18.9 million, primarily as a result of maturity of short-term investments of $42.7 million offset by purchases of short-term investments in the amount of $62.2 million and a return of capital of $827,000 from a cost method investment written off in 2002.

Cash Provided By Financing Activities

Cash provided by financing activities was $484,000 in fiscal year 2013, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options..  Cash provided by financing activities was $2.2 million in fiscal 2012, primarily attributable to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2013, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our consolidated balance sheets as of December 31, 2013 and 2012.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2016. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2013, total future minimum lease payments are $1.3 million under non-cancelable operating lease agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. as of December 31, 2013 and 2012 and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2013. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements and schedule.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. as of December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ OUM & Co. LLP

San Francisco, California

March 14, 2014

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$36,865	$23,789
Short-term investments	9,535	28,492
Accounts receivable, net of reserves of $216 and $140 as of December 31, 2013 and 2012, respectively	3,533	4,018
Prepaids and other	1,238	1,075
Total current asset	51,171	57,374
Property and equipment, net	242	306
Other assets	196	206
Total assets	$51,609	$57,886
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$503	$679
Accrued expenses	2,425	2,242
Unearned revenue	2,507	2,342
Deferred maintenance	1,982	3,779
Total current liabilities	7,417	9,042
Other non-current liabilities	778	1,187
Total liabilities	8,195	10,229
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,754 and 4,685 shares issued and outstanding as of December 31, 2013 and 2012, respectively	-	-
Additional paid-in capital	1,266,686	1,265,505
Accumulated other comprehensive loss	(856)	(854)
Accumulated deficit	(1,222,416)	(1,216,994)
Total stockholders' equity	43,414	47,657
Total liabilities and stockholders' equity	$51,609	$57,886

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2013	2012
Revenues:
Software licenses	$5,744	$5,160
Services	9,855	9,966
Total revenues	15,599	15,126
Cost of revenues:
Cost of software revenues	183	146
Cost of services	4,658	4,856
Total cost of revenues	4,841	5,002
Gross profit	10,758	10,124
Operating expenses:
Research and development	7,067	6,445
Sales and marketing	5,617	5,861
General and administrative	3,851	3,981
Restructuring charges	-	12
Total operating expenses	16,535	16,299
Operating loss	(5,777)	(6,175)
Other income:
Interest income, net	135	392
Other income, net	342	865
Total other income	477	1,257
Loss before income taxes	(5,300)	(4,918)
Provision for income taxes	(122)	(134)
Net loss	(5,422)	(5,052)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(2)	160
Comprehensive loss	$(5,424)	$(4,892)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(1.15)	$(1.09)
Shares used in computing:
Weighted average shares-basic and diluted	4,713	4,638

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2011	4,529	$-	$1,262,726	$(1,014)	$(1,211,942)	$49,770
Net loss					(5,052)	(5,052)
Other comprehensive (loss) income				160		160
Stock-based compensation		-	612			612
Issuance of common stock from restricted stock awards	4	-	-			-
Issuance of common stock under employee stock purchase plan	52	-	395			395
Issuance of common stock from exercise of options	100	-	1,772			1,772
Balances as of December 31, 2012	4,685	$-	$1,265,505	$(854)	$(1,216,994)	$47,657
Net loss		-			(5,422)	(5,422)
Other comprehensive (loss) income				(2)		(2)
Stock-based compensation			697			697
Issuance of common stock from restricted stock awards	6	-	-			-
Issuance of common stock under employee stock purchase plan	52	-	382			382
Issuance of common stock from exercise of options	11	-	102			102
Balances as of December 31, 2013	4,754	$-	$1,266,686	$(856)	$(1,222,416)	$43,414

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2013	2012
Cash flows from operating activities:
Net loss	$(5,422)	$(5,052)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	134	117
Stock-based compensation	697	612
Proceeds received from cost method investments	-	(827)
Restructuring charge	-	12
Other	81	58
Changes in operating assets and liabilities:
Accounts receivable	405	24
Prepaids and other	(163)	1,127
Other non-current assets	9	(62)
Accounts payable and accrued expenses	9	(7)
Restructuring accrual	-	(462)
Unearned revenue and deferred maintenance	(1,633)	(797)
Other noncurrent liabilities	(409)	251
Net cash used for operating activities	(6,292)	(5,006)
Cash flows from investing activities:
Purchase of property and equipment	(70)	(281)
Proceeds received from cost method investments	-	827
Purchase of short-term investment	(12,547)	(62,209)
Maturities of short-term investment	31,503	42,726
Net cash provided by (used for) investing activities	18,886	(18,937)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	382	395
Proceeds from exercise of common stock options, net	102	1,772
Net cash provided by financing activities	484	2,167
Effect of exchange rates on cash and cash equivalents	(2)	160
Net increase (decrease) in cash and cash equivalents	13,076	(21,616)
Cash and cash equivalents at beginning of year	23,789	45,405
Cash and cash equivalents at end of year	$36,865	$23,789

Supplemental Cash flows disclosures:
Cash paid for income taxes	$31	$16

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

 We recognize revenue when all four of the following revenue recognition criteria have been met:

•	Persuasive evidence of an arrangement exists;
•	We have delivered the product or performed the service;
•	The fee is fixed or determinable; and
•	Collection is probable.

 We qualify the second of the above listed criteria differently for different types of revenues, as follows.

Software License Revenue, Non-Subscription and Non-Hosted Products

Delivery of non-subscription and non-hosted software products is considered to have occurred when title to the physical media and risk of loss have been transferred to the customer, which generally occurs when media containing the licensed programs is provided to a common carrier. In case of electronic delivery, delivery occurs when the customer is given access to the licensed programs. For products that cannot be used without a licensing key, the delivery requirement is met when the licensing key is made available to the customer.  We do not grant a right of return for non-subscription or non-hosted software products.  We recognize revenue upon delivery of our software.

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

Cash and Cash Equivalents, and Short-term Investments

We consider all debt with remaining maturities of three months or less at the date of purchase to be cash equivalents. Short-term investments consist of debt that has a remaining maturity of less than one year as of the date of the balance sheet.

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2013 and 2012, respectively.  Our short-term investments’ contractual maturities occur before December 2014.  Total interest income during fiscal years 2013 and 2012 was $135,000 and $392,000, respectively.

Research and Development and Software Development Costs

ASC 985-20, Cost of Software to be Sold, Leased, or Marketed ("ASC 985-20"), requires capitalization of certain software development costs subsequent to the establishment of technological feasibility. Based on our product development process, technological feasibility is established upon the completion of a working model. To date, costs incurred by us from the completion of the working model to the point at which the product is ready for general release have been insignificant. Accordingly, we have charged all such costs to research and development expenses in the period incurred.

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $28,000 and $75,000 in 2013 and 2012, respectively.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we recognize the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2013, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $6.4 million on December 31, 2013 and 2012, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

No customers accounted for 10% of our total revenues for the year ended December 31, 2013 and 2012.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2013 and 2012 (in thousands) were as follows:

Fair Value at Reporting Date Using
Quoted
Prices in
Active
	Markets	Significant
	for	Other	Significant
	Identical	Observable	Unobservable
December 31,	Assets	Inputs	Inputs

	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$36,814	$36,814	$-	$-
Money market funds	51	51	-	-
Total cash and cash equivalents	$36,865	$36,865	$-	$-
Fixed income securities
Corporate bonds - financial	$7,227	$-	$7,227	$-
International bonds - financial	2,308	-	2,308	-
Total fixed income securities	$9,535	$-	$9,535	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2012	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$23,010	$23,010	$-	$-
Money market funds	779	779	-	-
Total cash and cash equivalents	$23,789	$23,789	$-	$-
Fixed income securities
Certificates of deposits	$22,191	$-	$22,191	$-
Corporate bonds - financial	4,303	-	4,303	-
Corporate bonds - industrial	1,998	-	1,998	-
Total fixed income securities	$28,492	$-	$28,492	$-

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

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2013, we had 889,064 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2013, we had 66,225 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

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

As of December 31, 2013, we had 199,394 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2013 and 2012, we received a total of $382,000 and $395,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2013 and 2012 is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Cost of services	$91	$94
Research and development	155	160
Sales and marketing	334	236
General and administrative	117	122
	$697	$612

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

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2013 and 2012:

	Years Ended December 31,
	2013		2012
Expected volatility	69%		75%
Expected dividends	0%		0%
Expected term (in years)	6.25	year	6.25	year
Risk free interest rate	2%		1%

  The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2013		2012
Expected volatility	38%		89%
Weighted average volatility	38%		92%
Risk-free interest rate	0%		0%
Expected term (in years)	1	year	1	year
Expected dividend yield	0%		0%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2013 and 2012, were $2.2 and $4.50, respectively.

Earnings Per Share Information

Basic loss per share is computed using the weighted-average number of shares of common stock outstanding. Diluted loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Years Ended December 31,
	2013	2012
Net Loss	$(5,422)	$(5,052)
Weighted-average common shares outstanding used to compute basic and diluted loss per share	4,713	4,638
Basic and diluted loss per share	$(1.15)	$(1.09)

Foreign Currency Transactions

The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are

included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2013 and 2012, translation (loss) income was $(2,000) and $160,000, respectively, and is included in other comprehensive (loss) income account in the Consolidated Statements of Stockholder's Equity.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive (loss) income, which consist of cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, only consisting of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2012	$(854)
Net Change during period	(2)
Balance, December 31, 2013	$(856)

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

 Recent Accounting Pronouncements

In February 2013, the Financial Accounting Standard Board (FASB) issued Accounting Standard Update No. 2013-02, Comprehensive Income - Reporting of Amounts Reclassified Out of Accumulated Other Comprehensive Income, The amendments do not change the current requirements for reporting net income or other comprehensive income in financial statements. These amendments require an entity to provide information about the amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present, either on the face of the statement where net income is presented or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required under U.S. GAAP to be reclassified to net income in its entirety in the same reporting period. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures required under U.S. GAAP that provide additional details about those amounts. For public entities, the amendments are effective prospectively for fiscal years, and interim periods within those years, beginning after December 15, 2012. The adoption of this amendment has not resulted in any material changes to our Consolidated Financial Statements disclosure.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our Consolidated Financial Statements upon adoption.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2013	2012
Furniture and fixtures	$187	$161
Computer and software	3,088	3,329
Leasehold improvements	205	209
Total property and equipment	3,480	3,699
Less accumulated depreciation and amortization	(3,238)	(3,393)
Property and equipment, net	$242	$306

            Depreciation and amortization expense for the years ended December 31, 2013 and 2012 was $134,000 and $117,000, respectively. We retired $273,000 and $976,000 in fully depreciated property and equipment in 2013 and 2012, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2013	2012
Employee benefits	$826	$1,004
Income tax	240	199
Sales and other taxes	297	295
Commissions and bonuses	172	94
Customer advances	27	36
Deferred rent	125	107
Other	738	507
Total accrued expenses	$2,425	$2,242

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2013	2012
Deferred maintenance and unearned revenue	$234	$551
Other	544	636
Total other non-current liabilities	$778	$1,187

Note 5---Income Taxes

        Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2013	2012
Domestic	$(4,584)	$(3,567)
Foreign	(716)	(1,351)
Loss before income taxes	$(5,300)	$(4,918)

The components of (expense)/benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Current:
Federal	$-	$14
State	(7)	(9)
Foreign	(115)	(139)
Total current	(122)	(134)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for income taxes	$(122)	$(134)
	.

The differences between the (expense)/benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense)/benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2013	2012
Expected income tax benefit	$1,855	$1,721
Expected state income taxes expense, net of federal tax benefit	(4)	(7)
Research and development credit	248	-
Foreign taxes and foreign loss not benefited	(339)	(593)
Change in valuation allowance	(1,590)	(720)
Stock-based compensation	(64)	(461)
True-ups	187	(588)
Unrealized tax benefits	(327)	318
Others	(88)	196
Provision for income taxes	$(122)	$(134)

The individual components of our deferred tax assets are as follows (in thousands):

Years Ended December 31,
	2013	2012
Deferred tax assets:

Depreciation and amortization	$747	$809
Accrued, allowance and others	2,637	2,881
Capitalized research and development	-	28
Net operating losses	204,173	203,294
Tax credits	7,676	7,366
Unrealized losses on marketable securities	397	416
Total deferred tax assets	215,630	214,794
Less: valuation allowance	(215,630)	(214,794)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2013 and 2012, due to the uncertainty regarding their future realization. The total valuation allowance increased $836,000 from December 31, 2012 to December 31, 2013.

As of December 31, 2013, we had federal and state net operating loss ("NOL") carryforwards of approximately $557,934,000 and $88,224,000,  subject to Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock based compensation for which a benefit would be recorded in additional paid-in capital when realized of $2,643,000 and $1,906,000 respectively.   Our federal net operating loss carryforwards expire in various years from 2018 through 2033, if not used. The state net operating loss carryforwards expire in various years from 2014 to 2033, if not used.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2012.  The Act reinstated the research and development credit retroactively to January 1, 2012.  As the date of enactment was in 2013, we did not claim any federal tax benefit for the 2012 federal research and development credit until 2013.  Due to the projected loss for the year with a full valuation allowance against its deferred tax assets, there is no tax impact for 2013. As of December 31, 2013, we had federal and state research and development credit carryforwards of approximately $6,078,000 and $5,323,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2018 through 2033, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 2013.

 We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2013 and 2012 were $2,777,000 and $2,273,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $160,000 and $163,000 as of December 31, 2013 and 2012, respectively.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2013 is as follows (in thousands):

Balance at January 1, 2013	$2,273
Additions based on tax provisions related to the current year	133
Additions for tax provisions of prior year	377
Settlements	-
Lapse of the statute of limitation	(6)
Balance at December 31, 2013	$2,777

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2013 and 2012, we recognized approximately none and $7,000, respectively, for interest and penalties.

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

Note 6 - Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2013 and 2012, respectively.

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

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2013 and 2012. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2016. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2014	$900
2015	376
2016	43
2017	-
2018 and thereafter	-
Total minimum lease payments	$1,319

As of December 31, 2013 we do not have any estimated future facilities costs as a restructuring accrual.

Rent expense for the years ended December 31, 2013, and 2012 was $1,304,000 and $1,246,000, respectively.

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

As of December 31, 2013,  we no longer have any restructuring accruals or any future payments related to restructuring accrual.  The net restructuring charge of $12,000 during year 2012 pertained to operating expenses paid in the period in excess of the initial estimated accrual for our vacant office space in Redwood City.

The following table summarizes the activity related to the restructuring plans and accounted for in accordance with ASC 420-10 (in thousands):

Amounts
	Accrued	Charged to		Accrued
	Restructuring	Restructuring	Amounts	Restructuring
	Costs,	Costs and	Paid or	Costs,
	Beginning	Other	Written Off	Ending
Year Ended December 31, 2012:
Lease cancellations and commitments	$450	$12	$(462)	$-

Note 8---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2013, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2013, we had reserved 211,631 common shares for future issuance upon the exercise of stock options.

Activity in our stock option plans is as follows (in thousands, except per share amount and years):

	Year Ended December 31, 2013
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of period	366	$14.88
Granted	375	$9.49
Exercised	(11)	$9.23		$11

Forfeited	(48)	$9.06
Expired	(18)	$24.39
Outstanding at end of period	664	$12.08	8.37	$150
Options exercisable at end of period	209	$17.02	6.47	$42
Options vested and expected to vest at end of period	533	$12.66	8.11	$120

The weighted-average fair market value per share of options granted under our stock option plans during fiscal 2013 and 2012 was $6.02 and $10.37, respectively.

We granted 6,809 shares of restricted stock to the non-employee members of our Board of Directors in June 2013, and recorded a stock-based compensation expense of $65,000.  We granted 5,798 shares of restricted stock to the non-employee members of our Board of Directors in 2012, and recorded a stock-based compensation expense of $50,000. The restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2013, total unrecognized compensation cost related to unvested stock options was $2,394,000, which is expected to be recognized over the remaining weighted-average vesting periods of 1.64 years. During the year ended December 31, 2013 and 2012, we have received cash of $484,000 and $2,167,000, respectively from the exercise of stock options and employee stock purchases.

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

	Years Ended December 31,
	2013	2012
Software licenses	$5,744	$5,160
Consulting services	3,555	2,846
Maintenance	6,300	7,120
Total revenues	$15,599	$15,126

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2013	2012
Americas	$6,264	$6,425
Europe	4,495	5,383
Asia/Pacific	4,840	3,318
Total revenues	$15,599	$15,126

In 2013, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 70% in Asia Pacific in 2013.

Note 10---Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive 20% of any “net profit” from a “capital transaction” (as such terms are defined in the BVD Operating Agreement) of BroadVision (Barbados) Limited (“BVB”), an entity wholly owned by BVD.  A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVB as a result of which the members of BVB will no longer have an interest in BVB or the assets of BVB will be distributed to its members. BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $8.6 million in BVOD (directly and through BVD and BVB) to date.

In 2013, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $156,000.  In 2012, we executed a renewal contract with the same customer with an associated value of $152,000.  We recognized $155,000 and $143,000 of license revenue for the fiscal year 2013 and 2012, respectively.

Note 11---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to 50% of their annual compensation, subject to certain limitations. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We accrued $90,000 for the year ended December 31, 2013, all of which has been funded as of January, 2014.

Note 12--Proceeds from Sale of Cost Method Investment

In August 2010, a third party acquired a company in which we held an equity stake and distributed $1.3 million to us in connection with the closing of the acquisition.  We had fully written off the investment to other expenses in 2002 due to an other-than-temporary decline in the fair market value at that time.  Additional sale proceeds were placed in an escrow account for up to two years, subject to certain contingencies.  In August 2012, we received an additional $0.8 million distribution from the escrow account, as a final distribution relating to this sale. We recorded these proceeds from this written off cost method investment as other income, net on our Consolidated Statements of Comprehensive Loss.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 1992. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2013.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2013 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2013 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2013 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in June 2014 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Ethics and Conduct", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2013 and 2012

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2013 and 2012

Consolidated Statements of Cash Flows for the years ended December 31, 2013 and 2012

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 14th day of March 2014.

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

Signature	Title	Date

/s/ Pehong Chen		March 14, 2014
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Shin-Yuan Tzou
Shin-Yuan Tzou	Chief Financial Officer (Principal Financial and Accounting Officer)	March 14, 2014

/s/ Francois Stieger		March 14, 2014
Francois Stieger	Director

/s/ James D. Dixon		March 14, 2014
James D. Dixon	Director

/s/ Robert Lee		March 14, 2014
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2013	$140	$81	$(5)	$216
Year Ended December 31, 2012	$109	$31	$-	$140

  (1) Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2013

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(17)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(13)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(15)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(21)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)	Terms and Conditions, dated January 1, 1995, between the Company and IONA Technologies LTD.
10.7(5)	BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009.
10.8(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.9(4)(b)	Independent Software Vendor Agreement, effective January 1, 1998, between the Company and IONA Technologies, PLC, as amended.
10.10(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.11(9)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.12(9)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.13(10)	Assignment and Assumption of Master Lease, Partial Termination of Master Lease and Assignment and Assumption of Subleases, dated July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.14(10)	Triple Net Space Lease, dated as of July 7, 2004, between Pacific Shores Investors, LLC and the Company.
10.15(11)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.16(19)	Agreement to Restructure Lease and To Assign Subleases, dated as of October 1, 2004, between VEF III Funding, LLC and the Company.
10.17(14)	Amendment No. 5 to IONA Independent Software Vendor Agreement, dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.18(12)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.19(16)	Sublease, dated as of December 21, 2006, between the Company and Dexterra, Inc.
10.20(18)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.21(21)	Amended & Restated 2006 Equity Incentive Plan, as amended (the "Amended & Restated Plan").
10.22(22)(a)	2009 Employee Profit Sharing Plan.
10.23(23)	Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan.
10.24(24)	Form of Option Grant Notice under the Amended and Restated Plan.
10.25(25)	Form of Stock Option Agreement under the Amended & Restated Plan.
10.26(26)	Sublease Termination and Release Agreement, dated June 10, 2009, by and between the Company and Dexterra, Inc.
10.27(27)	Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C.
101.INS	XBRL Instance
101.SCH	XBRLTaxonomy Extension Schema
101.CAL	XBRLTaxonomy Extension Calculation
101.LAB	XBRLTaxonomy Extension Labels
101.PRE	XBRLTaxonomy Extension Presentations
101.DEF	XBRLTaxonomy Extension Definition

21.1	Subsidiaries of the Company.
23.1	Consent of OUM & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Represents a management contract or compensatory plan or arrangement.
(b) Confidential treatment requested.

(1) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on November 8, 2013 (File No. 333-192224).
(3) Incorporated by reference to the Company's Registration Statement on Form S-8 filed on October 15, 2003 (File No. 333-109709).
(4) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2001 filed on August 14, 2001 (File No. 000-28252).
(5) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 27, 2009 (File No. 001-34205).
(6) Incorporated by reference to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 6, 2008 (File No. 000-28252).
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
(9) Incorporated by reference to the Company's Form 10-Q for the quarter ended June 30, 2003 filed on August 14, 2003 (File No. 000-28252).
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on August 9, 2004 (File No. 000-28252).
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004 (File No. 000-28252).
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005 (File No. 000-28252).
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)
(14) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004 (File No. 000-28252).
(15) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 17, 2004 (File No. 333-121430).
(16) Incorporated by reference to the Company's Current Report on Form 8-K filed on January 10, 2007 (File No. 000-28252).
(17) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(18) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205).
(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 19, 2004 (File No. 000-28252).
(20) Incorporated by reference to the Company’s Form 10-K for the fiscal year ended December 31, 2005 filed on June 9, 2006 (File No. 000-28252).
(21) Incorporated by reference to the Company's Proxy Statement filed on March 17, 2009 (File No. 001-34205).
(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2009 (File No. 001-34205).
(23) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-28252).
(24) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 6, 2006 (File No. 333-138461).
(25) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 8, 2009 (File No. 333-159075).

(26) Incorporated by reference to the Company's Current Report on Form 8-K filed on June 5, 2009 (File No. 001-34205).

(27) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2012 (File No. 001-34205).