Form 10-Q
period 2014-03-31
BROADVISION INC
filed 2014-05-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer (do not check if a smaller reporting company) ☐ Smaller reporting company ☑

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April  30, 2014, the registrant had 4,795,059 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March  31, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2014	2013
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$34,851	$36,865
Short-term investments	11,031	9,535
Accounts receivable, net of reserves of $246 and $216 as of March 31, 2014 and December 31, 2013, respectively	2,660	3,533
Prepaids and other	1,409	1,238
Total current assets	49,951	51,171
Property and equipment, net	222	242
Other assets	198	196
Total assets	$50,371	$51,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$443	$503
Accrued expenses	2,284	2,425
Unearned revenue	2,545	2,507
Deferred maintenance	2,622	1,982
Total current liabilities	7,894	7,417
Other non-current liabilities	806	778
Total liabilities	8,700	8,195
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,793 and 4,754 shares issued and outstanding as of March 31, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	1,267,260	1,266,686
Accumulated other comprehensive loss	(834)	(856)
Accumulated deficit	(1,224,755)	(1,222,416)
Total stockholders’ equity	41,671	43,414
Total liabilities and stockholders’ equity	$50,371	$51,609

* Derived from audited consolidated financial statements filed in the Company’s 2013 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Software licenses	$1,226	$1,602
Services	1,768	2,241
Total revenues	2,994	3,843
Cost of revenues:
Cost of software revenues	44	24
Cost of services	990	1,177
Total cost of revenues	1,034	1,201
Gross profit	1,960	2,642
Operating expenses:
Research and development	1,829	1,703
Sales and marketing	1,507	1,448
General and administrative	1,000	1,095
Total operating expenses	4,336	4,246
Operating loss	(2,376)	(1,604)
Interest income, net	17	59
Other income (expense), net	23	(589)
Loss before provision for income taxes	(2,336)	(2,134)
Provision for income taxes	(3)	(14)
Net loss	(2,339)	(2,148)
Other comprehensive gain, net of tax:
Foreign currency translation adjustment	22	43
Comprehensive loss	$(2,317)	$(2,105)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.49)	$(0.46)
Shares used in computing:
Weighted average shares, basic and diluted	4,770	4,686

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(2,339)	$(2,148)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	26	33
Stock-based compensation	251	110
Provision of receivable reserves	30	(7)
Changes in operating assets and liabilities:
Accounts receivable	843	1,644
Prepaids and other	(172)	(73)
Other non-current assets	(1)	4
Accounts payable and accrued expenses	(202)	(95)
Unearned revenue and deferred maintenance	679	(267)
Other noncurrent liabilities	29	(218)
Net cash used for operating activities	(856)	(1,017)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(9)
Purchase of short-term investments	(4,603)	(3,631)
Maturities of short-term investments	3,107	8,568
Net cash (used for) provided by investing activities	(1,503)	4,928
Cash flows from financing activities:
Proceeds from issuance of common stock, net	101	106
Proceeds from exercise of common stock options, net	222	6
Net cash provided by financing activities	323	112
Effect of exchange rates on cash and cash equivalents	22	43
Net (decrease) increase in cash and cash equivalents	(2,014)	4,066
Cash and cash equivalents at beginning of period	36,865	23,789
Cash and cash equivalents at end of period	$34,851	$27,855

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the three-month period ended March  31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March  31, 2014 and March  31,  2013 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three months ended March  31, 2014 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March  31, 2014 and 2013 (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Cost of services	$33	$15
Research and development	58	20
Sales and marketing	120	56
General and administrative	40	19
	$251	$110

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

	Three Months Ended
	March 31,
	2014	2013
Net Loss	$(2,339)	$(2,148)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,770	4,686
Basic and diluted net loss per share	$(0.49)	$(0.46)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the three months ended March  31, 2014, and 2013, translation gain was  $22,000 and  $43,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2013	$(856)
Net change during period	22
Balance, March 31, 2014	$(834)

Recent Accounting Pronouncements

There have been no recent accounting pronouncements or changes in accounting pronouncements during the three months ended March 31, 2014 that are not described in our Form 10-K for the year ended December 31, 2013,  that are of significance, or potential significance to us.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Employee benefits	$827	$826
Commissions and bonuses	241	172
Sales and other taxes	189	297
Income tax and tax contingencies	244	240
Customer advances	27	27
Deferred rent	129	125
Other	627	738
Total accrued expenses	$2,284	$2,425

 Other non-current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2014	2013
	(unaudited)
Deferred maintenance and unearned revenue	$289	$234
Other	517	544
Total other non-current liabilities	$806	$778

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March  31, 2014 (in thousands) is as follows:

Fair Value at Reporting Date Using
Quoted
Prices in
Active
Markets	Significant

		for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$34,796	$34,796	$-	$-
Money market funds	55	55	-	-
Total cash and cash equivalents	$34,851	$34,851	$-	$-
Fixed income securities
Corporate bonds - financial	$9,476	$-	$9,476	$-
Corporate bonds - industrial	1,555	-	1,555	-
Total fixed income securities	$11,031	$-	$11,031	$-

   Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March  31, 2014 and December 31, 2013, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March  31, 2014 and December 31, 2013, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March  31, 2014 or December 31, 2013. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring in September, 2016. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of March 31, 2014 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2014 ("nine months")	$663
2015	382
2016	44
2017	-
2018 and thereafter	-
Total minimum lease payments	$1,089

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2014	2013
Software licenses	$1,226	$1,602
Consulting services	601	590
Maintenance	1,167	1,651
Total revenues	$2,994	$3,843

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2014	2013
Americas	$1,158	$1,895
Europe	775	1,100
Asia/Pacific	1,061	848
Total revenues	$2,994	$3,843

For the three-month period ended March  31, 2014,  none of our customers accounted for more than 10% of our revenues. For the three-month period ended March  31, 2013, one of our customers accounted for approximately $574,000 our revenues.

Note 6. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from Capital Transactions” (as such term is defined in the BVD Operating Agreement),  with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. BVD is the sole owner of BroadVision (Barbdos) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $8.6 million in BVOD (directly and through BVD and BVB). In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $400,000 per quarter for the foreseeable future.

In April 2013, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $156,000.  We recognized $39,000 of license revenue related to this contract for the first quarter of 2014.

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

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, other than as disclosed herein.

 Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2014	2013
Revenues:
Software licenses	41%	42%
Services	59	58
Total revenues	100	100
Cost of revenues:
Cost of software revenues	2	1
Cost of services	33	31
Total cost of revenues	35	32
Gross profit	65	68
Operating expenses:

Research and development	61	44
Sales and marketing	50	38
General and administrative	33	29
Total operating expenses	144	111
Operating loss	(79)	(43)
Interest income, net	-	2
Other income (loss), net	1	(15)
Loss before provision for income taxes	(78)	(56)
Provision for income taxes	-	-
Net loss	(78)%	(56)%

Revenues.    License revenue from the sales of software licenses for the three months ended March 2014 was $1.2 million, down $0.4 million, or 25% from $1.6 million for the three months ended March  31, 2013. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March  31, 2014 was $1.2 million, down $0.5 million, or 29% from $1.7 million for the three months ended March  31, 2013.      Consulting revenue, which is generally related to services in connection with our licensed software, remained unchanged at $0.6 million for each of the three months ended March  31, 2014 and 2013.  Revenues for the three months ended March 31, 2014 were $3.0 million, down $0.8 million, or 21% from revenues for the three months ended March 31, 2013, mainly due to the decline of our legacy business.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended March  31, 2014 increased by $20,000 compared to the same period in the prior year. The increase was primarily due to an increase in the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.0 million for the three months ended March  31, 2014, down $0.2 million, or 16%, from $1.2 million for the three months ended March  31, 2013.  These decreases are the result of a reduction in consulting expenses and employee related expense resulting from a decrease in services revenue.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.8 million for the three months ended March  31, 2014, up $0.1 million, or 6%, from $1.7 million for the three months ended March  31, 2013. The higher costs in research and development for these periods were primarily attributable to the increase in employee expenses for product enhancements and new product development.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged at approximately $1.5 million for the three months ended March  31, 2014 and 2013.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses remained unchanged at approximately $1.0 million for each of the three month periods ended March  31, 2014 and 2013.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $17,000 and $59,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March  31, 2014 and 2013, respectively.

Other income, net.   Other income, net during the three months ended March  31, 2014, was income of $23,000 compared to a loss of $0.6 million for the three months ended March  31, 2013. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $3,000 for the three months ended March  31, 2014 compared to a provision for income tax of $14,000 for the three months ended March  31, 2013. The provision for the three months ended March  31, 2014 and 2013 primarily relates to  foreign income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of March  31, 2014, we had $45.9 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $46.4 million of cash and cash equivalents and short-term investments at December 31, 2013.

We continued to focus on expense control in the first quarter of 2014.  Operating expenses for the first quarter of 2014 and 2013 were $4.3 million and $4.2 million, respectively. For the three months ended March  31, 2014, net loss was $2.3 million, or ($0.49) per share. This compares to net loss of $2.1 million, or ($0.46) per share, for the three months ended March  31, 2013.

The following table represents our liquidity at March  31, 2014 and December 31, 2013 (dollars in thousands):

	March 31,	December 31,
	2014	2013

Cash and cash equivalents	$34,851	$36,865
Short-term investments	$11,031	$9,535
Working capital	$42,057	$43,754
Working capital ratio	6.33	6.90

Cash Used For Operating Activities

Cash used for operating activities was $0.9 million for the three months ended March  31, 2014, mainly attributable to a $2.4 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $1.0 million for the three months ended March  31, 2013, mainly attributable to a $1.6 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash  (Used For) Provided By Investing Activities

Cash used for investing activities was $1.5 million for  the three months ended March  31, 2014.  Cash provided by investing activities was $4.9 million for the three months ended March  31, 2013.   Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.3 million for the three months ended March  31, 2014, primarily from cash received in connection with employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $0.1 million for the three months ended March  31, 2013,  primarily from purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of March  31 2014, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements expiring in the year 2016.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2014 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March  31, 2014 and 2013. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March  31, 2014 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March  31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March  31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale, which we released initially in 2009, by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings. To date our Clearvale and BroadVision 9 offerings only contributed to a minor portion of our revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of March 31, 2014, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least March 31, 2015. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the three-months ended March 31, 2014, approximately 61% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology.  We hold a U.S. patent, issued on January 14, 2014, on the elements of creating and sharing tasks over one or more networks. We also hold a U.S. patent, issued in January 1998, on elements of the BroadVision platform, which covers electronic commerce operations common in today's web business. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

A total of 61% and 50% of revenues for the first three months of 2014 and 2013, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 38% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of March 31, 2014. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March 31, 2014, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 34% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock ranged from $7.81 per share to $32.35 per share between April 1, 2012 and March 31, 2014. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	Reference is hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March  31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March  31, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the three months ended March  31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: May 14, 2014	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 14, 2014	By:	/s/ Shin-Yuan Tzou
Shin-Yuan Tzou
Chief Financial Officer

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	Reference is hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March  31, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March  31, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the three months ended March  31, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

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