Form 10-Q
period 2014-06-30
BROADVISION INC
filed 2014-08-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June  30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of July  31, 2014, the registrant had 4,809,360 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June  30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2014	2013
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$31,482	$36,865
Short-term investments	12,466	9,535
Accounts receivable, net of reserves of $152 and $216 as of June 30, 2014 and December 31, 2013, respectively	1,890	3,533
Prepaids and other	1,332	1,238
Total current assets	47,170	51,171
Property and equipment, net	201	242
Other assets	207	196
Total assets	$47,578	$51,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$532	$503
Accrued expenses	2,552	2,425
Unearned revenue	2,194	2,507
Deferred maintenance	1,829	1,982
Total current liabilities	7,107	7,417
Other non-current liabilities	781	778
Total liabilities	7,888	8,195
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized;4,809 and 4,754 shares issued and outstanding as of June 30, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	1,267,600	1,266,686
Accumulated other comprehensive loss	(822)	(856)
Accumulated deficit	(1,227,088)	(1,222,416)
Total stockholders’ equity	39,690	43,414
Total liabilities and stockholders’ equity	$47,578	$51,609

* Derived from audited consolidated financial statements filed in the Company’s 2013 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Software licenses	$1,252	$1,387	$2,478	$2,989
Services	1,908	2,693	3,676	4,934
Total revenues	3,160	4,080	6,154	7,923
Cost of revenues:
Cost of software revenues	45	46	89	70
Cost of services	1,333	1,057	2,323	2,234
Total cost of revenues	1,378	1,103	2,412	2,304
Gross profit	1,782	2,977	3,742	5,619
Operating expenses:
Research and development	1,775	1,836	3,604	3,539
Sales and marketing	1,351	1,506	2,858	2,954
General and administrative	878	1,022	1,878	2,117
Total operating expenses	4,004	4,364	8,340	8,610
Operating loss	(2,222)	(1,387)	(4,598)	(2,991)
Interest income, net	14	42	31	101
Other (expense) income, net	(99)	258	(76)	(331)
Loss before provision for income taxes	(2,307)	(1,087)	(4,643)	(3,221)
Provision for income taxes	(26)	(5)	(29)	(19)
Net loss	(2,333)	(1,092)	(4,672)	(3,240)
Other comprehensive gain (loss) , net of tax:
Foreign currency translation adjustment	12	(83)	34	(40)
Comprehensive loss	$(2,321)	$(1,175)	$(4,638)	$(3,280)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.49)	$(0.23)	$(0.98)	$(0.69)
Shares used in computing:
Weighted average shares, basic and diluted	4,794	4,702	4,782	4,694

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(4,672)	$(3,240)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	55	68
Stock-based compensation	484	257
Provision of receivable reserves	(20)	(10)
Changes in operating assets and liabilities:
Accounts receivable	1,663	1,943
Prepaids and other	(94)	(101)
Other non-current assets	(10)	6
Accounts payable and accrued expenses	154	(259)
Unearned revenue and deferred maintenance	(465)	(1,341)
Other noncurrent liabilities	3	(258)
Net cash used for operating activities	(2,902)	(2,935)
Cash flows from investing activities:
Purchase of property and equipment	(14)	(50)
Purchase of short-term investments	(9,350)	(6,740)
Maturities of short-term investments	6,419	27,142
Net cash (used for) provided by investing activities	(2,945)	20,352
Cash flows from financing activities:
Proceeds from issuance of common stock, net	208	204
Proceeds from exercise of common stock options, net	222	6
Net cash provided by financing activities	430	210
Effect of exchange rates on cash and cash equivalents	34	(40)
Net (decrease) increase in cash and cash equivalents	(5,383)	17,587
Cash and cash equivalents at beginning of period	36,865	23,789
Cash and cash equivalents at end of period	$31,482	$41,376

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the six-month period ended June  30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June  30, 2014 and June  30,  2013 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and six months ended June  30, 2014 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June  30, 2014 and 2013 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Cost of services	$34	$15	$67	$30
Research and development	57	22	115	42
Sales and marketing	103	88	223	144
General and administrative	39	22	79	41
	$233	$147	$484	$257

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Net Loss	$(2,333)	$(1,092)	$(4,672)	$(3,240)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,794	4,702	4,782	4,694
Basic and diluted net loss per share	$(0.49)	$(0.23)	$(0.98)	$(0.69)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the six months ended June  30, 2014, and 2013, translation gain (loss) was  $34,000 and ($40,000), respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive gains and losses, which primarily consists of foreign currency translation adjustments. Total comprehensive loss is presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss.     Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2013	$(856)
Net change during period	34
Balance, June 30, 2014	$(822)

Recent Accounting Pronouncements

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for us on January 1, 2017. We are currently evaluating the potential impact of these changes on the condensed consolidated financial statements.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)
Employee benefits	$879	$826
Commissions and bonuses	221	172
Sales and other taxes	194	297
Income tax and tax contingencies	252	240
Customer advances	27	27
Deferred rent	132	125
Other	847	738
Total accrued expenses	$2,552	$2,425

 Other non-current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2014	2013
	(unaudited)
Deferred maintenance and unearned revenue	$294	$234
Other	487	544
Total other non-current liabilities	$781	$778

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of June  30, 2014 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$31,472	$31,472	$-	$-
Money market funds	10	10	-	-
Total cash and cash equivalents	$31,482	$31,482	$-	$-
Fixed income securities
Certificates of deposits	$1,361	$-	$1,361	$-
Corporate bonds - financial	9,458	-	9,458	-
Corporate bonds - industrial	1,647	-	1,647	-
Total fixed income securities	$12,466	$-	$12,466	$-

   Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June  30, 2014 and December 31, 2013, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of June  30, 2014 and December 31, 2013, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June  30, 2014 or December 31, 2013. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire during or before February,  2017. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of June  30, 2014 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2014 ("six months")	$424
2015	409
2016	70
2017	4
2018 and thereafter	-
Total minimum lease payments	$907

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Software licenses	$1,252	$1,387	$2,478	$2,989
Consulting services	867	934	1,468	1,524
Maintenance	1,041	1,759	2,208	3,410
Total revenues	$3,160	$4,080	$6,154	$7,923

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2014	2013	2014	2013
Americas	$1,152	$1,781	$2,310	$3,676
Europe	723	1,287	1,498	2,387
Asia/Pacific	1,285	1,012	2,346	1,860
Total revenues	$3,160	$4,080	$6,154	$7,923

For the three-month period ended June  30, 2014,  one of our customers accounted for approximately $446,000 of our revenues. For the six-month period ended June 30, 2014, none of our customers accounted for more than 10% of our revenues. For the three-month period ended June  30, 2013, one of our customers accounted for approximately $439,000 of our revenues. For the six-month period ended June  30, 2013,  none of our customers accounted for more than 10% of our revenues.

Note 6. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from Capital Transactions” (as such term is defined in the BVD Operating Agreement),  with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $8.6 million in BVOD (directly and through BVD and BVB). In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $400,000 per quarter for the foreseeable future.

In April 2014, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $166,000.  We recognized $41,000 of license revenue related to this contract for the second quarter of 2014.

Note 7. Subsequent Event

On July 11, 2014, Shin-Yuan Tzou was involuntarily terminated without cause, including in his capacity as our Chief Financial Officer, a position Dr. Tzou held since January 2008. Peter Chu, 50, was appointed to serve as Chief Financial Officer and Vice President of Strategy and Product Management, effective July 11, 2014.

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

Critical Accounting Policies, Estimates and Judgments

 There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, other than as disclosed herein.

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

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2014	2013	2014	2013
Revenues:
Software licenses	40%	34%	40%	38%
Services	60	66	60	62
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	1	1	1	1
Cost of services	42	26	38	28
Total cost of revenues	43	27	39	29
Gross profit	57	73	61	71
Operating expenses:
Research and development	56	45	59	45
Sales and marketing	43	37	46	37
General and administrative	28	25	31	27
Total operating expenses	127	107	136	109
Operating loss	(70)	(34)	(75)	(38)
Interest income, net	-	1	-	1
Other income (loss), net	(3)	6	(1)	(4)
Loss before provision for income taxes	(73)	(27)	(76)	(41)
Provision for income taxes	(1)	-	-	-
Net loss	(74)%	(27)%	(76)%	(41)%

Revenues.    License revenue from the sales of software licenses for the three months ended June 2014 was $1.3 million, down $0.1 million, or 7% from $1.4 million for the three months ended June  30, 2013. License revenue from the sales of software licenses for the six months ended June 30, 2014 was $2.5 million, down $0.5 million, or 17% from $3.0 million for the six months ended June 30, 2013. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended June  30, 2014 was $1.0 million, down $0.7 million, or 41% from $1.7 million for the three months ended June  30, 2013.      Maintenance revenue for the six months ended June 30, 2014 was $2.2 million, down $1.2 million, or 35% from $3.4 million for the six months ended June 30, 2013.  Consulting revenue, which is generally related to services in connection with our licensed software, remained unchanged at $0.9 million for each of the three months ended June  30, 2014 and 2013.  Consulting revenue remained unchanged at $1.5 million for the six months ended June 30, 2014 and 2013. Revenues for the six months ended June  30, 2014  were $6.1 million, down  $1.8 million, or 22%  from revenues for the six months ended June  30, 2013, mainly due to the decline of our legacy business.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended June  30, 2014decreased to $45,000 compared to $46,000 for the same period in the prior year. Cost of software licenses for the six months ended June 30, 2014 increased $19,000 compared to the same period in 2013. The increase was primarily due to an increase in the cost of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.3 million for the three months ended June  30, 2014, up $0.2 million, or 18%, from $1.1 million for the three months ended June  30, 2013.  Cost of services was $2.3 million for the six months ended June 30, 2014, up $0.1 million, or 5%, from $2.2 million for the six months ended June 30, 2013.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.8 million for the three months ended June  30, 2014 and 2013. Research and development expenses remained unchanged around $3.6 million for the six months ended June 30, 2014 and 2013.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.3 million for the three months ended June 30, 2014, down $0.2 million, or 13%, from $1.5 million for the three months ended June 30, 2013. Sales and marketing expenses remained unchanged around  $2.9 million for the six months ended June 30, 2014 and 2013.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses  were $0.9 million for the three months ended June 30, 2014, down $0.1 million, or 10%, from $1.0 million for  the three month periods ended June  30, 2013.   Our general and administrative expenses  were $1.9 million for the six months ended June 30, 2014, down $0.2 million, or 10%, from $2.1 million for  the six month periods ended June  30, 2013.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $31,000 and $101,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the six months ended June  30, 2014 and 2013, respectively.

Other income, net.   Other income, net during the six months ended June  30, 2014, was a loss of  $76,000 compared to a loss of $0.3 million for the six months ended June  30, 2013. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $29,000 for the six months ended June  30, 2014 compared to a provision for income tax of $19,000 for the six months ended June  30, 2013. The provision for the six months ended June  30, 2014 and 2013 primarily relates to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of June  30, 2014, we had $43.9 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $46.4 million of cash and cash equivalents and short-term investments at December 31, 2013.

We continued to focus on expense control in the second quarter of 2014.  Operating expenses for the second quarter of 2014 and 2013 were $4.0 million and $4.3 million, respectively. For the three months ended June  30, 2014, net loss was $2.3 million, or ($0.49) per share. This compares to net loss of $1.1 million, or ($0.23) per share, for the three months ended June  30, 2013.

The following table represents our liquidity at June  30, 2014 and December 31, 2013 (dollars in thousands):

	June 30,	December 31,
	2014	2013

Cash and cash equivalents	$31,482	$36,865
Short-term investments	$12,446	$9,535
Working capital	$40,063	$43,754
Working capital ratio	6.64	6.90

Cash Used For Operating Activities

Cash used for operating activities was $2.9 million for the six months ended June  30, 2014, mainly attributable to a $4.6 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $2.9 million for the six months ended June  30, 2013, mainly attributable to a $3.0 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash (Used For) Provided By Investing Activities

Cash used for investing activities was $2.9 million for the six months ended June  30, 2014.  Cash provided by investing activities was $20.4 million for the six months ended June  30, 2013.   Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.4 million for the six months ended June  30, 2014, primarily from cash received in connection with employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $0.2 million for the six months ended June  30, 2013,  primarily from purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of June  30 2014, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements each of which will expire during or before February 2017.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2014 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of June  30, 2014 and 2013. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of June  30, 2014 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June  30, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June  30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of June  30, 2014, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least June  30, 2015. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the six-months ended June  30, 2014, approximately  62% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale", "Interleaf" and the Clearvale logo as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

A total of 62% and 54% of revenues for the first six months of 2014 and 2013, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 40% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of June  30, 2014. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of June  30, 2014, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 34% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determinations with respect to mergers and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities; and
•	the payment of dividends on our capital stock.

This control by Dr. Chen could depress the market price of our common stock or delay or prevent a change in control of BroadVision.

Our stock price has been highly volatile.

The trading price of BroadVision common stock ranged from $7.81 per share to $15.30 per share between July 1, 2012 and June  30,  2014. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June  30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June  30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the six months ended June  30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: August 8, 2014	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: August 8, 2014	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	Reference is hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June  30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June  30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June  30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

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