Form 10-Q
period 2014-09-30
BROADVISION INC
filed 2014-11-06
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September  30, 2014

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

As of October  31, 2014, the registrant had 4,822,143 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September  30, 2014

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2014	2013
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$27,414	$36,865
Short-term investments	12,203	9,535
Accounts receivable, net of reserves of $117 and $216 as of September 30, 2014 and December 31, 2013, respectively	2,177	3,533
Prepaids and other	1,291	1,238
Total current assets	43,085	51,171
Property and equipment, net	173	242
Other assets	204	196
Total assets	$43,462	$51,609
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$490	$503
Accrued expenses	2,349	2,425
Unearned revenue	1,886	2,507
Deferred maintenance	1,057	1,982
Total current liabilities	5,782	7,417
Other non-current liabilities	826	778
Total liabilities	6,608	8,195
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,822 and 4,754 shares issued and outstanding as of September 30, 2014 and December 31, 2013, respectively	-	-
Additional paid-in capital	1,267,971	1,266,686
Accumulated other comprehensive loss	(776)	(856)
Accumulated deficit	(1,230,341)	(1,222,416)
Total stockholders’ equity	36,854	43,414
Total liabilities and stockholders’ equity	$43,462	$51,609

* Derived from audited consolidated financial statements filed in the Company’s 2013 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Revenues:
Software licenses	$1,331	$1,312	$3,809	$4,301
Services	1,794	2,652	5,470	7,586
Total revenues	3,125	3,964	9,279	11,887
Cost of revenues:
Cost of software revenues	26	55	115	125
Cost of services	1,078	1,225	3,401	3,459
Total cost of revenues	1,104	1,280	3,516	3,584
Gross profit	2,021	2,684	5,763	8,303
Operating expenses:
Research and development	1,836	1,779	5,440	5,318
Sales and marketing	1,226	1,316	4,084	4,270
General and administrative	1,020	920	2,898	3,037
Total operating expenses	4,082	4,015	12,422	12,625
Operating loss	(2,061)	(1,331)	(6,659)	(4,322)
Interest income, net	12	17	43	118
Other (expense) income, net	(1,171)	527	(1,247)	196
Loss before provision for income taxes	(3,220)	(787)	(7,863)	(4,008)
Provision for income taxes	(33)	(61)	(62)	(80)
Net loss	(3,253)	(848)	(7,925)	(4,088)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	46	(1)	80	(41)
Comprehensive loss	$(3,207)	$(849)	$(7,845)	$(4,129)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.68)	$(0.18)	$(1.65)	$(0.87)
Shares used in computing:
Weighted average shares, basic and diluted	4,810	4,720	4,791	4,703

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2014	2013
Cash flows from operating activities:
Net loss	$(7,925)	$(4,088)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	89	105
Stock-based compensation	771	444
Provision of receivable reserves	(35)	19
Changes in operating assets and liabilities:
Accounts receivable	1,391	1,493
Prepaids and other	(53)	(225)
Other non-current assets	(8)	3
Accounts payable and accrued expenses	(89)	36
Unearned revenue and deferred maintenance	(1,546)	(2,347)
Other noncurrent liabilities	48	(302)
Net cash used for operating activities	(7,357)	(4,862)
Cash flows from investing activities:
Purchase of property and equipment	(20)	(58)
Purchase of short-term investments	(11,580)	(10,658)
Maturities of short-term investments	8,912	30,453
Net cash (used for) provided by investing activities	(2,688)	19,737
Cash flows from financing activities:
Proceeds from issuance of common stock, net	289	298
Proceeds from exercise of common stock options, net	225	89
Net cash provided by financing activities	514	387
Effect of exchange rates on cash and cash equivalents	80	(41)
Net (decrease) increase in cash and cash equivalents	(9,451)	15,221
Cash and cash equivalents at beginning of period	36,865	23,789
Cash and cash equivalents at end of period	$27,414	$39,010

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September  30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, filed with the Securities and Exchange Commission (the “SEC”) on March 14, 2014, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September  30, 2014 and September  30,  2013 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2013 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2013 Annual Report on Form 10-K filed with the SEC on March 14, 2014.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 10 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three and nine months ended September  30, 2014 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2014 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

Reclassification

Certain reclassifications have been made to the 2013 balances to conform to the presentation of the condensed consolidated financial statements for the three and nine months ended September 30, 2014. These reclassifications had no effect on the previously reported net loss, total assets or cash flow.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September  30, 2014 and 2013 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Cost of services	$37	$26	$104	$56
Research and development	100	48	215	90
Sales and marketing	87	80	310	224

General and administrative	63	33	142	74
	$287	$187	$771	$444

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Net Loss	$(3,253)	$(848)	$(7,925)	$(4,088)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,810	4,720	4,791	4,703
Basic and diluted net loss per share	$(0.68)	$(0.18)	$(1.65)	$(0.87)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the nine months ended September  30, 2014, and 2013, translation gain (loss) was  $80,000 and ($41,000),  respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2013	$(856)
Net change during period	80
Balance, September 30, 2014	$(776)

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Employee benefits	$782	$826
Commissions and bonuses	135	172
Sales and other taxes	193	297
Income tax and tax contingencies	304	240
Customer advances	27	27
Other	908	863
Total accrued expenses	$2,349	$2,425

 Other non-current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2014	2013
	(unaudited)
Deferred maintenance and unearned revenue	$243	$234
Other	583	544
Total other non-current liabilities	$826	$778

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
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities;

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September  30, 2014 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$27,205	$27,205	$-	$-
Money market funds	209	209	-	-
Total cash and cash equivalents	$27,414	$27,414	$-	$-
Fixed income securities
Certificates of deposits	$1,265	$-	$1,265	$-
Corporate bonds - financial	9,052	-	9,052	-
Corporate bonds - industrial	1,886	-	1,886	-
Total fixed income securities	$12,203	$-	$12,203	$-

   Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September  30, 2014 and December 31, 2013, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses is generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September  30, 2014 and December 31, 2013, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September  30, 2014 or December 31, 2013. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire during or before June, 2018. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of September  30, 2014 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2014 (three months)	$247
2015	859
2016	806
2017	763
2018 and thereafter	365
Total minimum lease payments	$3,040

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2014	2013	2014	2013
Software licenses	$1,331	$1,312	$3,809	$4,301
Consulting services	756	1,095	2,224	2,610
Maintenance	1,038	1,557	3,246	4,976
Total revenues	$3,125	$3,964	$9,279	$11,887

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2014	2013	2014	2013
Americas	$1,269	$1,357	$3,579	$5,033
Europe	695	1,036	2,193	3,423
Asia/Pacific	1,161	1,571	3,507	3,431
Total revenues	$3,125	$3,964	$9,279	$11,887

For the three and nine-month periods ended September  30, 2014, none of our customers accounted for more than 10% of our revenues. For the three-month period ended September  30, 2013, one of our customers accounted for approximately $413,000 of our revenues. For the nine-month period ended September  30, 2013, none of our customers accounted for more than 10% of our revenues.

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

In April 2014, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $166,000.  We recognized $41,000 of license revenue related to this contract for the third quarter of 2014.

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

Critical Accounting Policies, Estimates and Judgments

 There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2014 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2013, other than as disclosed herein.

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

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

Three Months Ended	Nine Months Ended
September 30,	September 30,

	2014	2013	2014	2013
Revenues:
Software licenses	43%	33%	41%	36%
Services	57	67	59	64
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	1	1	1	1
Cost of services	34	31	37	29
Total cost of revenues	35	32	38	30
Gross profit	65	68	62	70
Operating expenses:
Research and development	59	45	59	45
Sales and marketing	39	33	44	36
General and administrative	33	23	31	26
Total operating expenses	131	101	134	107
Operating loss	(66)	(33)	(72)	(37)
Interest income, net	-	-	-	1
Other (expense) income, net	(37)	13	(13)	2
Loss before provision for income taxes	(103)	(20)	(85)	(34)
Provision for income taxes	(1)	(1)	(1)	(1)
Net loss	(104)%	(21)%	(86)%	(35)%

Revenues.    License revenue from the sales of software licenses for the three months ended September 2014 and 2013 remained unchanged at  $1.3 million. License revenue from the sales of software licenses for the nine months ended September 30, 2014 was $3.8 million, down  $0.5 million, or 12% from $4.3 million for the nine months ended September 30, 2013. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended September  30, 2014  was $1.0 million, down $0.6 million, or 37% from $1.6 million for the three months ended September  30, 2013.      Maintenance revenue for the nine months ended September 30, 2014 was $3.2 million, down $1.8 million, or 36% from $5.0 million for the nine months ended September 30, 2013.  Consulting revenue, which is generally related to services in connection with our licensed software for the three months ended September 30, 2014 was $0.8 million, down $0.3 million, or 27% from $1.1 million for the three months ended September 30, 2013.  Consulting revenue for the nine months ended September 30, 2014 was $2.2 million, down $0.4 million, or 15% from $2.6 million for the nine months ended September 30, 2013.   Revenues for the nine months ended September  30, 2014  were $9.3 million, down  $2.6 million, or 22%  from revenues for the nine months ended September  30, 2013, mainly due to the decline of our legacy business.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended September  30, 2014 decreased to $26,000 compared to $55,000 for the same period in the prior year. Cost of software licenses for the nine months ended September 30, 2014 decreased $10,000 compared to the same period in 2013. The decrease  was primarily due to more efficient usage in our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $1.1 million for the three months ended September  30, 2014, down $0.1 million, or 8%, from $1.2 million for the three months ended September  30, 2013.  Cost of services remained unchanged around $3.4 million for the nine months ended September 30, 2014 and 2013.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.8 million for the three months ended September  30, 2014 and 2013. Research and development expenses remained unchanged around  $5.4 million for the  nine months ended September 30, 2014 and 2013.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.2 million for the three months ended September 30, 2014, down $0.1 million, or 8%, from $1.3 million for the three months ended September 30, 2013. Sales and marketing expenses were $4.1 million for the nine months ended September 30, 2014, down $0.2 million, or 5%, from $4.3 million for the nine months ended September 30, 2013.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses  were  $1.0 million for the three months ended September 30, 2014, up $0.1 million, or 11%, from $0.9 million for the three month periods ended September  30, 2013.   Our general and administrative expenses were  $2.9 million for the nine months ended September 30, 2014, down $0.1 million, or 3%, from $3.0 million for the nine month periods ended September  30, 2013.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $43,000 and $118,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September  30, 2014 and 2013, respectively.

Other (expense) income, net.   Other (expense) income, net during the nine months ended September  30, 2014, was a loss of $1.2 million compared to a gain of $0.2 million for the nine months ended September  30, 2013. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $62,000 for the nine months ended September  30, 2014 compared to a provision for income tax of $80,000 for the nine months ended September  30, 2013. The provision for the nine months ended September  30, 2014 and 2013 primarily relates to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of September  30, 2014, we had $39.6 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $46.4 million of cash and cash equivalents and short-term investments at December 31, 2013.

We continued to focus on expense control in the third quarter of 2014.  Operating expenses for the third quarter of 2014 and 2013 were $4.1 million and $4.0 million, respectively. For the three months ended September  30, 2014, net loss was $3.2 million, or ($0.68) per share. This compares to net loss of $0.9 million, or ($0.18) per share, for the three months ended  September  30, 2013.

The following table represents our liquidity at September  30, 2014 and December 31, 2013 (dollars in thousands):

	September 30,	December 31,
	2014	2013

Cash and cash equivalents	$27,414	$36,865
Short-term investments	$12,203	$9,535
Working capital	$37,303	$43,754
Working capital ratio	7.45	6.90

Cash Used For Operating Activities

Cash used for operating activities was $7.4 million for the nine months ended September  30, 2014, mainly attributable to a $6.7 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $4.9 million for the nine months ended September  30, 2013, mainly attributable to a $4.3 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash (Used For) Provided By Investing Activities

Cash used for investing activities was $2.7 million for the nine months ended September  30, 2014.  Cash provided by investing activities was $19.7 million for the nine months ended September  30, 2013.   Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.5 million for the nine months ended September  30, 2014, primarily from cash received in connection with employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $0.4 million for the nine months ended September  30, 2013,  primarily from purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of September  30. 2014, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements each of which will expire during or before June 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2014 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September  30, 2014 and 2013. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September  30, 2014 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September  30, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September  30, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In 2014 we announced the availability of Vmoso, a new social, mobile unified communications and collaboration solution.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale, which we released initially in 2009, by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings. To date our Clearvale and BroadVision 9 offerings only contributed to a minor portion of our revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

We have recently introduced Cloud-based offerings. Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software. The new Clear and Clearvale and Vmoso products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers. The Cloud model is also known as Software-as-a-Service, or SaaS. Our SaaS operations rely upon a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by cloud computing service providers. Currently, our worldwide cloud service providers include Amazon Web Services. Any disruption of or interference with our use of cloud computing services would impact our operations and our business would be adversely impacted. BroadVision has limited prior experience in operating Cloud hosting. We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements. Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons. The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth. BroadVision has limited prior experience in estimating the costs of Cloud hosting. If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation. Clearvale allows customers to use basic functions for free, a business practice gaining popularity in our industry. If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of September  30, 2014, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least September  30, 2015. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the nine-months ended September  30, 2014, approximately 61% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 61% and 57% of revenues for the first nine months of 2014 and 2013, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of  41% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of September  30, 2014. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of September  30, 2014, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determinations with respect to mergers and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities; and
•	the payment of dividends on our capital stock.

This control by Dr. Chen could depress the market price of our common stock or delay or prevent a change in control of BroadVision.

Our stock price has been highly volatile.

The trading price of BroadVision common stock ranged from $7.86 per share to $15.30 per share between October 1, 2012 and September  30,  2014. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	Reference is hereby made to Exhibits 3.1 to 3.3
10.1 (5)	First Amendment to Lease Agreement dated September 4, 2014 between BroadVision Inc. and VII Pac Shores Investors, LLC.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September  30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September  30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September  30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the nine months ended September  30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008(File No. 000-28252).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008 (File No. 000-28252).
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 2014 (File No. 001-34205).

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: November 6, 2014	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 6, 2014	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (4)	Certificate of Amendment of Certificate of Incorporation.
3.4 (3)	Amended and Restated Bylaws.
4.1 (1)	Reference is hereby made to Exhibits 3.1 to 3.3
10.1 (5)	First Amendment to Lease Agreement dated September 4, 2014 between BroadVision Inc. and VII Pac Shores Investors, LLC.
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2014, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2014 and December 31, 2013, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2014 and 2013, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2014 and 2013, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252).
(4)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008 (File No. 000-28252).
(5)	Incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 2014 (File No. 001-34205).