Form 10-K
period 2014-12-31
BROADVISION INC
filed 2015-03-13
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2014
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

Yes  No ☑

                As of June 30, 2014, based on the closing sales price as quoted by the NASDAQ, 3,161,770 shares of Common Stock, having an aggregate market value of approximately $30,352,992 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28, 2015, the registrant had 4,832,228 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Parts of the Proxy Statement for the registrant's Annual Meeting of Stockholders to be held in June 2015 are incorporated by reference into Part III of this Annual Report on Form 10-K.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, Clearvale , the Clearvale logo, and Interleaf are our registered trademarks in the United States and/or other countries.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

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

2

  PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical e-business initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, and Enterprise Social Networks (ESN) for communication and collaboration.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2014, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

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

Software Products

Our primary product offerings are software solutions. We also offer a toolkit, framework and library for extending our solutions. Our offerings have the following characteristics and advantages:

•	Track record -- Experience from over 1,000 implementations and over 20 years of experience.
•	Agility, extensibility and configurability -- Integrated tools for rapidly creating e-business applications with modular out-of-the-box capabilities and custom development.
•	Scalability -- Advanced load balancing and multi-layered caching for high concurrent users and transactions.
•	Personalization -- Session and event-based observations for dynamic and targeted navigation.
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

Customers

For the year ended December 31, 2014,  one government entity accounted for more than 10% of our total revenues. For the year ended December 31, 2013, no customer accounted for more than 10% of our total revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2014, our direct sales organization included 16 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in France and Italy.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, Taiwan, and Japan.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2014, approximately 55% of our revenues were derived from international sales. In the twelve months ended December 31, 2013, approximately 60% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2014,  7  employees were engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

Competition

If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to intensify. Our primary competition currently includes:

•	in-house development efforts by prospective customers or partners;
•	other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as JDA, IBM Corporation, Microsoft, Oracle and SAP.
•	other vendors of enterprise social networking platforms or solutions, such as Microsoft’s SharePoint, Jive Software, blueKiwi and Salesforce Chatter.
•	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

•	depth and breadth of functionality offered;
•	availability of knowledgeable developers;
•	time required for application deployment;
•	reliance on industry standards;
•	product reliability;
•	proven track record;
•	scalability;
•	maintainability;
•	product quality;
•	price; and
•	technical support.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998 and expiring in August 2015, on elements of the BroadVision Enterprise product, which covers e-commerce operations common in today's web business. We also hold a U.S. patent, issued January 28, 2014, on the unique concepts and features in our online solution that allows subscribers to connect with other people and share tasks and content. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale", the Clearvale logo and "Interleaf" as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

Research and Development

As of December 31, 2014, we had 94 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products.   Research and development expenses are expensed as incurred.  Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $7.3 million for the year ended December 31, 2014 and $7.1 million for the year ended December 31, 2013.

Employees

As of December 31, 2014, we employed a total of 163 full-time employees, of whom 56 are based in North America, 19 in Europe and 88 in Asia. Of these full-time employees, 23 are in sales and marketing, 94 are in product development, 18 are in global services and client support, and 28 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

                   Our executive officers and their ages and positions as of December 31, 2014 are in the table below.

5
Name	Age	Position
Pehong Chen	57	Chairman, President and Chief Executive Officer
Peter Chu	51	Chief Financial Officer and Vice President Strategy and Product Management

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

Peter Chu was appointed our Chief Financial Officer in July 2014. Mr. Chu also served as our Vice President of Strategy, Product Management and Marketing .Mr. Chu joined the Company in October 2011. Prior to joining BroadVision, Mr. Chu was a Managing Partner at AsiaTech Ventures and Senior Advisor at Inspirior, LLC for over a decade. Mr. Chu holds a BSEE from Stanford University and an MBA from Harvard University.

Shin-Yuan Tzou served as Chief Financial Officer from January 2008 until his resignation in July 2014. Most recently, Dr. Tzou served as our Chief of Staff, responsible for our Sarbanes-Oxley compliance taskforce, successfully streamlining all back-office business processes worldwide across finance, legal, HR, IT, etc. He has also served as the Regional General Manager for the Asia-Pacific-Japan region, heading both Sales and BroadVision Professional Services organizations. Dr. Tzou joined us in 1995, won "Most Valuable Player" award in 1997, and contributed to the design and development of every version of our self-service suite as our Chief

Technology Officer. Prior to BroadVision, Dr. Tzou worked for IBM and Silicon Graphics. He earned his Ph.D. in Computer Science from University of California at Berkeley.

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

We continue to introduce new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

We entered into the business of Enterprise Social Networking, with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale,  by adding new functions and editions.  We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015 we launched our newest communication and collaboration offering, Vmoso. To date our Clearvale and BroadVision 9 offerings only contributed to a minor portion of our revenue and our Vmoso offering has generated no revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

We have introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The Clear and Clearvale products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  Our SaaS operations rely upon a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by cloud computing service providers. Currently, our worldwide cloud service providers include Amazon Web Services. Any disruption of or interference with our use of cloud computing services would impact our operations and our business would be adversely impacted. BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Clearvale allows customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2014, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least December 31, 2015. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2014, approximately 55% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 1998, on elements of the BroadVision platform, which covers electronic commerce operations common in today's web business. and a U.S. patent issued January 2014, on the unique concepts and features of our online solution that allows subscribers to connect with other people and share tasks and content. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale", the Clearvale logo and "Interleaf" as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

We rely in part on technology that we license from third parties or we obtain from open sources, including relational database management systems from Oracle, Microsoft and MySQL; object request broker software originally from IONA Technologies PLC; J2EE from Oracle and JBoss; and others. The loss or malfunction of any third-party technology could harm our business. We integrate or sublicense third-party technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology from Open SSL. Third-party technology might not continue to be available to us on commercially reasonable terms, or at all. Moreover, third-party technology may contain defects that we cannot control. Problems with third-party technology could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed or obtained, and integrated. Delays in introducing our products and services could adversely affect our results of operations.

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

One of the principal features of our products is the ability to develop and maintain profiles of online users to assist business managers in determining the nature of the content to be provided to these online users. Typically, profile information is captured when consumers, business customers and employees visit a web site or use an application and volunteer information in response to survey questions concerning their backgrounds, interests and preferences. Profiles can be augmented over time through the subsequent collection of usage data. Although our products are designed to enable the development of applications that permit web site visitors and application users while preventing the distribution of any of their personal data beyond that specific web site or application, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. The mere perception by prospective customers that substantial security and privacy concerns exist among online users, whether or not valid, may indirectly inhibit market acceptance of our products.

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online. In addition, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. While we adhere to the privacy policies published with our solutions, we could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.  In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with customers in Europe.

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

A total of 55% and 60% of our fiscal year 2014 and 2013 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 41% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of December 31, 2014. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2014, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $5.47 per share to $15.30 per share between January 1, 2013 and December 31, 2014. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 2. PROPERTIES

As of December 31, 2014, we leased approximately 30,969 square feet of office space, consisting of

•

Our headquarters of 16,399 square feet at Pacific Shores Center in Redwood City, California, used for research and development, technical support, sales, marketing, consulting, training and administration;

•	Beijing, China office of 8,414 square feet used primarily for research and development, sales, marketing and customer services; and
•	Small regional offices used primarily for sales, marketing and customer services in Waltham, MA; Paris, France; Milan, Italy; Tokyo, Japan; Taipei, Taiwan; and Bangalore, India.

We fully occupied all of our leased office spaces as of December 31, 2014.  We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business.

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

	High	Low
Fiscal Year 2014
First Quarter	$15.30	$9.51
Second Quarter	11.30	8.52
Third Quarter	10.32	8.62
Fourth Quarter	8.95	5.47
Fiscal Year 2013
First Quarter	11.89	8.10
Second Quarter	10.22	8.20
Third Quarter	11.20	8.51
Fourth Quarter	10.85	9.25

 As of February 28, 2015, there were 159 holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 11, 2015, the last sale price reported on the NASDAQ Global Market for BroadVision common stock was $5.88 per share.

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

We generated net income in years 2007 and 2009; and net loss in years 2008, 2010, 2011, 2012, 2013 and 2014. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations in 2014 faced two challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continued to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total 2014 revenues of $13.6 million were lower compared to total 2013 revenues of $15.6 million, with the decrease mainly in legacy maintenance revenue.  The continued growth in Clearvale’s subscription revenue  is unable to offset the lack of growth in legacy base.  We will continue to diligently invest in new technologies in an effort to  maintain our competitive advantages in the mobile, social and messaging and collaboration space.

Obligations to Related Parties

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB). In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $400,000 per quarter for the foreseeable future.

In 2014, we executed a renewal contract with a third party customer of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $166,000.  In 2013, we executed a renewal contract with the same customer with an associated value of $156,000. We recognized $164,000 and $155,000 of license revenue for the fiscal year 2014 and 2013, respectively.

RECENT ACCOUNTING PRONOUNCEMENTS

See Note 1 to the Consolidated Financial Statements for a full description of recent accounting pronouncements, including the expected dates of adoption and expected impacts on the results of operations and financial condition, which is incorporated herein by reference.

Critical Accounting Policies, Judgments and Estimates

This management's discussion and analysis of our financial condition and results of operations is based upon our Consolidated Financial Statements, which have been prepared in accordance with U.S. GAAP. In preparing these financial statements, we are required to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses, and related disclosures of contingent assets and liabilities. On an ongoing basis, we evaluate our estimates, including those related to receivable reserves, stock-based compensation, investments and income taxes, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following critical accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Receivable Reserves

              Occasionally, our customers experience financial difficulty after we recognize the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2014,  have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write it off against the receivable reserve.

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

Further details related to our Stock Benefit Plans and our adoption of ASC 718-10 are provided in Note 7 – Stockholders' Equity in the Notes to our Consolidated Financial Statements.

Statements of Comprehensive Loss as a Percentage of Total Revenues

The following table sets forth certain items reflected in our Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated.

	Years Ended December 31,
	2014	2013
Revenues:
Software licenses	48%	37%
Services	52	63
Total revenues	100	100
Cost of revenues:
Cost of software revenues	1	1
Cost of services	32	30
Total cost of revenues	33	31
Gross profit	67	69
Operating expenses:
Research and development	54	45
Sales and marketing	38	36
General and administrative	29	25
Total operating expenses	121	106
Operating loss	(54)	(37)
Other (loss) income, net	(15)	3
Loss before income taxes	(69)	(34)
Provision for income taxes	(1)	(1)
Net loss	(70)%	(35)%

     Results of Operations

Revenues.     License revenue from the sales of software licenses for the year ended December 31, 2014 was $6.5 million, up $0.8 million, or 14% from $5.7 million for the year ended December 31, 2013. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2014 was $4.1 million, down $2.2 million, or 35% from $6.3 million for the year ended December 31, 2013.  Consulting revenue, which is generally related to services in connection with our licensed software, for the year ended 2014 was $3.0 million, down $0.5 million, or 14% from $3.6 million for the year ended December 31, 2013. Total 2014 revenues of $13.6 million were lower compared to total 2013 revenues of $15.6 million, with the decrease mainly resulting from decreased legacy maintenance revenue.  Even with the continued growth in Clearvale’s subscription revenue, it is unable to offset the decrease in revenue from legacy base.

Cost of software licenses.    Cost of software licenses includes the net costs of our Cloud hosting operation, product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses for the year ended December 31, 2014 was $149,000, down  $34,000, from $183,000 for the year ended December 31, 2013. The decrease was primarily due to more efficient usage in our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2014 was $4.4 million, down $0.3 million, or 6% from $4.7 million for the year ended December 31, 2013.  This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

 Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended December 31, 2014 were $7.3 million, up $0.2 million, or 3% from $7.1 million for the year ended December 31, 2013.  Our increase in research and development expenses in 2014 was mainly attributable to higher employee related costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2014  were $5.2 million, down $0.4 million, or 7% from $5.6 million for the year ended December 31, 2013.   Sales and marketing expenses in 2014 decreased due to the reduction of employee headcount and related costs.

General and administrative.    General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the years ended December 31, 2014 and 2013 were approximately $3.9 million.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $54,000 in interest income for the year ended December 31, 2014 from our cash and cash equivalents as well as short-term investment balances in 2014, down $81,000, or 60%, from $135,000 in interest income for the year ended December 31, 2013.  This decrease was due to the lower interest rates of our investments in 2014 as compared to 2013.

    Other (loss) income, net.   Other (loss) income, net was ($1,981,000) for the year ended December 31, 2014, down from  $342,000 for the year ended December 31, 2013. In 2014 and 2013, other (loss) income, net was primarily a result of unrealized currency rate fluctuations on our Euro assets.

    Provision for income taxes.   We recorded income tax expenses of $157,000 and $122,000 for the years ended December 31, 2014 and 2013, respectively. The tax expenses for 2014 and 2013  were primarily due to the foreign provision and the foreign withholding tax for the tax years.

Liquidity and Capital Resources

Background and Overview

At December 31, 2014, our current assets exceeded our current liabilities by approximately $36.0 million. Our management believes that our cash and cash equivalents and short-term investments as of December 31, 2014 will be sufficient to fund operations through at least December 31, 2015.

As of December 31, 2014, we had $24.9 million of cash and $12.1 million of short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances at December 31, 2014 declined by $9.3 million compared to December 31, 2013 levels.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statement of Cash Flow during year 2014.

We anticipate that our existing cash and cash equivalents and short-term investments will continue to be used primarily to fund our operating activities.

The following table represents our liquidity indicators at December 31, 2014 and 2013 (dollars in thousands):

	December 31,
	2014	2013
Cash and cash equivalents	$24,941	$36,865
Short-term investments	$12,138	$9,535
Working capital	$36,045	$43,754
Working capital ratio	7.63	6.90

Cash Used for Operating Activities

Cash used for operating activities was $10.0 million for fiscal year 2014.  Net cash used by operating activities in this period consisted primarily of a $7.4 million operating loss, and changes in operating assets and liabilities offset by noncash items during fiscal year 2014.

Cash used for operating activities was $6.3 million for fiscal year 2013.  Net cash used by operating activities in this period consisted primarily of a $5.7 million operating loss, and changes in operating assets and liabilities offset by noncash items during fiscal year 2013.

Cash (Used For) Provided By Investing Activities

 Cash used for investing activities in fiscal year 2014 was $2.6 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit. Cash provided by investing activities in fiscal 2013 was $18.9 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $557,000 in fiscal year  2014, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options. Cash provided by financing activities was $484,000 in fiscal year 2013, primarily attributable to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2014, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our consolidated balance sheets as of December 31, 2014 and 2013.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2018. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2014, total future minimum lease payments are $2.8 million under non-cancelable operating lease agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BroadVision, Inc.

Board of Directors and Stockholders of

BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. as of December 31, 2014 and 2013 and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2014. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. as of December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ OUM & Co. LLP

San Francisco, California

March  13, 2015

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$24,941	$36,865
Short-term investments	12,138	9,535
Accounts receivable, net of reserves of $213 and $216 as of December 31, 2014 and 2013, respectively	3,286	3,533
Prepaids and other	1,119	1,238
Total current asset	41,484	51,171
Property and equipment, net	148	242
Other assets	194	196
Total assets	$41,826	$51,609
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$482	$503
Accrued expenses	2,292	2,425
Unearned revenue	1,638	2,507
Deferred maintenance	1,027	1,982
Total current liabilities	5,439	7,417
Other non-current liabilities	774	778
Total liabilities	6,213	8,195
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,832 and 4,754 shares issued and outstanding as of December 31, 2014 and 2013, respectively	-	-
Additional paid-in capital	1,268,243	1,266,686
Accumulated other comprehensive loss	(733)	(856)
Accumulated deficit	(1,231,897)	(1,222,416)
Total stockholders' equity	35,613	43,414
Total liabilities and stockholders' equity	$41,826	$51,609

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2014	2013
Revenues:
Software licenses	$6,495	$5,744
Services	7,090	9,855
Total revenues	13,585	15,599
Cost of revenues:
Cost of software revenues	149	183
Cost of services	4,406	4,658
Total cost of revenues	4,555	4,841
Gross profit	9,030	10,758
Operating expenses:
Research and development	7,311	7,067
Sales and marketing	5,214	5,617
General and administrative	3,902	3,851
Total operating expenses	16,427	16,535
Operating loss	(7,397)	(5,777)
Other (loss) income:
Interest income, net	54	135
Other (loss) income, net	(1,981)	342
Total other (loss) income	(1,927)	477
Loss before income taxes	(9,324)	(5,300)
Provision for income taxes	(157)	(122)
Net loss	(9,481)	(5,422)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	123	(2)
Comprehensive loss	$(9,358)	$(5,424)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(1.98)	$(1.15)
Shares used in computing:
Weighted average shares-basic and diluted	4,799	4,713

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2012	4,685	$-	$1,265,505	$(854)	$(1,216,994)	$47,657
Net loss		-			(5,422)	(5,422)
Other comprehensive (loss) income				(2)		(2)
Stock-based compensation			697			697
Issuance of common stock from restricted stock awards	6	-	-			-
Issuance of common stock under employee stock purchase plan	52	-	382			382
Issuance of common stock from exercise of options	11	-	102			102
Balances as of December 31, 2013	4,754	$-	$1,266,686	$(856)	$(1,222,416)	$43,414
Net loss					(9,481)	(9,481)
Other comprehensive (loss) income				123		123
Stock-based compensation			1,000			1,000
Issuance of common stock from restricted stock awards	7		-			-
Issuance of common stock under employee stock purchase plan	47		332			332
Issuance of common stock from exercise of options	24		225			225
Balances as of December 31, 2014	4,832	$-	$1,268,243	$(733)	$(1,231,897)	$35,613

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2014	2013
Cash flows from operating activities:
Net loss	$(9,481)	$(5,422)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	118	134
Stock-based compensation	1,000	697
Other	63	81
Changes in operating assets and liabilities:
Accounts receivable	184	405
Prepaids and other	119	(163)
Other non-current assets	2	9
Accounts payable and accrued expenses	(155)	9
Unearned revenue and deferred maintenance	(1,824)	(1,633)
Other noncurrent liabilities	(4)	(409)
Net cash used for operating activities	(9,978)	(6,292)
Cash flows from investing activities:
Purchase of property and equipment	(24)	(70)
Purchase of short-term investment	(12,310)	(12,547)
Maturities of short-term investment	9,708	31,503
Net cash (used for) provided by investing activities	(2,626)	18,886
Cash flows from financing activities:
Proceeds from issuance of common stock, net	332	382
Proceeds from exercise of common stock options, net	225	102
Net cash provided by financing activities	557	484
Effect of exchange rates on cash and cash equivalents	123	(2)
Net (decrease) increase in cash and cash equivalents	(11,924)	13,076
Cash and cash equivalents at beginning of year	36,865	23,789
Cash and cash equivalents at end of year	$24,941	$36,865

Supplemental Cash flows disclosures:
Cash (refund) paid for income taxes	$(138)	$31

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

 Use of Estimates

The preparation of Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate the reasonableness of our estimates, including those related to receivable reserves, stock-based compensation, investments and income taxes, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions. We believe the following significant accounting policies reflect the more significant judgments and estimates used in the preparation of our Consolidated Financial Statements.

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

Services Revenues

Consulting services revenues and training revenues are recognized as such services are performed.  These services are not essential to the functionality of the software. We record reimbursements from our customers for out-of-pocket expenses as an increase to services revenues.

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

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2014 and 2013, respectively.  Our short-term investments’ contractual maturities occur before November 2015.  Total interest income during fiscal years 2014 and 2013 was $54,000 and $135,000, respectively.

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $1,000 and $28,000 in 2014 and 2013, respectively.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we recognize the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2014, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $4.8 million and $6.4 million on December 31, 2014 and 2013, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

For the year ended December 31, 2014, one government entity accounted for  11% of our total revenues. For the year ended December 31, 2013, no customer accounted for more than 10% of our total revenues.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2014 and 2013 (in thousands) were as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$24,726	$24,726	$-	$-
Money market funds	215	215	-	-
Total cash and cash equivalents	$24,941	$24,941	$-	$-
Fixed income securities
Corporate bonds - financial	$9,094	$-	$9,094	$-
Corporate bonds - industrial	1,832		1,832
Certificates of deposits	1,212	-	1,212	-
Total fixed income securities	$12,138	$-	$12,138	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2013	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$36,814	$36,814	$-	$-
Money market funds	51	51	-	-
Total cash and cash equivalents	$36,865	$36,865	$-	$-
Fixed income securities
Corporate bonds - financial	7,227	$-	$7,227	$-
International bonds - financial	2,308	-	2,308	-
Total fixed income securities	$9,535	$-	$9,535	$-

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

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2014, we had 1,078,912 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2014, we had 66,225 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

       Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase.

As of December 31, 2014, we had 184,350 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000 under Section 423(b)(8) of the Internal Revenue Code of 1986, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2014 and 2013, we received a total of $332,000 and $382,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2014 and 2013 is as follows (in thousands):

	Years Ended December 31,
	2014	2013
Cost of services	$137	$91
Research and development	279	155
Sales and marketing	396	334
General and administrative	188	117
	$1,000	$697

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

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2014 and 2013:

	Years Ended December 31,
	2014		2013
Expected volatility	65%		69%
Expected dividends	0%		0%
Expected term (in years)	6.25	year	6.25	year
Risk free interest rate	2%		2%

  The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2014		2013
Expected volatility	29%		38%
Weighted average volatility	35%		38%
Risk-free interest rate	0%		0%
Expected term (in years)	1	year	1	year
Expected dividend yield	0%		0%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2014 and 2013, were $2.4 and $2.2, respectively.

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

	Years Ended December 31,
	2014	2013
Net Loss	$(9,481)	$(5,422)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,799	4,713
Basic and diluted net loss per share	$(1.98)	$(1.15)

Foreign Currency Transactions

The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2014 and 2013, translation income (loss) was $123,000 and $(2,000), respectively, and is included in other comprehensive income (loss) account in the Consolidated Statements of Stockholder's Equity.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive income (loss), which consist of cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, only consisting of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2013	$(856)
Net change during period	123
Balance, December 31, 2014	$(733)

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

 Recent Accounting Pronouncements

In May 2014, the FASB issued changes to the recognition of revenue from contracts with customers. These changes created a comprehensive framework for all entities in all industries to apply in the determination of when to recognize revenue, and, therefore, supersede virtually all existing revenue recognition requirements and guidance. This framework is expected to result in less complex guidance in application while providing a consistent and comparable methodology for revenue recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this principle, an entity should apply the following steps: (i) identify the contract(s) with a customer, (ii) identify the performance obligations in the contract(s), (iii) determine the transaction price, (iv) allocate the transaction price to the performance obligations in the contract(s), and (v) recognize revenue when, or as, the entity satisfies a performance obligation. These changes become effective for us on January 1, 2017. We are currently evaluating the potential impact of these changes on our consolidated financial statements.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2014	2013
Furniture and fixtures	$184	$187
Computer and software	2,214	3,088
Leasehold improvements	178	205
Total property and equipment	2,576	3,480
Less accumulated depreciation and amortization	(2,428)	(3,238)
Property and equipment, net	$148	$242

            Depreciation and amortization expense for the years ended December 31, 2014 and 2013 was $118,000 and $134,000, respectively. We retired $83,000 and $273,000 in fully depreciated property and equipment in 2014 and 2013, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2014	2013
Employee benefits	$799	$826
Income tax	265	240
Sales and other taxes	101	297
Commissions and bonuses	251	172
Customer advances	27	27
Deferred rent	50	125
Other	799	738
Total accrued expenses	$2,292	$2,425

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2014	2013
Deferred maintenance and unearned revenue	$261	$234
Other	513	544
Total other non-current liabilities	$774	$778

Note 5---Income Taxes

        Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2014	2013
Domestic	$(6,963)	$(4,584)
Foreign	(2,361)	(716)
Loss before income taxes	$(9,324)	$(5,300)

The components of (expense for income taxes are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Current:
Federal	$(22)	$-
State	(2)	(7)
Foreign	(133)	(115)
Total current	(157)	(122)
Deferred:
Federal	-	-
State	-	-
Total deferred	-	-
Provision for income taxes	$(157)	$(122)
	.

The differences between the (expense)/benefit for income taxes computed at the federal statutory rate of 35% and our actual income tax (expense)/benefit for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Expected income tax benefit	$3,263	$1,855
Expected state income taxes expense, net of federal tax benefit	(2,212)	(4)
Research and development credit	262	248
Foreign taxes and foreign loss not benefited	(929)	(339)
Change in valuation allowance	55	(1,590)
Stock-based compensation	(342)	(64)
True-ups	(162)	187
Unrealized tax benefits	(9)	(327)
Others	(83)	(88)
Provision for income taxes	$(157)	$(122)

The individual components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2014	2013
Deferred tax assets:
Depreciation and amortization	$423	$747
Accrued, allowance and others	3,477	2,637
Net operating losses	203,536	204,173
Tax credits	8,139	7,676
Unrealized losses on marketable securities	-	397
Total deferred tax assets	215,575	215,630
Less: valuation allowance	(215,575)	(215,630)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2014 and 2013, due to the uncertainty regarding their future realization. The total valuation allowance decreased $55,000 from December 31, 2013 to December 31, 2014.

As of December 31, 2014, we had federal and state net operating loss ("NOL") carryforwards of approximately $562,830,000 and $47,210,000, subject to Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock based compensation for which a benefit would be recorded in additional paid-in capital when realized of $2,650,000 and $1,907,000 respectively.   Our federal net operating loss carryforwards expire in various years from 2018 through 2034, if not used. The state net operating loss carryforwards expire in various years from 2015 to 2034, if not used.

The American Taxpayer Relief Act of 2012 was enacted on January 2, 2012.  The Act reinstated the research and development credit retroactively to January 1, 2012.  As the date of enactment was in 2013, we did not claim any federal tax benefit for the 2012 federal research and development credit until 2013.  Due to the projected loss for the year with a full valuation allowance against its deferred tax assets, there is no tax impact for 2013 and 2014. As of December 31, 2014, we had federal and state research and development credit carryforwards of approximately $6,481,000 and $5,567,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2018 through 2034, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 2014.

 We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2014 and 2013 were $2,915,000 and $2,777,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $160,000 as of December 31, 2014 and 2013, respectively.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2014 is as follows (in thousands):

Balance at January 1, 2014	$2,777
Additions based on tax provisions related to the current year	139
Additions for tax provisions of prior year	-
Settlements	-
Lapse of the statute of limitation	(1)
Balance at December 31, 2014	$2,915

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2014 and 2013,  respectively, we did not recognize any interest and penalties.

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years 1998 and forward remain open in several jurisdictions due to the NOL carryforward from those tax years.

It is possible that the amount of our liability for unrecognized tax benefits may change within the next 12 months.  However, an estimate of the range of possible changes cannot be made at this time.

Note 6 - Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2014 and 2013, respectively.

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

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2014 and 2013. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2018. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2015	$859
2016	799
2017	779
2018	365
2019 and thereafter	-
Total minimum lease payments	$2,802

As of December 31, 2014 we do not have any estimated future facilities costs as a restructuring accrual.

Rent expense for the years ended December 31, 2014, and 2013 was $1,200,000 and $1,300,000, respectively.

 Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 7---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2014, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2014, we had reserved 168,627 common shares for future issuance upon the exercise of stock options.

Activity in our stock option plans is as follows (in thousands, except per share amount and years):

	Year Ended December 31, 2014
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of period	664	$12.08
Granted	404	$7.23
Exercised	(24)	$9.26		$4
Forfeited	(117)	$10.63
Expired	(79)	$19.52
Outstanding at end of period	848	$9.35	8.58	$3
Options exercisable at end of period	258	$12.68	6.93	$-
Options vested and expected to vest at end of period	675	$9.79	8.35	$2

The weighted-average fair market value per share of options granted under our stock option plans during fiscal 2014 and 2013 was $4.42 and $6.02, respectively.

We granted 6,870 shares of restricted stock to the non-employee members of our Board of Directors in June 2014, and recorded a stock-based compensation expense of $65,000.  We granted 6,809 shares of restricted stock to the non-employee members of our Board of Directors in 2013, and recorded a stock-based compensation expense of $65,000. The restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2014, total unrecognized compensation cost related to unvested stock options was $2,679,000, which is expected to be recognized over the remaining weighted-average vesting periods of 1.68 years. During the year ended December 31, 2014 and 2013, we have received cash of $557,000 and $484,000, respectively from the exercise of stock options and employee stock purchases.

Note 8---Geographic, Segment and Significant Customer Information

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

	Years Ended December 31,
	2014	2013
Software licenses	$6,495	$5,744
Consulting services	3,017	3,555
Maintenance	4,073	6,300
Total revenues	$13,585	$15,599

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2014	2013
Americas	$6,171	$6,264
Europe	2,758	4,495
Asia/Pacific	4,656	4,840
Total revenues	$13,585	$15,599

In 2014, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 66% in Asia Pacific in 2014.

Note 9---Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB). In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $400,000 per quarter for the foreseeable future.

In 2014, we executed a renewal contract with a third party customer of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license value associated with that contract is $166,000.  In 2013, we executed a renewal contract with the same customer with an associated value of $156,000. We recognized $164,000 and $155,000 of license revenue for the fiscal year 2014 and 2013, respectively.

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to the lower of 100% of their compensation or the IRS annual maximum. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We have funded $88,000 and $90,000 for the year ended December 31, 2014 and 2013, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2014.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2014 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2014 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the year ended December 31, 2014 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the Annual Meeting of Stockholders to be held in June 2015 (the Proxy Statement) under the sections captioned "Proposal 1 -- Election of Directors", "Executive Compensation", "Information about the Board of Directors -- Code of Business Ethics and Conduct", "Board Committees and Meetings" and "Section 16(a) Beneficial Ownership Reporting Compliance".

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

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2014 and 2013

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2014 and 2013

Consolidated Statements of Cash Flows for the years ended December 31, 2014 and 2013

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 13th day of March 2015.

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

Signature	Title	Date

/s/ Pehong Chen		March 13, 2015
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter Chu
Peter Chu	Chief Financial Officer and Vice President of Strategy and Product Management (Principal Financial and Accounting Officer)	March 13, 2015

/s/ Francois Stieger		March 13, 2015
Francois Stieger	Director

/s/ James D. Dixon		March 13, 2015
James D. Dixon	Director

/s/ Robert Lee		March 13, 2015
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2014	$216	$54	$(57)	$213
Year Ended December 31, 2013	$140	$81	$(5)	$216

  (1) Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2014

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(15)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(12)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(14)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(17)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)	Terms and Conditions, dated January 1, 1995, between the Company and IONA Technologies LTD.
10.7(5)	BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009.
10.8(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.9(4)(b)	Independent Software Vendor Agreement, effective January 1, 1998, between the Company and IONA Technologies, PLC, as amended.
10.10(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.11(9)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.12(9)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.13(10)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.14(13)	Amendment No. 5 to IONA Independent Software Vendor Agreement, dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.15(11)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.16(16)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.17(17)	Amended & Restated 2006 Equity Incentive Plan, as amended (the "Amended & Restated Plan").
10.18(18)(a)	2009 Employee Profit Sharing Plan.
10.19(19)	Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan.
10.20(20)	Form of Option Grant Notice under the Amended and Restated Plan.
10.21(21)	Form of Stock Option Agreement under the Amended & Restated Plan.
10.22(22)	Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C.
10.23(23)	First Amendment to Lease Agreement dated September 4, 2014 between BroadVision Inc. and VII Pac Shores Investors, LLC.
101.INS	XBRL Instance
101.SCH	XBRLTaxonomy Extension Schema
101.CAL	XBRLTaxonomy Extension Calculation
101.LAB	XBRLTaxonomy Extension Labels
101.PRE	XBRLTaxonomy Extension Presentations
101.DEF	XBRLTaxonomy Extension Definition

21.1	Subsidiaries of the Company.
23.1	Consent of OUM & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004 (File No. 000-28252).
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005 (File No. 000-28252).
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004 (File No. 000-28252).
(14) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 17, 2004 (File No. 333-121430).
(15) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205).
(17) Incorporated by reference to the Company's Proxy Statement filed on March 17, 2009 (File No. 001-34205).
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 23, 2009 (File No. 001-34205).
(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-28252).
(20) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 6, 2006 (File No. 333-138461).
(21) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on May 8, 2009 (File No. 333-159075).
(22) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 18, 2012 (File No. 001-34205).
(23) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 2014 (File No. 001-34205).