Form 10-Q
period 2015-03-31
BROADVISION INC
filed 2015-05-08
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March  31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________ to __________

Commission File Number 001-34205

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

As of April  30, 2015, the registrant had 4,848,443 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March  31, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2015	2014
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$25,078	$24,941
Short-term investments	11,203	12,138
Accounts receivable, net of reserves of $104 and $213 as of March 31, 2015 and December 31, 2014, respectively	2,023	3,286
Prepaids and other	1,300	1,119
Total current assets	39,604	41,484
Property and equipment, net	124	148
Other assets	200	194
Total assets	$39,928	$41,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$729	$482
Accrued expenses	1,841	2,292
Unearned revenue	1,887	1,638
Deferred maintenance	1,684	1,027
Total current liabilities	6,141	5,439
Other non-current liabilities	1,190	774
Total liabilities	7,331	6,213
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,848 and 4,832 shares issued and outstanding as of March 31, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	1,268,607	1,268,243
Accumulated other comprehensive loss	(558)	(733)
Accumulated deficit	(1,235,452)	(1,231,897)
Total stockholders’ equity	32,597	35,613
Total liabilities and stockholders’ equity	$39,928	$41,826

* Derived from audited consolidated financial statements filed in the Company’s 2014 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Software licenses	$1,087	$1,226
Services	1,409	1,768
Total revenues	2,496	2,994
Cost of revenues:
Cost of software revenues	45	44
Cost of services	717	990
Total cost of revenues	762	1,034
Gross profit	1,734	1,960
Operating expenses:
Research and development	1,858	1,829
Sales and marketing	1,140	1,507
General and administrative	888	1,000
Total operating expenses	3,886	4,336
Operating loss	(2,152)	(2,376)
Interest income, net	11	17
Other (expense) income, net	(1,399)	23
Loss before provision for income taxes	(3,540)	(2,336)
Provision for income taxes	(15)	(3)
Net loss	(3,555)	(2,339)
Other comprehensive gain (loss), net of tax:
Foreign currency translation adjustment	175	22
Comprehensive loss	$(3,380)	$(2,317)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.74)	$(0.49)
Shares used in computing:
Weighted average shares, basic and diluted	4,833	4,770

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(3,555)	$(2,339)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	27	26
Stock-based compensation	290	251
Provision of receivable reserves	(43)	30
Changes in operating assets and liabilities:
Accounts receivable	1,306	843
Prepaids and other	(181)	(172)
Other non-current assets	(6)	(1)
Accounts payable and accrued expenses	(204)	(202)
Unearned revenue and deferred maintenance	905	679
Other noncurrent liabilities	416	29
Net cash used for operating activities	(1,045)	(856)
Cash flows from investing activities:
Purchase of property and equipment	(3)	(7)
Purchase of short-term investments	(5,828)	(4,603)
Maturities of short-term investments	6,763	3,107
Net cash provided by (used for) investing activities	932	(1,503)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	75	101
Proceeds from exercise of common stock options, net	-	222
Net cash provided by financing activities	75	323
Effect of exchange rates on cash and cash equivalents	175	22
Net increase (decrease) in cash and cash equivalents	137	(2,014)
Cash and cash equivalents at beginning of period	24,941	36,865
Cash and cash equivalents at end of period	$25,078	$34,851

 See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

 (Unaudited)

Note 1. Organization and Summary of Significant Accounting Policies

Broadvision, Inc. was incorporated in Delaware in May 1993.  Except where specifically noted or the context otherwise requires, the use of terms such as the “Company”, “Broadvision,” “we” and “our” in these Notes to Condensed Consolidated Financial Statements refers to Broadvision, Inc. and its subsidiaries.

BroadVision is a global provider of social business solutions, focused first and foremost on real people and how they work. We are communication and technology experts with a passion for revolutionizing business through collaboration.

There have been no material changes in our critical accounting policies, estimates and judgments during the three-month period ended March  31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March  31, 2015 and March  31,  2014 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2014 Annual Report on Form 10-K filed with the SEC on March 13, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included.  Operating results for the three months ended March  31, 2015 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March  31, 2015 and 2014 (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Cost of services	$46	$33
Research and development	81	58

Sales and marketing	99	120
General and administrative	64	40
	$290	$251

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

	Three Months Ended
	March 31,
	2015	2014
Net Loss	$(3,555)	$(2,339)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,833	4,770
Basic and diluted net loss per share	$(0.74)	$(0.49)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the three months ended March  31, 2015, and 2014, translation gain was  $175,000 and $22,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2014	$(733)
Net change during period	175
Balance, March 31, 2015	$(558)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which amended the existing accounting standards for revenue recognition and will supersede most existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 establishes principles to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us in our first quarter of fiscal 2017 using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. Early adoption is not permitted. We have not selected a transition method and are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements and related disclosures.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for the first interim period within annual reporting periods beginning after December 15, 2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Employee benefits	$778	$799
Commissions and bonuses	164	251
Sales and other taxes	106	101
Income tax and tax contingencies	287	265
Customer advances	3	27
Deferred rent	36	50
Other	467	799
Total accrued expenses	$1,841	$2,292

 Other non-current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2015	2014
	(unaudited)
Deferred maintenance and unearned revenue	$690	$261
Other	500	513
Total other non-current liabilities	$1,190	$774

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March  31, 2015 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$24,028	$24,028	$-	$-
Money market funds	1,050	1,050	-	-
Total cash and cash equivalents	$25,078	$25,078	$-	$-
Fixed income securities
Certificates of deposits	$1,082	$-	$1,082	$-
Corporate bonds - financial	4,779	-	4,779	-
Corporate bonds - industrial	5,342	-	5,342	-
Total fixed income securities	$11,203	$-	$11,203	$-

   Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March  31, 2015 and December 31, 2014, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March  31, 2015 and December 31, 2014, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March  31, 2015 or December 31, 2014. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire during or before June, 2018. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of March  31, 2015 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2015 (nine months)	$612
2016	799
2017	779
2018	365
2019 and thereafter	-
Total minimum lease payments	$2,555

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2015	2014
Software licenses	$1,087	$1,226
Consulting services	551	601
Maintenance	858	1,167
Total revenues	$2,496	$2,994

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2015	2014
Americas	$1,098	$1,158
Europe	622	775
Asia/Pacific	776	1,061
Total revenues	$2,496	$2,994

For the three -month periods ended March  31, 2015 and 2014, none of our customers accounted for more than 10% of our revenues.

Note 6. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO, and largest stockholder and in which our CFO, Peter Chu holds a minority interest.  We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from Capital Transactions, defined as any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members under the BVD Operating Agreement, with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”).  We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB). In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $400,000 per quarter for the foreseeable future.

In April 2014, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member.   The total renewal license associated with that contract is $166,000.  We recognized $42,000 of license revenue related to this contract for the first quarter of 2015.

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

Critical Accounting Policies, Estimates and Judgments

 There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, other than as disclosed herein.

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

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2015	2014
Revenues:
Software licenses	44%	41%
Services	56	59
Total revenues	100	100
Cost of revenues:
Cost of software revenues	2	2
Cost of services	29	33
Total cost of revenues	31	35
Gross profit	69	65
Operating expenses:
Research and development	74	61
Sales and marketing	46	50
General and administrative	35	33
Total operating expenses	155	144
Operating loss	(86)	(79)
Interest income, net	-	-
Other (expense) income, net	(56)	1
Loss before provision for income taxes	(142)	(78)
Provision for income taxes	(1)	-
Net loss	(143)%	(78)%

Revenues.    License revenue from the sales of software licenses for the three months ended March 31, 2015 was $1.0 million, down $0.2 million, or 16% from $1.2 million for the three months ended March 31, 2014. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March  31, 2015  was $0.9 million, down $0.3 million, or 25% from $1.2 million for the three months ended March  31, 2014. Consulting revenue, which is generally related to services in connection with our licensed software for the three months ended March  31, 2015 and 2014 remained unchanged at $0.6 million. Revenues for the three months ended March  31, 2015 were $2.5 million, down  $0.5 million, or 16%  from revenues for the three months ended March  31, 2014, mainly due to the decline of our legacy business.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended March  31,  2015 increased to $45,000 compared to $44,000 for the same period in the prior year. The increase was primarily due to more usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $0.7 million for the three months ended March  31, 2015,  down $0.3 million, or 30%, from $1.0 million for the three months ended March  31, 2014.  This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at  approximately $1.8 million for the three months ended March  31, 2015 and 2014.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.1 million for the three months ended March  31, 2015, down $0.4 million, or 26%, from $1.5 million for the three months ended March  31, 2014.   This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were  $0.9 million for the three months ended March  31, 2015,  down $0.1 million, or 10%, from $1.0 million for the three month periods ended March  31, 2014.    This decrease was mainly the result of a reduction of employee-related costs.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $11,000 and $17,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March  31, 2015 and 2014, respectively.

Other (expense) income, net.   Other (expense) income, net during the three months ended March  31, 2015, was a loss of $1.4 million compared to a gain  of $23,000 for the three months ended March  31, 2014. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $15,000 for the three months ended March  31, 2015 compared to a provision for income tax of $3,000 for the three months ended March  31, 2014.  The increase for the three months ended March 31, 2015 primarily relates to anticipated foreign income tax expenses.

Liquidity and Capital Resources

Overview

As of March  31, 2015, we  had $36.2  million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $37.1 million of cash and cash equivalents and short-term investments at December 31, 2014.

We continued to focus on expense control in the first quarter of 2015.  Operating expenses for the first quarter of 2015 and 2014 were $3.9 million and $4.0 million, respectively. For the three months ended March  31, 2015, net loss was $3.5 million, or ($0.74) per share. This compares to net loss of $2.3 million, or ($0.49) per share, for the three months ended  March  31, 2014.

The following table represents our liquidity at March  31, 2015 and December 31, 2014 (dollars in thousands):

	March 31,	December 31,
	2015	2014

Cash and cash equivalents	$25,078	$24,941
Short-term investments	$11,203	$12,138
Working capital	$33,463	$36,045
Working capital ratio	6.45	7.63

Cash Used For Operating Activities

Cash used for operating activities was $1.0 million for the three months ended March  31, 2015, mainly attributable to a $2.2 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $0.9 million for the three months ended March  31, 2014, mainly attributable to a $2.4 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Provided By (Used For) Investing Activities

Cash used for investing activities was $0.9 million for the three months ended March  31, 2015.  Cash provided by investing activities was $1.5 million for the three months ended March  31, 2014.  Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash  provided by financing activities was $0.1 million for the three months ended March  31, 2015, primarily from cash received in connection with purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $0.3 million for the three months ended March  31, 2014,  primarily from employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of March  31, 2015, we leased our headquarters facility and other facilities under non-cancelable operating lease agreements each of which will expire during or before June 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2015 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of March  31, 2015 and 2014. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March  31, 2015 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March  31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March  31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2015, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least March 31, 2016. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended March 31, 2015, approximately 56% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Changes in privacy laws, regulations, and standards may cause our business to suffer.

Personal privacy and data security have become significant issues in the United States, Europe, and in many other jurisdictions where we offer our products. The regulatory framework for privacy and security issues worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. Federal, state, or foreign government bodies or agencies have in the past adopted, and may in the future adopt, laws and regulations affecting data privacy and the use of the Internet as a commercial medium. Industry organizations also regularly adopt and advocate for new standards in this area. In the United States, these include rules and regulations promulgated under the authority of federal agencies and state attorneys general and legislatures and consumer protection agencies. Internationally, many jurisdictions in which we operate have established its own data security and privacy legal framework with which we or our customers must comply, including but not limited to the Data Protection Directive, or the Directive, established in the European Union and data protection legislation of the individual member states subject to the Directive. The Directive may be replaced in time with the pending European General Data Protection

Regulation which may impose additional obligations and risk upon our business. In many jurisdictions, enforcement actions and consequences for noncompliance are also rising. In addition to government regulation, privacy advocates and industry groups may propose new and different self-regulatory standards that either legally or contractually apply to us. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit sales, and adversely affect our business. Furthermore, the costs of compliance with, and other burdens imposed by, the laws, regulations, and policies that are applicable to the businesses of our customers may limit the use and adoption of, and reduce the overall demand for, our products. Privacy and data security concerns, whether valid or not valid, may inhibit market adoption of our products, particularly in certain industries and foreign countries. If we are not able to adjust to changing laws, regulations, and standards related to the Internet, our business may be harmed.

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

Our use of open source software could negatively affect our ability to sell our products and subject us to possible litigation.

We use open source software in our products and may continue to use open source software in the future. We may face claims from others claiming ownership of, or seeking to enforce the terms of, an open source license, including by demanding release of the open source software, derivative works, or our proprietary source code that was developed using such software. These claims could also result in litigation, require us to purchase a costly license, or require us to devote additional research and development resources to change our platform, any of which would have a negative effect on our business and operating results. In addition, if the license terms for the open source software we utilize change, we may be forced to reengineer or discontinue our products or incur additional costs. We cannot be certain that we have not incorporated open source software in our products in a manner that is inconsistent with our policies.

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

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify web site users that the data captured from them while online may be used by marketing entities to direct product messages to them. Regulatory involvement has also increased, for example, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

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

A total of 56% and 61% of revenues for the first  three months of 2015 and 2014, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 38% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of March  31, 2015. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Weakened global economic conditions may harm our industry, business, and results of operations.

We derive revenue from clients in many countries, and our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us, our products or our industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The revenue growth and potential profitability of our business depends on demand for our products generally. Historically, during economic downturns there have been reductions in spending on technology systems as well as pressure for extended billing terms and other financial concessions, which would negatively affect our operating results. These conditions affect the rate of technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

Risks related to our common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March  31, 2015, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;

•	any determinations with respect to mergers and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities; and
•	the payment of dividends on our capital stock.

This control by Dr. Chen could depress the market price of our common stock or delay or prevent a change in control of BroadVision.

Our stock price has been highly volatile.

The trading price of BroadVision common stock ranged from $5.47 per share to $15.30 per share between April 1, 2013 and March  31,  2015. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

    Not applicable.

Item 3. Defaults Upon Senior Securities

    Not applicable.

Item 4. Mine Safety Disclosures

    Not applicable.

Item 5. Other Information

    Not applicable.

Item 6. Exhibits

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Certificate of Amendment of Certificate of Incorporation.
3.4 (4)	Amended and Restated Bylaws.
4.1	Reference is hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision

32.1(5)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March  31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March  31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March  31, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the three months ended March  31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008 (File No. 000-28252)
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252).
(5)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Broadvision, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: May 8, 2015	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 8, 2015	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Certificate of Amendment of Certificate of Incorporation.
3.4 (4)	Amended and Restated Bylaws.
4.1	Reference is hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1(5)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

_________________________________________________________________
(1)

Incorporated by reference to the Company’s Registration Statement on Form S-1 filed on April 19, 1996 as amended by Amendment No. 1 filed on May 9, 1996, Amendment No. 2 filed on May 29, 1996 and Amendment No. 3 filed on June 17, 1996 (File No. 333-03844).

(2)	Incorporated by reference to the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(3)	Incorporated by reference to the Company’s Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2008 filed on November 6, 2008 (File No. 000-28252).
(4)	Incorporated by reference to the Company’s Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252).
(5)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of Broadvision, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q, irrespective of any general incorporation language contained in such filing.