Form 10-Q
period 2015-09-30
BROADVISION INC
filed 2015-11-16
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2015

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

As of October  31, 2015, the registrant had 4,881,722 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2015

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2015	2014
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$12,069	$24,941
Short-term investments	20,171	12,138
Accounts receivable, net of reserves of $102 and $213 as of September 30, 2015 and December 31, 2014, respectively	811	3,286
Prepaids and other	1,480	1,119
Total current assets	34,531	41,484
Property and equipment, net	96	148
Other assets	194	194
Total assets	$34,821	$41,826
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$461	$482
Accrued expenses	1,822	2,292
Unearned revenue	1,550	1,638
Deferred maintenance	1,380	1,027
Total current liabilities	5,213	5,439
Other non-current liabilities	1,060	774
Total liabilities	6,273	6,213
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,882 and 4,832 shares issued and outstanding as of September 30, 2015 and December 31, 2014, respectively	-	-
Additional paid-in capital	1,269,331	1,268,243
Accumulated other comprehensive loss	(768)	(733)
Accumulated deficit	(1,240,015)	(1,231,897)
Total stockholders’ equity	28,548	35,613
Total liabilities and stockholders’ equity	$34,821	$41,826

* Derived from audited consolidated financial statements filed in the Company’s 2014 Annual Report on Form 10-K.

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Software licenses	$1,035	$1,331	$3,231	$3,809
Services	1,047	1,794	3,534	5,470
Total revenues	2,082	3,125	6,765	9,279
Cost of revenues:
Cost of software revenues	36	26	121	115
Cost of services	662	1,078	2,196	3,401
Total cost of revenues	698	1,104	2,317	3,516
Gross profit	1,384	2,021	4,448	5,763
Operating expenses:
Research and development	1,752	1,836	5,407	5,440
Sales and marketing	1,237	1,226	3,682	4,084
General and administrative	858	1,020	2,612	2,898
Total operating expenses	3,847	4,082	11,701	12,422
Operating loss	(2,463)	(2,061)	(7,253)	(6,659)
Interest income, net	24	12	47	43
Other income (expense), net	375	(1,171)	(893)	(1,247)
Loss before provision for income taxes	(2,064)	(3,220)	(8,099)	(7,863)
Provision for income taxes	(3)	(33)	(19)	(62)
Net loss	(2,067)	(3,253)	(8,118)	(7,925)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(221)	46	(35)	80
Comprehensive loss	$(2,288)	$(3,207)	$(8,153)	$(7,845)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.42)	$(0.68)	$(1.67)	$(1.65)
Shares used in computing:
Weighted average shares, basic and diluted	4,865	4,810	4,849	4,791

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2015	2014
Cash flows from operating activities:
Net loss	$(8,118)	$(7,925)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	64	89
Stock-based compensation	868	771
Provision of receivable reserves	(43)	(35)
Changes in operating assets and liabilities:
Accounts receivable	2,518	1,391
Prepaids and other	(361)	(53)
Other non-current assets	-	(8)
Accounts payable and accrued expenses	(491)	(89)
Unearned revenue and deferred maintenance	265	(1,546)
Other noncurrent liabilities	286	48
Net cash used for operating activities	(5,012)	(7,357)
Cash flows from investing activities:
Purchase of property and equipment	(12)	(20)
Purchase of short-term investments	(19,763)	(11,580)
Maturities of short-term investments	11,730	8,912
Net cash used for investing activities	(8,045)	(2,688)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	220	289
Proceeds from exercise of common stock options, net	-	225
Net cash provided by financing activities	220	514
Effect of exchange rates on cash and cash equivalents	(35)	80
Net decrease in cash and cash equivalents	(12,872)	(9,451)
Cash and cash equivalents at beginning of period	24,941	36,865
Cash and cash equivalents at end of period	$12,069	$27,414

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

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, filed with the Securities and Exchange Commission (the “SEC”) on March 13, 2015, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2015 and September 30, 2014 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2014 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2014 Annual Report on Form 10-K filed with the SEC on March 13, 2015.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and nine months ended September 30, 2015 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2015 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Cost of services	$44	$37	$136	$104
Research and development	86	100	246	215
Sales and marketing	92	87	290	310
General and administrative	66	63	196	142
	$288	$287	$868	$771

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

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Net Loss	$(2,067)	$(3,253)	$(8,118)	$(7,925)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,865	4,810	4,849	4,791
Basic and diluted net loss per share	$(0.42)	$(0.68)	$(1.67)	$(1.65)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Condensed Consolidated Statements of Comprehensive Loss. For the nine months ended September 30, 2015, and 2014, translation (loss) gain was ($35,000) and  $80,000, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2014	$(733)
Net change during period	(35)
Balance, September 30, 2015	$(768)

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which amended the existing accounting standards for revenue recognition and will supersede most existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 establishes principles to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016. We are currently evaluating the impact of ASU 2014-09 on our condensed consolidated financial statements and related disclosures.

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Employee benefits	$693	$799
Commissions and bonuses	80	251
Sales and other taxes	150	101
Income tax and tax contingencies	280	265
Customer advances	-	27
Deferred rent	40	50
Other	579	799
Total accrued expenses	$1,822	$2,292

 Other non-current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2015	2014
	(unaudited)
Deferred maintenance and unearned revenue	$489	$261
Other	571	513
Total other non-current liabilities	$1,060	$774

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September 30, 2015 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active
		Markets	Significant
		for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$11,560	$11,560	$-	$-
Money market funds	509	509	-	-
Total cash and cash equivalents	$12,069	$12,069	$-	$-
Fixed income securities
Certificates of deposits	$8,994	$-	$8,994	$-
Corporate bonds - financial	6,122	-	6,122	-
Corporate bonds - industrial	5,055	-	5,055	-
Total fixed income securities	$20,171	$-	$20,171	$-

   Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2015 and December 31, 2014, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September 30, 2015 and December 31, 2014, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2015 or December 31, 2014. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire during or before June, 2018. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of September 30, 2015 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2015 (three months)	$262
2016	932
2017	780
2018	365
2019 and thereafter	-
Total minimum lease payments	$2,339

Note 5. Geographic, Segment and Significant Customer Information

The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Software licenses	$1,035	$1,331	$3,231	$3,809
Consulting services	343	756	1,262	2,224
Maintenance	704	1,038	2,272	3,246
Total revenues	$2,082	$3,125	$6,765	$9,279

We currently operate in three primary geographical territories. Our reportable segment includes our facilities in North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2015	2014	2015	2014
Americas	$928	$1,269	$2,992	$3,579
Europe	481	695	1,534	2,193
Asia/Pacific	673	1,161	2,239	3,507
Total revenues	$2,082	$3,125	$6,765	$9,279

For the three and nine-month periods ended September 30, 2015, none of our customers accounted for more than 10% of our revenues. For the three and nine-month periods ended September 30, 2014,  none of our customers accounted for more than 10% of our revenues.

Note 6. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

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

The 20 Class B Shares of BVD represent a non-controlling interest. We allocate profits and losses of BVD to the non-controlling interest under the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method the profits and losses are allocated by reference to the profit sharing provisions in the BVD Operating Agreement assuming liquidation of BVD at its book value at the end of each reporting period. Profits and losses allocated to the balance of such interest under the HLBV method have not been material.

In April 2015, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total renewal license associated with that contract is $184,000.  We recognized $46,000 of license revenue related to this contract for the third  quarter of 2015.

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

Critical Accounting Policies, Estimates and Judgments

 There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2015 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2014, other than as disclosed herein.

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

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014
Revenues:
Software licenses	50%	43%	48%	41%
Services	50	57	52	59
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	2	1	2	1
Cost of services	32	34	33	37
Total cost of revenues	34	35	35	38
Gross profit	66	65	65	62
Operating expenses:
Research and development	84	59	80	59
Sales and marketing	59	39	54	44
General and administrative	41	33	39	31
Total operating expenses	184	131	173	134
Operating loss	(118)	(66)	(108)	(72)
Interest income, net	1	-	1	-
Other income (expense), net	18	(37)	(13)	(13)
Loss before provision for income taxes	(99)	(103)	(120)	(85)
Provision for income taxes	-	(1)	-	(1)
Net loss	(99)%	(104)%	(120)%	(86)%

Revenues.    License revenue from the sales of software licenses for the three months ended September 30, 2015 was  $1.0 million,  down $0.3 million, or 22% from $1.3 million for the three months ended September 30, 2014. License revenue from the sales of software licenses for the nine months ended September 30, 2015 was $3.2 million, down $0.6 million, or 15% from $3.8 million for the nine months ended September 30, 2014. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended September 30, 2015 was $0.7 million, down $0.3 million, or 32% from $1.0 million for the three months ended September 30, 2014.   Maintenance revenue for the nine months ended September 30, 2015 was $2.3 million, down $0.9 million, or 30% from $3.2 million for the nine months ended September 30, 2014.  Consulting revenue, which is generally related to services in connection with our licensed software, for the three months ended September 30, 2015 was $0.3 million, down $0.5 million, or 55% from $0.8 million for the three months ended September 30, 2014. Consulting revenue for the nine months ended September 30, 2015 was $1.3 million, down $0.9 million, or 43% from $2.2 million for the nine months ended September 30, 2014. Revenues for the nine months ended September 30, 2015 were $6.8 million, down $2.5 million, or 27% from $9.3 million for the nine months ended September 30, 2014. The decrease was primarily due to the decline of our legacy business.

Cost of software licenses.    Cost of software licenses includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended September 30, 2015  increased to $36,000 compared to $26,000 for the same period in the prior year. Cost of software licenses for the nine months ended September 30, 2015 increased $6,000 compared to the same period in 2014. The increase was primarily due to more usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $0.7 million for the three months ended September 30, 2015, down $0.4 million, or 39%, from $1.1 million for the three months ended September 30, 2014.  Cost of services was $2.2 million for the nine months ended September 30, 2015, down  $1.2 million, or 35%, from $3.4 million for the nine months ended September 30, 2014.  The decrease was primarily due to the reduction of employee-related costs and consultant fees.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.8 million for the three months ended September 30, 2015 and 2014. Research and development expenses remained unchanged around $5.4 million for the nine months ended September 30, 2015 and 2014.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged around $1.2 million for the three months ended September 30, 2015 and 2014. Sales and marketing expenses were $3.7 million for the nine months ended September 30, 2015, down $0.4 million, or 10%, from $4.1 million for the nine month periods ended September 30, 2014. The decrease was primarily due to our overall cost reduction efforts in response to lower revenues.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses  were $0.9 million for the three months ended September 30, 2015, down $0.1 million, or 16%, from $1.0 million for the three months ended September 30, 2014. Our general and administrative expenses were $2.6 million for the nine months ended September 30, 2015, down $0.3 million, or 10%, from $2.9 million for the nine month periods ended September 30, 2014. The decrease was primarily due to the reduction of employee-related costs.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $47,000 and $43,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September 30, 2015 and 2014, respectively.

Other income (expense), net.   Other income (expense), net during the nine months ended September 30, 2015, was a loss of $0.9 million compared to a loss of $1.2 million for the nine months ended September 30, 2014. The variance between the periods was primarily due to losses and gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $19,000 for the nine months ended September 30, 2015 compared to a provision for income tax of $62,000 for the nine months ended September 30, 2014. The provision for the nine months ended September 30, 2015 and 2014 primarily relates to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of September 30, 2015, we had  $32.2 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $37.1 million of cash and cash equivalents and short-term investments at December 31, 2014.

We continued to focus on expense control in the third quarter of 2015. Operating expenses for the third  quarter of 2015 and 2014 were  $3.8 million and $4.1 million respectively. For the three months ended September 30, 2015, net loss was $2.1 million, or ($0.42) per share. This compares to net loss of $3.3 million, or ($0.68) per share, for the three months ended  September 30, 2014.

The following table represents our liquidity at September 30, 2015 and December 31, 2014 (dollars in thousands):

	September 30,	December 31,
	2015	2014

Cash and cash equivalents	$12,069	$24,941
Short-term investments	$20,171	$12,138
Working capital	$29,318	$36,045
Working capital ratio	6.62	7.63

Cash Used For Operating Activities

Cash used for operating activities was $5.0 million for the nine months ended September 30, 2015, mainly attributable to a $8.1 million operating loss and $2.5 million decrease of accounts receivables offset by the other noncash items and changes in operating assets and liabilities. Cash used for operating activities was $7.4 million for the nine months ended September 30, 2014, mainly attributable to a $7.9 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Used For Investing Activities

Cash used for investing activities was $8.0 million for the nine months ended September 30, 2015.  Cash used for investing activities was $2.7 million for the nine months ended September 30, 2014.  Both periods’ changes are primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $0.2 million for the nine months ended September 30, 2015, primarily from purchases of common stock under the Employee Stock Purchase Plan.  Cash provided by financing activities was $0.5 million for the nine months ended September 30, 2014, primarily from cash received in connection with employees’ exercise of stock options and purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of September 30, 2015, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire during or before June 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2015 or in any prior periods.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Our exposure to market risk for changes in interest rates relates primarily to our investment portfolio. We had no derivative financial instruments as of September 30, 2015 and 2014. We place our investments in instruments that meet high credit quality standards and the amount of credit exposure to any one issue, issuer and type of instrument is limited.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2015 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange

Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into the business of Enterprise Social Networking, with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale,  by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015 we launched our newest communication and collaboration offering, Vmoso. To date our Vmoso, Clearvale and BroadVision 9 offerings only contributed to a minor portion of our revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

We have introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Traditionally, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The Vmoso, Clearvale and Clear products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  Our SaaS operations rely upon a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by cloud computing service providers. Currently, our worldwide cloud service providers include Amazon Web Services. Any disruption of or interference with our use of cloud computing services would impact our operations and our business would be adversely impacted. BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain the Cloud hosting operation.  Vmoso and Clearvale allow customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in mobile, cloud-computing, social and enterprise solutions. Failure to be competitive could cause our revenue to decline. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September 30, 2015, we had an accumulated deficit of approximately $1.2 billion.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least September 30, 2016. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended September 30, 2015, approximately 55%  of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Online (web or mobile) users' resistance to providing personal data, and laws and regulations prohibiting use of personal data gathered online without express consent or requiring businesses to notify their web site visitors of the possible dissemination of their personal data, could limit the effectiveness of our products. This in turn could adversely affect our sales and results of operations.

One of the principal features of our products is the ability to develop and maintain profiles of online users to assist business managers in determining the nature of the content to be provided to these online users. Typically, profile information is captured when consumers, business customers and employees visit a web site or use applications and volunteer information in response to survey questions or to application forms concerning their backgrounds, interests and preferences. Profiles can be augmented over time through the subsequent collection of usage data. Although our products are designed to enable the development of applications that permit online users to prevent the distribution of any of their personal data beyond that specific web sites or application services, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. The mere perception by prospective customers that substantial security and privacy concerns exist among online users, whether or not valid, may indirectly inhibit market acceptance of our products.

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify online users that the data captured from them while online may be used by marketing entities to direct product messages to them. Regulatory involvement has also increased, for example, the U.S. Federal Trade Commission, or FTC, has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from online users. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. We could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

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

A total of 56% and 61% of revenues for the first nine months of 2015 and 2014, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 42% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of September 30, 2015. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

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

As of September 30, 2015, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately  33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock ranged from $5.30 per share to $15.30 per share between October 1, 2013 and September 30, 2015. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: November 16, 2015	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: November 16, 2015	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
3.1 (1)	Amended and Restated Certificate of Incorporation.
3.2 (2)	Certificate of Amendment of Certificate of Incorporation.
3.3 (3)	Certificate of Amendment of Certificate of Incorporation.
3.4 (4)	Amended and Restated Bylaws.
4.1	Reference is hereby made to Exhibits 3.1 to 3.3
31.1	Certification of the Chief Executive Officer of BroadVision.
31.2	Certification of the Chief Financial Officer of BroadVision
32.1(5)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2015, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2015 and December 31, 2014, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2015 and 2014, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2015 and 2014, and (iv) Notes to Condensed Consolidated Financial Statements.

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