Form 10-K
period 2015-12-31
BROADVISION INC
filed 2016-04-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
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
Common Stock, $0.0001 par value (Title of Class)

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

Yes ☐ No ☑

                As of June 30,  2015, based on the closing sales price as reported by the NASDAQ Market,  3,209,486 shares of Common Stock, having an aggregate market value of approximately $19,289,011 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of April 8,  2016, the registrant had 4,908,954 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the 2016 Annual Meeting of Stockholders to be filed, or will be filed as an amendment to this Annual Report, with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2014

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, Clearvale, the Clearvale logo, and Interleaf are our registered trademarks in the United States and/or other countries.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

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

PART I, ITEM 1 TABLE OF CONTENTS (BUSINESS SECTION)

Overview and Industry Background	1
Software Products	1
Services	3
Customers	3
Sales and Marketing	3
Alliances	4
Competition	4
Intellectual Property and Other Proprietary Rights	5
Research and Development	5
Employees	5
Executive Officers	6

ii

  PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical e-business initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for secure, mobile and cloud-based collaboration, information sharing, and knowledge management, which enables our customers to deploy enterprise-class employee and customer engagement, knowledge management, and e-commerce solutions.

.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2015, we had an accumulated deficit of approximately $1.2 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

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

Industry Background

E-business has become an integral part of work life and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving their business onto mobile and cloud platforms. By providing a way to quickly assemble and engage employees and customers via mobile and cloud-based solutions organizations can deliver better engagement experiences to get more done with fewer resources.  A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing mobile and cloud solutions which can leverage key resources anytime and from anywhere. In addition to accelerating the response time to customers, e-business engagement applications also enable organizations to deliver higher quality services through more effective collaboration among providers of products and services.

Building on the solid foundation of BroadVision’s personalization and transaction management capabilities, BroadVision has introduced the Clearvale family of Enterprise Social Networking solutions to include engagement of partners, suppliers and customers through mobile and social technologies in order to meet our customers’ needs. In January 2016, BroadVision launched Vmoso, a mobile collaboration tool meeting industry standards of security which help enterprises safe guard and leverage corporate knowledge to increase productivity in internal and customer facing initiatives.

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

•	Low total cost of ownership -- Support for open source platforms in additional to commercial platforms.
•	Cloud -- Hosted SaaS (Software-as-a-Service) with our Clearvale and Vmoso products for allowing customers to access enterprise-quality software without traditional IT overhead.
•	Mobile -- Native mode application support for Apple iOS, Android as well as support for leading browsers which extends access of our cloud applications and services to most connected devices. .

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

3.

Clearvale is our enterprise social network solution, aimed at revolutionizing enterprise knowledge flows.  Beyond individual social networks, it organizes multiple social networks into ecosystems, and manages them coherently.  It has three variations.  Clearvale Express is free, for entry-level capabilities; Clearvale Enterprise is for full capabilities.  We operate these two variations as SaaS over the cloud.   The third variation, Clearvale PaasPort is a platform for partners who want to resell our enterprise social network solution.

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

6.

Vmoso is a cloud application for conducting virtual enterprise communication, mobile workgroup collaboration, and social business engagement. It unifies five workplace activities in one platform: email, instant messaging, content sharing, workflow, and social networking. It empowers users and their extended organizations to communicate and collaborate whenever, wherever and on whatever device they choose; allowing for greater productivity in less time and at lower cost

Vmoso Developer Kit

The Vmoso Developer Kit allows developers to easily leverage Vmoso’s open APIs to create rich interfaces, plugins and extensions to the Vmoso mobile communication and collaboration application.

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

Library of Services

These services are modular building blocks that extend the capabilities of our various frameworks.   Some of the services are pre-packaged into our applications and platforms.

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
f.	Search for full-text and field searching of online content and referenced external files with relevance ranking. It also supports query searches using a broad spectrum of search operators
g.	Unified Stream Services for unification and integration of information from various sources presented in time and sort preferences
h.	Notification/Push Services: Event driven services utilized to deliver notifications via various messaging platforms.
i.	Migration Services data moving across platforms.

Services

We provide a full spectrum of global consulting services to customers to realize the value from their investment in BroadVision’s solutions. This includes: business consulting; implementation services; integration and package services; upgrade and migration services; and performance tuning. In addition we also enable our partners so that they can offer these services to their end customers.

Vmoso Enterprise Transformation (VET)

Vmoso Enterprise Transformation, or VET, is a proprietary implementation approach for the Vmoso collaborative solution. When you enroll in VET, our BroadVision Global Services representative will take you through a process of planning, establishing and refining your communication, collaboration and engagement practices. This is an iterative process to instill new habits and ways of working that supports the way you are currently working—it’s gradual transformation, not a dramatic shift. This can lead to an empowered and organized workforce, engaged and delighted customers, and a productive organization with an improved bottom line.

Education Services

 BroadVision offers a comprehensive range of in-depth, focused training courses and self-study materials for both customers and partners to develop the knowledge they need to properly install, implement, and fully leverage the features of BroadVision’s solutions. Backed up by train-the-trainer programs for in-house deployment and online testing to validate training effectiveness.

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

Customers

For the year ended December 31, 2015, no customer accounted for more than 10% of our total revenues. For the year ended December 31, 2014,  one government entity accounted for more than 10% of our total revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2015, our direct sales organization included 18 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in Italy.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, Taiwan, and Japan.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2015, approximately 59% of our revenues were derived from international sales. In the twelve months ended December 31, 2014, approximately 55% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2015,  we had 6 employees engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

Competition

If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to intensify. Our primary competition currently includes:

•	in-house development efforts by prospective customers or partners;
•	other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as JDA, IBM Corporation, Microsoft, Oracle and SAP.
•	other vendors of enterprise social networking and collaboration platforms or solutions, such as Microsoft’s SharePoint, Jive Software, Salesforce Chatter and Slack.
•	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

•	depth and breadth of functionality offered;
•	availability of knowledgeable developers;
•	time required for application deployment;
•	reliance on industry standards;
•	product reliability;
•	proven track record;
•	scalability;

•	maintainability;
•	product quality;
•	price; and
•	technical support.

Compared to us, many of these competitors and other current and future competitors may have longer operating histories and significantly greater financial, technical, sales, marketing and other resources. As a result, they may be able to respond more quickly to new or changing opportunities, technologies and customer requirements. Many of these companies can use their greater name recognition and more extensive customer base to gain market share. Competitors may be able to undertake more extensive promotional activities, adopt more aggressive pricing policies and offer more attractive terms to purchasers. Current and potential competitors may bundle their products to discourage users from purchasing our products. In addition, competitors have established or may establish cooperative relationships among themselves or with third parties to enhance their products. Accordingly, it is possible that new competitors or alliances among competitors may emerge and rapidly acquire significant market share. Competitive pressures may make it difficult for us to acquire and retain customers.

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued January 28, 2014, on the unique concepts and features in our online solution that allows subscribers to connect with other people and share tasks and content. We also hold a patent issued in 2004 on mechanisms for translating between a word processing document and an XML file. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Research and Development

As of December 31, 2015, we had 86 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses are expensed as incurred. Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $7.2 million for the year ended December 31, 2015 and $7.3  million for the year ended December 31, 2014.

Employees

As of December 31, 2015, we employed a total of 156 full-time employees, of whom 48 are based in North America, 19 in Europe and 89 in Asia. Of these full-time employees, 24 are in sales and marketing, 86 are in product development, 22 are in global services and client support, and 24 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

                   Our executive officers and their ages and positions as of December 31, 2015 are in the table below.

5
Name	Age	Position
Pehong Chen	58	Chairman, President and Chief Executive Officer
Peter Chu	52	Chief Financial Officer and Vice President Strategy and Product Management

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

Peter Chu was appointed our Chief Financial Officer in July 2014. Mr. Chu also served as our Vice President of Strategy, Product Management. Mr. Chu joined the Company in October 2011. Prior to joining BroadVision, Mr. Chu was a Managing Partner at AsiaTech Ventures and Senior Advisor at Inspirior, LLC for over a decade. Mr. Chu holds a BSEE from Stanford University and an MBA from Harvard University.

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

Traditionally, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The Clear,  Clearvale and Vmoso products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  Our SaaS operations rely upon a distributed computing infrastructure platform for business operations, or what is commonly referred to as a cloud computing service. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by cloud computing service providers. Currently, our worldwide cloud service providers include leading cloud infrastructure providers such as Amazon. Any disruption of or interference with our use of cloud computing services would impact our operations and our business would be adversely impacted. BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain our Cloud hosting operation.  Clearvale and Vmoso allow customers to use basic functions for free, a popular business practice in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2015, we had an accumulated deficit of approximately $1.2 billion.

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

Our sales and product implementation cycles generally span months. Delays in customer orders or product implementations, which are difficult to predict, can affect the timing of revenue recognition and can adversely affect our quarterly operating results. Licensing our products is often an enterprise-wide decision by prospective customers. The importance of this decision requires that we engage in a lengthy sales cycle with prospective customers. A successful sales cycle may last up to nine months or longer. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business condition and purchasing cycle of each prospective customer, and the performance of our technology partners, systems integrators and resellers. The implementation of our products can also be time and resource intensive, and subject to unexpected delays. Delays in either product sales or implementations could cause our operating results to vary significantly from quarter to quarter.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least December 31, 2016. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or key employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. For example, on March 31, 2016, we announced that we were delaying the filing of this Annual Report on Form 10-K for the year ended December 31, 2015 pending completion of a review of information we had uncovered regarding potential irregularities relating to a cash account at one of our European subsidiaries. Subsequent to the discovery of such irregularities, we undertook an investigation. The results of this investigation concluded that a former employee of one of our wholly-owned German subsidiaries, Interleaf Germany, fraudulently misappropriated funds from us and falsified records to conceal the theft from 2009 through the fourth quarter of 2015. Based on this investigation, we determined that the cumulative amount of misappropriated funds over the seven-year period was $570,000 based on the December 31, 2015 exchange rate of $1.086 USD to $1 EUR. As a result, we have recorded a $570,000 adjustment to each of our cash balance as of December 31, 2015 and other loss, net, for the year ended December 31, 2015. Based on the amount involved and nature of the fraudulent misappropriation, we determined that the fraudulent activity did not have a material impact on any of our previously issued consolidated financial statements and therefore a restatement of our consolidated financial statements as of and for each of the years in the six-year period ended December 31, 2014 was not required. Since the misappropriation was perpetrated by means of concealment and forgeries that circumvented controls and procedures that we had in place that our management believes were effective in, and designed to, provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles, our management concluded that we maintained effective internal control over financial reporting despite the fraudulent misappropriation.

We have terminated the employee, and are seeking to recover funds from him. If we are successful in recovering any amounts, they will be recorded as recoveries in future periods when they are received.  To prevent such fraudulent activity in the future we are implementing enhancements to our control procedures; however, as demonstrated by the fraudulent misappropriation, which occurred even though the results of our investigation led us to determine that effective internal control over financial reporting was maintained, we cannot assure you that our controls and procedures will prevent all errors or fraud, or that any related losses would be recoverable. We also cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic consolidated financial reports and, if we are unable to produce accurate or timely consolidated financial statements, we may be subject to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with the Nasdaq Global Market continued listing requirements.  Further, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during the impacted periods in accordance with the provisions of the Sarbanes-Oxley Act. In light of the fraudulent activities that were identified as a result of the limited procedures performed, it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional instances of fraud, or significant deficiencies or material weaknesses, may have been identified.

In addition, maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because the region in which we compete consists of many established companies that can offer more lucrative compensation packages. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2015, approximately 59% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued January 2014, on the unique concepts and features of our online solution that allows subscribers to connect with other people and share tasks and content and a U.S. patent issued in 2004 on mechanisms for translating between a word processing document and an XML file. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

If any breach of the security technology embedded in our products or hosted Cloud operations were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce, portal, social networking and enterprise software is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, such as Open SSL, public key cryptography, encryption algorithms RC2 and MD5, digital certificates and HTTPS, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, new hacking methods, security holes in 3rd-party components (such as operating system bugs) or other events or developments could cause a breach of the above measures that we use to protect customer data and identity.

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

A total of 59% and 55% of our fiscal year 2015 and 2014 revenues, respectively, were derived from international operations. Our revenues outside the United States may be adversely affected by fluctuations in foreign currency exchange rates. In addition, a total of 49% of our cash and cash equivalents as well as investments are denominated in foreign currencies as of December 31, 2015. A discussion of the financial impact of exchange rate fluctuations and the ways and extent to which we may attempt to address any impact is contained in Management’s Discussion of Financial Condition and Results of Operations. We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2015, Dr. Pehong Chen, our Chairman and Chief Executive Officer (“CEO”), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The trading price of BroadVision common stock has been highly volatile, especially since the beginning of fiscal year 2012. The trading price of BroadVision common stock ranged from $5.30 per share to $15.30 per share between January 1, 2014 and December 31, 2015. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 2. PROPERTIES

As of December 31, 2015, we leased approximately 30,969 square feet of office space, consisting of

•

Our headquarters of 16,399 square feet at Pacific Shores Center in Redwood City, California, used for research and development, technical support, sales, marketing, consulting, training and administration;

•	Beijing, China office of 8,414 square feet used primarily for research and development, sales, marketing and customer services; and
•	Small regional offices used primarily for sales, marketing and customer services in Waltham, MA; Rome and Milan, Italy; Tokyo, Japan; Taipei, Taiwan; and Bangalore, India.

We fully occupied all of our leased office spaces as of December 31, 2015.  We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business.

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

	High	Low
Fiscal Year 2015
First Quarter	$6.53	$5.51
Second Quarter	6.19	5.43
Third Quarter	6.12	5.30
Fourth Quarter	6.39	5.71
Fiscal Year 2014
First Quarter	15.30	$9.51
Second Quarter	11.30	8.52
Third Quarter	10.32	8.62
Fourth Quarter	8.95	5.47

 As of April 8,  2016, there were 215 holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On April 12, 2016, the closing price reported on the NASDAQ Global Market for BroadVision common stock was $6.99 per share.

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

Overview

          Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web, cloud and mobile initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, Enterprise Social Networks (ESN), and collaboration and knowledge management solutions. Most recently, we have added mobile and cloud capabilities to our platforms to enable our customers for rapid deployment of robust, secure, and scalable solutions.

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise collaboration and engagement solutions such as our mobile and cloud-based Vmoso, a collaboration and knowledge management product, and Clearvale, an ESN product.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, our new enterprise collaboration and engagement solutions will enhance the communication,  collaboration and knowledge management capabilities of organizations with their customers, partners and employees to improve productivity and efficiency.

We generate revenue from fees for licenses of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; (2) the number of CPUs utilized by the machines on which the product is installed; or (3) usage of Cloud or SaaS. Payment terms are generally 30 to 60 days from the date the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

We generated net income in years 2007 and 2009; and net loss in years 2008, 2010, 2011, 2012, 2013, 2014 and 2015. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations in 2015 faced two challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continued to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total 2015 revenues of $9.4 million were lower compared to total 2014 revenues of $13.6 million, with the decrease mainly in legacy revenue. We will continue to diligently invest in new technologies in an effort to  maintain our competitive advantages in the mobile communications and; collaboration and knowledge management spaces.

Obligations to Related Parties

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will nolonger have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

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

In April 2015, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total renewal license associated with that contract is $184,000.  In 2014, we executed a renewal contract with the same customer with an associated value of $166,000. We recognized $176,000 and $164,000 of license revenue for the fiscal year 2015 and 2014, respectively.

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

Software License Revenue, Subscription Products or Hosted Products

Although we make our software available to the customer at a particular point in time, the delivery of subscription software products (such as QuickSilver) and hosted software products (such as Vmoso, Clearvale and Clear) is considered to have occurred ratably over the duration of the contract.  We recognize revenue ratably.

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

Receivable Reserves

              Occasionally, our customers experience financial difficulty after we recognize the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2015,  have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write it off against the receivable reserve.

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

	Years Ended December 31,
	2015	2014
Revenues:
Software licenses	47%	48%
Services	53	52
Total revenues	100	100
Cost of revenues:
Cost of software revenues	2	1
Cost of services	35	32
Total cost of revenues	37	33
Gross profit	63	67
Operating expenses:
Research and development	76	54
Sales and marketing	52	38
General and administrative	37	29
Total operating expenses	165	121
Operating loss	(102)	(54)
Other loss, net	(19)	(15)
Loss before income taxes	(121)	(69)
Provision for income taxes	-	(1)
Net loss	(121)%	(70)%

     Results of Operations

Revenues.     License revenue from the sales of software licenses for the year ended December 31, 2015 was $4.4 million, down $2.1 million, or 32% from $6.5 million for the year ended December 31, 2014. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2015 was $3.0 million, down $1.1 million, or 27% from $4.1 million for the year ended December 31, 2014.  Consulting revenue, which is generally related to services in connection with our licensed software, for the year ended December 31, 2015 was $2.0 million, down  $1.0 million, or 33% from $3.0 million for the year ended December 31, 2014. Total 2015 revenues of $9.4 million were lower compared to total 2014 revenues of $13.6 million, with the decrease mainly resulting from decreased legacy revenue.

Cost of software licenses.    Cost of software licenses includes the net costs of our cloud hosting operation, product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software licenses for the year ended December 31, 2015 was $152,000, up $3,000, from $149,000 for the year ended December 31, 2014. The increase was primarily due to higher usage in our cloud hosting operations.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2015 was $3.3 million, down $1.1 million, or 25% from $4.4 million for the year ended December 31, 2014.  This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

 Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended December 31, 2015 were $7.2 million, down $0.1 million, or 1% from $7.3 million for the year ended December 31, 2014.  Our decrease in research and development expenses in 2015 was mainly attributable to lower employee related costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2015 were $4.9 million, down $0.3 million, or 6% from $5.2 million for the year ended December 31, 2014.   Sales and marketing expenses in 2015 decreased due to the reduction of employee related costs.

General and administrative.    General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the year ended December 31, 2015 were $3.5 million, down 0.4 million, or 10% from 3.9 million for the year ended December 31, 2014. Our decrease in general and administrative expenses in 2015 was mainly resulted from lower employee related costs.

Interest income, net.   Net interest income includes interest income on invested funds. We generated $76,000 in interest income for the year ended December 31, 2015 from our cash and cash equivalents as well as short-term investment balances in 2015,  up $22,000, or 41%, from $54,000 in interest income for the year ended December 31, 2014.  This increase was primarily due to the interest income resulting from tax refunds received by one of our foreign subsidiary in 2015.

    Other loss, net.   Other loss, net was $1.8  million for the year ended December 31, 2015, down from  $2.0 million for the year ended December 31, 2014. In 2015 and 2014, other loss, net was primarily a result of unrealized currency rate fluctuations on our Euro assets, and a $570,000 increase related to adjustment recorded during 2015 pertaining to the fraudulent misappropriation of funds by a former employee of one of our German subsidiaries.

    Provision for income taxes.   We recorded income tax expenses of $29,000 and $157,000 for the years ended December 31, 2015 and 2014, respectively. The tax expenses for 2015 and 2014 were primarily due to the foreign provision and foreign withholding taxes for such years.

Liquidity and Capital Resources

Background and Overview

At December 31, 2015, our current assets exceeded our current liabilities by approximately $26.2 million. Our management believes that our cash and cash equivalents and short-term investments as of December 31, 2015 will be sufficient to fund operations through at least December 31, 2016.

As of December 31, 2015, we had $9.6 million of cash and $19.5 million of short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances as of December 31, 2015 declined by $7.9 million compared to such balances as of December 31, 2014.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statement of Cash Flow during year 2015.

We anticipate that our existing cash and cash equivalents and short-term investments will continue to be used primarily to fund our operating activities.

The following table represents our liquidity indicators at December 31, 2015 and 2014 (dollars in thousands):

	December 31,
	2015	2014
Cash and cash equivalents	$9,600	$24,941
Short-term investments	$19,531	$12,138
Working capital	$26,197	$36,045
Working capital ratio	5.53	7.63

Cash Used for Operating Activities

Cash used for operating activities was $8.2 million for fiscal year 2015.  Net cash used by operating activities in this period consisted primarily of a $9.6 million operating loss, a $570,000 decrease related to the fraudulent misappropriation of funds by a former employee of one of our German subsidiaries and changes in operating assets and liabilities offset by noncash items during fiscal year 2015.

Cash used for operating activities was $10.0 million for fiscal year 2014.  Net cash used by operating activities in this period consisted primarily of a $7.4 million operating loss, and changes in operating assets and liabilities offset by noncash items during fiscal year 2014.

Cash Used For Investing Activities

 Cash used for investing activities in fiscal year 2015was $7.4 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit. Cash used by investing activities in fiscal 2014 was $2.6 million, primarily related to the net maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $275,000 in fiscal year  2015, primarily due to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan. Cash provided by financing activities was $557,000 in fiscal year 2014, primarily attributable to cash received in connection with employee purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2015, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our consolidated balance sheets as of December 31, 2015 and 2014.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2018. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2015, total future minimum lease payments are $2.1 million under non-cancelable operating lease agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. as of December 31, 2015 and 2014  and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2015. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. as of December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ OUM & Co. LLP

San Francisco, California

April 14,  2016

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$9,600	$24,941
Short-term investments	19,531	12,138
Accounts receivable, net of reserves of $135 and $213 as of December 31, 2015 and 2014, respectively	1,751	3,286
Prepaids and other	1,098	1,119
Total current asset	31,980	41,484
Property and equipment, net	87	148
Other assets	143	194
Total assets	$32,210	$41,826
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$551	$482
Accrued expenses	2,161	2,292
Unearned revenue	1,518	1,638
Deferred maintenance	1,553	1,027
Total current liabilities	5,783	5,439
Other non-current liabilities	918	774
Total liabilities	6,701	6,213
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,895 and 4,832 shares issued and outstanding as of December 31, 2015 and 2014, respectively	-	-
Additional paid-in capital	1,269,582	1,268,243
Accumulated other comprehensive loss	(739)	(733)
Accumulated deficit	(1,243,334)	(1,231,897)
Total stockholders' equity	25,509	35,613
Total liabilities and stockholders' equity	$32,210	$41,826

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2015	2014
Revenues:
Software licenses	$4,414	$6,495
Services	5,028	7,090
Total revenues	9,442	13,585
Cost of revenues:
Cost of software revenues	152	149
Cost of services	3,341	4,406
Total cost of revenues	3,493	4,555
Gross profit	5,949	9,030
Operating expenses:
Research and development	7,219	7,311
Sales and marketing	4,889	5,214
General and administrative	3,501	3,902
Total operating expenses	15,609	16,427
Operating loss	(9,660)	(7,397)
Other income (loss):
Interest income, net	76	54
Other loss, net	(1,824)	(1,981)
Total other loss	(1,748)	(1,927)
Loss before income taxes	(11,408)	(9,324)
Provision for income taxes	(29)	(157)
Net loss	(11,437)	(9,481)
Other comprehensive (loss) income, net of tax:
Foreign currency translation adjustment	(6)	123
Comprehensive loss	$(11,443)	$(9,358)
Earnings per share, basic and diluted:
Basic and diluted loss per share	$(2.36)	$(1.98)
Shares used in computing:
Weighted average shares-basic and diluted	4,857	4,799

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2013	4,754	$-	$1,266,686	$(856)	$(1,222,416)	$43,414
Net loss					(9,481)	(9,481)
Other comprehensive (loss) income				123		123
Stock-based compensation			1,000			1,000
Issuance of common stock from restricted stock awards	7		-			-
Issuance of common stock under employee stock purchase plan	47		332			332
Issuance of common stock from exercise of options	24		225			225
Balances as of December 31, 2014	4,832	-	1,268,243	(733)	(1,231,897)	35,613
Net loss		-			(11,437)	(11,437)
Other comprehensive (loss) income				(6)		(6)
Stock-based compensation			1,064			1,064
Issuance of common stock from restricted stock awards	9	-	-			-
Issuance of common stock under employee stock purchase plan	54	-	275			275
Balances as of December 31, 2015	4,895	$-	$1,269,582	$(739)	$(1,243,334)	$25,509

The accompanying Notes are an integral part of these Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2015	2014
Cash flows from operating activities:
Net loss	$(11,437)	$(9,481)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	77	118
Stock-based compensation	1,064	1,000
Other	(9)	63
Changes in operating assets and liabilities:
Accounts receivable	1,544	184
Prepaids and other	21	119
Other non-current assets	51	2
Accounts payable and accrued expenses	(62)	(155)
Unearned revenue and deferred maintenance	406	(1,824)
Other noncurrent liabilities	144	(4)
Net cash used for operating activities	(8,201)	(9,978)
Cash flows from investing activities:
Purchase of property and equipment	(16)	(24)
Purchase of short-term investment	(21,931)	(12,310)
Maturities of short-term investment	14,538	9,708
Net cash used for investing activities	(7,409)	(2,626)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	275	332
Proceeds from exercise of common stock options, net	-	225
Net cash provided by financing activities	275	557
Effect of exchange rates on cash and cash equivalents	(6)	123
Net decrease in cash and cash equivalents	(15,341)	(11,924)
Cash and cash equivalents at beginning of year	24,941	36,865
Cash and cash equivalents at end of year	$9,600	$24,941

Supplemental Cash flows disclosures:
Cash paid (refund) for income taxes	$1	$(138)

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

Software License Revenue, Subscription Products or Hosted Products

Although we made the software available to the customer at a particular point in time, the delivery of subscription software products (such as QuickSilver) and hosted software products (such as Vmoso, Clearvale and Clear) is considered to have occurred ratably over the duration of the contract.  We recognize revenue ratably over the contract periods.

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

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2015 and 2014, respectively.  Our short-term investments’ contractual maturities occur before December 2016.  Total interest income during fiscal years 2015 and 2014 was $76,000 and $54,000, respectively.

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $22,000 and $1,000 in 2015 and 2014, respectively.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we recognize the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2015, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $3.4 million and $4.8 million on December 31, 2015 and 2014, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

For the year ended December 31, 2015,  no customer accounted for more than 10% of our total revenues. For the year ended December 31, 2014,  one  government entity accounted for 11% of our total revenues.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2015 and 2014 (in thousands) were as follows

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant	Significant
		Markets for	Other
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$8,909	$8,909	$-	$-
Money market funds	691	691	-	-
Total cash and cash equivalents	$9,600	$9,600	$-	$-
Fixed income securities
Corporate bonds - financial	$3,267	$-	$3,267	$-
Corporate bonds - industrial	5,051	-	5,051	-
U.S. Treasury Securities	2,488	-	2,488	-
Certificates of deposits	8,725	-	8,725	-
Total fixed income securities	$19,531	$-	$19,531	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2014	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$24,726	$24,726	$-	$-
Money market funds	215	215	-	-
Total cash and cash equivalents	$24,941	$24,941	$-	$-
Fixed income securities
Corporate bonds - financial	9,094	$-	$9,094	$-
Corporate bonds - Industrial	1,832	-	1,832	-
Certified of Deposit	1,212	-	1,212	-
Total fixed income securities	$12,138	$-	$12,138	$-

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

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2015, we had 1,208,057 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2015, we had 72,625 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

       Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase.

As of December 31, 2015, we had 130,133 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000 under Section 423(b)(8) of the Internal Revenue Code of 1986, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2015 and 2014, we received a total of $275,000 and $332,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2015 and 2014 is as follows (in thousands):

	Years Ended December 31,
	2015	2014
Cost of services	$162	$137
Research and development	309	279
Sales and marketing	355	396
General and administrative	238	188
	$1,064	$1,000

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

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2015 and 2014:

	Years Ended December 31,
	2015	2014
Expected volatility	59%	65%
Expected dividends	0%	0%
Expected term (in years)	6.25	6.25
Risk free interest rate	2%	2%

  The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2015	2014
Expected volatility	22%	29%
Weighted average volatility	29%	35%
Risk-free interest rate	0%	0%
Expected term (in years)	1	1
Expected dividend yield	0%	0%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2015 and 2014, were $1.40 and $2.40, respectively.

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

	Years Ended December 31,
	2015	2014
Net Loss	$(11,437)	$(9,481)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,857	4,799
Basic and diluted net loss per share	$(2.36)	$(1.98)

Foreign Currency Transactions

The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2015 and 2014, translation (loss) income was $(6,000) and $123,000, respectively, and is included in other comprehensive loss account in the Consolidated Statements of Stockholder's Equity.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which consist of cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the

accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, only consisting of foreign currency translation, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2014	$(733)
Net change during period	(6)
Balance, December 31, 2015	$(739)

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

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016 and interim periods within annual periods beginning after December 15,2016. Early adoption is permitted. The Company does not expect to early adopt this guidance and does not believe that the adoption of this guidance will have a material impact on its consolidated financial statements.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2015	2014
Furniture and fixtures	$158	$184
Computer and software	2,177	2,214
Leasehold improvements	178	178
Total property and equipment	2,513	2,576
Less accumulated depreciation and amortization	(2,426)	(2,428)
Property and equipment, net	$87	$148

            Depreciation and amortization expense for the years ended December 31, 2015 and 2014 was $77,000 and $118,000, respectively. We retired $69,000 and $83,000 in fully depreciated property and equipment in 2015 and 2014, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2015	2014
Employee benefits	$615	$799
Income tax	278	265
Sales and other taxes	144	101
Commissions and bonuses	298	251
Customer advances	-	27
Deferred rent	89	50
Other	737	799
Total accrued expenses	$2,161	$2,292

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2015	2014
Deferred maintenance and unearned revenue	$301	$261
Other	617	513
Total other non-current liabilities	$918	$774

Note 5---Income Taxes

        Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2015	2014
Domestic	$(10,223)	$(6,963)
Foreign	(1,185)	(2,361)
Loss before income taxes	$(11,408)	$(9,324)

The components of benefit/(expense) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Current:
Federal	$4	$(22)
State	(1)	(2)
Foreign	(32)	(133)
Total current	(29)	(157)
Deferred:
Federal	-	-
State	-	-
Foreign	-
Total deferred	-	-
Provision for income taxes	$(29)	$(157)
	.

The differences between the benefit/(expense) for income taxes computed at the federal statutory rate of 35% and our actual income tax expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Expected income tax benefit	$3,993	$3,263
Expected state income taxes expense, net of federal tax benefit	(771)	(2,212)
Research and development credit	147	262
Foreign taxes and foreign loss not benefited	(904)	(929)
Change in valuation allowance	(2,224)	55
Stock-based compensation	(198)	(342)
True-ups	(155)	(162)
Unrealized tax benefits	154	(9)
Others	(71)	(83)
Provision for income taxes	$(29)	$(157)

The individual components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2015	2014
Deferred tax assets:
Depreciation and amortization	$265	$423
Accrued, allowance and others	3,085	3,477
Net operating losses	204,693	203,536
Tax credits	8,407	8,139
Unrealized losses on marketable securities	1,349	-
Total deferred tax assets	217,799	215,575
Less: valuation allowance	(217,799)	(215,575)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2015 and 2014, due to the uncertainty regarding their future realization. The total valuation allowance increased $2,224,000 from December 31, 2014 to December 31, 2015.

As of December 31, 2015, we had federal and state net operating loss ("NOL") carryforwards of approximately $570,798,000 and $26,569,000,  subject to Section 382 of the Internal Revenue Code ("IRC") limitations respectively, available to offset future regular and alternative minimum taxable income. Our federal net operating loss carryforwards expire in various years from 2018 through 2035, if not used. The state net operating loss carryforwards expire in various years from 2031 to 2035, if not used.

As of December 31, 2015, we had federal and state research and development credit carryforwards of approximately $6,530,000 and $5,791,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2018 through 2035, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 31, 2015.

 We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2015  and 2014 were $2,800,000 and $2,915,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $160,000 as of December 31, 2015 and 2014, respectively.

 A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2015 is as follows (in thousands):

Balance at January 1, 2015	$2,915
Additions based on tax provisions related to the current year	105
Additions (or decreases) for tax provisions of prior year	(190)
Settlements	-
Lapse of the statute of limitation	(30)
Balance at December 31, 2015	$2,800

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2015 and 2014,  respectively, we did not recognize any interest and penalties.

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

Note 6 - Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2015 and 2014, respectively.

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

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2015 and 2014. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2018. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2016	$938
2017	779
2018	365
2019	-
2020 and thereafter	-
Total minimum lease payments	$2,082

Rent expense for the years ended December 31, 2015, and 2014 was $1,300,000 and $1,200,000, respectively.

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 7---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2015, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2015, we had reserved 398,707 common shares for future issuance upon the exercise of stock options.

	Year Ended December 31, 2015
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of period	848	$9.35
Granted	28	$5.68
Exercised	-	$-
Forfeited	(84)	$8.29
Expired	(58)	$12.82
Outstanding at end of period	734	$9.06	7.70	$9
Options exercisable at end of period	375	$10.59	6.87	$-
Options vested and expected to vest at end of period	649	$9.31	7.57	$7

The weighted-average fair market value per share of options granted under our stock option plans during fiscal 2015 and 2014 was $3.20 and $4.42, respectively.

We granted 10,832 shares of restricted stock to the non-employee members of our Board of Directors in June 2015, and recorded a stock-based compensation expense of $63,000.  We granted 6,870 shares of restricted stock to the non-employee members of our Board of Directors in 2014, and recorded a stock-based compensation expense of $65,000. The restricted stock will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2015, total unrecognized compensation cost related to unvested stock options was $1,737,000, which is expected to be recognized over the remaining weighted-average vesting periods of 1.29 years. During the year ended December 31, 2015 and 2014, we have received cash of $275,000 and $557,000, respectively from the employee stock purchases and exercise of stock options.

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

	Years Ended December 31,
	2015	2014
Software licenses	$4,414	$6,495
Consulting services	2,056	3,017
Maintenance	2,972	4,073
Total revenues	$9,442	$13,585

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2015	2014
Americas	$3,903	$6,171
Europe	2,149	2,758
Asia/Pacific	3,390	4,656
Total revenues	$9,442	$13,585

In 2015, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 61% in Asia Pacific in 2015.

Note 9---Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will nolonger have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

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

In April 2015, we executed a renewal contract with a third party of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member. The total renewal license associated with that contract is $184,000.  In 2014, we executed a renewal contract with the same customer with an associated value of $166,000. We recognized $176,000 and $164,000 of license revenue for the fiscal year 2015 and 2014, respectively.

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to the lower of 100% of their compensation or the IRS annual maximum. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We have funded $69,000 and $88,000 for the year ended December 31, 2015  and 2014, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2015.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2015 was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2015 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2015 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2016 Annual Meeting of Stockholders (the “Proxy Statement”)  or will be filed as an amendment to this Annual Report.

ITEM 11. EXECUTIVE COMPENSATION

                 The information required by this Item is incorporated by reference to the Proxy Statement or will be filed as an amendment to this Annual Report..

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item is incorporated by reference to the Proxy Statement or will be filed as an amendment to this Annual Report..

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this Item is incorporated by reference to the Proxy Statement or will be filed as an amendment to this Annual Report.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item is incorporated by reference to the Proxy Statement or will be filed as an amendment to this Annual Report.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) The following documents are filed as a part of this Report.

1. Consolidated Financial Statements. The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K

Reports of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2015 and 2014

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended December 31, 2015 and 2014

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 14th day of April 2016.

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

Signature	Title	Date

/s/ Pehong Chen		April 14, 2016
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter Chu		April 14, 2016
Peter Chu	Chief Financial Officer and Vice President of Strategy and Product Management (Principal Financial and Accounting Officer)

François Stieger	Director

/s/ James D. Dixon		April 14, 2016
James D. Dixon	Director

/s/ Robert Lee		April 14, 2016
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2015	$213	$-	$(78)	$135
Year Ended December 31, 2014	$216	$54	$(57)	$213

  (1) Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2015

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(15)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(12)	Amended and Restated Bylaws.
4.1(1)	References are hereby made to Exhibits 3.1 to 3.4.
4.2(14)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(17)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)	Terms and Conditions, dated January 1, 1995, between the Company and IONA Technologies LTD.
10.7(5)	BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009.
10.8(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.9(4)(b)	Independent Software Vendor Agreement, effective January 1, 1998, between the Company and IONA Technologies, PLC, as amended.
10.10(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.11(9)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.12(9)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.13(10)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.14(13)	Amendment No. 5 to IONA Independent Software Vendor Agreement, dated December 20, 2004, between IONA Technologies, Inc. and the Company.
10.15(11)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.16(16)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.17(17)	Amended & Restated 2006 Equity Incentive Plan, as amended (the "Amended & Restated Plan").
10.18(18)(a)	2009 Employee Profit Sharing Plan.
10.19(19)	Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan.
10.20(20)	Form of Option Grant Notice under the Amended and Restated Plan.
10.21(21)	Form of Stock Option Agreement under the Amended & Restated Plan.
10.22(22)	Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C.
10.23(23)	First Amendment to Lease Agreement dated September 4, 2014 between BroadVision Inc. and VII Pac Shores Investors, LLC.
101.INS	XBRL Instance
101.SCH	XBRLTaxonomy Extension Schema
101.CAL	XBRLTaxonomy Extension Calculation
101.LAB	XBRLTaxonomy Extension Labels
101.PRE	XBRLTaxonomy Extension Presentations
101.DEF	XBRLTaxonomy Extension Definition

21.1	Subsidiaries of the Company.
23.1	Consent of OUM & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(a) Represents a management contract or compensatory plan or arrangement.
(b) Confidential treatment granted.

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
(10) Incorporated by reference to the Company's Current Report on Form 8-K filed on November 10, 2004 (File No. 000-28252).
(11) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 22, 2005 (File No. 000-28252).
(12) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)
(13) Incorporated by reference to the Company's Current Report on Form 8-K filed on December 23, 2004 (File No. 000-28252).
(14) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 20, 2004 (File No. 333-121430).
(15) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205).
(17) Incorporated by reference to the Company's Annual Report on Form 10-K filed on June 9, 2006 (File No. 000-28252).
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