Form 10-K/A
period 2015-12-31
BROADVISION INC
filed 2016-04-29
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2015
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34205

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Seaport Blvd, Suite 210
Redwood City, California	94063
(Address of principal executive offices)	(Zip code)
(650) 331-1000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.0001 par value per share	Name of Exchange on Which Registered The Nasdaq Stock Market LLC (Nasdaq Global Market)

Securities registered pursuant to Section 12(g) of the Act:
None

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

As of April 22, 2016, the registrant had 4,916,248 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of BroadVision, Inc. for the fiscal year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April 14, 2016 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K as well as to update certain of the information included on the cover page of the Original 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Chief Financial Officer are providing Rule 13a-14(a) certifications as included herein. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications and to update certain other exhibits.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously-reported financial results, nor does it reflect events occurring after the date of the Original 10-K. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K/A

YEAR ENDED DECEMBER 31, 2015

Amendment No. 1

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries. BroadVision, Clearvale, the Clearvale logo, and Interleaf are our registered trademarks in the United States and/or other countries.  Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth information about our directors. The respective age of each individual in the table below is as of April 22, 2016:

Name	Age	Position
Pehong Chen	58	Chairman, President and Chief Executive Officer
James D. Dixon(1)(2)	72	Director
Robert Lee(1)(2)(3)	67	Director
François Stieger(1)(3)	66	Director

(1)	Member of the Audit Committee.
(2)	Member of the Compensation Committee.
(3)	Member of the Nominating and Corporate Governance Committee.

The following sets forth biographical information with respect to our directors:

Pehong Chen has served as our Chairman of the Board, Chief Executive Officer and President since our incorporation in May 1993. Dr. Chen served as Interim Chief Financial Officer during the period between William Meyer’s departure in June 2006 and Shin-Yuan Tzou’s appointment as Chief Financial Officer in January 2008.  From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, Inc., a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of Gain Technology, Inc., a provider of multimedia applications development systems, which was acquired by Sybase, Inc. Dr. Chen served on the board of directors of Sina Corporation from March 1999 through December 2015.  Dr. Chen currently serves on the board of directors of Weibo Corporation, which he joined in January 2016. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.  We believe Dr. Chen’s qualifications to sit on our Board of Directors include his decades of experience in the technology industry, including as our founder, and our Chairman, President and Chief Executive Officer for the past 20 years.  The Committee believes that Dr. Chen’s extensive experience with the Company brings necessary historical knowledge, industry experience and continuity to the board.

James D. Dixon has served as one of our directors since January 2003. Prior to his retirement from Bank of America in January 2002, Mr. Dixon served as an executive with bankofamerica.com. From September 1998 to February 2000, Mr. Dixon was Group Executive and Chief Information Officer of Bank of America Technology & Operations. From 1990 to 1998, before the merger of NationsBank Corporation and BankAmerica Corporation, Mr. Dixon was President of NationsBank Services, Inc. From 1986 to 1990, he also served as Chief Financial Officer for Citizens and Southern Bank/Sovran, a predecessor company to NationsBank. Mr. Dixon holds a B.A. from Florida State University, a J.D. from the University of Florida School of Law, and he is a graduate of the executive M.B.A. program at Stanford University. Mr. Dixon also previously served on the board of directors of CheckFree Corporation, a provider of financial electronic commerce services and products, 724 Solutions Inc., a provider of mobile internet, mobile broadband and IP messaging solutions and Rare Hospitality International, Inc., a restaurant operator and franchisor. Mr. Dixon’s employment within the technology sector of the banking industry and his leadership role with several major national corporations give him the background to provide strategic financial guidance and leadership to the Company and the Board.  Additionally, his extensive service on other boards of directors in the technology industry gives him substantial insight into the issues that arise in a technology-based business.

Robert Lee has served as one of our directors since August 2004. Mr. Lee was a corporate Executive Vice President and President of Business Communications Services at Pacific Bell, where he established two new subsidiaries: Pacific Bell Internet Services and Pacific Bell Network Integration. During his 26 year career at Pacific Bell, Mr. Lee managed groups in finance, operations, sales and marketing. Mr. Lee served as Executive Vice President of Marketing and Sales from 1987 to 1992.  Mr. Lee is a member of the board and serves on the Audit Committee of Blue Shield of California, which provides health insurance to members in California. He previously served as a member of the board and the Audit Committee of Corinthian Colleges, which operates as a post-secondary education company in North America, from October 2006 through August 2015. Mr. Lee also previously served on the board of directors of Web.com, a provider of online marketing services for small businesses, from April 1999 until September 2007 and Netopia, a provider of voice and data solutions, from November 2001 until February 2007. Mr. Lee holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the University of California at Berkeley.  The Company believes that Mr. Lee’s extensive operations, sales and marketing expertise make him a valuable member of the board.  His executive experience, along with his experience serving on other boards and his historical knowledge of our company, give him the qualifications and skills to serve as a director.

François Stieger has served as one of our directors since August 2006. Mr. Stieger has served as Vice President EMEA at Typesafe Switzerland LLC since October 2012. From January 2006 until October 2012, Mr. Stieger led Intentional Software’s international group as CEO of Intentional Software International Sarl. From April 2003 until January 2006, Mr. Stieger was senior vice president and general manager for Europe, Middle East and Africa for Verisign, the leading provider of critical infrastructure security services for the Internet and telecommunication markets. Mr. Stieger was responsible for Verisign’s business throughout that region. Prior to joining Verisign, Mr. Stieger was a partner of Amadeus Capital, a leading European venture capital firm based in London. Mr. Stieger served as our Director, Worldwide Marketing Organization, from 1996 to 2001.  While serving in that capacity, in 1996, he established our European operations. Under his management through mid-2001, these operations grew to more than 400 employees and US$104 million annual revenues. He was also personally involved in our initial public offering in June 1996, and our public offering on the Neuer Markt in Frankfurt in November 1999. From 1987-1992, as vice president, Mr. Stieger established and managed operations of Oracle Corporation for southern and central Europe. Mr. Stieger is a graduate of the University of Strasbourg’s Institute of Technology.  Mr. Steiger’s experience as an executive of several international technology companies provides the board with a global perspective.  Additionally, his experiences as a former Company executive provide him with a deep understanding of the Company that we believe to be valuable to the board.

EXECUTIVE OFFICERS

The following table sets forth information about our current executive officers. The respective age of each individual in the table below is as of April 22, 2016:

Name	Age	Position
Pehong Chen	58	Chairman, President and Chief Executive Officer
Peter Chu	52	Chief Financial Officer and Vice President Strategy and Product Management

The following sets forth biographical information with respect to Mr. Chu. The biography for Dr. Chen appears earlier under the heading “Directors”:

Peter Chu has served as our Chief Financial Officer since July 2014. Mr. Chu also served as our Vice President of Strategy, Product Management from October 2011, when he joined the Company, through July 2014. Prior to joining BroadVision, Mr. Chu was a Managing Partner at AsiaTech Ventures and Senior Advisor at Inspirior, LLC for over a decade. Mr. Chu holds a BSEE from Stanford University and an MBA from Harvard University.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our Common Stock and other equity securities. Directors, officers and greater than ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2015 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

Code of Business Ethics and Conduct

We have adopted a Code of Business Ethics and Conduct (the “Code of Conduct”) that applies to all of our directors, officers and employees. The text of the Code of Conduct is posted on our website at www.broadvision.com. If we make any amendment to the Code of Conduct or grant any waiver from a provision of the Code of Conduct to any executive officer or director, we intend to disclose the amendment or waiver on our website to the extent required by applicable rules and exchange requirements.

The Audit Committee

The Board of Directors has a separately designated standing Audit Committee. The Audit Committee is presently composed of three non-employee directors: Messrs. Dixon (Chairman), Lee and Stieger. The Board has determined that all members of our Audit Committee are independent (as independence is currently defined in Rule 5605(a)(2) of the Nasdaq listing standards). The

Board has determined that Mr. Dixon qualifies as an “audit committee financial expert,” as defined in applicable Securities and Exchange Commission (“SEC”) rules.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR FISCAL 2015 AND 2014

The following table shows for the fiscal years ended December 31, 2015 and 2014, compensation paid to, or earned by, Dr. Pehong Chen, the Company’s Chief Executive Officer, and Peter Chu, the Company’s Chief Financial Officer (the “Named Executive Officers”). We do not consider any officer or other employee of the Company or any subsidiary of the Company to be an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (1)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Pehong Chen, CEO	2015	$350,000	$–	$–	$–	$–	$–	$2,000	$352,653
	2014	$350,000	$–	$–	$–	$–	$–	$2,000	$352,000
Peter Chu, CFO	2015	$196,667	$16,000(3)	$–	$–	$–	$–	$2,000	$215,320
	2014	$174,000	$16,000(3)	$–	$117,892	$–	$–	$2,000	$309,892

(1)

Represents the grant date fair value of stock options granted in the fiscal year, as calculated in accordance with FASB ASC Topic 718, using the Black-Scholes option valuation model. Assumptions used in the calculation of these amounts are included in the notes to our audited consolidated financial statements included in the Original 10-K. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by the Named Executive Officers.

(2)	Represents discretionary matching contributions under our 401(k) plan of $2,000 for each of Dr. Chen and Mr. Chu in each of 2014 and 2015.
(3)	Represents discretionary cash bonuses based on Mr. Chu’s performance in the specified years.

Employment, Severance and Change in Control

Each Named Executive Officer serves at the discretion of our Board of Directors. Our Named Executive Officers are at-will employees and have not entered into written employment contracts with the Company.

Dr. Pehong Chen

Dr. Chen founded the Company in 1993 and has been our President and Chief Executive Officer since our founding. His base salary was set at $350,000 in 2002 and has not been increased or decreased since that time. In each of fiscal year 2014 and fiscal year 2015 the compensation committee decided not to change the base salary for Dr. Chen. Although we have been successful in controlling our expenses (which have been reduced through conscientious expense management and non-essential employee layoffs), the compensation committee did not feel that an increase in base salary or the grant of a stock or option award to Dr. Chen was appropriate given our operating performance. Additionally, the compensation committee has believed that a change in Dr. Chen’s base salary or equity award is unnecessary to appropriately incentivize Dr. Chen, as his 32.9% ownership of the Company’s common stock adequately incentivizes Dr. Chen to maximize stockholder value. The decisions with regard to Dr. Chen’s salary were not based in any material respect on a comparison to a peer group.

Mr. Peter Chu

Mr. Chu joined the Company in October 2011 as Vice President of Strategy and Product Management. His initial base salary was set at $168,000 and he was eligible to receive a discretionary bonus of up to $40,000 a year based on a mixture of company and personal goals agreed upon by Mr. Chu and Dr. Chen on an annual basis.  Each quarter, Dr. Chen determines the percentage of goals attained by Mr. Chu during the quarter and calculates the dollar value of the portion of the discretionary bonus to be paid for the quarter.  Mr. Chu has held the position of Chief Financial Officer and Vice President of Strategy and

Product Management at the Company since July 2014. In this role, Mr. Chu serves as the Company’s principal financial and accounting officer. On July 1, 2014, in connection with his new role, Mr. Chu’s annual salary was increased to $180,000 and he is eligible to receive an annual discretionary bonus of up to $20,000.  In February 2015, at Dr. Chen’s request, the compensation committee approved an increase in Mr. Chu’s annual salary to $200,000.

Stock Awards and Option Awards

Dr. Chen was not granted any stock awards or option grants in fiscal years 2014 or 2015. For fiscal year 2014, the compensation committee approved two nonqualified stock option grants to Mr. Chu pursuant to our Amended and Restated 2006 Equity Incentive Plan (“2006 Equity Incentive Plan”) to purchase an aggregate of 24,000 shares, each of which vests monthly over 48 consecutive months, subject to his continuous service as of each vesting date. Mr. Chu did not receive any option grants in fiscal year 2015 or any stock awards in fiscal years 2014 or 2015.

Perquisites

We maintain a 401(k) plan for our employees. Our Named Executive Officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan provides that each participant may defer eligible compensation subject to the statutory limit, which was $17,500 and $18,000, respectively, for calendar years 2014 and 2015. Participants that are 50 years or older can also make "catch-up" contributions, which for calendar years 2014 and 2015 was up to an additional $5,500 and $6,000, respectively, above the statutory limit. We also have a discretionary matching contribution feature for all employees participating in the 401(k) plan, including our Named Executive Officers. Discretionary matching contributions were made in January 2015 for the 2014 401(k) plan year and in January 2016 for the 2015 401(k) plan year. Each employee who participated in the 401(k) plan received up to a maximum of $2,000 in matching contributions provided that such employee was still employed by the Company as of the end of the applicable 401(k) plan year. Employees are immediately and fully vested in both their contributions and our matching contributions.  As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Our health and insurance plans for our Named Executive Officers are the same plans that we provide to all employees. We generally do not provide perquisites or personal benefits to our named executive officers, except in limited circumstances.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2015

The following table shows, for the fiscal year ended December 31, 2015, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers. Dr. Chen, our Chief Executive Officer, did not hold any outstanding equity awards at December 31, 2015:

                 Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter Chu	13,000	0	–	$9.96	10/19/2021	(2)	–	–	–	–
	7,438	6,562	–	$9.45	9/18/2023	(3)	–	–	–	–
	4,500	7,500	–	$9.94	6/18/2024	(4)	–	–	–	–
	3,000	9,000	–	$6.01	12/17/2024	(5)	–	–	–	–

(1)	All our options were granted pursuant to our 2006 Equity Incentive Plan and are subject to time-based vesting.
(2)

The option was granted on October 19, 2011 and has a 10 year term. The option vests monthly over 48 consecutive months and will be fully vested on October 19, 2015, subject to the participant’s continuous service as of each vesting date.

(3)

The option was granted on September 18, 2013 and has a 10 year term. The option vests monthly over 48 consecutive months and will be fully vested on September 18, 2017, subject to the participant’s continuous service as of each vesting date.

(4)

The option was granted on June 18, 2014 and has a 10 year term. The option vests monthly over 48 consecutive months and will be fully vested on June 18, 2018, subject to the participant’s continuous service as of each vesting date.

(5)

The option was granted on December 17, 2014 and has a 10 year term. The option vests monthly over 48 consecutive months and will be fully vested on December 17, 2018, subject to the participant’s continuous service as of each vesting date.

PAYMENTS UNDER SEVERANCE BENEFIT PLAN

Severance Benefit Plan

On March 26, 2007, our Board approved our Severance Benefit Plan (the “Severance Plan”) for certain of our eligible employees.  The Severance Plan was amended on October 21, 2009 to alter the benefits accrual and caps on such accrual under the Severance Plan for certain eligible employees of the Company.  The Severance Plan provides for the payment of certain benefits to employees if (i) the employee has been continuously employed for a period of one year or more; (ii) if we terminate the employee’s employment pursuant to (a) an involuntary termination without cause or (b) constructive termination within one month prior to or 24 months following a change of control; and (iii) we notify the employee in writing that he or she is eligible for participation in the Severance Plan. We, in our sole discretion, will determine whether employees are “eligible employees.” Dr. Chen and Mr. Chu currently participate in the Severance Plan.

The Severance Plan provides for the following benefits:

No Change of Control

Designated eligible employees that experience an involuntary termination without cause that is not in connection with a change of control will receive a cash severance benefit in accordance with our then-current payroll practices as follows:

Employee Designation	Base	Accrual/Yr	Maximum
CEO	6.00 Mo.	1.00 Mo/Yr.	12.00 Mo.
EVP	3.00 Mo.	0.50 Mo/Yr.	6.00 Mo.
SVP	2.00 Mo.	0.50 Mo/Yr.	4.00 Mo.
VP	1.00 Mo.	0.50 Mo/Yr.	2.00 Mo.
All Other	0.50 Mo.	0.08 Mo./Yr.	1.00 Mo.

In addition, with respect to an eligible employee who is enrolled in a health, dental, or vision plan sponsored by the Company and who elects to continue coverage under such health, dental, or vision plan (or to convert to an individual policy), at the time of the eligible employee's termination of employment, the Company shall pay the portion of premiums for the eligible employee's health, dental and/or vision plan coverage, including coverage for the eligible employee's eligible dependents, that the Company paid prior to the eligible employee's termination of employment for the same number of months as such eligible employee is entitled to receive cash severance benefits as set forth above. Additionally, if an eligible employee elects to receive COBRA continuation coverage under the Company’s health plans, the Company's payment, if any, of applicable insurance premiums, will be credited as payment by the eligible employee for purposes of the eligible employee's payment required under COBRA.

Under the Severance Plan, because Dr. Chen is our Chief Executive Officer, if Dr. Chen experiences an involuntary termination without cause that is not in connection with a change of control, Dr. Chen’s severance will consist of (i) payment of twelve months of his base salary and (ii) payment of the same portion of the premiums for continued medical and any other applicable health insurance coverage under COBRA as the Company paid prior to such termination for twelve months.

Under the Severance Plan, because Mr. Chu is designated as a vice president, if Mr. Chu experiences an involuntary termination without cause that is not in connection with a change of control, Mr. Chu’s severance will consist of (i) payment of two months of his base salary and (ii) payment of the same portion of the premiums for continued medical and any other applicable health insurance coverage under COBRA as the Company paid prior to such termination for two months.

Change of Control

There are three categories of eligible employees covered in a change of control situation: Level I, Level II and Level III as hereinafter defined. Level I eligible employees are defined as those Company Executive Officers designated by the Compensation Committee as Level I eligible employees. Level II eligible employees are defined as those Non-Executive Company Officers who report directly to the Chief Executive Officer and who are designated by the Chief Executive Officer as Level II eligible employees. Level III eligible employees are defined as those Non-Executive Company Officers and Department Managers who report either directly to the Chief Executive Officer or to Level II eligible employees and who are designated by the Chief Executive Officer as Level III eligible employees.  Dr. Chen is a Level I Eligible Employee and Mr. Chu is a Level III Eligible Employee.

Designated eligible employees who experience an involuntary termination without cause or constructive termination within one month prior to or 24 months following a change of control shall receive a cash severance benefit in accordance with our then-current payroll practices as follows:

Employee Level	Base (Number of Mo. Base Salary After 1 Year Tenure)	Accelerator (Number of Mo. Base Salary Accrued Per Each Yr. of Additional Tenure)	Maximum Years Tenure Accelerator Applied	Maximum Months Base Salary Accrual Allowed
Level I	9	1.25	12	24
Level II	6	1.00	9	15
Level III	3	0.75	8	9

The vesting and exercisability of unvested stock options held by an eligible employee that are outstanding as of the eligible employee’s termination date, beginning with the earliest unvested installments, shall be accelerated according to the following chart:

Employee Level	Base (Percentage of Unvested Stock Options Accelerated After 1 Year Tenure)	Accelerator (Percentage of Unvested Stock Options Accelerated Per Each Yr. of Additional Tenure)	Maximum (Total % of Unvested Stock Options Allowed to be Accelerated)
Level I	30%	7.8%	100%
Level II	25%	6.1%	80%
Level III	20%	4.4%	60%

In addition, with respect to an eligible employee who is enrolled in a health, dental, or vision plan sponsored by the Company and who elects to continue coverage under such health, dental, or vision plan (or to convert to an individual policy), at the time of the eligible employee's termination of employment, the Company shall pay the portion of premiums for the eligible employee's health, dental and/or vision plan coverage, including coverage for the eligible employee's eligible dependents, that the Company paid prior to the eligible employee's termination of employment as follows: Level I shall receive a continuation of benefits (as in effect immediately prior to termination) for up to a maximum of 24 months; Level II shall receive continuation of benefits (as in effect immediately prior to termination) for up to a maximum of 15 months; Level III shall receive continuation of benefits (as in effect immediately prior to termination) for up to a maximum of 9 months.  Additionally, if an eligible employee elects to receive COBRA continuation coverage under the Company’s health plans, the Company's payment, if any, of applicable insurance premiums, will be credited as payment by the eligible employee for purposes of the eligible employee's payment required under COBRA.

Under the Severance Plan, if Dr. Chen experiences an involuntary termination without cause or constructive termination within one month prior to or 24 months following a change of control, Dr. Chen’s severance will consist of (i) payment of twenty-four months of his base salary; (ii) payment of the same portion of the premiums for continued medical and any other applicable health insurance coverage under COBRA as the Company paid prior to the change of control for 24 months; and (iii) the vesting of 100% of any unvested stock options held by Dr. Chen as of the date of his termination.

Under the Severance Plan, if Mr. Chu experiences an involuntary termination without cause or constructive termination within one month prior to or 24 months following a change of control, as of April 22, 2016, the latest practical date, Mr. Chu’s severance will consist of (i) payment of 6 months of his base salary; (ii) payment of the same portion of the premiums for continued medical and any other applicable health insurance coverage under COBRA as the Company paid prior to the change of control for six months; and (iii) the vesting of 33.4% of any unvested stock options held by Mr. Chu as of the date of his termination.

Definitions

For purposes of our Severance Plan, an "involuntary termination without cause" means an eligible employee's involuntary termination of employment by the Company for a reason other than cause.

For purposes of our Severance Plan, "cause" generally means the occurrence of one or more of the following: (1)  the eligible employee's conviction of, or plea of no contest with respect to, any crime involving fraud, dishonesty or moral turpitude; (2)  the eligible employee's attempted commission of or participation in a fraud or act of dishonesty against the Company that results in (or might have reasonably resulted in) material harm to the business of the Company; (3)  the eligible employee's intentional, material violation of any contract or agreement between the eligible employee and the Company or any statutory duty the eligible employee owes to the Company; (4) the eligible employee's conduct that constitutes gross misconduct, insubordination, incompetence or habitual neglect of duties and that results in (or might have reasonably resulted in) material harm to the business of the Company; or (5) the eligible employee's persistent unsatisfactory performance of his or her job duties. The conduct described in (3), (4) or (5) above will only constitute “cause” if such conduct is not cured within 15 days after the eligible employee's receipt of written notice from the Company or our Board of Directors specifying the particulars of the conduct that may constitute “cause”.

For purposes of our Severance Plan, a "change of control" generally means the occurrence in a single transaction or in a series of related transactions of any one or more of the following events: (1) any person within the meaning of the Exchange Act becomes the owner, directly or indirectly, of securities of the Company representing more than 50% of the combined voting power of the Company's then outstanding securities other than by virtue of a merger, consolidation or similar transaction, other than any person who owns, as of the effective date of the Severance Plan, securities of the Company representing more than 15% of the combined voting power of the Company's then outstanding securities; (2) the consummation of a merger, consolidation or similar transaction involving (directly or indirectly) the Company and, immediately after the consummation of such merger, consolidation or similar transaction, the stockholders of the Company immediately prior thereto do not own, directly or indirectly, outstanding voting securities representing more than 50% of the combined outstanding voting power of the surviving entity in such merger, consolidation or similar transaction or more than 50% of the combined outstanding voting power of the parent of the surviving entity in such merger, consolidation or similar transaction; (3) the stockholders of the Company approve or our Board of Directors approves a plan of complete dissolution or liquidation of the Company, or a complete dissolution or liquidation of the Company shall otherwise occur; or (4) there is consummated a sale, lease, license or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries, other than a sale, lease, license or other disposition of all or substantially all of the consolidated assets of the Company and its subsidiaries to an entity, more than 50% of the combined voting power of the voting securities of which are owned by stockholders of the Company in substantially the same proportions as their ownership of the Company immediately prior to such sale, lease, license or other disposition.

For purposes of our Severance Plan, a "constructive termination" means a termination of employment by an eligible employee after one of the following occurs following a change of control without the eligible employee's express written consent: (1) a substantial reduction in the eligible employee's duties or responsibilities (and not simply a change in title or reporting relationships) in effect immediately prior to the effective date of the change of control; (2) a material reduction by the Company in the eligible employee's annual base salary, as in effect on the effective date of the change of control or as increased thereafter; (3) any failure by the Company to continue in effect any benefit plan or program, including incentive plans or plans with respect to the receipt of securities of the Company, in which the eligible employee was participating immediately prior to the effective date of the change of control, or the taking of any action by the Company that would adversely affect the eligible employee's participation in or reduce the eligible employee's benefits under such plans or deprive the eligible employee of any fringe benefit that he or she enjoyed immediately prior to the effective date of the change of control; (4) a relocation of the eligible employee's business office to a location more than 50 miles from the location at which the eligible employee performed his or her duties as of the effective date of the change of control, except for required travel by the eligible employee on the Company's business to an extent substantially consistent with his or her business travel obligations prior to the effective date of the change of control; or (5) a material breach by the Company of any provision of any material agreement between the eligible employee and the Company concerning the terms and conditions of the eligible employee's employment.

DIRECTOR COMPENSATION FOR FISCAL 2015

The following table shows for the fiscal year ended December 31, 2015 certain information with respect to the compensation of all non-employee directors of the Company:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Dixon	$-	$24,993	$-	$-	$-	$-	$24,993
Robert Lee	$-	$19,999	$-	$-	$-	$-	$19,999
François Stieger	$-	$19,999	$-	$-	$-	$-	$19,999

(1)

Dr. Chen is not included in this table because, as our employee, he did not earn any additional compensation for his services as a director.  The compensation earned by Dr. Chen as our employee is shown in the Summary Compensation Table above.

(2)

The amounts reflect the grant date fair value of the stock awards granted in the 2015 fiscal year, as calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our directors.

(3)	The aggregate number of stock awards and stock option awards for each non-employee director that were outstanding at December 31, 2015 are as follows:

Name	Number of Shares Subject to Outstanding Restricted Stock Awards (#)	Number of Shares Subject to Outstanding Options (#)
James Dixon	2,082	-
Robert Lee	1,666	-
François Stieger	1,666	800

Overview of Director Compensation and Procedures

We compensate non-employee members of our Board of Directors through grants of restricted Common Stock. We do not pay our non-employee directors any cash remuneration other than reimbursement of travel expenses and de minimus items.

Pursuant to the 2006 Equity Incentive Plan, in 2015 each non-employee director was granted restricted Common Stock in an amount equal to $20,000 ($25,000, in the case of the individual serving as the audit committee chairman as of immediately following the Annual Meeting) divided by the last trading price of the Company’s Common Stock on the trading day immediately prior to the date of the annual meeting of stockholders as quoted on the principal trading market for the Common Stock. Each such grant vests over a one-year period measured from the date of the Annual Meeting, with one quarter of the shares included in each such grant vesting on each of the dates that are three months, six months, nine months and twelve months from the Annual Meeting, so long as the recipient continues to serve as a member of the Company’s board. These restricted shares are granted at 100% of the fair market value of the Common Stock on the date of grant. The annual grants are discretionary and are granted upon action by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to shares of our Common Stock that may be issued under our equity compensation plans in effect as of December 31, 2015:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	734,404(3)	$9.06	456,215 (4)
Equity compensation plans not approved by security holders (2)	--	--	72,625
Total	734,404	$9.06	1,133,111

(1)	Consists of our Employee Stock Purchase Plan, our 2000 Equity Incentive Plan and our 2006 Equity Incentive Plan.

(2)

Consists of 730,239 shares issuable upon exercise of options outstanding under our 2006 Equity Incentive Plan and 4,155 shares issuable upon exercise of options outstanding under our 2000 Equity Incentive Plan as of December 31, 2015.  In March 2016, the options to purchase 4,155 shares under our 2000 Equity Incentive Plan expired unexercised and no options remain outstanding under that plan.

(3)

Consists of our 2000 Non-Officer Equity Incentive Plan (the “2000 Non-Officer Plan”), adopted in February 2000, under which shares of common stock may be issued to selected employees, consultants, and our affiliates who are not officers or directors. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

(4) Includes 130,133 shares authorized for future issuance under our Employee Stock Purchase Plan as of December 31, 2015 and 326,082 shares of our Common Stock reserved for future issuance under our 2006 Equity Incentive Plan. No shares of our Common Stock remain available for future issuance under our 2000 Equity Incentive Plan. On each January 1 through and including January 1, 2019, the number of authorized shares under our 2006 Equity Incentive Plan is automatically increased by the lesser of (i) four percent of the total number of outstanding shares of our Common Stock immediately prior to the increase and (ii) a number of shares such that, following the increase, the total number of shares that have been reserved for issuance under the 2006 Equity Incentive Plan equals 25% of the total number of outstanding shares of our Common Stock and (iii) a number of shares such that, following the increase, the total number of shares available for future issuance under the 2006 Equity Incentive Plan and not subject to outstanding stock awards equals 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of April 22, 2016 by: (a) each current director; (b) each of our Named Executive Officers; (c) all of our current executive officers and directors as a group; and (d) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our Common Stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
5% Stockholders:
Honu Holdings, LLC (2)	1,380,000	28.1%
ESW Capital, LLC (3)	814,554	16.6%
Marlin Capital Investments(4)	352,344	7.2%
Named Executive Officers and Directors:
Pehong Chen (5)	1,614,999	32.9%
James D. Dixon (6)	18,478	*
Robert Lee (7)	14,442	*
Francois Stieger (8)	13,482	*
Peter Chu (9)	38,191	*
All Current Directors and Executive Officers as a group (5 persons)(10)	1,699,592	34.3%

*Less than one percent

(1)This table is based upon information supplied by officers, directors and principal stockholders, Schedules 13D and 13G and Form 4s filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 4,916,248 shares outstanding as of April 22, 2016, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the named individuals is c/o BroadVision, Inc., 1700 Seaport Blvd., Suite 210, Redwood City, California 94063.

(2)Dr. Chen, our Chairman, President and Chief Executive Officer is the sole member of Honu Holdings, LLC and has sole voting and dispositive power over the reported shares. The address of Honu Holdings, LLC is 1700 Seaport Blvd., Suite 210, Redwood City, California 94063.

(3)This information is derived solely from the Form 4 of ESW Capital, LLC, filed on April 21, 2016. The Form 4 reported that, as of April 20, 2016, Joseph Liemandt, the sole voting member of ESW Capital, LLC had sole voting and dispositive power with respect to all of the reported shares. The Form 4 further states that Mr. Liemandt disclaims beneficial ownership of the shares held by ESW Capital, LLC, except to the extent of his pecuniary interest therein. The address for each of ESW Capital, LLC and Joseph A. Liemandt is 401 Congress Avenue, Suite 2650, Austin, Texas 78701.

(4)This information is derived solely from the Schedule 13D of the following parties:  Marlin Capital Investments, LLC and Barry Honig and Michael Brauser (each members of Marlin Capital Invesments LLC), filed pursuant to a joint filing agreement on January 30, 2015. The Schedule 13D reported that, as of January 30, 2015, Barry Honig, had sole voting and dispositive power with respect to 35,200 of the reported shares and shared voting and dispositive power over 144,909 of the reported shares, and that Michael Brauser had shared voting and dispositive power over 172,235 of the reported shares. The address of each of Marlin Capital Investments, LLC, Barry Honig and Michael Brauser is 4400 Biscayne Boulevard, Suite 850, Miami, Florida 33137.

(5)Includes all shares held by Honu Holdings, LLC discussed in footnote (2) and 234,999 shares held in trust by Dr. Chen and his wife for their benefit. Excludes 45,815 shares of Common Stock held in trust by independent trustees for the benefit of Dr. Chen’s children.

(6)Includes 1,041 shares subject to the vesting of restricted stock awards.

(7)Includes 41 shares held in trust by Mr. Lee and his wife for their benefit and 833 shares subject to the vesting of restricted stock awards.

(8)Includes 800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 22, 2016 and 833 shares subject to the vesting of restricted stock awards.

(9)Includes 32,813 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 22, 2016.

(10)Includes 33,613 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 22, 2016 and 2,707 shares subject to the vesting of restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Except as set forth below, since January 1, 2014, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 or 1% of the average of the Company’s total assets at the end of the last two completed fiscal years and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than as described below. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Chen, our Chairman, President and Chief Executive Officer and largest stockholder, and in which our Chief Financial Officer, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under the BVD Operating Agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have made cumulative capital investments of approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2015, including $400,000 invested in each of 2014 and 2015. In addition, in 2014, we began making payments directly to BVOD for certain labor outsourcing services at the rate of approximately $400,000 per quarter, and we expect to continue to pay BVOD for such services at this rate for the foreseeable future. We made aggregate payments to BVOD of $1,150,500 and $1,927,000 (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2014 and 2015, respectively. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with a SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, was a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000.  In April 2014, we executed a renewal contract with the SINA Corporation for the same service. The total license revenue that we were entitled to receive under that contract through its expiration in March 2015 was $166,000. We recognized $176,000 and $164,000 of license revenue for the fiscal year 2015 and 2014, respectively, related to such contracts.

Director and Officer Indemnification

Our revised and restated certificate of incorporation contains provisions limiting the liability of directors. In addition, we have entered into indemnity agreements with certain officers and directors that provide, among other things, that we will indemnify such officer or director, under the circumstances and to the extent provided for in such agreement, for expenses, damages, judgments, fines and settlements he or she may be required to pay in actions or proceedings to which he or she is or may be made a party be reason of his or her position as a director, officer or other agent of BroadVision, and otherwise to the full extent permitted under Delaware law and our bylaws.

Independence of the Board of Directors

As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, the Board affirmatively has determined that all of current directors are independent directors within the meaning of the applicable Nasdaq listing standards other than Dr. Chen, our Chairman, Chief Executive Officer and President and largest stockholder.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents aggregate fees billed to us by OUM, our principal accountant for the years ended December 31, 2015 and 2014. All fees described were pre-approved by the Audit Committee.

Audit Fees. Audit fees billed were $189,440 for the year ended December 31, 2015 and $207,057 for the year ended December 31, 2014. The fees were for professional services rendered for the audit of our consolidated financial statements as of December 31, 2015, and the audit of our consolidated financial statements as of December 31, 2014, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

Audit-Related Fees. No audit-related fees were billed in the years ended December 31, 2015 and December 31, 2014.

Tax Fees. No tax fees were billed for the years ended December 31, 2015 and 2014.

Other Fees. There were no other fees billed in the years ended December 31, 2015 and 2014.

The Audit Committee has determined that the rendering of certain services other than audit services by OUM is compatible with maintaining the principal accountant’s independence.

 PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The exhibits listed on the accompanying Index to Exhibits immediately following the consolidated financial statement schedule are filed as part of, or incorporated by reference into, this Form 10-K/A.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 29th day of April 2016.

                    BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
Chairman of the Board, President, and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pehong Chen		April 29, 2016
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter Chu		April 29, 2016
Peter Chu	Chief Financial Officer and Vice President of Strategy and Product Management (Principal Financial and Accounting Officer)

/s/ François Stieger		April 29, 2016
François Stieger	Director

*		April 29, 2016
James D. Dixon	Director

*		April 29, 2016
Robert Lee	Director

* By:	/s/ Pehong Chen
Pehong Chen
As Attorney-in-Fact

INDEX TO EXHIBITS

Exhibit	Description
3.1

Amended and Restated Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to Amendment No. 2 to the Company's Registration Statement on Form S-1 filed on May 29, 1996 (File No. 333-03844)).

3.2

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 4.6 to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252)).

3.3

Certificate of Amendment of Certificate of Incorporation (incorporated by reference to Exhibit 3.3 to the Company's Quarterly Report on Form 10-Q for the quarter ended September 30, 2008, filed on November 6, 2008 (File No. 000-28252)).

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)).
4.1	References are hereby made to Exhibits 3.1 to 3.4.
4.2

Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto (incorporated by reference to Exhibit 4.4 to the Company's Registration Statement on Form S-1 filed on December 20, 2004 (File No. 333-121430)).

4.3

Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC (incorporated by reference to Exhibit 4.5 to the Company's Annual Report on Form 10-K filed on June 9, 2006 (File No. 000-28252)).

10.1+	Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on November 8, 2013 (File No. 333-192224)).
10.2+

BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2009 (File No. 001-34205)).

10.3+	2000 Non-Officer Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on October 15, 2003 (File No. 333-109709)).
10.4+

Form of Indemnity Agreement between the Company and each of its directors and executive officers (incorporated by reference to Exhibit 10.33 to the Company's Form 10-Q for the quarter ended September 30, 2002 filed on November 14, 2002 (File No. 000-28252)).

10.5

Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto (incorporated by reference to Exhibit 10.45 to the Company's Current Report on Form 8-K filed on November 10, 2004 (File No. 000-28252)).

10.6

Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on December 22, 2005 (File No. 000-28252)).

10.7

Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC (incorporated by reference to Exhibit 10.1to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205)).

10.8+	Amended & Restated 2006 Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 8, 2009 (File No. 333-159075)).
10.9+

Form of Restricted Stock Bonus Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-28252)).

10.10+

Form of Option Grant Notice and Stock Option Agreement under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on November 6, 2006 (File No. 333-138461)).

10.11

Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012 (File No. 001-34205)).

10.12

First Amendment to Lease Agreement dated September 4, 2014 between BroadVision Inc. and VII Pac Shores Investors, LLC (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 15, 2014 (File No. 001-34205)).

10.13

Amended and Restated Operating Agreement of Broadvision (Delaware) LLC, dated November 14, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205)).

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
23.1

Consent of OUM & Co. LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
31.1	Certification of the Chief Executive Officer of the Company pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of the Chief Financial Officer of the Company pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1

Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).

101.INS	XBRL Instance (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
101.SCH	XBRLTaxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
101.CAL	XBRLTaxonomy Extension Calculation (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
101.LAB	XBRLTaxonomy Extension Labels (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
101.PRE	XBRLTaxonomy Extension Presentations (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).
101.DEF	XBRLTaxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed on April 14, 2016 (File No. 001-34205)).

         + Represents a management contract or compensatory plan or arrangement.