Form 10-Q
period 2016-03-31
BROADVISION INC
filed 2016-05-16
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

As of April 30,  2016, the registrant had 4,916,248 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31,  2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2016	2015
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$7,415	$9,600
Short-term investments	19,870	19,531
Accounts receivable, net of reserves of $184 and $135 as of March 31, 2016 and December 31, 2015, respectively	1,029	1,751
Prepaids and other	1,161	1,098
Total current assets	29,475	31,980
Property and equipment, net	77	87
Other assets	145	143
Total assets	$29,697	$32,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$494	$551
Accrued expenses	1,932	2,161
Unearned revenue	1,664	1,518
Deferred maintenance	1,205	1,553
Total current liabilities	5,295	5,783
Other non-current liabilities	838	918
Total liabilities	6,133	6,701
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding as of March 31, 2016 and December 31, 2015
Common stock, $0.0001 par value; 11,200 shares authorized; 4,909 and 4,895 shares issued and outstanding as of March 31, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	1,269,839	1,269,582
Accumulated other comprehensive loss	(890)	(739)
Accumulated deficit	(1,245,385)	(1,243,334)
Total stockholders’ equity	23,564	25,509
Total liabilities and stockholders’ equity	$29,697	$32,210

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Software licenses	$1,019	$1,087
Services	990	1,409
Total revenues	2,009	2,496
Cost of revenues:
Cost of software revenues	38	45
Cost of services	772	717
Total cost of revenues	810	762
Gross profit	1,199	1,734
Operating expenses:
Research and development	1,743	1,858
Sales and marketing	1,151	1,140
General and administrative	985	888
Total operating expenses	3,879	3,886
Operating loss	(2,680)	(2,152)
Interest income, net	17	11
Other income (expense), net	639	(1,399)
Loss before provision for income taxes	(2,024)	(3,540)
Provision for income taxes	(27)	(15)
Net loss	(2,051)	(3,555)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	151	175
Comprehensive loss	$(1,900)	$(3,380)
Net loss per share, basic and diluted:
Basic and diluted net loss per share	$(0.42)	$(0.74)
Shares used in computing:
Weighted average shares, basic and diluted	4,896	4,833

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2016	2015
Cash flows from operating activities:
Net loss	$(2,051)	$(3,555)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	12	27
Stock-based compensation	202	290
Provision of receivable reserves	47	(43)
Changes in operating assets and liabilities:
Accounts receivable	675	1,306
Prepaids and other	(63)	(181)
Other non-current assets	(2)	(6)
Accounts payable and accrued expenses	(286)	(204)
Unearned revenue and deferred maintenance	(202)	905
Other noncurrent liabilities	(80)	416
Net cash used for operating activities	(1,748)	(1,045)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(3)
Purchase of short-term investments	(7,555)	(5,828)
Maturities of short-term investments	7,216	6,763
Net cash (used for) provided by investing activities	(341)	932
Cash flows from financing activities:
Proceeds from issuance of common stock, net	55	75
Proceeds from exercise of common stock options, net	-	-
Net cash provided by financing activities	55	75
Effect of exchange rates on cash and cash equivalents	(151)	175
Net (decrease) increase in cash and cash equivalents	(2,185)	137
Cash and cash equivalents at beginning of period	9,600	24,941
Cash and cash equivalents at end of period	$7,415	$25,078

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31,  2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April  14,  2016, as amended, other than those disclosed herein.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31,  2016 and March 31,  2015 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2015 Annual Report on Form 10-K filed with the SEC on April 14,  2016, as amended.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31,  2016 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31,  2016 and 2015 (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Cost of services	$25	$46
Research and development	58	81
Sales and marketing	78	99
General and administrative	41	64
	$202	$290

Net Loss Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the three months ended March 31, 2016 and 2015, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2016	2015
Net Loss	$(2,051)	$(3,555)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,896	4,833
Basic and diluted net loss per share	$(0.42)	$(0.74)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income  (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. For the three months ended March 31,  2016, and 2015, translation loss was $151,000 and $175,000,  respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2015	$(739)
Net change during period	(151)
Balance, March 31, 2016	$(890)

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Employee benefits	$658	$615
Commissions and bonuses	207	298
Sales and other taxes	153	144
Income tax and tax contingencies	280	278
Deferred rent	94	89
Other	540	737
Total accrued expenses	$1,932	$2,161

 Other non-current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2016	2015
	(unaudited)
Deferred maintenance and unearned revenue	$231	$301
Other	607	617
Total other non-current liabilities	$838	$918

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31,  2016 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$6,928	$6,928	$-	$-
Money market funds	487	487	-	-
Total cash and cash equivalents	$7,415	$7,415	$-	$-
Fixed income securities
Certificates of deposits	$9,084	$-	$9,084	$-
Corporate bonds - financial	2,213	-	2,213	-
Corporate bonds - industrial	2,598	-	2,598	-
U.S. Treasury Securities	5,975		5,975
Total fixed income securities	$19,870	$-	$19,870	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2016 and December 31, 2015, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2016 and December 31, 2015 respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31,  2016 or December 31, 2015. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire during or before June, 2018. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of March 31,  2016 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2016 (nine months)	$682
2017	780
2018	365
2019	-
2020 and thereafter	-
Total minimum lease payments	$1,827

Note 5. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2016	2015
Software licenses	$1,019	$1,087
Services
Consulting services	408	551
Maintenance	582	858
Total revenues	$2,009	$2,496

We currently operate in three primary geographical territories:  North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2016	2015
Americas	$969	$1,098
Europe	305	622
Asia/Pacific	735	776
Total revenues	$2,009	$2,496

For the three month periods ended March 31,  2016,  one of our customers,  Indian Railways Catering and Tourism Corporation Limited, accounted for 10.8% of our revenues. For the three month period ended March 31,  2015, none of our customers accounted for more than 10% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2015. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $400,000 per quarter for the foreseeable future.  We made aggregate payments to BVOD of $669,000 and $400,000 (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the three months ended March 31, 2016 and 2015, respectively. These payments in part covered services render outside of the applicable three month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, was a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000.  We recognized $46,000 of license revenue related to that contract for the first quarter of 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, which are subject to the "safe harbor" created by those sections. Forward-looking statements include all statements that are not historical facts, including statements regarding our future results of opeartions and financial position, our business strategy and plans, and our objectives for future operations.  The words "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements, including those described in the section titled “Risk Factors” included under Part II, Item 1A below.  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

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

We have not generated net income since 2009. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $2.0 million in the first quarter of 2016 were lower compared to total revenues of $2.5 million for the first quarter of 2015, with the decrease mainly in legacy revenue. . We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to  maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2016	2015
Revenues:
Software licenses	51%	44%
Services	49	56
Total revenues	100	100
Cost of revenues:
Cost of software revenues	2	2
Cost of services	38	29
Total cost of revenues	40	31
Gross profit	60	69
Operating expenses:
Research and development	87	74
Sales and marketing	57	46
General and administrative	49	35
Total operating expenses	193	155
Operating loss	(133)	(86)
Other income (expense), net	32	(56)
Loss before provision for income taxes	(101)	(142)
Provision for income taxes	(1)	(1)
Net loss	(102)%	(143)%

Revenues.    License revenue from the sales of software licenses for the three months ended March 31, 2016 was  $1.0 million,  down $0.1 million, or 9% from $1.1 million for the three months ended March 31,  2015. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March 31,  2016 was $0.6 million, down $0.3 million, or 33% from $0.9 million for the three months ended March 31,  2015.  Consulting service revenue, which is generally related to services in connection with our licensed software, for the three months ended March 31,  2016 was $0.4 million, down $0.2 million, or 33% from $0.6 million for the three months ended March 31,  2015.  Total revenues for the three months ended March 31,  2016 were $2.0 million, down $0.5 million, or 20% from $2.5 million for the three months ended March 31,  2015. The decreases in our license, services and total revenues were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software revenues for the three months ended March 31,  2016 decreased to $38,000 compared to $45,000 for the same period in the prior year. The decrease was primarily due to a decrease in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services was $0.8 million for the three months ended March 31,  2016,  up $0.1 million, or 14%, from $0.7 million for the three months ended March 31,  2015.  The increase was primarily due to an increase in employee-related costs and consultant fees.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.7 million for the three months ended March 31, 2016, down 0.1 million, or 6%, from $1.8 million for the three months ended March 31, 2015. The decrease was primarily due to a decrease in employee-related costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses remained unchanged approximately $1.1 million for each of the three months ended March 31, 2016 and 2015.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses  were $1.0 million for the three months ended March 31,  2016,  up $0.1 million, or 11%, from $0.9 million for the three months ended March 31,  2015.  The increase was primarily due to an increase in account receivable reserves.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $17,000 and $11,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March 31,  2016 and 2015, respectively.

Other income  (expense), net.   Other income  (expense), net during the three months ended March 31,  2016, was other income, net of $0.6 million compared to other expense, net of $1.4  million for the three months ended March 31,  2015. The variance between the periods was primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $27,000 for the three months ended March 31,  2016 compared to a provision for income tax of $15,000 for the three months ended March 31,  2015. The provision for each of the three months ended March 31,  2016 and 2015 primarily relates to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We finance our operations through cash on our balance sheet. We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet. As of March 31,  2016, we had $27.3  million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $29.1 million of cash and cash equivalents and short-term investments with no long-term debt borrowings  at December 31, 2015.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We continued to focus on expense control in the first quarter of 2016. Operating expenses for each of the first quarter of 2016 and 2015 were $3.9 million. For the three months ended March 31,  2016, net loss was $2.1  million, or ($0.42) per share. This compares to net loss of $3.5 million, or ($0.74) per share, for the three months ended March 31,  2015.

Based on our current expectations, we believe that our existing cash, cash equivalents, and short-term investments balance together with cash generated from operations will be sufficient to meet our working capital and capital expenditure requirements for at least the next 12 months.  However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results

The following table represents our liquidity at March 31,  2016 and December 31, 2015 (dollars in thousands):

	March 31,	December 31,
	2016	2015

Cash and cash equivalents	$7,415	$9,600
Short-term investments	$19,870	$19,531
Working capital	$24,180	$26,197
Working capital ratio	5.57	5.53

Cash Used For Operating Activities

Cash used for operating activities was $1.7 million for the three months ended March 31,  2016, mainly attributable to a $2.7 million operating loss offset by noncash items and changes in operating assets. Cash used for operating activities was $1.0 million for the three months ended March 31,  2015, mainly attributable to a $2.2 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash (Used) Provided For Investing Activities

Cash used for investing activities was ($0.3) million for the three months ended March 31,  2016.  Cash provided by investing activities was $0.9 million for the three months ended March 31,  2015.  Cash used for and provided by investing activities in both periods was primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $55,000 for the three months ended March 31,  2016.  Cash provided by financing activities was $75,000 for the three months ended March 31,  2015.  Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of March 31, 2016, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire during or before June 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2016 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, other than as disclosed herein.

 Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 1 of Notes to Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2016 we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31,  2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into the business of Enterprise Social Networking, with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale,  by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015,  we launched our newest communication and collaboration offering, Vmoso. To date our Vmoso, Clearvale and BroadVision 9 offerings have only contributed to a minor portion of our revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our new products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of March 31,  2016, we had an accumulated deficit of approximately $1.2 billion.

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

We are likely to continue to experience significant fluctuations in our future results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;
•	competitive factors that affect our pricing;
•	market acceptance of new products;
•	the mix of products sold by us;
•	the timing of receipt, fulfillment and recognition as revenue of significant orders;
•	changes in our pricing policies or our competitors;
•	changes in our sales incentive plans;
•	the budgeting cycles of our customers;
•	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;
•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90days notice;
•	product life cycles;
•	changes in strategy;
•	seasonal trends;
•	the mix of distribution channels through which our products are sold;
•	the mix of international and domestic sales;
•	the rate at which new sales people become productive;
•	changes in the level of operating expenses to support projected growth;
•	increase in the amount of third party products and services that we use in our products or resell with royalties attached; and
•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through at least the next 12 months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. For example,  we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 in connection with our discovery that a former employee of one of our wholly-owned German subsidiaries, Interleaf Germany, had fraudulently misappropriated funds from us and falsified records to conceal the theft.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended March 31,  2016, approximately 52% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January  2014, on the elements of creating and sharing tasks over one or more networks. We also hold a U.S. patent, issued in January 2004, on elements of the BroadVision platform, which covers mechanisms for translating between a word processing document and an XML file. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Our officers, and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us in the future.

Our performance substantially depends on the performance of our officers. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or highly skilled technical and managerial personnel, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

A total of 52% and 56% of revenues for the first three months of 2016 and 2015, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 46% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of March 31, 2016.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

We  do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Our business could be negatively affected as a result of actions of activist stockholders.

The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, including without limitation public proposals, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees.  In addition perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as consumers and service providers.  Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of March 31,  2016, Dr. Pehong Chen, our Chairman and Chief Executive Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the NASDAQ Global Market ranged from $5.30 per share to $11.30 per share between April 1, 2014 and March 31,  2016. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)).

31.1	Certification of the Chief Executive Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2016 and December 31, 2015, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)

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

BROADVISION, INC.

Date: May 16, 2016	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President and Chief Executive Officer

BROADVISION, INC.

Date: May 16, 2016	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)).

31.1	Certification of the Chief Executive Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2	Certification of the Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of the Chief Executive Officer and Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31,  2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31,  2016 and December 31, 2015, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31,  2016 and 2015, (iii) Consolidated Statement of Cash Flows for the three months ended March 31,  2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

(1)

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