Form 10-Q
period 2016-09-30
BROADVISION INC
filed 2016-11-10
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

As of October 31,  2016, the registrant had 4,948,488 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30,  2016

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2016	2015
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$8,841	$9,600
Short-term investments	12,975	19,531
Accounts receivable, net of reserves of $170 and $135 as of September 30, 2016 and December 31, 2015, respectively	925	1,751
Prepaids and other	1,211	1,098
Total current assets	23,952	31,980
Property and equipment, net	68	87
Other assets	151	143
Total assets	$24,171	$32,210
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$503	$551
Accrued expenses	1,936	2,161
Unearned revenue	1,276	1,518
Deferred maintenance	703	1,553
Total current liabilities	4,418	5,783
Other non-current liabilities	783	918
Total liabilities	5,201	6,701
Stockholders’ equity:
Preferred stock, $0.0001 par value; 1,000 shares authorized; no shares issued and outstanding as of September 30, 2016 and December 31, 2015
Common stock, $0.0001 par value; 11,200 shares authorized; 4,948 and 4,895 shares issued and outstanding as of September 30, 2016 and December 31, 2015, respectively	-	-
Additional paid-in capital	1,270,389	1,269,582
Accumulated other comprehensive loss	(989)	(739)
Accumulated deficit	(1,250,430)	(1,243,334)
Total stockholders’ equity	18,970	25,509
Total liabilities and stockholders’ equity	$24,171	$32,210

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Software licenses	$1,051	$1,035	$3,080	$3,231
Services	900	1,047	2,802	3,534
Total revenues	1,951	2,082	5,882	6,765
Cost of revenues:
Cost of software revenues	52	36	133	121
Cost of services	840	662	2,419	2,196
Total cost of revenues	892	698	2,552	2,317
Gross profit	1,059	1,384	3,330	4,448
Operating expenses:
Research and development	1,743	1,752	5,189	5,407
Sales and marketing	928	1,237	3,179	3,682
General and administrative	875	858	2,824	2,612
Total operating expenses	3,546	3,847	11,192	11,701
Operating loss	(2,487)	(2,463)	(7,862)	(7,253)
Interest income, net	25	24	61	47
Other income (expense), net	32	375	750	(893)
Loss before provision for income taxes	(2,430)	(2,064)	(7,051)	(8,099)
Provision for income taxes	(12)	(3)	(45)	(19)
Net loss	(2,442)	(2,067)	(7,096)	(8,118)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(51)	(221)	(250)	(35)
Comprehensive loss	$(2,493)	$(2,288)	$(7,346)	$(8,153)
Net loss per share, basic and diluted:
Basic and diluted net loss per share	$(0.50)	$(0.42)	$(1.44)	$(1.67)
Shares used in computing:
Weighted average shares, basic and diluted	4,928	4,865	4,913	4,849

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2016	2015
Cash flows from operating activities:
Net loss	$(7,096)	$(8,118)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	31	64
Stock-based compensation	639	868
Provision of receivable reserves	35	(43)
Changes in operating assets and liabilities:
Accounts receivable	791	2,518
Prepaids and other	(113)	(361)
Other non-current assets	(8)	-
Accounts payable and accrued expenses	(273)	(491)
Unearned revenue and deferred maintenance	(1,092)	265
Other noncurrent liabilities	(135)	286
Net cash used for operating activities	(7,221)	(5,012)
Cash flows from investing activities:
Purchase of property and equipment	(12)	(12)
Purchase of short-term investments	(11,223)	(19,763)
Maturities of short-term investments	17,779	11,730
Net cash provided by (used for) investing activities	6,544	(8,045)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	156	220
Proceeds from exercise of common stock options, net	12	-
Net cash provided by financing activities	168	220
Effect of exchange rates on cash and cash equivalents	(250)	(35)
Net decrease in cash and cash equivalents	(759)	(12,872)
Cash and cash equivalents at beginning of period	9,600	24,941
Cash and cash equivalents at end of period	$8,841	$12,069

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

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30,  2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, filed with the Securities and Exchange Commission (the “SEC”) on April  14,  2016, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30,  2016 and September 30,  2015 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2015 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2015 Annual Report on Form 10-K filed with the SEC on April 14,  2016, as amended.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and nine months ended September 30,  2016 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2016 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30,  2016 and 2015 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Cost of services	$40	$44	$91	$136
Research and development	85	86	198	246
Sales and marketing	53	92	232	290
General and administrative	48	66	118	196
	$226	$288	$639	$868

Net Loss Per Share Information

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the three and nine months ended September 30, 2016 and 2015, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Net Loss	$(2,442)	$(2,067)	$(7,096)	$(8,118)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,928	4,865	4,913	4,849
Basic and diluted net loss per share	$(0.50)	$(0.42)	$(1.44)	$(1.67)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not a party to any legal proceedings that we believe would have a material adverse effect on our consolidated financial position or consolidated results of operations.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income  (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. Translation loss was $250,000 and $35,000 for the nine months ended September 30,  2016 and 2015 respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2015	$(739)
Net change during period	(250)
Balance, September 30, 2016	$(989)

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in the first quarter of fiscal 2017. Early application is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

In February 2016, the FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of adopting this new guidance on its consolidated financial statements.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Employee benefits	$673	$615
Commissions and bonuses	143	298
Sales and other taxes	180	144
Income tax and tax contingencies	292	278
Deferred rent	106	89
Other	542	737
Total accrued expenses	$1,936	$2,161

 Other non-current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2016	2015
	(unaudited)
Deferred maintenance and unearned revenue	$227	$301
Other	556	617
Total other non-current liabilities	$783	$918

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
•

Level 2 - Inputs other than Level 1 that are observable, either directly or indirectly, such as quoted prices for similar assets or liabilities; quoted prices in markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities; and

•	Level 3 - Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September 30,  2016 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$4,934	$4,934	$-	$-
Money market funds	3,907	3,907	-	-
Total cash and cash equivalents	$8,841	$8,841	$-	$-
Fixed income securities
Corporate bonds - financial	3,205	-	3,205	-
Corporate bonds - industrial	3,779	-	3,779	-
U.S. Treasury Securities	5,991	-	5,991	-
Total fixed income securities	$12,975	$-	$12,975	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September  30, 2016 and December 31, 2015, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September  30, 2016 and December 31, 2015 respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30,  2016 or December 31, 2015. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire during or before June, 2018. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of September 30,  2016 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2016 (three months)	$270
2017	958
2018	365
2019 and thereafter	-
Total minimum lease payments	$1,593

Note 5. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Software licenses	$1,051	$1,035	$3,080	$3,231
Services
Consulting services	371	343	1,161	1,262
Maintenance	529	704	1,641	2,272
Total revenues	$1,951	$2,082	$5,882	$6,765

We currently operate in three primary geographical territories:  North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2016	2015	2016	2015
Americas	$888	$928	$2,721	$2,992
Europe	262	481	921	1,534
Asia/Pacific	801	673	2,240	2,239
Total revenues	$1,951	$2,082	$5,882	$6,765

For the three-month period ended September 30, 2016, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 13% of our revenues and NTT Communications Corporation accounted for 14% of our revenues. For the nine month period ended September 30,  2016, IRCTC accounted for 12% of our revenues. For the three and nine month periods ended September 30,  2015, none of our customers accounted for more than 10% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2015. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $450,000 per quarter for the foreseeable future.  We made aggregate payments to BVOD of $1.6 million and $1.2 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the nine months ended September  30, 2016 and 2015, respectively. These payments in part covered services rendered outside of the applicable nine month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, was a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000.  We recognized $46,000 of license revenue related to that contract for the nine months ended September 30, 2016.

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

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise collaboration and engagement solutions such as our mobile and cloud-based Vmoso, a collaboration and knowledge management product, and Clearvale, an ESN product.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, our new enterprise collaboration and engagement solutions are designed to enhance the communication, collaboration and knowledge management capabilities of organizations with their customers, partners and employees to improve productivity and efficiency. During the quarter ended September 30, 2016, we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules.

We generate revenue from fees for licenses or access and use of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; or (2) the number of CPUs utilized by the machines on which the product is installed. We also charge fees for access and use of Cloud or SaaS solutions. Payment terms are generally 30 to 60 days from the date the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

We have not generated net income since 2009. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $2.0 million in the third quarter of 2016 were lower compared to total revenues of $2.1 million for the third quarter of 2015, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2016	2015	2016	2015
Revenues:
Software licenses	54%	50%	52%	48%
Services	46	50	48	52
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	3	2	2	2
Cost of services	43	32	41	33
Total cost of revenues	46	34	43	35
Gross profit	54	66	57	65
Operating expenses:
Research and development	89	84	88	80
Sales and marketing	48	59	54	54
General and administrative	45	41	48	39
Total operating expenses	182	184	190	173
Operating loss	(128)	(118)	(133)	(108)
Interest income, net	1	1	1	1
Other income (expense), net	2	18	13	(13)
Loss before provision for income taxes	(125)	(99)	(119)	(120)
Provision for income taxes	(1)	-	(1)	-
Net loss	(126)%	(99)%	(120)%	(120)%

Revenues.    License revenue from the sales of software licenses for the three months ended September 30,  2016 was $1.1 million, up $0.1  million, or 10% from $1.0 million for the three months ended September 30,  2015. License revenue from the sales of software licenses for the nine months ended September 30, 2016 was $3.1 million, down $0.1 million, or 3% from $3.2 million for the nine months ended September 30, 2015. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended September 30,  2016 was $0.5 million, down $0.2 million, or 29% from $0.7 million for the three months ended September 30,  2015.  Maintenance revenue for the nine months ended September 30, 2016 was $1.6 million, down $0.7 million, or 30% from $2.3 million for the nine months ended September 30, 2015. Consulting service revenue, which is generally related to services in connection with our licensed software, was $0.4 million for the three months ended September 30,  2016, up $0.1 million, or 33% from $0.3 million for the three months ended September 30, 2015, primarily due to the timing of specific customer requests, which can vary greatly from project to project. Consulting revenue for the nine months ended September 30, 2016 was $1.2 million, down $0.1  million, or 8% from $1.3 million for the nine months ended September 30, 2015.  Revenues for the three months ended September 30, 2016 were $2.0 million, down $0.1 million, or 5%, from $2.1 million for the three months ended September 30, 2015. Revenues for the nine months ended September 30,  2016 were $5.9 million, down $0.9 million, or 13% from $6.8 million for the nine months ended September 30,  2015.  The decreases in our license and services revenues for the nine months ended September 30, 2016 and total revenues for the three and nine months ended September 30, 2016, as compared to the comparable periods in the prior year, were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended September 30, 2016 increased to $52,000 compared to $36,000 for the same period in the prior year. Cost of software revenues for the nine months ended September 30,  2016 increased to $133,000 compared to $121,000 for the same period in the prior year. The increases between the periods were primarily due to increases in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.8 million for the three months ended September 30, 2016,  up $0.1 million, or 14% from $0.7 million for the three months ended September 30, 2015.  Cost of services was $2.4 million for the nine months ended September 30,  2016,  up $0.2 million, or 9%, from $2.2 million for the nine months ended September 30,  2015.  The increases were primarily due to increases in third-party consultant fees incurred on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.7 million for the three months ended September 30, 2016, down $0.1 million, or 6%, from $1.8 million for the three months ended September 30, 2015. Research and development expenses were $5.2 million for the nine months ended September 30, 2016, down $0.2 million, or 4%, from $5.4 million for the nine months ended September 30, 2015. The decreases were primarily due to decreases in employee-related benefit costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.9 million for the three months ended September 30, 2016, down $0.3 million, or 25%, from $1.2 million for the three months ended September 30, 2015. Sales and marketing expenses were $3.2 million for the nine months ended September 30, 2016, down $0.5 million, or 14%, from $3.7 million for the nine months ended September 30, 2015.  The decreases were primarily due to decreases in employee-related benefit costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses  were $0.9 million for each of  the three months ended September 30,  2016 and 2015.  Our general and administrative expenses  were $2.8 million for the nine months ended September 30, 2016, up $0.2  million, or 8%, from $2.6 million for the nine months ended September 30, 2015.The increases were primarily due to an increase in professional service fees and legal fees.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $61,000, $47,000, $25,000 and $24,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September 30, 2016 and 2015 and three months ended September 30, 2016 and 2015, respectively.

Other income (expense), net.   Other income (expense), net during the nine months ended September 30, 2016, was other income, net of $750,000 compared to other expense, net of ($893,000) for the nine months ended September 30, 2015, and other income, net of $32,000 for the three months ended September 30, 2016 compared to other income, net of $375,000 for the three months ended September 30, 2015. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $45,000 for the nine months ended September 30, 2016 compared to $19,000 for the nine months ended September 30, 2015 and $12,000 for the three months ended September 30, 2016 compared to $3,000 for the three months ended September 30, 2015. The provision for each of the three and nine months ended September 30, 2016 and 2015 primarily related to foreign income tax expenses

.

Liquidity and Capital Resources

Overview

We finance our operations through cash on our balance sheet. We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet.  As of September  30,  2016, we had $21.8 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $29.1 million of cash and cash equivalents and short-term investments with no long-term debt borrowings at December 31, 2015.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We continued to focus on expense control in the third quarter of 2016. Operating expenses for the third quarter of 2016 were $3.5 million, down $0.3 million, or 8% from $3.8 million for the third quarter of 2015. For the three months ended September 30,  2016, net loss was $2.4 million, or ($0.50) per share. This compares to net loss of $2.1 million, or ($0.42) per share, for the three months ended September  30,  2015.

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

The following table represents our liquidity at September 30,  2016 and December 31, 2015 (dollars in thousands):

	September 30,	December 31,
	2016	2015

Cash and cash equivalents	$8,841	$9,600
Short-term investments	$12,975	$19,531
Working capital	$19,534	$26,197
Working capital ratio	5.42	5.53

Cash Used For Operating Activities

Cash used for operating activities was $7.2 million for the nine months ended September 30,  2016, mainly attributable to a $7.1 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $5.0 million for the nine months ended September 30, 2015, mainly attributable to an $8.1 million operating loss and $2.5 million decrease of accounts receivables offset by other noncash items and changes in operating assets and liabilities.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $6.5 million for the nine months ended September  30,  2016.  Cash used for investing activities was ($8.0) million for the nine months ended September  30,  2015.  Cash provided by and used for investing activities in both periods was primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $168,000 for the nine months ended September  30,  2016.  Cash provided by financing activities was $220,000 for the nine months ended September  30,  2015.  Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan and employees’ exercise of stock options.

Leases and Other Contractual Obligations

As of September 30, 2016, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire during or before June 2018.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2016 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2016 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2015, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2016, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2016 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30,  2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Risks related to our business and industry

Our business currently depends on revenue related to BroadVision e-business solutions, and we expect that this revenue will continue to decline.

We generate a large portion of our revenue from legacy products, including Business Agility Suite, Commerce Agility Suite and QuickSilver. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenue in the foreseeable future. We expect that our future financial performance, until we establish a significant installed base of new product revenues, will depend on our ability to sustain our legacy business, which we expect to continue to decline as the result of a decrease in market demand for these products and related products and services. If we fail to deliver the product enhancements that customers want, or if competitors overtake our legacy customers, demand for our legacy products and services, and our revenue, may further decline.

We continue to introduce new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

We entered into the business of Enterprise Social Networking, with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale,  by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015,  we launched our newest communication and collaboration offering, Vmoso, and we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules in September 2016. To date our Vmoso, Clearvale and BroadVision 9 offerings have only contributed to a minor portion of our revenue. We do not yet know whether any of these offerings will grow into a significant business line, and if so, whether sales of these offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of September 30,  2016, we had an accumulated deficit of approximately $1.3 billion.

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

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended September 30,  2016,  approximately 54% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

As we rely materially on our operations outside of North America, we are subject to significant risks of doing business internationally, including:

•	difficulties in staffing and managing foreign operations and safeguarding foreign assets;
•	unexpected changes in regulatory requirements;
•	export controls relating to encryption technology and other export restrictions;
•	tariffs and other trade barriers;
•	political and economic instability;
•	fluctuations in currency exchange rates;
•	reduced protection for intellectual property rights in some countries;
•	cultural barriers;
•	seasonal reductions in business activity during the summer months in Europe and certain other parts of the world; and
•	potentially adverse tax consequences.

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

We may not have adequate back-up and redundant systems for both customer-used service and internal IT. A disaster could severely harm our business because our service and operation could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which reside on or near known earthquake fault zones. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. We also have significantly reduced our workforce since 2000, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

We are subject to foreign currency exchange risk.

A total of 54% and 56% of revenues for the first nine months of 2016 and 2015, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 27% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of September 30, 2016.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of September 30,  2016, Dr. Pehong Chen, our Chairman and Chief Executive Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

•	the composition of our board of directors and, through it, any determination with respect to our business direction and policies, including the appointment and removal of officers;
•	any determinations with respect to mergers and other business combinations;
•	our acquisition or disposition of assets;
•	our financing activities; and
•	the payment of dividends on our capital stock.

This control by Dr. Chen could depress the market price of our common stock or delay or prevent a change in control of BroadVision.

Our stock price has been highly volatile.

The high and low price of BroadVision common stock on the NASDAQ Global Market ranged from $4.49 per share to $8.95 per share between October 1, 2014 and September  30,  2016. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: November 10, 2016	By:	/s/ Pehong Chen
Pehong Chen
President and Chief Executive Officer

Date: November 10, 2016	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2016 and December 31, 2015, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2016 and 2015, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2016 and 2015, and (iv) Notes to Condensed Consolidated Financial Statements.

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