Form 10-K
period 2016-12-31
BROADVISION INC
filed 2017-03-30
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2016
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

Yes ☐ No ☑

                As of June 30,  2016, based on the closing sales price as reported by the NASDAQ Market,  3,249,709 shares of Common Stock, having an aggregate market value of approximately $21,545,571 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28,  2017, the registrant had 4,957,524 shares of common stock outstanding.

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

YEAR ENDED DECEMBER 31, 2016

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

ii

  PART I

ITEM 1. BUSINESS

Overview and Industry Background

Our Business

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical e-business initiatives that ultimately deliver high value to their bottom line. Our offering consists of a robust framework for secure, mobile and cloud-based collaboration, information sharing, and knowledge management, which enables our customers to deploy enterprise-class employee and customer engagement, knowledge management, and e-commerce solutions.

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2016, we had an accumulated deficit of approximately $1.3 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

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

Building on the solid foundation of BroadVision’s personalization and transaction management capabilities, BroadVision has introduced the Clearvale family of Enterprise Social Networking (ESN) solutions to include engagement of partners, suppliers and customers through mobile and social technologies in order to meet our customers’ needs. In January 2016, BroadVision launched Vmoso, a mobile collaboration tool meeting industry standards of security which helps enterprises safeguard and leverage corporate knowledge to increase productivity in internal and customer facing initiatives.

Software Products

Our primary product offerings are software solutions. We also offer a toolkit, framework and library for extending our solutions. Our offerings have the following characteristics and advantages:

•	Track record -- Experience from over 1,000 implementations over 20 years.
•	Agility, extensibility and configurability -- Integrated tools for rapidly creating e-business applications with modular out-of-the-box capabilities and custom development.
•	Scalability -- Advanced load balancing and multi-layered caching for high concurrent users and transactions.
•	Personalization -- Session and event-based observations for dynamic and targeted navigation.
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

•	Low total cost of ownership -- Support for open source platforms in addition to commercial platforms.
•	Cloud -- Hosted SaaS (Software-as-a-Service) with our Clearvale and Vmoso products for allowing customers to access enterprise-quality software without traditional IT overhead.
•	Mobile -- Native mode application support for Apple iOS, Android as well as support for leading browsers which extends access of our cloud applications and services to most connected devices.

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

6.

Vmoso is a cloud application for conducting virtual enterprise communication, mobile workgroup collaboration, and social business engagement. It unifies five workplace activities in one platform: email, instant messaging, content sharing, workflow, and social networking. It empowers users and their extended organizations to communicate and collaborate whenever, wherever and on whatever device they choose, allowing for greater productivity in less time and at lower cost.

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

Library of Services

These services are modular building blocks that extend the capabilities of our various frameworks.   Some of the services are pre-packaged into our applications and platforms. These include:

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

Services

We provide a full spectrum of global consulting services to customers to realize the value from their investment in BroadVision’s solutions. These consulting services include: business consulting; implementation services; integration and package services; upgrade and migration services; and performance tuning. In addition we also enable our partners so that they can offer these services to their end customers.

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

Education Services

 BroadVision offers a comprehensive range of in-depth, focused training courses and self-study materials for both customers and partners to develop the knowledge they need to properly install, implement, and fully leverage the features of BroadVision’s solutions. These services are backed up by train-the-trainer programs for in-house deployment and online testing to validate training effectiveness.

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

Customers

For the year ended December 31, 2016,  Indian Railways Catering and Tourism Corporation Limited accounted for 12% of our total revenues. For the year ended December 31, 2015,  no customer accounted for more than 10% of our total revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2016, our direct sales organization included 17 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in Italy.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, Taiwan, and Japan.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2016, approximately 54% of our revenues were derived from international sales. In the twelve months ended December 31, 2015, approximately 59% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2016,  we had 5 employees engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

Alliances

We recognize that today's organizations require an open, partner-based approach to e-business. Accordingly, we have assembled a global team of partners with the skills, services and value-added products necessary to develop, market, sell and deliver competitive e-business solutions.

Clearvale Reseller Partners

In late 2010 we introduced Clearvale PaasPort, a channel program that enables partners to resell, customize and add value to our Clearvale ESN solutions.

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

Competition

If we fail to compete successfully with current or future competitors, we may lose market share. The market for e-business is intensely competitive. Our customers' requirements and the technology available to satisfy those requirements will continually change. We expect competition in this market to intensify. Our primary competition currently includes:

•	in-house development efforts by prospective customers or partners;
•	other vendors of application software or application development platforms and tools directed at interactive commerce and portal applications, such as JDA, IBM Corporation, Microsoft, Oracle and SAP;
•	other vendors of enterprise social networking and collaboration platforms or solutions, such as Microsoft’s Yammer, Jive Software, Salesforce Chatter, Slack, and Facebook’s Facebook@Work; and
•	web content developers that develop custom software or integrate other application software into custom solutions.

The principal competitive factors affecting the market for our products are:

•	depth and breadth of functionality offered;
•	availability of knowledgeable developers;
•	time required for application deployment;
•	reliance on industry standards;
•	product reliability;
•	proven track record;
•	scalability;
•	maintainability;
•	product quality;
•	price, including total cost of ownership; and
•	technical support.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in 2014, on the unique concepts and features in our online solution that allows subscribers to connect with other people and share tasks and content. The patent will expire in January 2034. We also hold a patent issued in 2004 on mechanisms for translating between a word processing document and an XML file. This patent will expire in March 2020. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

We also rely on a combination of copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision", "Clearvale", the Clearvale logo and "Interleaf" as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

Research and Development

As of December 31, 2016, we had 75 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses are expensed as incurred. Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $6.9 million for the year ended December 31, 2016, and $7.2 million for the year ended December 31, 2015.

Employees

As of December 31, 2016, we employed a total of 145 full-time employees, of whom 48 are based in North America, 18 in Europe and 79 in Asia. Of these full-time employees, 22 are in sales and marketing, 75 are in product development, 24 are in global services and client support, and 24 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

                   Our executive officers and their ages and positions as of December 31, 2016 are in the table below.

5
Name	Age	Position
Pehong Chen	59	Chairman, President and Chief Executive Officer
Peter Chu	53	Chief Financial Officer and Vice President Strategy and Product Management

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

Peter Chu was appointed our Chief Financial Officer in July 2014. Mr. Chu has also served as our Vice President of Strategy, Product Management since October 2011 when he joined the Company. Prior to joining BroadVision, Mr. Chu was a Managing Partner at AsiaTech Ventures for over a decade. Mr. Chu holds a BSEE from Stanford University and an MBA from Harvard University.

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

We entered into the business of ESN with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale, by adding new functions and editions.  We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015 we launched our newest communication and collaboration offering, Vmoso, and we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules in September 2016.  To date our Vmoso, Clearvale and BroadVision 9 offerings have only contributed to a minor portion of our revenue. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

We have introduced Cloud-based offerings.  Our business will be harmed and our growth potential will be limited, if we are unable to provide reliable, scalable, and cost-efficient Cloud hosting operation.

Historically, BroadVision has offered perpetual software licenses, with customers responsible for the IT equipment needed for running BroadVision software.   The Vmoso,  Clearvale and Clear products, on the other hand, include Cloud-based offerings, where BroadVision provides hosted IT equipment and operation for subscribing customers.  The Cloud model is also known as Software-as-a-Service, or SaaS.  Our SaaS operations rely upon a distributed computing infrastructure platform for business operations. We have designed our software and computer systems so as to utilize data processing, storage capabilities and other services provided by cloud computing service providers. Currently, our worldwide cloud service providers include leading cloud infrastructure providers such as Amazon. Any disruption of or interference with our use of cloud computing services would impact our operations and our business would be adversely impacted. BroadVision has limited prior experience in operating Cloud hosting.   We may be unable to timely provide adequate computing capacity to keep up with business growth and performance requirements.  Our hosted operation may fail due to hardware problems, software problems, power problems, network problems, scalability problems, human errors, hacker attacks, disasters, third-party data center problems and other reasons.  The failures may cause us to compromise security, lose customer data or identity, endure prolonged downtime, etc., all of which will harm our business and limit our growth.   BroadVision has limited prior experience in estimating the costs of Cloud hosting.  If we underestimate the costs or under-charge customers, we may not have adequate margins to sustain our Cloud hosting operation.  Vmoso and Clearvale allow customers to use basic functions for free, a business practice gaining popularity in our industry.   If we do not have enough customers upgrading to for-fee premium packages, we may be unable to sustain our Cloud hosting operation economically.

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

Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in mobile, cloud-computing, social and enterprise software. Failure to be competitive could cause our revenue to decline. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2016, we had an accumulated deficit of approximately $1.3 billion.

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

We may face liquidity challenges and will need additional financing in the future.

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

We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

If we are unable to maintain our disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected.

We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended.  Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. For example,  we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, in connection with our discovery that a former employee of one of our wholly-owned German subsidiaries, Interleaf Germany, had fraudulently misappropriated funds from us and falsified records to conceal the theft.

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

Our reported financial results may be adversely affected by changes in accounting principles generally accepted in the U.S.

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the Financial Accounting Standards Board (FASB) and the Securities and Exchange Commission. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See Note 1. Recent Accounting Pronouncements included herein for additional discussion of the accounting changes.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2016, approximately 54% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued January 2014, on the elements of creating and sharing tasks over one or more networks. We also hold a U.S. patent, issued in January 2004, on elements of the BroadVision platform, which covers mechanisms for translating between a word processing document and an XML file. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

We rely in part on technology that we license from third parties or we obtain from open sources, including cloud-based solutions from Amazon Web Services; relational database management systems from Oracle; Microsoft and MySQL; J2EE from Oracle and JBoss; and others. The loss or malfunction of any third-party technology could harm our business. We integrate or sublicense third-party technology with internally developed software to perform key functions. For example, our products and services incorporate data encryption and authentication technology from Open SSL. Third-party technology might not continue to be available to us on commercially reasonable terms, or at all. Moreover, third-party technology may contain defects that we cannot control. Problems with third-party technology could cause delays in introducing our products or services until equivalent technology, if available, is identified, licensed or obtained, and integrated. Delays in introducing our products and services could adversely affect our results of operations.

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

One of the principal features of our products is the ability to develop and maintain profiles of online users to assist business managers in determining the nature of the content to be provided to these online users. Typically, profile information is captured when consumers, business customers and employees visit a web site or use applications and volunteer information in response to survey questions or to application forms concerning their backgrounds, interests and preferences. Profiles can be augmented over time through the subsequent collection of usage data. Although our products are designed to enable the development of applications that permit online users to prevent the distribution of any of their personal data beyond that specific web site or application services, privacy concerns may nevertheless cause visitors to resist providing the personal data necessary to support this profiling capability. The mere perception by prospective customers that substantial security and privacy concerns exist among online users, whether or not valid, may indirectly inhibit market acceptance of our products.

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

A total of 54% and 59% of our fiscal year 2016 and 2015 revenues, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 14% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of December 31, 2016.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Our business could be negatively affected as a result of actions of activist stockholders.

The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, including without limitation public proposals, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees.  In addition, perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable and need to make changes, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as consumers and service providers.  Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

Weakened global economic conditions or tariffs and other trade restrictions may harm our industry, business, and results of operations.

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

Additionally, the new U.S. presidential administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives regulations, restrictions and tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2016, Dr. Pehong Chen, our Chairman and Chief Executive Officer (CEO), beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

If we fail to maintain the requirements for continued listing on the NASDAQ Global Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

Our common stock is currently listed on the NASDAQ Global Market. We are required to meet specified listing criteria in order to maintain our listing on the NASDAQ Global Market. If we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may be able to transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. For example, NASDAQ Rule 5450(b)(1)(A) requires companies listed on the NASDAQ Global Select Market to maintain a minimum of $10.0 million in stockholders’ equity for continued listing. At December 31, 2016, our stockholders’ equity was $16.9 million. If our stockholders’ equity falls below $10.0 million, the NASDAQ Global Market may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price has been highly volatile.

The high and low price of BroadVision common stock on the NASDAQ Global Market ranged from $4.40 per share to $8.06 per share between January 1, 2015 and December 31, 2016. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Global Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

                    In addition, the stock market has experienced significant price and volume fluctuations that have particularly affected the trading prices of equity securities of many technology companies. These fluctuations have often been unrelated or disproportionate to the operating performance of these companies. Any negative change in the public's perception of the prospects of Internet, enterprise social networking or electronic commerce companies could further depress our stock price regardless of our results. Other broad market fluctuations may decrease the trading price of BroadVision common stock. In the past, following declines in the market price of a company's securities, securities class action litigation,  such as the class action lawsuits filed against us and certain of our officers and directors in early 2001 has often been instituted against that company. Litigation could result in substantial costs and a diversion of management's attention and resources.

ITEM 2. PROPERTIES

As of December 31, 2016, we leased approximately 30,969 square feet of office space, consisting of

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

We fully occupied all of our leased office spaces as of December 31, 2016.  We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business.

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

	High	Low
Fiscal Year 2016
First Quarter	$8.06	$5.63
Second Quarter	7.68	6.20
Third Quarter	6.70	4.49
Fourth Quarter	5.60	4.40
Fiscal Year 2015
First Quarter	$6.53	$5.51
Second Quarter	6.19	5.43
Third Quarter	6.12	5.30
Fourth Quarter	6.39	5.71

 As of February 28,  2017, there were 200 holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 28, 2017, the closing price reported on the NASDAQ Global Market for BroadVision common stock was $5.30 per share.

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

Overview

          Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web, cloud and mobile initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, Enterprise Social Networking (ESN), and collaboration and knowledge management solutions. Most recently, we have added mobile and cloud capabilities to our platforms to enable our customers for rapid deployment of robust, secure, and scalable solutions.

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise collaboration and engagement solutions such as our mobile and cloud-based Vmoso, a collaboration and knowledge management product, and Clearvale, an ESN product.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, our new enterprise collaboration and engagement solutions are designed to enhance the communication, collaboration and knowledge management capabilities of organizations with their customers, partners and employees to improve productivity and efficiency. In September 2016, we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total 2016 revenues of $7.9 million were lower compared to total 2015 revenues of $9.4 million, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Obligations to Related Parties

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder and in which our CFO, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of “Funds” from “Capital Transactions” (as such terms are defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2015. In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $500,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $2.0 million and $1.9 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2016 and 2015, respectively. These payments in part covered services rendered outside of the applicable twelve month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016, was $184,000. We recognized $46,000 and $176,000 of license revenue related to that contract for the fiscal year 2016 and 2015, respectively.

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

Our revenue recognition policies comply with Accounting Standards Codification ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin SAB 104, Revenue Recognition. In October 2009, the Financial Accounting Standard Board  (FASB) amended the accounting standards in Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25) ("ASU 2009-13") for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Receivable Reserves

              Occasionally, our customers experience financial difficulty after we recognize the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2016,  have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write it off against the receivable reserve.

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

	Years Ended December 31,
	2016	2015
Revenues:
Software licenses	53%	47%
Services	47	53
Total revenues	100	100
Cost of revenues:
Cost of software revenues	2	2
Cost of services	40	35
Total cost of revenues	42	37
Gross profit	58	63
Operating expenses:
Research and development	87	76
Sales and marketing	51	52
General and administrative	46	37
Total operating expenses	184	165
Operating loss	(126)	(102)
Other income (loss), net	7	(19)
Loss before income taxes	(119)	(121)
Provision for income taxes	(1)	-
Net loss	(120)%	(121)%

     Results of Operations

Revenues.    License revenue from the sales of software licenses for the year ended December 31, 2016 was $4.2 million, down $0.2 million, or 5% from $4.4 million for the year ended December 31, 2015. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2016 was $2.2 million, down $.8 million, or 27% from $3.0 million for the year ended December 31, 2015.  Consulting service revenue, which is generally related to services in connection with our licensed software, for the year ended December 31, 2016, was $1.5 million, down $0.5 million, or 25% from $2.0 million for the year ended December 31, 2015.Total 2016 revenues of $7.9 million were lower compared to total 2015 revenues of $9.4 million, with the decrease mainly resulting from the decline of our legacy business. We expect our revenues to continue to decrease due to the decline of our legacy business, where customers have reduced their spending across licenses, maintenance and consulting services.

Cost of software revenues.    Cost of software revenues includes the cost of our cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software revenues for the year ended December 31, 2016 was $172,000, up $20,000, from $152,000 for the year ended December 31, 2015. The increase was primarily due to increases in usage of our cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2016 was $3.2 million, down $0.1 million, or 3% from $3.3 million for the year ended December 31, 2015.  This decrease was mainly due to our overall cost reduction efforts in response to lower revenues.

 Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended December 31, 2016, were $6.9 million, down $0.3 million, or 4% from $7.2 million for the year ended December 31, 2015. The decrease was primarily due to decreases in employee-related benefit costs as a result of headcount turnover.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2016 were $4.1 million, down $0.8 million, or 16% from $4.9 million for the year ended December 31, 2015. The decrease was primarily due to decreases in employee-related benefit costs as a result of headcount deduction.

General and administrative.    General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the year ended December 31, 2016, were $3.6 million, up 0.1 million, or 3% from 3.5 million for the year ended December 31, 2015. The increase was primarily due to increases in outside professional service fee and bad debt expenses.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $86,000 and $76,000 in interest income for the year ended December 31, 2016, and 2015, respectively.  This increase was primarily due to the interest income resulting from the accrued short-term investment in bonds in 2016.

    Other income (expense), net.   Other income (expense), net during the year ended December 31, 2016, was other income, net, of $0.4 million compared to other expense, net, of $1.8 million for the year ended December 31, 2015.  The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro assets, and $230,000 and $183,000 gains from foreign currency translation reclassification pertaining to discontinued foreign subsidiaries in 2016 and 2015 respectively.

    Provision for income taxes.   The provision for income taxes was $48,000 for the year ended December 31, 2016, compared to $29,000 for the year ending December 31, 2015. The provisions for each of the years ended December 31, 2016 and 2015 were primarily due to foreign income tax expense.

Liquidity and Capital Resources

Background and Overview

At December 31, 2016, our current assets exceeded our current liabilities by approximately $17.4 million. Our management believes that our cash and cash equivalents and short-term investments as of December 31, 2016 will be sufficient to fund operations through at least the next twelve months.

As of December 31, 2016, we had $11.7 million in cash and $8.0 million in short-term investments, with no long-term debt borrowings.  The combined cash and short-term investment balances as of December 31, 2016 declined by $9.4 million compared to such balances as of December 31, 2015.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statements of Cash Flows for 2016.

We anticipate that our existing cash and cash equivalents and short-term investments will continue to be used primarily to fund our operating activities.

The following table represents our liquidity indicators at December 31, 2016 and 2015 (dollars in thousands):

	December 31,
	2016	2015
Cash and cash equivalents	$11,730	$9,600
Short-term investments	$7,974	$19,531
Working capital	$17,390	$26,197
Working capital ratio	4.96	5.53

Cash Used for Operating Activities

Cash used for operating activities was $9.6 million for fiscal year 2016, mainly attributable to a $9.5 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash used for operating activities was $8.4  million for fiscal year 2015, mainly attributable to a $11.4 million operating loss offset by a $1.5 million decrease in accounts receivables and a $1.1 million stock-based compensation as well as the other noncash items and changes in operating assets and liabilities.

Cash Provided by (Used For) Investing Activities

 Cash provided by investing activities in fiscal year 2016  was $11.5 million. Cash used for investing activities in fiscal year 2015 was $7.4 million. Cash provided by and used for investing activities in both periods was primarily related to the purchase or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided by Financing Activities

Cash provided by financing activities was $192,000 in fiscal year  2016. Cash provided by financing activities was $275,000 in fiscal year 2015. Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2016, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our Consolidated Balance Sheets as of December 31, 2016 and 2015.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements expiring 2018. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2016, total future minimum lease payments are $1.4 million under non-cancelable operating lease agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders of

BroadVision, Inc.

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive loss, stockholders' equity, and cash flows for each of the two years in the period ended December 31, 2016. In connection with our audits of the financial statements, we have also audited the financial statement schedule listed in item 15(a)2.  These financial statements and schedule are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of BroadVision, Inc. as of December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.  Also, in our opinion, the financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly, in all material respects, the information set forth therein.

/s/ OUM & Co. LLP

San Francisco, California

March 30,  2017

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$11,730	$9,600
Short-term investments	7,974	19,531
Accounts receivable, net of reserves of $167 and $135 as of December 31, 2016 and 2015, respectively	896	1,751
Prepaids and other	1,186	1,098
Total current asset	21,786	31,980
Property and equipment, net	60	87
Other assets	147	143
Total assets	$21,993	$32,210
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$377	$551
Accrued expenses	1,866	2,161
Unearned revenue	1,260	1,518
Deferred maintenance	893	1,553
Total current liabilities	4,396	5,783
Other non-current liabilities	734	918
Total liabilities	5,130	6,701
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,958 and 4,895 shares issued and outstanding as of December 31, 2016 and 2015, respectively		-
Additional paid-in capital	1,270,649	1,269,582
Accumulated other comprehensive loss	(967)	(739)
Accumulated deficit	(1,252,819)	(1,243,334)
Total stockholders' equity	16,863	25,509
Total liabilities and stockholders' equity	$21,993	$32,210

See Accompanying Notes to  Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2016	2015
Revenues:
Software licenses	$4,227	$4,414
Services	3,713	5,028
Total revenues	7,940	9,442
Cost of revenues:
Cost of software revenues	172	152
Cost of services	3,152	3,341
Total cost of revenues	3,324	3,493
Gross profit	4,616	5,949
Operating expenses:
Research and development	6,901	7,219
Sales and marketing	4,051	4,889
General and administrative	3,618	3,501
Total operating expenses	14,570	15,609
Operating loss	(9,954)	(9,660)
Other income (loss):
Interest income, net	86	76
Other income (loss), net	431	(1,824)
Total other income (loss)	517	(1,748)
Loss before income taxes	(9,437)	(11,408)
Provision for income taxes	(48)	(29)
Net loss	(9,485)	(11,437)
Other comprehensive income (loss), net of tax:
Foreign currency translation adjustment	2	177
Foreign currency translation reclassified into earnings for discontinued foreign subsidiaries	(230)	(183)
Comprehensive loss	$(9,713)	$(11,443)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(1.93)	$(2.36)
Shares used in computing:
Weighted average shares-basic and diluted	4,924	4,857

See Accompanying Notes to  Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2014	4,832	$-	$1,268,243	$(733)	$(1,231,897)	$35,613
Net loss		-			(11,437)	(11,437)
Other comprehensive income (loss)				(6)		(6)
Stock-based compensation			1,064			1,064
Issuance of common stock from restricted stock awards	9	-	-			-
Issuance of common stock under employee stock purchase plan	54	-	275			275
Issuance of common stock from exercise of options	-	-	-			-
Balances as of December 31, 2015	4,895	$-	$1,269,582	$(739)	$(1,243,334)	$25,509
Net loss		-			(9,485)	(9,485)
Other comprehensive income (loss)				(228)		(228)
Stock-based compensation			875			875
Issuance of common stock from restricted stock awards	23	-	-			-
Issuance of common stock under employee stock purchase plan	38	-	181			181
Issuance of common stock from exercise of options	2	-	11			11
Balances as of December 31, 2016	4,958	$-	$1,270,649	$(967)	$(1,252,819)	$16,863

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31st,
	2016	2015
Cash flows from operating activities:
Net loss	$(9,485)	$(11,437)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	41	77
Stock-based compensation	875	1,064
Provision (Benefit) of receivable reserves	37	(9)
(Gain) Loss on deconsolidation of a fully-owned subsidiary	(230)	(183)
Changes in operating assets and liabilities:
Accounts receivable	818	1,544
Prepaids and other	(88)	21
Other non-current assets	(4)	51
Accounts payable and accrued expenses	(469)	(62)
Unearned revenue and deferred maintenance	(918)	406
Other noncurrent liabilities	(184)	144
Net cash used for operating activities	(9,607)	(8,384)
Cash flows from investing activities:
Purchase of property and equipment	(14)	(16)
Purchase of short-term investments	(10,666)	(21,931)
Maturities of short-term investments	22,223	14,538
Net cash provided by (used for) by investing activities	11,543	(7,409)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	181	275
Proceeds from exercise of common stock options, net	11	-
Net cash provided by financing activities	192	275
Effect of exchange rates on cash and cash equivalents	2	177
Net increase (decrease) in cash and cash equivalents	2,130	(15,341)
Cash and cash equivalents at beginning of year	9,600	24,941
Cash and cash equivalents at end of year	$11,730	$9,600

Supplemental disclosures of cash flows activities:
Cash paid for income taxes	$6	$1

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

Notes to Consolidated Financial Statements

Note 1---Organization and Summary of Significant Accounting Policies

 Nature of Business

BroadVision, Inc. (collectively with its subsidiaries, "BroadVision" or "we") was incorporated in the state of Delaware on May 13, 1993, and has been a publicly traded corporation since 1996. We develop, market, and support enterprise portal applications that enable companies to unify their e-business infrastructure and conduct both interactions and transactions with employees, partners, and customers through a personalized self-service model that increases revenues, reduces costs, and improves productivity.

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

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2016 and 2015, respectively.  Our short-term investments’ contractual maturities occur before July 2017.  Total interest income during fiscal years 2016 and 2015 was $86,000 and $76,000, respectively.

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $46,000 and $22,000 in 2016 and 2015, respectively.

Receivable Reserves

                 Occasionally, our customers experience financial difficulty after we recognize the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2016, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $1.8 million and $3.4 million on December 31, 2016 and 2015, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

For the year ended December 31, 2016, Indian Railways Catering and Tourism Corporation Limited accounted for 12% of our total revenues. For the year ended December 31, 2015, no customer accounted for more than 10% of our total revenues.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2016 and 2015 (in thousands) were as follows

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$3,664	$3,664	$-	$-
Money market funds	8,066	8,066	-	-
Total cash and cash equivalents	$11,730	$11,730	$-	$-
Fixed income securities
Corporate bonds - financial	$2,201	$-	$2,201	$-
Corporate bonds - industrial	2,275	-	2,275	-
U.S. Treasury Securities	3,498	-	3,498	-
Total fixed income securities	$7,974	$-	$7,974	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2015	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$8,909	$8,909	$-	$-
Money market funds	691	691	-	-
Total cash and cash equivalents	$9,600	$9,600	$-	$-
Fixed income securities
Corporate bonds - financial	$3,267	$-	$3,267	$-
Corporate bonds - industrial	5,051	-	5,051	-
U.S. Treasury Securities	2,488	-	2,488	-
Certificates of deposit	8,725	-	8,725	-
Total fixed income securities	$19,531	$-	$19,531	$-

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

Employee Benefit Plans

     Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2016, we had 1,223,824 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2016, we had 72,625 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

       Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase.

As of December 31, 2016, we had 92,207 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000 under Section 423(b)(8) of the Internal Revenue Code of 1986, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2016 and 2015, we received a total of $181,000 and $275,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2016 and 2015, is as follows (in thousands):

	Years Ended December 31,
	2016	2015
Cost of services	$127	$162
Research and development	272	309
Sales and marketing	297	355
General and administrative	179	238
	$875	$1,064

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

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2016 and 2015:

	Years Ended December 31,
	2016		2015
Expected volatility	67%		59%
Expected dividends	0%		0%
Expected term (in years)	6.25	year	6.25	year
Risk free interest rate	1.5%		2%

  The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2016		2015
Expected volatility	45%		22%
Weighted average volatility	42%		29%
Risk-free interest rate	0.2%		0%
Expected term (in years)	1	year	1	year
Expected dividend yield	0%		0%

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2016 and 2015, were $1.50 and $1.40, respectively.

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

	Years Ended December 31,
	2016	2015
Net loss	$(9,485)	$(11,437)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,924	4,857
Basic and diluted net loss per share	$(1.93)	$(2.36)

Foreign Currency Transactions

The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2016 and 2015, translation loss was $228,000 and $6,000, respectively, and is included in other comprehensive loss account in the Consolidated Statements of Stockholder's Equity.

Discontinued Foreign Subsidiary

In September 2016, we completed the sale of BroadVision Scandinavia AB. The total sale price was $10,000, of which the Company received cash payment of $7,500 in 2016, and the remainder is to be paid in 2017 as stipulated in the underlying agreement. Based on the assets and liabilities attributed to BroadVision Scandinavia AB on the date of the sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $230,000 in the consolidated statement of comprehensive loss for the year ended December 31, 2016.

In January 2015, we wound down the operations of BroadVision B.V.. Based on the assets and liabilities attributed to BroadVision B.V. on the date the legal entity was closed, the Company recorded a gain of $183,000 in the consolidated statement of comprehensive loss for the year ended December 31, 2015.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which consist of cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, consisting of foreign currency translation adjustment and foreign currency translation reclassification upon sale of foreign subsidiary, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2015	$(739)
Foreign currency translation adjustment	2
Foreign currency translation reclassified into earnings upon sale of foreign subsidiary	(230)
Balance, December 31, 2016	$(967)

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

Comparative Figures

Certain comparative figures have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income, total assets or cash flow

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (ASU 2014-09), which amended the existing accounting standards for revenue recognition and will supersede most existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 establishes principles to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2018 and we do not plan to early adopt. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Undercurrent GAAP, the revenue attributable to these software licenses is recognized ratably over the term of the arrangement because VSOE does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While we currently expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

In August 2014, the FASB issued ASU 2014-15, Presentation of Financial Statements — Going Concern (Subtopic 205-40). The new guidance addresses management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. Management’s evaluation should be based on relevant conditions and events that are known and reasonably knowable at the date that the financial statements are issued. The standard will be effective for annual periods ending after December 15, 2016, and interim periods within annual periods beginning after December 15, 2016. Early adoption is permitted. ASU 2014-15 will be effective for the company beginning in the first quarter of fiscal 2017. The Company does not believe that the adoption of this guidance will have a material impact on its Consolidated Financial Statements.

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

In March 2016, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. ASU 2016-09 will be effective for the Company beginning in the first quarter of fiscal 2017. Early application is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption. We believe the new standard will cause volatility in our effective tax rates and diluted earnings per share due to the tax effects related to share-based payments being recorded to the income statement. The volatility in future periods will depend on our stock price at the awards’ vest dates and the number of awards that vest in each period. Further, we will not elect an accounting policy change to record forfeitures as they occur and will continue to estimate forfeitures at each period.

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2016	2015
Furniture and fixtures	$159	$158
Computer and software	2,174	2,177
Leasehold improvements	179	178
Total property and equipment	2,512	2,513
Less accumulated depreciation and amortization	(2,452)	(2,426)
Property and equipment, net	$60	$87

            Depreciation and amortization expense for the years ended December 31, 2016 and 2015 was $41,000 and $77,000, respectively. We retired zero and $69,000 in fully depreciated property and equipment in 2016 and 2015, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2016	2015
Employee benefits	$568	$615
Income tax	297	278
Sales and other taxes	158	144
Commissions and bonuses	243	298
Deferred rent	111	89
Other	489	737
Total accrued expenses	$1,866	$2,161

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2016	2015
Deferred maintenance and unearned revenue	$223	$301
Other	511	617
Total other non-current liabilities	$734	$918

Note 5---Income Taxes

        Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2016	2015
Domestic	$(7,812)	$(10,223)
Foreign	(1,625)	(1,185)
Loss before income taxes	$(9,437)	$(11,408)

The components of benefit/(expense) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Current:
Federal	$-	$4
State	(4)	(1)
Foreign	(44)	(32)
Total current	(48)	(29)
Deferred:
Federal	(1,422)	(3,871)
State	(336)	1,186
Foreign	318	461
Total deferred	(1,440)	(2,224)
Valuation allowance	1,440	2,224
Provision for income taxes	$(48)	$(29)

The differences between the benefit/(expense) for income taxes computed at the federal statutory rate of 35% and our actual income tax expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Expected income tax benefit	$3,303	$3,993
Expected state income taxes expense, net of federal tax benefit	216	(771)
Research and development credit	169	147
Foreign taxes and foreign loss not benefited	(925)	(904)
Change in valuation allowance	(1,440)	(2,224)
Stock-based compensation	(78)	(198)
True-ups	(51)	(155)
Unrealized tax benefits	(7)	154
Unrealized loss from foreign investments	(1,226)	-
Others	(9)	(71)
Provision for income taxes	$(48)	$(29)

The individual components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2016	2015
Deferred tax assets:
Depreciation and amortization	$72	$265
Accrued, allowance and others	3,166	3,085
Net operating losses	207,270	204,693
Tax credits	8,731	8,407
Unrealized losses on marketable securities	-	1,349
Total deferred tax assets	219,239	217,799
Less: valuation allowance	(219,239)	(217,799)
Net deferred tax assets	$-	$-

We have provided a valuation allowance for all of our deferred tax assets as of December 31, 2016 and 2015, due to the uncertainty regarding their future realization. The total valuation allowance increased $1,440,000 from December 31, 2015 to December 31, 2016.

As of December 31, 2016, we had federal and state net operating loss ("NOL") carryforwards of approximately $578,378,000 and $30,946,000 available to offset future regular and alternative minimum taxable income. The NOLs include deductions for stock-based compensation for which a benefit would be recorded in additional paid-in capital when realized of $2,652,000 and $1,908,000 respectively.   Our federal net operating loss carryforwards expire in various years from 2018 through 2036, if not used. The state net operating loss carryforwards expire in various years from 2031 to 2036, if not used.

Due to the projected loss for the year with a full valuation allowance against its deferred tax assets, there is no tax impact for 2015 and 2016. As of December 31, 2016, we had federal and state research and development credit carryforwards of approximately $6,789,000 and $6,003,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2018 through 2036, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 31, 2016.

 We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2016 and 2015 were $2,880,000 and $2,800,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $160,000 and $160,000 as of December 31, 2016 and 2015, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2016 and 2015, respectively, we did not recognize any interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2016 is as follows (in thousands):

Balance at January 1, 2016	$2,800
Additions based on tax provisions related to the current year	112
Additions for tax provisions of prior year	-
Lapse of the statute of limitation	(32)
Balance at December 31, 2016	$2,880

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

Note 6---Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2016 and 2015, respectively.

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

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2016 and 2015. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2018. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2017	953
2018	420
2019	40
2020	-
2021 and thereafter	-
Total minimum lease payments	$1,413

Rent expense for the year ended December 31, 2016,  was $1,300,000, same as for the year ending December 31, 2015.

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 7---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2016, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2016, we had reserved 385,666 common shares for future issuance upon the exercise of stock options.

	Year Ended December 31, 2016
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of year	734	$9.06
Granted	10	$4.70
Exercised	(2)	$6.01		$-
Forfeited	(45)	$6.76
Expired	(30)	$9.96
Outstanding at end of year	667	$9.12	6.71	$-
Options exercisable at end of year	481	$9.87	6.31	$-
Options vested and expected to vest at end of year	635	$9.25	0.20	$-

The weighted-average fair market value per share of options granted under our stock option plans during fiscal 2016 and 2015 was $2.90 and $3.20, respectively.

We granted 16,965 shares of restricted stock to the non-employee members of our Board of Directors and Board of Directors’ advisor in 2016 and recorded a stock-based compensation expense of $92,000.  We granted 10,832 shares of restricted stock to the non-employee members of our Board of Directors in 2015, and recorded a stock-based compensation expense of $63,000. The restricted stock of our Board of Directors will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2016, total unrecognized compensation cost related to unvested stock options was $732,000, which is expected to be recognized over the remaining weighted-average vesting periods of 1 year. During the year ended December 31, 2016 and 2015, we have received cash of $192,000 and $275,000, respectively from the employee stock purchases and exercise of stock options.

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

	Years Ended December 31,
	2016	2015
Software licenses	$4,227	$4,414
Consulting services	1,521	2,056
Maintenance	2,192	2,972
Total revenues	$7,940	$9,442

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2016	2015
Americas	$3,665	$3,903
Europe	1,320	2,149
Asia/Pacific	2,955	3,390
Total revenues	$7,940	$9,442

In 2016, license sales through independent distributors, VARs, ASPs, and SIs became significant.  Although it was immaterial in the Americas and Europe, license sales via these channels accounted for 62% in Asia Pacific in 2016.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB). In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $500,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $2.0 million and $1.9 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2016 and 2015, respectively. These payments in part covered services rendered outside of the applicable twelve month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000. We recognized $46,000 and $176,000 of license revenue related to that contract for the fiscal year 2016 and 2015, respectively.

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to the lower of 100% of their compensation or the IRS annual maximum. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We have funded $61,000 and $69,000 for the year ended December 31, 2016 and 2015, respectively.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2016.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2016, was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2016, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2016 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

    None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2017 Annual Meeting of Stockholders (the “Proxy Statement”)  or will be filed as an amendment to this Annual Report.

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

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2016 and 2015

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended December 31, 2016 and 2015

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 30th day of March 2017.

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

Signature	Title	Date

/s/ Pehong Chen		March 30, 2017
Pehong Chen	Chairman of the Board, President and Chief Executive Officer (Principal Executive Officer)

/s/ Peter Chu		March 30, 2017
Peter Chu	Chief Financial Officer and Vice President of Strategy and Product Management (Principal Financial and Accounting Officer)
/s/ François Stieger		March 30, 2017
François Stieger	Director

/s/ James D. Dixon		March 30, 2017
James D. Dixon	Director

/s/ Robert Lee		March 30, 2017
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2016	$135	$32	$-	$167
Year Ended December 31, 2015	$213	$-	$(78)	$135

  (1) Represents net charge-offs of specific receivables.

BROADVISION, INC. ANNUAL REPORT ON FORM 10-K DECEMBER 31, 2016

INDEX TO EXHIBITS

Exhibit	Description
3.1(1)	Amended and Restated Certificate of Incorporation.
3.2(15)	Certificate of Amendment of Certificate of Incorporation.
3.3(6)	Certificate of Amendment of Certificate of Incorporation.
3.4(12)	Amended and Restated Bylaws.
4.1	References are hereby made to Exhibits 3.1 to 3.4.
4.2(14)	Registration Rights Agreement, dated November 10, 2004, among the Company and certain investors listed on Exhibit A thereto.
4.3(17)	Registration Rights Agreement, dated March 8, 2006, between the Company and Honu Holdings LLC.
10.1(8)(a)	Equity Incentive Plan, as amended (the "2000 Equity Incentive Plan").
10.2(1)(a)	Form of Incentive Stock Option under the 2000 Equity Incentive Plan.
10.3(1)(a)	Form of Nonstatutory Stock Option under the 2000 Equity Incentive Plan.
10.4(1)(a)	Form of Nonstatutory Stock Option (Performance-Based) under 2000 Equity Incentive Plan.
10.5(2)(a)	1996 Employee Stock Purchase Plan, as amended.
10.6(1)(b)
10.7(5)	BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009.
10.8(3)(a)	2000 Non-Officer Equity Incentive Plan, as amended.
10.9(4)(b)
10.10(7)	Form of Indemnity Agreement between the Company and each of its directors and executive officers.
10.11(9)	BroadVision, Inc. Change of Control Severance Benefit Plan, established effective May 22, 2003.
10.12(9)	BroadVision, Inc. Executive Severance Benefit Plan, established effective May 22, 2003.
10.13(10)	Securities Purchase Agreement, dated as of November 10, 2004, by and among the Company and the investors listed on Exhibit A thereto.
10.14(13)
10.15(11)	Debt Conversion Agreement, dated as of December 20, 2005, between the Company and Honu Holdings, LLC.
10.16(16)	Share Purchase Agreement, dated November 14, 2008, between BroadVision (Delaware) LLC and CHRM LLC.
10.17(21)(a)	Amended and Restated 2006 Equity Incentive Plan, as amended (the "Amended and Restated Plan").
10.18(18)(a)	2009 Employee Profit Sharing Plan.
10.19(19)(a)	Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan.
10.20(20)(a)	Form of Option Grant Notice under the Amended and Restated Plan.
10.21(21)(a)	Form of Stock Option Agreement under the Amended and Restated Plan.
10.22(21)	Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C.
10.23(22)	First Amendment to Lease Agreement dated September 4, 2014 between BroadVision Inc. and VII Pac Shores Investors, LLC.
101.INS	XBRL Instance
101.SCH	XBRLTaxonomy Extension Schema
101.CAL	XBRLTaxonomy Extension Calculation
101.LAB	XBRLTaxonomy Extension Labels
101.PRE	XBRLTaxonomy Extension Presentations
101.DEF	XBRLTaxonomy Extension Definition

21.1	Subsidiaries of the Company.
23.1	Consent of OUM & Co. LLP, an independent registered public accounting firm.
24.1	Power of Attorney, pursuant to which amendments to this Annual Report on Form 10-K may be filed, is included on the signature pages hereto.
31.1	Certification of the Chief Executive Officer of the Company.
31.2	Certification of the Chief Financial Officer of the Company.
32.1	Certification of the Chief Executive Officer and Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

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
(14) Incorporated by reference to the Company's Registration Statement on Form S-1 filed on December 20, 2004 (File No. 333-121430).
(15) Incorporated by reference to the Company's Form 10-K for the fiscal year ended December 31, 2006 filed on March 27, 2007 (File No. 000-28252).
(16) Incorporated by reference to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205).
(17) Incorporated by reference to the Company's Annual Report on Form 10-K filed on June 9, 2006 (File No. 000-28252).
(18) Incorporated by reference to the Company's Current Report on Form 8-K filed on July 24, 2009 (File No. 001-34205).
(19) Incorporated by reference to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-28252).
(20) Incorporated by reference to the Company’s Registration Statement on Form S-8 filed on November 6, 2006 (File No. 333-138461).
(21) Incorporated by reference to the Company’s Current Report on Form 8-K filed on April 20, 2012 (File No. 001-34205).
(22) Incorporated by reference to the Company's Current Report on Form 8-K filed on October 15, 2014 (File No. 001-34205).