Form 10-Q
period 2017-03-31
BROADVISION INC
filed 2017-05-12
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐                      Accelerated filer ☐

Non-accelerated filer (do not check if a smaller reporting company) ☐

Smaller reporting company ☑Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 30,  2017, the registrant had 4,965,312 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2017	2016
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$12,229	$11,730
Short-term investments	5,278	7,974
Accounts receivable, net of reserves of $203 and $167 as of March 31, 2017 and December 31, 2016, respectively	1,507	896
Prepaids and other	1,390	1,186
Total current assets	20,404	21,786
Property and equipment, net	53	60
Other assets	149	147
Total assets	$20,606	$21,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$433	$377
Accrued expenses	2,056	1,866
Unearned revenue	1,672	1,260
Deferred maintenance	1,078	893
Total current liabilities	5,239	4,396
Other non-current liabilities	911	734
Total liabilities	6,150	5,130
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,965 and 4,958 shares issued and outstanding as of March 31, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	1,270,916	1,270,649
Accumulated other comprehensive loss	(1,043)	(967)
Accumulated deficit	(1,255,417)	(1,252,819)
Total stockholders’ equity	14,456	16,863
Total liabilities and stockholders’ equity	$20,606	$21,993

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Software licenses	$889	$1,019
Services	919	990
Total revenues	1,808	2,009
Cost of revenues:
Cost of software revenues	53	38
Cost of services	796	772
Total cost of revenues	849	810
Gross profit	959	1,199
Operating expenses:
Research and development	1,679	1,743
Sales and marketing	957	1,151
General and administrative	1,064	985
Total operating expenses	3,700	3,879
Operating loss	(2,741)	(2,680)
Interest income, net	23	17
Other income, net	132	639
Loss before provision for income taxes	(2,586)	(2,024)
Provision for income taxes	(12)	(27)
Net loss	(2,598)	(2,051)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(76)	151
Comprehensive loss	$(2,674)	$(1,900)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.52)	$(0.42)
Shares used in computing:
Weighted average shares, basic and diluted	$4,958	$4,896

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(2,598)	$(2,051)
Depreciation and amortization	8	12
Stock-based compensation	236	202
Provision of receivable reserves	36	47
Changes in operating assets and liabilities:
Accounts receivable	(647)	675
Prepaids and other	(204)	(63)
Other non-current assets	(1)	(2)
Accounts payable and accrued expenses	246	(286)
Unearned revenue and deferred maintenance	597	(202)
Other noncurrent liabilities	177	(80)
Net cash used for operating activities	(2,150)	(1,748)
Cash flows from investing activities:
Purchase of property and equipment	(1)	(2)
Purchase of short-term investments	(3,485)	(7,555)
Maturities of short-term investments	6,180	7,216
Net cash provided by (used for) investing activities	2,694	(341)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	31	55
Net cash provided by financing activities	31	55
Effect of exchange rates on cash and cash equivalents	(76)	(151)
Net increase (decrease) in cash and cash equivalents	499	(2,185)
Cash and cash equivalents at beginning of period	11,730	9,600
Cash and cash equivalents at end of period	$12,229	$7,415

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

There have been no material changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 30,  2017, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2017 and March 31,  2016 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2016  has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2016 Annual Report on Form 10-K filed with the SEC on March 30,  2017, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2017 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2017 and 2016 (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Cost of services	$33	$25
Research and development	76	58
Sales and marketing	63	78
General and administrative	64	41
	$236	$202

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the three months ended March 31, 2017 and 2016, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2017	2016
Net loss	$(2,598)	$(2,051)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,958	4,896
Basic and diluted net loss per share	$(0.52)	$(0.42)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income  (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. Translation loss was $76,000 and $151,000 for the three months ended March 31, 2017 and 2016 respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2016	$(967)
Net change during period	(76)
Balance, March 31, 2017	$(1,043)

Liquidity

During the quarter ended March 31, 2017, we had negative cash flow from operations of $2.2 million and working capital of $15.2 million. As of March 31, 2017, the company had cash, cash equivalents and investment balances of $17.5 million and accounts receivable of $1.5 million. Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2017 due to various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors”. Based on our current business plan and recent operational data, we believe that our existing cash, cash equivalents and investment balances will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results.

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition and will supersede most existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 establishes principles to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2018 and we do not plan to early adopt such standard. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Currently, we recognize revenue attributable to these software licenses ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While we currently expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires the recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of adopting this new guidance on its Consolidated Financial Statements.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date of the new standard for public companies is for fiscal years beginning after December 15, 2016. Early application is permitted in any interim or annual period, with any adjustments reflected as of the beginning of the fiscal year of adoption.

We adopted this standard of ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the three months ended March 31, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not significant to our Condensed Consolidated Balance Sheets.

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined,  based upon the uncertainty of realizing such deferred tax assets, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Employee benefits	$645	$568
Commissions and bonuses	168	243
Sales and other taxes	239	158
Income tax and tax contingencies	311	297
Deferred rent	116	111
Other	577	489
Total accrued expenses	$2,056	$1,866

 Other non-current liabilities consisted of the following (in thousands):

	March 31,	December 31,
	2017	2016
	(unaudited)
Deferred maintenance and unearned revenue	$422	$223
Other	489	511
Total other non-current liabilities	$911	$734

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31, 2017 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$3,236	$3,236	$-	$-
Money market funds	8,993	8,993	-	-
Total cash and cash equivalents	$12,229	$12,229	$-	$-
Fixed income securities
Corporate bonds - financial	$3,187	$-	$3,187	$-
Corporate bonds - industrial	2,091	-	2,091	-
Total fixed income securities	$5,278	$-	$5,278	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2017 and December 31, 2016, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2017 and December 31, 2016 respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2017 or December 31, 2016. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before November 2019. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of March 31, 2017 (in thousands) is as follows:

Operating
Years ending December 31,	Lease

2017 (nine months)	707
2018	468
2019 and thereafter	84
Total minimum lease payments	$1,259

Note 5. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2017	2016
Software licenses	$889	$1,019
Services
Consulting services	443	408
Maintenance	476	582
Total revenues	$1,808	$2,009

We currently operate in three primary geographical territories:  North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2017	2016
Americas	$840	$969
Europe	308	305
Asia/Pacific	660	735
Total revenues	$1,808	$2,009

For the three-month period ended March 31, 2017,  Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 13% of our revenues and NTT Communications Corporation accounted for 11% of our revenues. For the three months ended March 31, 2016, IRCTC accounted for 10.8% of our revenues. .

Note 6. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our Chief Executive Officer and largest stockholder and in which our Chief Financial Officer, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $500,000 per quarter for the foreseeable future.  We made aggregate payments to BVOD of $550,000 and $669,000 (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the three months ended March 31, 2017 and 2016, respectively. These payments in part covered services rendered outside of the applicable three month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2016, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our Chief Executive Officer and largest stockholder, was a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000.  We recognized $46,000 of license revenue related to that contract for the three months ended March 31, 2016.

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

Overview

Since 1993, BroadVision has been a pioneer and consistent innovator of e-business solutions. We deliver a combination of technologies and services into the global market that enable customers of all sizes to power mission-critical web, cloud and mobile initiatives that ultimately deliver high-value to their bottom line. Our offering consists of a robust framework for personalization and self-service, modular applications and agile toolsets that customers use to create e-commerce, portal solutions, Enterprise Social Networks (ESN), and collaboration and knowledge management solutions. Most recently, we have added mobile and cloud capabilities to our platforms to enable rapid deployment of robust, secure, and scalable solutions for our customers.

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise collaboration and engagement solutions such as our mobile and cloud-based Vmoso, a collaboration and knowledge management product, and Clearvale, an ESN product.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, our new enterprise collaboration and engagement solutions are designed to enhance the communication, collaboration and knowledge management capabilities of organizations with their customers, partners and employees to improve productivity and efficiency. During the quarter ended March 31, 2017, we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules.

We generate revenue from fees for licenses or access and use of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; or (2) the number of CPUs utilized by the machines on which the product is installed. We also charge fees for access and use of Cloud or SaaS solutions. Payment terms are generally 30 to 60 days from the date that the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

We have not generated net income since 2009. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.8 million in the first quarter of 2017 were lower compared to total revenues of $2.0  million for the first quarter of 2016, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2017	2016
Revenues:
Software licenses	49%	51%
Services	51	49
Total revenues	100	100
Cost of revenues:
Cost of software revenues	3	2
Cost of services	44	38
Total cost of revenues	47	40
Gross profit	53	60
Operating expenses:
Research and development	93	87
Sales and marketing	53	57
General and administrative	59	49
Total operating expenses	205	193
Operating loss	(152)	(133)
Interest income, net	2	-
Other income, net	7	32
Loss before provision for income taxes	(143)	(101)
Provision for income taxes	(1)	(1)
Net loss	(144)%	(102)%

Revenues.    License revenue from the sales of software licenses for the three months ended March 31, 2017 was $0.9 million, down $0.1  million, or 10% from $1.0 million for the three months ended March 31,  2016. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March 31, 2017 was $0.5 million, down $0.1 million, or 17% from $0.6 million for the three months ended March 31,  2016. Consulting service revenue, which is generally related to services in connection with our licensed software, remained unchanged at $0.4 million for the three months ended March 31, 2017 and 2016.  Revenues for the three months ended March 31, 2017 were $1.8 million, down $0.2  million, or 10%, from $2.0  million for the three months ended March 31,  2016.  The decreases in our license and services revenues for the three months ended March 31, 2017 and total revenues for the three months ended March 31, 2017, as compared to the comparable periods in the prior year, were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended March 31, 2017 increased to $53,000 compared to $38,000 for the same period in the prior year. The increases were primarily due to increases in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services remained unchanged at $0.8  million for the three months ended March 31, 2017 and 2016.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.7 million for the three months ended March 31, 2017 and 2016.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.0 million for the three months ended March 31, 2017, down $0.1 million, or 9%, from $1.1 million for the three months ended March 31, 2016. The decrease was primarily due to decreases in employee-related costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses  were $1.1 million for the three months ended March 31, 2017, up $0.1 million, or 10%, from $1.0 million for the three months ended March 31, 2016. The increase was primarily due to an increase in professional service fees.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $23,000 and $17,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March 31, 2017 and 2016, respectively.

Other income, net.   Other income, net during the three months ended March 31, 2017, was other income, net of $132,000 compared to other income, net of $639,000 for the three months ended March 31,  2016. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $12,000 for the three months ended March 31, 2017 compared to $27,000 for the three months ended March 31,  2016. The provision for each of the three months ended March 31, 2017 and 2016 primarily related to foreign income tax expenses.

Capital Resources

Overview

We finance our operations through cash on our balance sheet. We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet.  As of March 31, 2017, we had $17.5 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $19.7 million of cash and cash equivalents and short-term investments with no long-term debt borrowings at December 31, 2016.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We continued to focus on expense control in the first quarter of 2017. Operating expenses for the first quarter of 2017 were $3.7  million, down $0.2  million, or 5% from $3.9  million for the first quarter of 2016. For the three months ended March 31, 2017, net loss was $2.6 million, or ($0.52) per share. This compares to net loss of $2.1 million, or ($0.42) per share, for the three months ended March 31,  2016.

The following table represents our liquidity at March 31, 2017 and December 31, 2016 (dollars in thousands):

	March 31,	December 31,
	2017	2016

Cash and cash equivalents	$12,229	$11,730
Short-term investments	$5,278	$7,974
Working capital	$15,165	$17,390
Working capital ratio	3.89	4.96

Cash Used For Operating Activities

Cash used for operating activities was $2.2 million for the three months ended March 31, 2017, mainly attributable to a $2.6 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $1.7 million for the three months ended March 31,  2016, mainly attributable to a $2.1 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Provided By (Used For) Investing Activities

Cash provided by investing activities was $2.7 million for the three months ended March 31, 2017.  Cash used for investing activities was ($0.3) million for the three months ended March 31,  2016.  Cash provided by and used for investing activities in both periods was primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $31,000 for the three months ended March 31, 2017.  Cash provided by financing activities was $55,000 for the three months ended March 31,  2016.  Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of March 31, 2017, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire during or before November 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2017 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of March 31, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We entered into the business of ESN, with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale,  by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015,  we launched our newest communication and collaboration offering, Vmoso, and we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules in September 2016. To date our Vmoso, Clearvale and BroadVision 9 offerings have only contributed to a minor portion of our revenue. We do not yet know whether any of these offerings will grow into a significant business line, and if so, whether sales of these offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of March 31, 2017, we had an accumulated deficit of approximately $1.3 billion.

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

Our sales and product implementation cycles generally span months. Delays in customer orders or product implementations, which are difficult to predict, can affect the timing of revenue recognition and can adversely affect our quarterly operating results. Licensing our products is often an enterprise-wide decision by prospective customers. The importance of this decision requires that we engage in a lengthy sales cycle with prospective customers. A successful sales cycle may last up to three months or longer. Our sales cycle is also affected by a number of other factors, some of which we have little or no control over, including the volatility of the overall software market, the business condition and purchasing cycle of each prospective customer, and the performance of our technology partners, systems integrators and resellers. The implementation of our products can also be time and resource intensive, and subject to unexpected delays. Delays in either product sales or implementations could cause our operating results to vary significantly from quarter to quarter.

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

We have evaluated our "disclosure controls and procedures" as such term is defined in Rule 13a-15(e) under the Exchange Act.  Effective controls are necessary for us to provide reliable financial reports and effectively prevent fraud. If we cannot provide reliable financial reports or prevent fraud, our operating results could be harmed. Our internal control over financial reporting has been designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. For example,  we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2015 in connection with our discovery that a former employee of one of our wholly-owned German subsidiaries, Interleaf Germany, had fraudulently misappropriated funds from us and falsified records to conceal the theft.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the United States. These accounting principles are subject to interpretation by FASB and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard will become effective for us on January 1, 2018. Early application is permitted to the original effective date of January 1, 2017. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See Note 1. Recent Accounting Pronouncements included herein for additional discussion of the accounting changes.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended March 31, 2017,  approximately 54% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in March 2016, related to the secure sharing of task data across different networks, and another U.S. patent, issued in January 2014, on the elements of creating and sharing tasks over one or more networks. We also hold a U.S. patent, issued in January 2004, on elements of the BroadVision platform, which covers mechanisms for translating between a word processing document and an XML file. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Our performance substantially depends on the performance of our management team. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or highly skilled technical and managerial personnel, particularly our founder and Chief Executive Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. The loss of their services also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify online users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online. In addition, the U.S. Federal Trade Commission (the “ FTC”), has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which technology companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. While we adhere to the privacy policies published with our solutions, we could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.  In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with customers in Europe.

We may not have adequate back-up systems, and natural or manmade disasters could damage our operations, reduce our revenue and lead to a loss of customers.

We may not have adequate back-up and redundant systems for both customer-used service and internal information technology. A natural or manmade disaster could severely harm our business because our service and operation could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which reside on or near known earthquake fault zones. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, acts of terrorism, telecommunications failures and similar events. We also have significantly reduced our workforce since 2000, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

We are subject to foreign currency exchange risk.

A total of 54% and 52% of revenues for the first three months of 2017 and 2016, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 14% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of March 31, 2017.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

We  do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

Our business could be negatively affected as a result of actions of activist stockholders.

The actions of activist stockholders could adversely affect our business. Specifically, responding to common actions of an activist stockholder, including without limitation public proposals, requests to pursue a strategic combination or other transaction or other special requests, could disrupt our operations, be costly and time-consuming or divert the attention of our management and employees.  In addition perceived uncertainties as to our future direction in relation to the actions of an activist stockholder may result in the loss of potential business opportunities or the perception that we are unstable as a company, which may be exploited by our competitors and make it more difficult to attract and retain personnel as well as consumers and service providers.  Actions of an activist stockholder may also cause fluctuations in our stock price based on speculative market perceptions or other factors that do not necessarily reflect the underlying fundamentals and prospects of our business.

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

As of March 31, 2017, Dr. Pehong Chen, our Chairman and Chief Executive Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the NASDAQ Global Market ranged from $4.40 per share to $8.06 per share between April 1, 2015 and March 31, 2017. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: May 12, 2017	By:	/s/ Pehong Chen
Pehong Chen
President and Chief Executive Officer

Date: May 12, 2017	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the three months ended March 31, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

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