Form 10-Q
period 2017-06-30
BROADVISION INC
filed 2017-08-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of July 31,  2017, the registrant had 4,965,312 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2017	2016
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$11,963	$11,730
Short-term investments	3,587	7,974
Accounts receivable, net of reserves of $157 and $167 as of June 30, 2017 and December 31, 2016, respectively	934	896
Prepaids and other	1,120	1,186
Total current assets	17,604	21,786
Property and equipment, net	46	60
Other assets	148	147
Total assets	$17,798	$21,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$391	$377
Accrued expenses	1,979	1,866
Unearned revenue	1,493	1,260
Deferred maintenance	1,074	893
Total current liabilities	4,937	4,396
Other non-current liabilities	779	734
Total liabilities	5,716	5,130
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,985 and 4,958 shares issued and outstanding as of June 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	1,271,161	1,270,649
Accumulated other comprehensive loss	(1,300)	(967)
Accumulated deficit	(1,257,779)	(1,252,819)
Total stockholders’ equity	12,082	16,863
Total liabilities and stockholders’ equity	$17,798	$21,993

*See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Software licenses	$872	$1,010	$1,761	$2,029
Services	743	912	1,662	1,902
Total revenues	1,615	1,922	3,423	3,931
Cost of revenues:
Cost of software revenues	45	43	98	81
Cost of services	732	807	1,528	1,579
Total cost of revenues	777	850	1,626	1,660
Gross profit	838	1,072	1,797	2,271
Operating expenses:
Research and development	1,655	1,703	3,334	3,446
Sales and marketing	1,012	1,100	1,969	2,251
General and administrative	820	964	1,884	1,949
Total operating expenses	3,487	3,767	7,187	7,646
Operating loss	(2,649)	(2,695)	(5,390)	(5,375)
Interest income, net	41	19	64	36
Other income, net	236	79	368	718
Loss before provision for income taxes	(2,372)	(2,597)	(4,958)	(4,621)
Benefit (Provision) for income taxes	10	(6)	(2)	(33)
Net loss	(2,362)	(2,603)	(4,960)	(4,654)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(257)	(48)	(333)	(199)
Comprehensive loss	$(2,619)	$(2,651)	$(5,293)	$(4,853)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.48)	$(0.53)	$(1.00)	$(0.95)
Shares used in computing:
Weighted average shares, basic and diluted	4,967	4,914	4,962	4,905

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(4,960)	$(4,654)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	16	23
Stock-based compensation	466	413
(Benefit) Provision of receivable reserves	(15)	46
Changes in operating assets and liabilities:
Accounts receivable	(23)	802
Prepaids and other	66	(25)
Other non-current assets	(1)	(9)
Accounts payable and accrued expenses	127	(172)
Unearned revenue and deferred maintenance	414	(395)
Other noncurrent liabilities	45	(96)
Net cash used for operating activities	(3,865)	(4,067)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(9)
Purchase of short-term investments	(4,493)	(7,352)
Maturities of short-term investments	8,880	16,899
Net cash provided by investing activities	4,385	9,538
Cash flows from financing activities:
Proceeds from issuance of common stock, net	46	112
Proceeds from exercise of common stock options, net	-	12
Net cash provided by financing activities	46	124
Effect of exchange rates on cash and cash equivalents	(333)	(199)
Net increase in cash and cash equivalents	233	5,396
Cash and cash equivalents at beginning of period	11,730	9,600
Cash and cash equivalents at end of period	$11,963	$14,996

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

There have been no material changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 30,  2017, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and six months ended June 30, 2017 and June 30, 2016 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2016  has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2016 Annual Report on Form 10-K filed with the SEC on March 30,  2017, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Cost of services	$30	$26	$63	$51
Research and development	74	55	150	113
Sales and marketing	68	101	131	179
General and administrative	58	29	122	70
	$230	$211	$466	$413

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the three and six months ended June 30, 2017 and 2016, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Net Loss	$(2,362)	$(2,603)	$(4,960)	$(4,654)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,967	4,914	4,962	4,905
Basic and diluted net loss per share	$(0.48)	$(0.53)	$(1.00)	$(0.95)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income  (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. Translation loss was $333,000 and $199,000 for the six months ended June 30, 2017 and 2016 respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2016	$(967)
Net change during period	(333)
Balance, June 30, 2017	$(1,300)

Liquidity

During the six months ended June 30, 2017, we had negative cash flow from operations of $3.9 million and working capital of $12.7 million. As of June 30, 2017, the company had cash, cash equivalents and investment balances of $15.6 million and accounts receivable of $0.9 million. Our existing cash, cash equivalents and investment balances may fluctuate during fiscal 2017 due to various risks and uncertainties, including, but not limited to the risks detailed in Part I, Item 1A titled “Risk Factors”. Based on our current business plan and recent operational data, we believe that our existing cash, cash equivalents and investment balances will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

We adopted ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the six months ended June 30, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not significant to our Condensed Consolidated Balance Sheets.

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Employee benefits	$680	$568
Commissions and bonuses	231	243
Sales and other taxes	326	158
Income tax and tax contingencies	110	297
Deferred rent	121	111
Other	511	489
Total accrued expenses	$1,979	$1,866

 Other non-current liabilities consisted of the following (in thousands):

	June 30,	December 31,
	2017	2016
	(unaudited)
Deferred maintenance and unearned revenue	$292	$223
Other	487	511
Total other non-current liabilities	$779	$734

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of June 30, 2017 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$3,157	$3,157	$-	$-
Money market funds	8,806	8,806	-	-
Total cash and cash equivalents	$11,963	$11,963	$-	$-
Fixed income securities
Corporate bonds - financial	$2,494	$-	$2,494	$-
Corporate bonds - industrial	1,093	-	1,093	-
Total fixed income securities	$3,587	$-	$3,587	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2017 and December 31, 2016, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of June 30, 2017 and December 31, 2016 respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2017 or December 31, 2016. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before November 2019. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of June 30, 2017 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2017 (six months)	$449
2018	468
2019 and thereafter	84
Total minimum lease payments	$1,001

Note 5. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Software licenses	$872	$1,010	$1,761	$2,029
Services
Consulting services	305	382	748	790
Maintenance	438	530	914	1,112
Total revenues	$1,615	$1,922	$3,423	$3,931

We currently operate in three primary geographical territories:  North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2017	2016	2017	2016
Americas	$756	$864	$1,596	$1,833
Europe	285	354	593	659
Asia/Pacific	574	704	1,234	1,439
Total revenues	$1,615	$1,922	$3,423	$3,931

For the three months ended June 30, 2017,  Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 16% of our revenues and NTT Communications Corporation accounted for 10% of our revenues. For the three months ended June 30, 2016,  IRCTC accounted for 13% of our revenues. For the six months ended June 30, 2017,  IRCTC accounted for 14% of our revenues and NTT Communications Corporation accounted for 10% of our revenues. For the six months ended June 30, 2016, IRCTC accounted for 12% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future.  We made aggregate payments to BVOD of $1.2 million and $1.1 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the six months ended June 30, 2017 and 2016, respectively. These payments in part covered services rendered outside of the applicable three month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.6  million in the second quarter of 2017 were lower compared to total revenues of $1.9 million for the second quarter of 2016, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2017	2016	2017	2016
Revenues:
Software licenses	54%	53%	51%	52%
Services	46	47	49	48
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	3	2	3	2
Cost of services	45	42	45	40
Total cost of revenues	48	44	48	42
Gross profit	52	56	52	58
Operating expenses:
Research and development	103	89	97	88
Sales and marketing	63	57	58	57
General and administrative	51	50	55	49
Total operating expenses	217	196	210	194
Operating loss	(165)	(140)	(158)	(136)
Interest income, net	3	1	2	1
Other income, net	15	4	11	18
Loss before provision for income taxes	(147)	(135)	(145)	(117)
Benefit (Provision) for income taxes	1	-	-	(1)
Net loss	(146)%	(135)%	(145)%	(118)%

Revenues.    License revenue from the sales of software licenses for the three months ended June 30, 2017 was $0.9 million, down $0.1 million, or 10% from $1.0 million for the three months ended June 30, 2016. License revenue from the sales of software licenses for the six months ended June 30, 2017, was $1.8 million, down $0.2 million, or 10% from $2.0 million for the six months ended June 30, 2016. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended June 30, 2017 was $0.4 million, down $0.1 million, or 20% from $0.5 million for the three months ended June 30, 2016.  Maintenance revenue for the six months ended June 30, 2017 was $0.9 million, down $0.2 million, or 18% from $1.1 million for the six months ended June 30, 2016. Consulting service revenue, which is generally related to services in connection with our licensed software, for the three months ended June 30, 2017 was $0.3 million, down $0.1 million or 25% from $0.4  million for the three months ended June 30, 2016.  Consulting revenue remained unchanged at $0.8 million for the six months ended June 30, 2017 and 2016. The decreases in our license and services revenues for the six months ended June 30, 2017 and total revenues for the three months ended June 30, 2017, as compared to the comparable periods in the prior year, were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended June 30, 2017 increased to $45,000 compared to $43,000 for the same period in the prior year. Cost of software revenues for the six months ended June 30, 2017 increased to $98,000 compared to $81,000 for the same period in the prior year. The increase between the periods was primarily due to an increase in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.7 million for the three months ended June 30, 2017, down $0.1 million, or 12.5% from $0.8 million for the three months ended June 30, 2016. Cost of services was $1.5 million for the six months ended June 30, 2017, down $0.1 million, or 6% from $1.6 million for the six months ended June 30, 2016.  The decrease was primarily due to a decrease  in third-party consultant fees incurred on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.7 million for the three months ended June 30, 2017 and 2016. Research and development expenses were $3.3 million for the six months ended June 30, 2017, down $0.1 million, or 3%, from $3.4 million for the six months ended June 30, 2016. The decrease was primarily due to a decrease in employee-related costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.0 million for the three months ended June 30, 2017, down $0.1 million, or 9%, from $1.1 million for the three months ended June 30, 2016. Sales and marketing expenses were $2.0 million for the six months ended June 30, 2017, down $0.2 million, or 9%, from $2.2 million for the six months ended June 30, 2016.  The decrease was primarily due to a decrease in employee-related costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.8 million for the three months ended June 30, 2017, down $0.2 million, or 20%, from $1.0 million for the three months ended June 30, 2016.  Our general and administrative expenses remained unchanged around $1.9 million for the six months ended June 30, 2017 and 2016.The decrease for the three months ended June 30, 2017 was primarily due to a decrease in professional service fees.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $64,000 and $36,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the six months ended June 30, 2017 and 2016, respectively.

Other income, net.   Other income, net during the six months ended June 30, 2017,  was other income, net of $0.4 million compared to other income, net of $0.7 million for the six months ended June 30, 2016. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $2,000 for the six months ended June 30, 2017 compared to a provision for income tax of $33,000 for the six months ended June 30, 2016. The provision for each of the six months ended June 30, 2017 and 2016 primarily related to foreign income tax expenses.

Capital Resources

Overview

We finance our operations through cash on our balance sheet. We continue to maintain a strong cash position as shown on our Condensed Consolidated Balance Sheet.  As of June 30, 2017, we had $15.6 million of cash and cash equivalents and short-term investments with no long-term debt borrowings, as compared to a balance of $19.7 million of cash and cash equivalents and short-term investments with no long-term debt borrowings at December 31, 2016.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We continued to focus on expense control in the second quarter of 2017. Operating expenses for the second quarter of 2017 were $3.5 million, down $0.3  million, or 8% from $3.8 million for the second quarter of 2016. For the six months ended June 30, 2017, net loss was $5.0 million, or ($1.00) per share. This compares to net loss of $4.7 million, or ($0.95) per share, for the six months ended June 30, 2016.

The following table represents our liquidity at June 30, 2017 and December 31, 2016 (dollars in thousands):

	June 30,	December 31,
	2017	2016

Cash and cash equivalents	$11,963	$11,730
Short-term investments	$3,587	$7,974
Working capital	$12,667	$17,390
Working capital ratio	3.57	4.96

Cash Used For Operating Activities

Cash used for operating activities was $3.9 million for the six months ended June 30, 2017, mainly attributable to a $5.0 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $4.1 million for the six months ended June 30, 2016, mainly attributable to a $4.7 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Provided By Investing Activities

Cash provided by investing activities was $4.4 million for the six months ended June 30, 2017.  Cash provided by investing activities was $9.5 million for the six months ended June 30, 2016.  Cash provided by investing activities in both periods was primarily related to the purchases or maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $46,000 for the six months ended June 30, 2017.  Cash provided by financing activities was $124,000 for the six months ended June 30, 2016.  Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of June 30, 2017, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire during or before November 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2017 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the six month period ended June 30, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of June 30, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of June 30, 2017, we had an accumulated deficit of approximately $1.3 billion.

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

We are likely to continue to experience significant fluctuations in our future results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;
•	competitive factors that affect our pricing;
•	market acceptance of new products;
•	the mix of products sold by us;
•	the timing of receipt, fulfillment and recognition as revenue of significant orders;
•	changes in our pricing policies or our competitors;
•	changes in our sales incentive plans;
•	the budgeting cycles of our customers;
•	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;
•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90 days notice;
•	product life cycles;
•	changes in strategy;
•	seasonal trends;

•	the mix of distribution channels through which our products are sold;
•	the mix of international and domestic sales;
•	the rate at which new sales people become productive;
•	changes in the level of operating expenses to support projected growth;
•	increase in the amount of third party products and services that we use in our products or resell with royalties attached; and
•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended June 30, 2017,  approximately 53% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 53%  of revenues for each of the first six months of 2017 and 2016, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 14% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of June 30, 2017.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of June 30, 2017, Dr. Pehong Chen, our Chairman and Chief Executive Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

Our common stock is currently listed on the NASDAQ Global Market. We are required to meet specified listing criteria in order to maintain our listing on the NASDAQ Global Market. If we fail to satisfy the NASDAQ Global Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Global Market, in which case we may be able to transfer to the NASDAQ Capital Market, which generally has lower financial requirements for initial listing or, if we fail to meet its listing requirements, the over-the-counter bulletin board. For example, NASDAQ Rule 5450(b)(1)(A) requires companies listed on the NASDAQ Global Select Market to maintain a minimum of $10.0 million in stockholders’ equity for continued listing. At June 30,  2017, our stockholders’ equity was $12.1 million. If our stockholders’ equity falls below $10.0 million, the NASDAQ Global Market may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. Any potential delisting of our common stock from the NASDAQ Global Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price has been highly volatile.

The high and low price of BroadVision common stock on the NASDAQ Global Market ranged from $3.90 per share to $8.06 per share between July 1, 2015 and June 30, 2017. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: August 14, 2017	By:	/s/ Pehong Chen
Pehong Chen
President and Chief Executive Officer

Date: August 14, 2017	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management

EXHIBIT INDEX

Exhibits Number	Description
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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the six months ended June 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

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