Form 10-Q
period 2017-09-30
BROADVISION INC
filed 2017-11-13
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As October 31,  2017, the registrant had 4,989,809 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2017

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2017	2016
ASSETS	(unaudited)	*
Current assets:
Cash and cash equivalents	$10,327	$11,730
Short-term investments	1,997	7,974
Accounts receivable, net of reserves of $141 and $167 as of September 30, 2017 and December 31, 2016, respectively	751	896
Prepaids and other	1,130	1,186
Total current assets	14,205	21,786
Property and equipment, net	42	60
Other assets	148	147
Total assets	$14,395	$21,993
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$370	$377
Accrued expenses	1,809	1,866
Unearned revenue	1,092	1,260
Deferred maintenance	827	893
Total current liabilities	4,098	4,396
Other non-current liabilities	635	734
Total liabilities	4,733	5,130
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,990 and 4,958 shares issued and outstanding as of September 30, 2017 and December 31, 2016, respectively	-	-
Additional paid-in capital	1,271,441	1,270,649
Accumulated other comprehensive loss	(1,498)	(967)
Accumulated deficit	(1,260,281)	(1,252,819)
Total stockholders’ equity	9,662	16,863
Total liabilities and stockholders’ equity	$14,395	$21,993

*See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Software licenses	$844	$1,051	$2,605	$3,080
Services	611	900	2,273	2,802
Total revenues	1,455	1,951	4,878	5,882
Cost of revenues:
Cost of software revenues	36	52	134	133
Cost of services	672	840	2,200	2,419
Total cost of revenues	708	892	2,334	2,552
Gross profit	747	1,059	2,544	3,330
Operating expenses:
Research and development	1,661	1,743	4,995	5,189
Sales and marketing	974	928	2,943	3,179
General and administrative	825	875	2,709	2,824
Total operating expenses	3,460	3,546	10,647	11,192
Operating loss	(2,713)	(2,487)	(8,103)	(7,862)
Interest income, net	37	25	101	61
Other income, net	176	32	544	750
Loss before provision for income taxes	(2,500)	(2,430)	(7,458)	(7,051)
Provision for income taxes	(2)	(12)	(4)	(45)
Net loss	(2,502)	(2,442)	(7,462)	(7,096)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(198)	(51)	(531)	(250)
Comprehensive loss	$(2,700)	$(2,493)	$(7,993)	$(7,346)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.50)	$(0.50)	$(1.50)	$(1.44)
Shares used in computing:
Weighted average shares, basic and diluted	4,985	4,928	4,970	4,913

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2017	2016
Cash flows from operating activities:
Net loss	$(7,462)	$(7,096)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	25	31
Stock-based compensation	728	639
(Benefit) Provision of receivable reserves	(35)	35
Changes in operating assets and liabilities:
Accounts receivable	180	791
Prepaids and other	56	(113)
Other non-current assets	(1)	(8)
Accounts payable and accrued expenses	(64)	(273)
Unearned revenue and deferred maintenance	(234)	(1,092)
Other noncurrent liabilities	(99)	(135)
Net cash used for operating activities	(6,906)	(7,221)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(12)
Purchase of short-term investments	(4,497)	(11,223)
Maturities of short-term investments	10,474	17,779
Net cash provided by investing activities	5,970	6,544
Cash flows from financing activities:
Proceeds from issuance of common stock, net	64	156
Proceeds from exercise of common stock options, net	-	12
Net cash provided by financing activities	64	168
Effect of exchange rates on cash and cash equivalents	(531)	(250)
Net decrease in cash and cash equivalents	(1,403)	(759)
Cash and cash equivalents at beginning of period	11,730	9,600
Cash and cash equivalents at end of period	$10,327	$8,841

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

There have been no material changes in our critical accounting policies, estimates and judgments during the nine-month period ended September 30, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, filed with the Securities and Exchange Commission (the “SEC”) on March 30,  2017, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2017 and September 30, 2016 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2016  has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2016 Annual Report on Form 10-K filed with the SEC on March 30,  2017, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2017 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Cost of services	$38	$40	$101	$91
Research and development	89	85	239	198
Sales and marketing	72	53	203	232
General and administrative	63	48	185	118
	$262	$226	$728	$639

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the three and nine months ended September 30, 2017 and 2016, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Net Loss	$(2,502)	$(2,442)	$(7,462)	$(7,096)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,985	4,928	4,970	4,913
Basic and diluted net loss per share	$(0.50)	$(0.50)	$(1.50)	$(1.44)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income  (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. Translation loss was $531,000 and $250,000 for the nine months ended September 30, 2017 and 2016 respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2016	$(967)
Net change during period	(531)
Balance, September 30, 2017	$(1,498)

Recent Accounting Pronouncements

In May 2014, the Financial Accounting Standards Board (“FASB”) issued ASU 2014-09, Revenue from Contracts with Customers: Topic 606 (“ASU 2014-09”), which amended the existing accounting standards for revenue recognition and will supersede most existing revenue recognition guidance under U.S. GAAP. ASU 2014-09 establishes principles to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective for us using either of two methods: (i) retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. As currently issued and amended, ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period. Early adoption is permitted only as of annual reporting periods beginning after December 15, 2016, with early adoption permitted but not earlier than the original effective date. Accordingly, the updated standard is effective for us in the first quarter of fiscal 2018--. We have not yet selected a transition method and we are currently evaluating the effect that the updated standard will have on our consolidated financial statements and related disclosures. While we are continuing to assess all potential impacts of the new standard, we currently believe the most significant impact relates to our accounting for arrangements that include term-based software licenses bundled with maintenance and support. Currently, we recognize revenue attributable to these software licenses ratably over the term of the arrangement because vendor-specific objective evidence (“VSOE”) does not exist for the undelivered maintenance and support element as it is not sold separately. The requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fee upon delivery of the software license. While we currently expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged, we are still in the process of evaluating the impact of the new standard on these arrangements. Due to the complexity of certain of our contracts, the actual revenue recognition treatment required under the new standard for these arrangements may be dependent on contract-specific terms and vary in some instances.

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

We adopted ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the nine months ended September 30, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits, after offset by the related valuation allowance, was not significant to our Condensed Consolidated Balance Sheets.

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

Note 2. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Employee benefits	$669	$568
Commissions and bonuses	157	243
Sales and other taxes	355	158
Income tax and tax contingencies	23	297
Deferred rent	91	111
Other	514	489
Total accrued expenses	$1,809	$1,866

 Other non-current liabilities consisted of the following (in thousands):

	September 30,	December 31,
	2017	2016
	(unaudited)
Deferred maintenance and unearned revenue	$132	$223
Other	503	511
Total other non-current liabilities	$635	$734

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of September 30, 2017 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$4,552	$4,552	$-	$-
Money market funds	5,775	5,775	-	-
Total cash and cash equivalents	$10,327	$10,327	$-	$-
Fixed income securities
Corporate bonds - financial	$997	$-	$997	$-
Corporate bonds - industrial	1,000	-	1,000	-
Total fixed income securities	$1,997	$-	$1,997	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 4. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2017 and December 31, 2016, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September 30, 2017 and December 31, 2016 respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2017 or December 31, 2016. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before November 2019. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of September 30, 2017 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2017 (Three Months)	$248
2018	551
2019 and thereafter	153
Total minimum lease payments	$952

Note 5. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Software licenses	$844	$1,051	$2,605	$3,080
Services
Consulting services	229	371	977	1,161
Maintenance	382	529	1,296	1,641
Total revenues	$1,455	$1,951	$4,878	$5,882

We currently operate in three primary geographical territories:  North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2017	2016	2017	2016
Americas	$724	$888	$2,320	$2,721
Europe	268	262	861	921
Asia/Pacific	463	801	1,697	2,240
Total revenues	$1,455	$1,951	$4,878	$5,882

For the three months ended September 30, 2017,  Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 12% of our revenues and NTT Communications Corporation (NTTCC) accounted for 11% of our revenues.  For the three months ended September 30, 2016,  IRCTC accounted for 13% of our revenues and NTTCC accounted for 14% of our revenues. For the nine months ended September 30, 2017,  IRCTC accounted for 13% of our revenues and NTTCC accounted for 11% of our revenues. For the nine months ended September 30, 2016, IRCTC accounted for 12% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future.  We made aggregate payments to BVOD of $1.9 million and $1.6 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the nine months ended September 30, 2017 and 2016, respectively. These payments in part covered services rendered outside of the applicable nine  month periods.  We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.5 million in the third quarter of 2017 were lower compared to total revenues of $2.0 million for the third quarter of 2016, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2017	2016	2017	2016
Revenues:
Software licenses	58%	54%	53%	52%
Services	42	46	47	48
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	2	3	3	2
Cost of services	46	43	45	41
Total cost of revenues	48	46	48	43
Gross profit	52	54	52	57
Operating expenses:
Research and development	114	89	102	88
Sales and marketing	67	48	60	54
General and administrative	57	45	56	48
Total operating expenses	238	182	218	190
Operating loss	(186)	(128)	(166)	(133)
Interest income, net	2	1	2	1
Other income, net	12	2	11	13
Loss before provision for income taxes	(172)	(125)	(153)	(119)
Provision for income taxes	-	(1)	-	(1)
Net loss	(172)%	(126)%	(153)%	(120)%

Revenues.    License revenue from the sales of software licenses for the three months ended September 30, 2017 was $0.8 million, down $0.3 million, or 27% from $1.1 million for the three months ended September 30, 2016. License revenue from the sales of software licenses for the nine months ended September 30, 2017, was $2.6 million, down $0.5 million, or 16% from $3.1 million for the nine months ended September 30, 2016. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended September 30, 2017 was $0.4 million, down $0.1 million, or 20% from $0.5 million for the three months ended September 30, 2016.  Maintenance revenue for the nine months ended September 30, 2017 was $1.3 million, down $0.3 million, or 19% from $1.6 million for the nine months ended September 30, 2016. Consulting service revenue, which is generally related to services in connection with our licensed software, for the three months ended September 30, 2017 was $0.2 million, down $0.2 million or 50% from $0.4 million for the three months ended September 30, 2016.  Consulting revenue for the nine months ended September 30, 2017 was $1.0 million, down $0.2 million, or 17% from $1.2 million for the nine months ended September 30, 2016. The decreases in each of our license, maintenance and consulting services revenues, as compared to the comparable periods in the prior year, were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended September 30, 2017 decreased to $36,000 compared to $52,000 for the same period in the prior year. Cost of software revenues for the nine months ended September 30, 2017 increased to $134,000 compared to $133,000 for the same period in the prior year. The variances between the periods were primarily due to changes in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.7 million for the three months ended September 30, 2017, down $0.1 million, or 13% from $0.8 million for the three months ended September 30, 2016. Cost of services was $2.2 million for the nine months ended September 30, 2017, down $0.2 million, or 8% from $2.4 million for the nine months ended September 30, 2016.  The decreases  were primarily due to decreases  in third-party consultant fees incurred on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses remained unchanged at $1.7 million for the three months ended September 30, 2017 and 2016. Research and development expenses were $5.0 million for the nine months ended September 30, 2017, down $0.2 million, or 4%, from $5.2 million for the nine months ended September 30, 2016. The decrease for the nine months period was primarily due to a decrease in employee-related costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $1.0 million for the three months ended September 30, 2017, up $0.1 million, or 11%, from $0.9 million for the three months ended September 30, 2016. The increase for the three months period was mainly due to the increase in third-party consultant fees incurred on consulting projects. Sales and marketing expenses were $2.9 million for the nine months ended September 30, 2017, down $0.3 million, or 9%, from $3.2 million for the nine months ended September 30, 2016.  The decrease for the nine month period was primarily due to a decrease in employee-related costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.8 million for the three months ended September 30, 2017, down $0.1 million, or 11%, from $0.9 million for the three months ended September 30, 2016.  Our general and administrative expenses were $2.7 million for the nine months ended September 30, 2017, down $0.1 million, or 4%, from $2.8 million for the nine months ended September 30, 2016.The decreases were primarily due to decreases in professional service fees.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $101,000 and $61,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September 30, 2017 and 2016, respectively.

Other income, net.   Other income, net during the nine months ended September 30, 2017, was - $0.5 million compared to other income, net of $0.8 million for the nine months ended September 30, 2016. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $4,000 for the nine months ended September 30, 2017 compared to a provision for income tax of $45,000 for the nine months ended September 30, 2016. The provision for each of the nine months ended September 30, 2017 and 2016 primarily related to foreign income tax expenses.

Liquidity and Capital Resources

Overview

We finance our operations through cash on our balance sheet. During the nine months ended September 30, 2017, we had negative cash flow from operations of $6.9 million and working capital of $10.1 million. As of September 30, 2017, we had $12.3 million of cash and cash equivalents and short-term investments, accounts receivables of $0.8 million and no long-term debt borrowings, as compared to a balance of $19.7 million of cash and cash equivalents and short-term investments, accounts receivable of $0.9 million and no long-term debt borrowings at December 31, 2016. Our cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2017 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A titled “Risk Factors”.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We continued to focus on expense control in the third quarter of 2017. Operating expenses for the third quarter of 2017 were $3.5 million, which remained the same as for the third quarter of 2016. For the nine months ended September 30, 2017, net loss was $7.5 million, or ($1.50) per share. This compares to net loss of $7.1 million, or ($1.44) per share, for the nine months ended September 30, 2016.

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

The following table represents our liquidity at September 30, 2017 and December 31, 2016 (dollars in thousands):

	September 30,	December 31,
	2017	2016

Cash and cash equivalents	$10,327	$11,730
Short-term investments	$1,997	$7,974
Working capital	$10,107	$17,390
Working capital ratio	3.47	4.96

Cash Used For Operating Activities

Cash used for operating activities was $6.9 million for the nine months ended September 30, 2017, mainly attributable to a $7.5 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $7.2 million for the nine months ended September 30, 2016, mainly attributable to a $7.1 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Provided By Investing Activities

Cash provided by investing activities was $6.0 million for the nine months ended September 30, 2017.  Cash provided by investing activities was $6.5 million for the nine months ended September 30, 2016.  Cash provided by investing activities in both periods was primarily related to the maturities of short-term investments in bonds and certificates of deposit.

Cash Provided By Financing Activities

Cash provided by financing activities was $64,000 for the nine months ended September 30, 2017. Cash provided by financing activities was $168,000 for the nine months ended September 30, 2016.  Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of September 30, 2017, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire during or before November 2019.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2017 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

There have been no material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2017 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2016, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, as of September 30, 2017, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control. As of September 30, 2017, we had an accumulated deficit of approximately $1.3 billion.

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

We cannot assure you that our controls and procedures will prevent all errors or fraud, or that any related losses would be recoverable. We also cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic consolidated financial reports and, if we are unable to produce accurate or timely consolidated financial statements, we may be subject to adverse regulatory consequences, including sanctions or investigations by the Securities and Exchange Commission, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with the Nasdaq Capital Market continued listing requirements.  Further, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during the impacted periods in accordance with the provisions of the Sarbanes-Oxley Act. In light of the fraudulent activities that were identified as a result of the limited procedures performed, it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional instances of fraud, or significant deficiencies or material weaknesses, may have been identified.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended September 30, 2017, approximately 50% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 49%  and 54% of revenues for each of the nine months of 2017 and 2016, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 14% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of September 30, 2017.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of September 30, 2017, Dr. Pehong Chen, our Chairman and Chief Executive Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

We recently transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. If we fail to maintain the requirements for continued listing on the NASDAQ Capital Market, our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

In November 2017, we transferred the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market as our stockholders’ equity had decreased from $12.1 million at June 30, 2017 to $9.7 million at September 30, 2017. We are required to meet specified listing criteria in order to maintain our listing on the NASDAQ Capital Market. If we fail to satisfy the NASDAQ Capital Market’s continued listing requirements, our common stock could be delisted from the NASDAQ Capital Market, in which case we may be able to transfer to the over-the-counter bulletin board. For example, NASDAQ Rule 5550(b)(1) requires companies listed on the NASDAQ Capital Market to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. If our stockholders’ equity falls below $2.5 million, the NASDAQ Capital Market may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. Any potential delisting of our common stock from the NASDAQ Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price has been highly volatile.

The high and low price of BroadVision common stock on the NASDAQ Stock Market ranged from $3.57 per share to $8.06 per share between October 1, 2015 and September 30, 2017. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

•	quarterly variations in operating results;
•	announcements of technological innovations;
•	announcements of new software or services by us or our competitors;
•	changes in financial estimates by securities analysts;
•	low trading volume on the NASDAQ Stock Market;
•	general economic conditions; or
•	other events or factors that are beyond our control.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

Effective November 9, 2017, our Board of Directors authorized our officers to apply to The NASDAQ Stock Market LLC to transfer the listing of our common stock from the nasdaq Global Market to the nasdaq Capital Market as our stockholders’ equity had decreased from $12.1 million at June 30, 2017 to $9.7 million at September 30, 2017.  On November 9, 2017, we received approval from The NASDAQ Stock Market LLC to transfer of the listing of our common stock from the NASDAQ Global Market to the NASDAQ Capital Market. This transfer was effective at the opening of business on November 13, 2017. The nasdaq Capital Market is a continuous trading market that operates in substantially the same manner as The NASDAQ Global Market, and listed companies must meet certain financial requirements and comply with The NASDAQ Stock Market LLC’s corporate governance requirements. Our common stock will continue to trade under the symbol “BVSN.”

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2017, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2017 and December 31, 2016, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2017 and 2016, (iii) Consolidated Statement of Cash Flows for the nine months ended September 30, 2017 and 2016, and (iv) Notes to Condensed Consolidated Financial Statements.

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

BROADVISION, INC.

Date: November 13, 2017	By:	/s/ Pehong Chen
Pehong Chen
President and Chief Executive Officer

Date: November 13, 2017	By:	/s/ Peter Chu
Peter Chu
Chief Financial Officer and Vice President of Strategy and Product Management