Form 10-K
period 2017-12-31
BROADVISION INC
filed 2018-04-02
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
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

Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of June 30, 2017, based on the closing sales price as reported by the NASDAQ Market, 3,292,189 shares of Common Stock, having an aggregate market value of approximately $14,650,241 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28, 2018, the registrant had 4,994,888 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the 2017 Annual Meeting of Stockholders to be filed, or will be filed as an amendment to this Annual Report, with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2017

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

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2017, we had an accumulated deficit of approximately $1.3 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

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

Customers

For the year ended December 31, 2017, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 13% of our total revenues and NTT Communications Corporation (NTTCC) accounted for 11% of our revenues. For the year ended December 31, 2016, IRCTC accounted for 12% of our total revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2017, our direct sales organization included 19 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in Italy.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in India, China, Taiwan, and Japan.

We derive a significant portion of our revenue from our operations outside North America. In the twelve months ended December 31, 2017, approximately 53% of our revenues were derived from international sales. In the twelve months ended December 31, 2016, approximately 54% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

As of December 31, 2017, we had 2 employees engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued  in 2017, on systems and methods for secure sharing of task data over one or more networks. This patent will expire in March of 2037. We also hold a U.S. patent, issued in 2014, on the unique concepts and features in our online solution that allows subscribers to connect with other people and share tasks and content. The patent will expire in January 2034. In addition, we hold a patent issued in 2004 on mechanisms for translating between a word processing document and an XML file. This patent will expire in March 2020. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Research and Development

As of December 31, 2017, we had 56 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses are expensed as incurred. Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $6.6 million for the year ended December 31, 2017, and $6.9 million for the year ended December 31, 2016.

Employees

As of December 31, 2017, we employed a total of 104 full-time employees, of whom 39 are based in North America, 16 in Europe and 49 in Asia. Of these full-time employees, 21 are in sales and marketing, 56 are in product development, 7 are in global services and client support, and 20 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

Our executive officer and his age and positions as of quarter end are in the table below.

5
Name	Age	Position
Pehong Chen	60	Chairman, President,Chief Executive Officer and Interim Financial Officer

Pehong Chen has served as our Chairman of the Board, Chief Executive Officer and President since our incorporation in May 1993, and as our Interim Chief Financial Officer since March 2018. From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of Gain Technology, a provider of multimedia applications development systems, which was acquired by Sybase. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2017, we had an accumulated deficit of approximately $1.3 billion.

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

We face liquidity challenges and will need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through the next twelve months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

We have implemented cost reduction plans since the second half of 2017 and expect to reduce the cost of our operations by approximately $2 million in 2018 to cover our cash needs through the next twelve months. Management may implement further cost reductions in 2018 or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers which supersedes nearly all existing U.S. GAAP revenue recognition guidance. The new standard became effective for us on January 1, 2018. Although we are continuing to assess all potential impacts of the standard on our financial statements or disclosures, it could change the way we account for certain of our revenue transactions. Adoption of the standard could have a significant impact on our financial statements and may retroactively affect the accounting treatment of transactions completed before adoption. See Note 1. Recent Accounting Pronouncements included herein for additional discussion of the accounting changes.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2017, approximately 53% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in March 2017, related to the secure sharing of task data over one or more networks, and another U.S. patent, issued January 2014, on the elements of creating and sharing tasks over one or more networks. We also hold a U.S. patent, issued in January 2004, on elements of the BroadVision platform, which covers mechanisms for translating between a word processing document and an XML file. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Our officers, and highly skilled technical and managerial personnel are critical to our business, and they may not remain with us.

Our performance substantially depends on the performance of our management team. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or highly skilled technical and managerial personnel, particularly our founder, Chief Executive Officer, President and Interim Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. Effective as of March 7, 2018, Peter Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management. In connection with Mr. Chu’s resignation, Dr. Chen was appointed as our Interim Chief Financial Officer. As a result of this change, Dr. Chen has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business.  Changes in our organization as a result of Mr. Chu’s departure may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we find and integrate a replacement for Dr. Chu, and unless his replacement is able to succeed in the position, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. The loss of the services of our officers or other personnel also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify online users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online. In addition, the U.S. Federal Trade Commission(the “FTC”), has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. While we adhere to the privacy policies published with our solutions, we could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.  In addition, the European Union is in the process of proposing reforms to its existing data protection legal framework, which may result in a greater compliance burden for companies with customers in Europe.

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

A total of 53% and 54% of our fiscal year 2017 and 2016 revenues, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 17% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of December 31, 2017. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

As of December 31, 2017, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 33% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the NASDAQ Stock Market ranged from $2.66 per share to $8.06 per share between January 1, 2016 and December 31, 2017. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 2. PROPERTIES

As of December 31, 2017, we leased approximately 25,633 square feet of office space, consisting of

•

Our headquarters of 16,399 square feet at Pacific Shores Center in Redwood City, California, used for research and development, technical support, sales, marketing, consulting, training and administration;

•	Beijing, China office of 3,927 square feet used primarily for research and development, sales, marketing and customer services; and
•	Small regional offices used primarily for sales, marketing and customer services in Waltham, MA; Rome and Milan, Italy; Tokyo, Japan; Taipei, Taiwan; and Bangalore, India.

We fully occupied all of our leased office spaces as of December 31, 2017.  We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business.

ITEM 3. LEGAL PROCEEDINGS

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Until our delisting on March 8, 2006, our common stock had been quoted on the NASDAQ National Market. From March 8, 2006 to May 24, 2007, our common stock was quoted on the Pink Sheets®. From May 25, 2007 to October 24, 2008, our common stock was trading on the OTC Bulletin Board. Effective as of the open of trading on October 27, 2008, we effected a one-for-twenty-five reverse split of our common stock.  Effective as of November 10, 2008, we have transferred the quotation of our common stock from the OTC Bulletin Board to the NASDAQ Global Market under the trading symbol "BVSN".  Effective as of November 13, 2017, the listing of our common stock was transferred from the NASDAQ Global Market to the NASDAQ Capital Market. The following table shows high and low sale prices per share of our common stock as reported on the NASDAQ Stock Market:

	High	Low
Fiscal Year 2017
First Quarter	$5.95	$4.50
Second Quarter	5.45	3.90
Third Quarter	4.50	3.57
Fourth Quarter	4.50	2.66
Fiscal Year 2016
First Quarter	$8.06	$5.63
Second Quarter	7.68	6.20
Third Quarter	6.70	4.49
Fourth Quarter	5.60	4.40

As of February 28, 2018, there were 44 holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On March 30, 2018, the closing price reported on the NASDAQ Capital Market for BroadVision common stock was $2.70 per share.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total 2017 revenues of $6.4 million were lower compared to total 2016 revenues of $7.9 million, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $2.3 million and $2.0 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2017 and 2016, respectively. These payments in part covered services rendered outside of the applicable twelve month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016, was $184,000. We recognized $0 and $46,000 of license revenue related to that contract for the fiscal years 2017 and 2016, respectively.

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

Our revenue recognition policies for the periods presented comply with Accounting Standards Codification ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin SAB 104, Revenue Recognition. In October 2009, the Financial Accounting Standard Board (FASB) amended the accounting standards in Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25) ("ASU 2009-13") for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have vendor-specific objective evidence (“VSOE”) of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

For the periods presented, we recognize revenue when all four of the following revenue recognition criteria have been met:

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

Receivable Reserves

Occasionally, our customers experience financial difficulty after we recognize the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2017, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write it off against the receivable reserve.

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

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, will not materially impact our balance sheet or statement of operations. See Note 5 – Income Taxes in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for the Tax Act’s impact to our net deferred tax assets.

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

	Years Ended December 31,
	2017	2016
Revenues:
Software licenses	55%	53%
Services	45	47
Total revenues	100	100
Cost of revenues:
Cost of software revenues	3	2
Cost of services	47	40
Total cost of revenues	50	42
Gross profit	50	58
Operating expenses:
Research and development	103	87
Sales and marketing	58	51
General and administrative	59	46
Total operating expenses	220	184
Operating loss	(170)	(126)
Other income (loss), net	12	7
Loss before income taxes	(158)	(119)
Benefit (provision) for income taxes	2	(1)
Net loss	(156)%	(120)%

Results of Operations

Revenues.    License revenue from the sales of software licenses for the year ended December 31, 2017 was $3.5 million, down $0.7 million, or 17% from $4.2 million for the year ended December 31, 2016. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2017 was $1.7 million, down $0.5 million, or 23% from $2.2 million for the year ended December 31, 2016.  Consulting service revenue, which is generally related to services in connection with our licensed software, for the year ended December 31, 2017, was $1.2 million, down $0.3 million, or 20% from $1.5 million for the year ended December 31, 2016. Total 2017 revenues of $6.4 million were lower compared to total 2016 revenues of $7.9 million, with the decrease mainly resulting from the decline of our legacy business. We expect our revenues to continue to decrease due to the decline of our legacy business, where customers have reduced their spending across licenses, maintenance and consulting services.

Cost of software revenues.    Cost of software revenues includes the cost of our cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software revenues for the year ended December 31, 2017 was $178,000, up $6,000, from $172,000 for the year ended December 31, 2016. The increase was primarily due to increases in usage of our cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2017 was $3.0 million, down $0.2 million, or 6% from $3.2 million for the year ended December 31, 2016. This decreases were mainly due to decrease in third-party consultant fees incurred on consulting projects..

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended December 31, 2017, were $6.6 million, down $0.3 million, or 4% from $6.9 million for the year ended December 31, 2016. The decrease was primarily due to decreases in employee-related benefit costs as a result of headcount turnover.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2017 were $3.7 million, down $0.4 million, or 10% from $4.1 million for the year ended December 31, 2016. The decrease was primarily due to decreases in employee-related benefit costs as a result of headcount deduction.

General and administrative.    General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the year ended December 31, 2017, were $3.7 million, up 0.1 million, or 3% from $3.6 million for the year ended December 31, 2016. The increase was primarily due to increases in bad debt expenses.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $129,000 and $86,000 in interest income for the year ended December 31, 2017, and 2016, respectively.  This increase was primarily due to the interest income resulting from the accrued short-term investment in bonds in 2017.

Other income, net.   Other income, net during the year ended December 31, 2017, was $0.6 million compared to other income, net, of $0.4 million for the year ended December 31, 2016. The increase was primarily due to gains from the remeasurement of the foreign currency exchange rate fluctuation on our Euro assets.

Benefit (provision) for income taxes.   The benefit for income taxes was $112,000 for the year ended December 31, 2017, compared to the provision of ($48,000) for the year ended December 31, 2016. The increase to the benefit for the year ended December 31, 2017 was primarily due to refundable Alternative Minimum Tax (AMT) credits as a result of the repeal of AMT by the Tax Cuts and Jobs Act. The provision for the year ended December 31, 2016 was primarily due to foreign income tax expense.

Liquidity and Capital Resources

Background and Overview

During the year ended December 31, 2017, we had a net loss of $9.9 million and negative cash flow from operations of $9.6 million, and at December 31, 2017, we had working capital of $7.6 million. At December 31, 2017, we had $8.6 million in cash and cash equivalents and $1.0 million in short-term investments. Our combined cash, cash equivalents and short-term investment balances as of December 31, 2017 declined by $10.1 million compared to such balances as of December 31, 2016.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statements of Cash Flows for 2017. Our cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2018 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part I, Item 1A titled “Risk Factors”.

Based on our current business plan, we believe that our existing cash, cash equivalents and investment balances will be sufficient to meet our working capital and operating resource expenditure requirements for the next twelve months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We have implemented cost reduction plans since the second half of 2017 and expect to reduce the cost of our operations by approximately $2 million in 2018 to cover our cash needs through the next twelve months. Management may implement further cost reductions in 2018 or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

The following table represents our liquidity indicators at December 31, 2017 and 2016 (dollars in thousands):

	December 31,
	2017	2016
Cash and cash equivalents	$8,560	$11,730
Short-term investments	$1,000	$7,974
Working capital	$7,649	$17,390
Working capital ratio	2.87	4.96

Cash Used for Operating Activities

Cash used for operating activities was $9.6 million for fiscal year 2017, mainly attributable to a $9.9 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash used for operating activities was $9.6 million for fiscal year 2016, mainly attributable to a $9.5 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Provided by (Used For) Investing Activities

 Cash provided by investing activities in fiscal year 2017 was $7.0 million. Cash used for investing activities in fiscal year 2016 was $11.5 million. Cash provided by and used for investing activities in both periods was primarily related to the purchase or maturities of short-term investments in bonds.

Cash Provided by Financing Activities

Cash provided by financing activities was $79,000 in fiscal year 2017. Cash provided by financing activities was $192,000 in fiscal year 2016. Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan and employee exercise of stock options.

Off-Balance Sheet Arrangements

As of December 31, 2017, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our Consolidated Balance Sheets as of December 31, 2017 and 2016.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements, which expire at various dates during or before November 2019. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2017, total future minimum lease payments are $0.7 million under non-cancelable operating lease agreements.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

BroadVision, Inc.

Redwood City, California

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and Subsidiaries (collectively referred to as the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of comprehensive loss, stockholders’ equity and cash flows for each of the two years in the period ended December 31, 2017, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ OUM & CO. LLP

San Francisco, California

April 2, 2018

We have served as the Company's auditor since 2006.

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$8,560	$11,730
Short-term investments	1,000	7,974
Accounts receivable, net of reserves of $293 and $167 as of December 31, 2017 and 2016, respectively	1,193	896
Prepaids and other	983	1,186
Total current assets	11,736	21,786
Property and equipment, net	35	60
Other assets	208	147
Total assets	$11,979	$21,993
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$434	$377
Accrued expenses	1,658	1,866
Unearned revenue	1,187	1,260
Deferred maintenance	808	893
Total current liabilities	4,087	4,396
Other non-current liabilities	583	734
Total liabilities	4,670	5,130
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,995 and 4,958 shares issued and outstanding as of December 31, 2017 and 2016, respectively
Additional paid-in capital	1,271,585	1,270,649
Accumulated other comprehensive loss	(1,558)	(967)
Accumulated deficit	(1,262,718)	(1,252,819)
Total stockholders' equity	7,309	16,863
Total liabilities and stockholders' equity	$11,979	$21,993

See Accompanying Notes to Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2017	2016
Revenues:
Software licenses	$3,467	$4,227
Services	2,890	3,713
Total revenues	6,357	7,940
Cost of revenues:
Cost of software revenues	178	172
Cost of services	2,970	3,152
Total cost of revenues	3,148	3,324
Gross profit	3,209	4,616
Operating expenses:
Research and development	6,563	6,901
Sales and marketing	3,676	4,051
General and administrative	3,733	3,618
Total operating expenses	13,972	14,570
Operating loss	(10,763)	(9,954)
Other income (loss):
Interest income, net	129	86
Other income, net	623	431
Total other income	752	517
Loss before income taxes	(10,011)	(9,437)
Benefit (provision) for income taxes	112	(48)
Net loss	(9,899)	(9,485)
Other comprehensive (loss) income , net of tax:
Foreign currency translation adjustment	(591)	2
Foreign currency translation reclassified into earnings for discontinued foreign subsidiaries	-	(230)
Comprehensive loss	$(10,490)	$(9,713)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(1.99)	$(1.93)
Shares used in computing:
Weighted average shares-basic and diluted	4,975	4,924

See Accompanying Notes to Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2015	4,895	$-	$1,269,582	$(739)	$(1,243,334)	$25,509
Net loss		-			(9,485)	(9,485)
Other comprehensive income (loss)				(228)		(228)
Stock-based compensation			875			875
Issuance of common stock from restricted stock awards	23	-	-			-
Issuance of common stock under employee stock purchase plan	38	-	181			181
Issuance of common stock from exercise of options	2	-	11			11
Balances as of December 31, 2016	4,958	$-	$1,270,649	$(967)	$(1,252,819)	$16,863
Net loss		-			(9,899)	(9,899)
Other comprehensive income (loss)				(591)		(591)
Stock-based compensation			857			857
Issuance of common stock from restricted stock awards	15	-	-			-
Issuance of common stock under employee stock purchase plan	22	-	79			79
Balances as of December 31, 2017	4,995	$-	$1,271,585	$(1,558)	$(1,262,718)	$7,309

See Accompanying Notes to Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2017	2016
Cash flows from operating activities:
Net loss	$(9,899)	$(9,485)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	32	41
Stock-based compensation	857	875
Provision of receivable reserves	115	37
(Gain) loss on deconsolidation of a fully-owned subsidiary	-	(230)
Changes in operating assets and liabilities:
Accounts receivable	(412)	818
Prepaids and other	203	(88)
Other non-current assets	(61)	(4)
Accounts payable and accrued expenses	(151)	(469)
Unearned revenue and deferred maintenance	(158)	(918)
Other noncurrent liabilities	(151)	(184)
Net cash used for operating activities	(9,625)	(9,607)
Cash flows from investing activities:
Purchase of property and equipment	(7)	(14)
Purchase of short-term investments	(4,500)	(10,666)
Maturities of short-term investments	11,474	22,223
Net cash provided by investing activities	6,967	11,543
Cash flows from financing activities:
Proceeds from issuance of common stock, net	79	181
Proceeds from exercise of common stock options, net	-	11
Net cash provided by financing activities	79	192
Effect of exchange rates on cash and cash equivalents	(591)	2
Net (decrease) increase in cash and cash equivalents	(3,170)	2,130
Cash and cash equivalents at beginning of year	11,730	9,600
Cash and cash equivalents at end of year	$8,560	$11,730

Supplemental disclosures of cash flows activities:
Cash paid for income taxes	$15	$6

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2017, the Company had a net loss of $9.9 million and negative cash flow from operations of $9.6 million, and at December 31, 2017 the company had working capital of $7.6 million. At December 31, 2017, the Company has cash and cash equivalents of $8.6 million and $1.0 million in short-term investments. The Company has implemented cost reduction plans since the second half of 2017 and expects to reduce its costs of operation by approximately $2 million in 2018 to cover its cash needs through the next twelve months. Management may implement further cost reductions in 2018 and seek financing from third parties as needed to ensure that the Company’s cash, cash equivalents and short-term investments are sufficient to fund its operations for the next twelve months.

However, further cost reduction may voluntary departures of highly skilled technical and managerial personnel, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

 Revenue Recognition

Overview

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and training.

Our revenue recognition policies for the periods presented comply with Accounting Standards Codification ASC 985-605, Software: Revenue Recognition, and Staff Accounting Bulletin SAB 104, Revenue Recognition. In October 2009, the FASB amended the accounting standards in Accounting Standards Update ("ASU") 2009-13 (an update to ASC 605-25) ("ASU 2009-13") for certain multiple deliverable revenue arrangements to: 1) provide updated guidance on whether multiple deliverables exist, how the deliverables in an arrangement should be separated, and how the consideration should be allocated; 2) require an entity to allocate revenue in an arrangement using best estimated selling price ("BESP") of deliverables if a vendor does not have VSOE of selling price or third-party evidence ("TPE") of selling price; and 3) eliminate the use of the residual method and require an entity to allocate revenue using the relative selling price method.

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

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2017 and 2016, respectively. Our short-term investments’ contractual maturities occur before April 2018.  Total interest income during fiscal years 2017 and 2016 was $129,000 and $86,000, respectively.

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $44,000 and $46,000 in 2017 and 2016, respectively.

Receivable Reserves

Occasionally, our customers experience financial difficulty after we recognize the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 90 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2017, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $1.6 million and $1.8 million on December 31, 2017 and 2016, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

For the year ended December 31, 2017, Indian Railways Catering and Tourism Corporation Limited (“IRCTC”) accounted for 13% and NTT Communications Corporation (NTTCC) accounted for 11% of our revenues. For the year ended December 31, 2016, IRCTC accounted for 12% of our total revenues.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2017 and 2016 (in thousands) were as follows

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$4,266	$4,266	$-	$-
Money market funds	4,294	4,294	-	-
Total cash and cash equivalents	$8,560	$8,560	$-	$-
Fixed income securities
Corporate bonds - financial	$-	$-	$-	$-
Corporate bonds - industrial	1,000	-	1,000	-
U.S. Treasury Securities	-	-	-	-
Total fixed income securities	$1,000	-	1,000	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2016	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$3,664	$3,664	$-	$-
Money market funds	8,066	8,066	-	-
Total cash and cash equivalents	$11,730	$11,730	$-	$-
Fixed income securities
Corporate bonds - financial	$2,201	$-	$2,201	$-
Corporate bonds - industrial	2,275	-	2,275	-
U.S. Treasury Securities	3,498	-	3,498	-
Total fixed income securities	$7,974	$-	$7,974	$-

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

Employee Benefit Plans

Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2017, we had 1,053,474 shares of our Common Stock reserved for issuance under the plan.  In addition, the number of shares of our Common Stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our common stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2017, we had 72,625 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase.

As of December 31, 2017, we had 70,135 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000 under Section 423(b)(8) of the Internal Revenue Code of 1986, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2017 and 2016, we received a total of $79,000 and $181,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2017 and 2016, is as follows (in thousands):

	Years Ended December 31,
	2017	2016
Cost of services	$116	$127
Research and development	281	272
Sales and marketing	237	297
General and administrative	223	179
	$857	$875

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

The following assumptions were used to determine stock-based compensation during the years ended December 31, 2017 and 2016:

	Years Ended December 31,
	2017	2016
Expected volatility	-	67%
Expected dividends	-	0%
Expected term (in years)	-	6.25	year
Risk free interest rate	-	1.5%

The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2017		2016
Expected volatility	48%		45%
Weighted average volatility	48%		42%
Risk-free interest rate	1%		0.2%
Expected term (in years)	1	year	1	year
Expected dividend yield	-		-

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2017 and 2016, were $1.20 and $1.50, respectively.

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

	Years Ended December 31,
	2017	2016
Net loss	$(9,899)	$(9,485)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,975	4,924
Basic and diluted net loss per share	$(1.99)	$(1.93)

Foreign Currency Transactions

The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2017 and 2016, translation loss was $591,000 and $228,000, respectively, and is included in other comprehensive loss account in the Consolidated Statements of Stockholder's Equity.

Discontinued Foreign Subsidiary

In September 2016, we completed the sale of BroadVision Scandinavia AB. The total sale price was $10,000, of which the Company received cash payment of $2,500 and $7,500 in 2017 and 2016 respectively, as stipulated in the underlying agreement. Based on the assets and liabilities attributed to BroadVision Scandinavia AB on the date of the sale, and the estimated costs and expenses incurred in connection with the sale, the Company recorded a gain of $230,000 in the consolidated statement of comprehensive loss for the year ended December 31, 2016.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which consist of cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholder's Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, consisting of foreign currency translation adjustment, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2016	$(967)
Foreign currency translation adjustment	(591)
Balance, December 31, 2017	$(1,558)

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

Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, will not materially impact our balance sheet or statement of operations. See Note 5.

Segment and Geographic Information

We operate in one segment, electronic commerce business solutions. Our CEO is our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

Comparative Figures

Certain comparative figures have been reclassified to conform to the current year presentation.  These reclassifications had no effect on net income, total assets or cash flow.

Recent Accounting Pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606), or ASU 2014-09, and has subsequently issued various amendments in 2015 and 2016 (ASU No.’s 2015-14, 2016-08,2016-10, 2016-11, 2016-12, and 2016-20). The standard provides companies with a single model for use in accounting for revenue arising from contracts with customers and supersedes current revenue recognition guidance, including industry-specific revenue guidance. ASU 2014-09 establishes principles to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. ASU 2014-09 defines a five-step process to achieve this core principle and, in doing so, it is possible more judgment and estimates may be required within the revenue recognition process than are required under existing U.S. GAAP, including identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. ASU 2014-09 is effective using either of two methods: (i) full retrospective application of ASU 2014-09 to each prior reporting period presented with the option to elect certain practical expedients as defined within ASU 2014-09; or (ii) modified retrospective application of ASU 2014-09 with the cumulative effect of initially applying ASU 2014-09 recognized at the date of initial application and providing certain additional disclosures as defined per ASU 2014-09. ASU 2014-09 is effective for annual reporting periods beginning after December 15, 2017, including interim periods within that reporting period.

We adopted the new revenue standard effective January 1, 2018 using the modified retrospective method through a cumulative adjustment to equity.  While we are still in the process of finalizing the impact of adoption of the new revenue standard on our financial statements, we currently believe the most significant change relates to our accounting for our sales of subscription licences for our Quicksilver product, which are arrangements that include term-based QuickSilver software licenses bundled with maintenance and support. Currently, we recognize revenue attributable to these software subscription licenses ratably over the term of the arrangement. The requirement to have vendor-specific-objective-evidence (“VSOE”) for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated under the new standard. Accordingly, under the new standard we will be required to recognize as revenue a portion of the arrangement fees allocated to QuickSilver software license upon delivery. As a result, we anticipate that revenue for these arrangements be recorded in an earlier period than under the existing guidance, resulting in an increase to our opening balance of retained earnings as of January 1, 2018.  In contrast, we expect revenue related to our professional services and cloud offerings for business enterprises, individuals and teams to remain substantially unchanged.  However, there may be select contracts with complexities, which may cause variance in the actual revenue recognized based on the treatment required under the new standard for these arrangements.

Adopting ASU No. 2014-09, Revenue from Contracts with Customers, or the new revenue standard, will involve significant new estimates and judgments related to the estimates of stand-alone selling prices and the allocation of discounts and variable consideration in allocating the transaction price.  We expect that revenue be recognized earlier under the new standard and may have more variability due to new criteria applied in the new accounting methods.

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

We adopted ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the twelve months ended December 31, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits for Federal and state were $2,652,000 and $1,908,000, respectively. However, the net effect was not significant to our Condensed Consolidated Balance Sheets after offset by the related valuation allowance.

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

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2017	2016
Furniture and fixtures	$169	$159
Computer and software	2,169	2,174
Leasehold improvements	179	179
Total property and equipment	2,517	2,512
Less accumulated depreciation and amortization	(2,482)	(2,452)
Property and equipment, net	$35	$60

Depreciation and amortization expense for the years ended December 31, 2017 and 2016 was $32,000 and $41,000, respectively. We retired $6,000 in fully depreciated property and equipment in 2017. There was no retirement in fully depreciated property and equipment in 2016.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2017	2016
Employee benefits	$518	$568
Income tax	25	297
Sales and other taxes	319	158
Commissions and bonuses	224	243
Deferred rent	57	111
Other	515	489
Total accrued expenses	$1,658	$1,866

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2017	2016
Deferred maintenance and unearned revenue	$61	$223
Other	522	511
Total other non-current liabilities	$583	$734

Note 5---Income Taxes

Losses before income taxes as follows (in thousands):

	Years Ended December 31,
	2017	2016
Domestic	$(8,670)	$(7,812)
Foreign	(1,341)	(1,625)
Loss before income taxes	$(10,011)	$(9,437)

The components of benefit/(expense) for income taxes are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Current:
Federal	$123	$-
State	(3)	(4)
Foreign	(8)	(44)
Total current	112	(48)
Deferred:
Federal	(78,619)	(2,583)
State	731	(518)
Foreign	119	58
Total deferred	(77,769)	(3,043)
Valuation allowance	77,769	3,043
Benefit (provision) for income taxes	$112	$(48)

The differences between the benefit/(expense) for income taxes computed at the federal statutory rate of 35% and our actual income tax expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Expected income tax benefit	$3,504	$3,303
Expected state income taxes expense, net of federal tax benefit	470	216
Research and development credit	166	169
Foreign taxes and foreign loss not benefited	(347)	(925)
Change in valuation allowance	77,769	(1,440)
Stock-based compensation	(252)	(78)
True-ups	821	(51)
Unrealized tax benefits	(15)	(7)
Unrealized loss from foreign investments	-	(1,226)
Federal tax rate change	(81,939)	-
Others	(65)	(9)
Benefit (provision) for income taxes	$112	$(48)

On December 22, 2017, the Tax Cuts and Jobs Act of 2017 (the “Act”) was signed into law resulting in significant changes to the Internal Revenue Code. The Act reduces the federal corporate income tax rate from 35% to 21% effective for tax periods beginning after December 31, 2017.  The Act also includes provisions for the elimination of the Alternative Minimum Tax (“AMT”), among other changes.

The provision for income tax benefit was $112,000 for the year ended December 31, 2017, compared to income tax expense $48,000 for the year ended December 31, 2016. The tax benefit for the year ended December 31, 2017 was primarily due to refundable AMT credits that resulted from the repeal of AMT by the Act. The Company has remeasured its deferred tax assets and liabilities based on the rate at which they are expected to reverse in the future which resulted in a decrease of deferred tax assets of $81,939,000.  Because we have a full valuation allowance against our U.S. net deferred tax assets, the Act will not materially impact our balance sheet or statement of operations. The effects of other provisions of the Act are not expected to have a material impact on the Company’s financial statements.

The individual components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2017	2016
Deferred tax assets:
Depreciation and amortization	$45	$72
Accrued, allowance and others	1,866	3,166
Net operating losses	130,003	207,270
Tax credits	9,556	8,731
Total deferred tax assets	141,470	219,239
Less: valuation allowance	(141,470)	(219,239)
Net deferred tax assets	$-	$-

We have provided a full valuation allowance for all of our deferred tax assets as of December 31, 2017 and 2016, due to the uncertainty regarding their future realization. The total valuation allowance decreased $77,769,000 from December 31, 2016 to December 31, 2017.

As of December 31, 2017, we had federal and state net operating loss ("NOL") carryforwards of approximately $586,978,000 and $36,122,000 available to offset future regular and alternative minimum taxable income. Our federal net operating loss carryforwards expire in various years from 2019 through 2037, if not used. The state net operating loss carryforwards expire in various years from 2029 to 2037, if not used.

Due to the projected loss for the year with a full valuation allowance against its deferred tax assets, there is no tax impact for 2017 and 2016. As of December 31, 2017, we had federal and state research and development credit carryforwards of approximately $7,046,000 and $6,196,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2019 through 2037, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss (“NOL”) and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 31, 2017.

We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2017 and 2016 were $3,022,000 and $2,880,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $160,000 and $160,000 as of December 31, 2017 and 2016, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2017 and 2016, respectively, we did not recognize any interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the year ended December 31, 2017 is as follows (in thousands):

Balance at January 1, 2017	$2,880
Additions based on tax provisions related to the current year	150
Additions for tax provisions of prior year	-
Lapse of the statute of limitation	(8)
Balance at December 31, 2017	$3,022

We are subject to taxation in the United States and various foreign jurisdictions. Our tax years 1999 and forward remain open in several jurisdictions due to the NOL carryforward from those tax years.

It is possible that the amount of our liability for unrecognized tax benefits may change within the next 12 months.  However, an estimate of the range of possible changes cannot be made at this time.

Note 6---Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2017 and 2016, respectively.

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

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2017 and 2016. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2019. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2018	563
2019	154
2020 and thereafter	-
Total minimum lease payments	$717

Rent expense for the year ended December 31, 2017, was $1,300,000, same as for the year ended December 31, 2016.

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 7---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2017, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2017, we had reserved 459,268 common shares for future issuance upon the exercise of stock options.

	Year Ended December 31, 2017
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of year	667	$9.12
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(10)	$6.48
Expired	(63)	$15.52
Outstanding at end of year	594	$8.49	5.83	$-
Options exercisable at end of year	529	$8.75	5.67	$-
Options vested and expected to vest at end of year	587	$8.52	0.05	$-

There were no options granted under our stock plans during the year ended December31, 2017. The weighted-average fair market value per share of options granted under our stock option plans during the year ended December 31, 2016 was $2.90.

We granted 15,292 shares of restricted stock to the non-employee members of our Board of Directors during the year ended December 31, 2017 and recorded a stock-based compensation expense of $79,000.  We granted 16,965 shares of restricted stock to the non-employee members of our Board of Directors and Board of Directors’ advisor during the year ended December 31, 2016, and recorded a stock-based compensation expense of $92,000. The restricted stock of our Board of Directors will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2017, total unrecognized compensation cost related to unvested stock options was $769,000, which is expected to be recognized over the remaining weighted-average vesting period of 1 year. During the years ended December 31, 2017 and 2016, we received cash of $79,000 and $192,000, respectively, from employee stock purchases and exercises of stock options.

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

	Years Ended December 31,
	2017	2016
Software licenses	$3,467	$4,227
Consulting services	1,230	1,521
Maintenance	1,660	2,192
Total revenues	$6,357	$7,940

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2017	2016
Americas	$3,019	$3,665
Europe	1,132	1,320
Asia/Pacific	2,206	2,955
Total revenues	$6,357	$7,940

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB). In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $2.3 million and $2.0 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2017 and 2016, respectively. These payments in part covered services rendered outside of the applicable twelve month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with SINA Corporation of which Dr. Pehong Chen, our CEO and largest stockholder, is a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000. We recognized $0 and $46,000 of license revenue related to that contract for the fiscal years 2017 and 2016, respectively.

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to the lower of 100% of their compensation or the IRS annual maximum. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We have funded $57,000 and $61,000 for the year ended December 31, 2017 and 2016, respectively.

Note 11---Subsequent Event

Effective as of March 7, 2018, Peter Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management. In connection with Mr. Chu’s resignation, our founder, Chief Executive Officer and President, Dr. Pehong Chen was appointed as our Interim Chief Financial Officer.

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2017.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2017, was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2017, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2017 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2017 and 2016

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended December 31, 2017 and 2016

Notes to Consolidated Financial Statements

2. Financial Statement Schedule. Attached to this Annual Report on Form 10-K.

Schedule II---Valuation and Qualifying Accounts

3.  Exhibits. The exhibits listed below are filed as part of, or incorporated by reference into, this Annual Report on Form 10-K.

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

10.1(a)	Employee Stock Purchase Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on November 8, 2013 (File No. 333-192224)).
10.2(a)

BroadVision, Inc. Severance Benefit Plan, as amended, effective October 21, 2009 (incorporated by reference to Exhibit 10.1 to the Company's Current Report on Form 8-K filed on October 27, 2009 (File No. 001-34205)).

10.3(a)	2000 Non-Officer Equity Incentive Plan, as amended (incorporated by reference to Exhibit 99.1 to the Company's Registration Statement on Form S-8 filed on October 15, 2003 (File No. 333-109709)).
10.4(a)

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

10.8(a)

Amended and Restated 2006 Equity Incentive Plan, as amended (the "Amended and Restated Plan") (incorporated by reference to Exhibit 99.1 to the Company’s Registration Statement on Form S-8 filed on May 8, 2009 (File No. 333-159075)).

10.9(a)

Form of Restricted Stock Bonus Agreement under the Amended and Restated Plan (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on March 30, 2007 (File No. 000-28252)).

10.10(a)

Form of Option Grant Notice under the Amended and Restated Plan under the Amended and Restated 2006 Equity Incentive Plan (incorporated by reference to Exhibit 99.2 to the Company’s Registration Statement on Form S-8 filed on November 6, 2006 (File No. 333-138461)).

10.11

Lease Agreement, dated April 18, 2012, between the Company and VII PAC SHORES INVESTORS, L.L.C (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on April 20, 2012 (File No. 001-34205)).

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
31.1

Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS	XBRL Instance
101.SCH	XBRLTaxonomy Extension Schema
101.CAL	XBRLTaxonomy Extension Calculation
101.LAB	XBRLTaxonomy Extension Labels
101.PRE	XBRLTaxonomy Extension Presentations
101.DEF	XBRLTaxonomy Extension Definition

(a) Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 2nd day of April, 2018.

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

Signature	Title	Date

/s/ Pehong Chen		April 2, 2018
Pehong Chen	Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ François Stieger		April 2, 2018
François Stieger	Director

/s/ James D. Dixon		April 2, 2018
James D. Dixon	Director

/s/ Robert Lee		April 2, 2018
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2017	$167	$126	$-	$293
Year Ended December 31, 2016	$135	$32	$-	$167

  (1) Represents net charge-offs of specific receivables.