Form 10-K/A
period 2017-12-31
BROADVISION INC
filed 2018-04-27
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

_________________________________

FORM 10-K/A

(Amendment No. 1)

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2017
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34205

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1700 Seaport Blvd, Suite 210
Redwood City, California	94063
(Address of principal executive offices)	(Zip code)
(650) 331-1000 (Registrant's telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:
Title of Each Class Common Stock, $0.0001 par value per share	Name of Exchange on Which Registered The Nasdaq Stock Market LLC (Nasdaq Capital Market)

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

Large accelerated filer ☐ Accelerated filer ☐  Non-accelerated filer ☐  Smaller reporting company ☑  Emerging growth company ☐

1

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of BroadVision, Inc. for the fiscal year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K as well as to update Part I, Item 1 – Business, Part I, Item 1A – Risk Factors and certain of the information included on the cover page of the Original 10-K.

As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), in connection with this Form 10-K/A, the Company’s Chief Executive Officer and Interim Chief Financial Officer is providing Rule 13a-14(a) certifications as included herein. Accordingly, Item 15 of Part IV has also been amended to reflect the filing of these new certifications and to update certain other exhibits.

Except as described above, this Form 10-K/A does not modify or update disclosure in, or exhibits to, the Original 10-K. Furthermore, this Form 10-K/A does not change any previously-reported financial results. Information not affected by this Form 10-K/A remains unchanged and reflects the disclosures made at the time the Original 10-K was filed.

2

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K/A

YEAR ENDED DECEMBER 31, 2017

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

Recent Developments—MyVmoso Network Product Development Initiatives

In 2018, we began working on initiatives to develop and advance a new platform, MyVmoso Network (MVN), a personal digital hub that will utilize our Vmoso platform in conjunction with blockchain technology to act as a bank for consumers’ personal data, as well as provide secure, personalized, persistent, symmetrical engagement channels between consumers and the businesses with which they have relationships. We are developing MVN to provide secure storage for important data such as health records, financial transactions, product purchases and warranties, such that users can trust, unify, manage and monetize their personal data. We are designing MVN to provide:

•	a place for users to communicate with organizations that they deal with on their terms;
•	a platform for businesses to build blockchain-enabled applications for customer engagement;
•	a way for users to monetize their personal data by allowing third parties to use it in exchange for compensation;
•	a consent audit trail for users to keep track of who they have allowed to access their data, for what purpose and for how long; and
•	a toolkit for exercising data-related digital rights.

We will make MVN available to consumers at no charge, and MVN users will be able to receive compensation for various actions in the form of a new cryptocurrency called the My Vmoso Token (MVT) or possibly an existing cryptocurrency. Examples of the types of actions that would entitle a user to receive cryptocurrency tokens from third parties include loading personal profile information, purchasing history and other personal data into the network, allowing a third party to use personal data for a specified purpose, and responding to a third-party product offer or survey. We would be compensated through small transaction fees paid by the third parties.

Blockchain is a continuously growing list of records, called “blocks,” linked together via a “chain,” where each block containing data and timestamp is secured with a cryptographic hash key based on the previous block in the chain, thereby ensuring the security and immutability of its data, including its entire transactional history. A cryptocurrency is a digital asset designed to work as a medium of exchange that uses cryptography to secure its transactions, control the creation of additional units and verify the transfer of assets. The decentralized control of a cryptocurrency works through blockchain technology.

We expect to launch MVN in 2018. We intend to form a new wholly-owned subsidiary, Vmoso, Inc. (VMSO) by the end of the second quarter of 2018 through which we will develop, launch, operate and expand MVN. We have a 25-year history in the web personalization business and a team of approximately 50 employees with experience in building, operating, selling and marketing personalized web applications that we intend to contribute to VMSO for the development of MVN. Since 2008, we have invested over $70 million on research and development, most of which was for our Vmoso platform, and have received two critical U.S. patents related to permission-based content sharing and distributed public/private hybrid cloud architecture, all of which we intend to fully leverage into MVN. For information about some of the risks associated with this new product development initiative, see Part I, Item 1A –Risk Factors—Risks relating to our MVN initiatives.

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

In addition, maintaining sufficient expertise and historical institutional knowledge in our accounting and finance organization is dependent upon retaining existing employees and filling any open positions with experienced personnel in a timely fashion. In particular, in March 2018, Peter Chu resigned as our Chief Financial Officer and we do not yet have a replacement for him. The market for skilled accounting and finance personnel is competitive and we may have continued difficulty in retaining our staff because the region in which we compete consists of many established companies that can offer more lucrative compensation packages. Our inability to staff the department with competent personnel with sufficient training will affect our internal controls over financial reporting to the extent that we may not be able to prevent or detect material misstatements.

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

Cyber-attacks and other malicious Internet-based activity continue to increase generally. If any breach of the security technology embedded in our products or hosted Cloud operations were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce, portal, social networking and enterprise software is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, such as Open SSL, public key cryptography, encryption algorithms RC2 and MD5, digital certificates and HTTPS, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, new hacking methods, security holes in 3rd-party components (such as operating system bugs) or other events or developments could cause a breach of the above measures that we use to protect customer data and identity.

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

Our performance substantially depends on the performance of our management team. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or highly skilled technical and managerial personnel, particularly our founder, Chief Executive Officer, President and Interim Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. In March 2018, Peter Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management. In connection with Mr. Chu’s resignation, Dr. Chen was appointed as our Interim Chief Financial Officer. As a result of this change, Dr. Chen has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business.  Changes in our organization as a result of Mr. Chu’s departure may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we find and integrate a replacement for Dr. Chu, and unless his replacement is able to succeed in the position, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. The loss of the services of our officers or other personnel also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have restructured our operations by reducing our workforce and implementing other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

In addition, new laws and regulations could heighten privacy concerns by requiring businesses to notify online users that the data captured from them while online may be used by marketing entities to direct product messages to them. We are subject to increasing regulation at the federal and state levels relating to online privacy and the use of personal user information. Several states have proposed legislation that would limit the uses of personal user information gathered online. In addition, the U.S. Federal Trade Commission (the “FTC”), has urged Congress to adopt legislation regarding the collection and use of personal identifying information obtained from individuals when accessing web sites. The FTC has settled several proceedings resulting in consent decrees in which Internet companies have been required to establish programs regarding the manner in which personal information is collected from users and provided to third parties. While we adhere to the privacy policies published with our solutions, we could become a party to a similar enforcement proceeding. These regulatory and enforcement efforts could also harm our customers' ability to collect demographic and personal information from users, which could impair the effectiveness of our products.

In addition, the collection and use of personal data in the European Union, presently governed by the provisions of the Data Protection Directive, will be replaced with the General Data Protection Regulation, or GDPR, in May 2018. GDPR will impose several requirements relating to the collection, use, processing and transfer of personal data, such as requirements for using consent or other legal grounds to process personal data, providing information to individuals about how their personal data is used, maintaining adequate security and data protection measures, giving data breach notifications, complying with individuals’ requests to access, correct or delete their personal data and using third party processors of personal data. GDPR will also maintain the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR will introduce substantial potential fines for violations and increase our responsibility and liability in relation to personal data that we process. To comply with the GDPR we may be required to put in place additional technical and administrative measures and controls mechanisms. This may be onerous and adversely affect our business, financial condition, results of operations and prospects.

We may not have adequate back-up systems, and natural or manmade disasters could damage our operations, reduce our revenue and lead to a loss of customers.

We may not have adequate back-up and redundant systems for both customer-used service and internal information technology. A natural or manmade disaster could severely harm our business because our service and operation could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which reside on or near known earthquake fault zones. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, cyber-attacks, acts of terrorism, telecommunications failures and similar events. We also have significantly reduced our workforce since 2000, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

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

Risks related to our MVN initiatives

We have no history operating and managing a platform utilizing blockchain-based technology, which makes it hard to evaluate our ability to generate revenue through operation of such a platform, and at the date of this filing, we have not generated revenue from any blockchain-based products.

We have no history or experience developing or operating a platform utilizing blockchain-based technology, such as MVN, which makes it difficult to evaluate our prospects for success with the MVN initiative. We are likely to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of our limited resources, gaining market acceptance, managing a complex regulatory landscape and developing new products. We are still developing MVN and MVT, we have not generated revenue from any blockchain-based products and we may never generate revenue from MVN, MVT or any blockchain-based product or platform.

Our management has relatively little experience in the blockchain technology industry.

Our management only recently determined to dedicate significant corporate resources and management efforts towards the exploration of, and investment in, utilizing blockchain technology to develop MVN and MVT. Our management has limited experience in the blockchain technology industry.  As a result, our management may be unable to successfully develop, launch, implement and maintain MVN and MVT.

Even if we successfully develop MVN, we may not be able to successfully market and launch MVN, or MVN and MVT may not be widely adopted.

MVN, if successfully developed, may not meet customer or user expectations. Furthermore, despite our efforts to develop and complete the launch of, and subsequently to maintain, MVN and MVT, it is possible that they will experience malfunctions or otherwise fail to be adequately secured and maintained. We may not have or may not be able to obtain the technical skills, expertise, or regulatory approvals needed to successfully develop MVN and MVT and progress them to a successful launch.  In addition, there are significant legal and regulatory considerations that will need to be addressed in order to develop and maintain MVN, and addressing such considerations will require significant time and resources. There can be no assurance that we will be able to develop MVN in such a way that achieves all of the features we anticipate that it will provide, or that the features provided will be sufficient to attract a significant number of users such that MVN and MVT will be widely adopted.   If we are not successful in our efforts to demonstrate to customers and users the utility and value of MVN, there may not be sufficient demand for MVN and MVT, and our business would be materially adversely affected.

MVN and MVT, if successfully developed and launched, may not function properly.

MVN and MVT may not function properly or the technology may not operate as anticipated, which would have a material adverse effect on our plans, operations and financial condition. The technology may malfunction because of internal problems or as a result of cyber-

attacks or external security breaches. Any problems in the functionality of the technology underlying MVN and MVT would have a direct materially adverse effect on our plans and expectations for revenues.

MVN and blockchains on which MVN and its associated cryptocurrency may rely may be the target of malicious cyber-attacks or may contain exploitable flaws in its underlying code, which may result in security breaches and the loss or theft of cryptocurrency tokens or other digital assets. If such attacks occur or security is compromised, this could expose us to liability and reputational harm and could seriously curtail the adoption and utilization of MVN and could result in claims against us. This is a significant risk in light of the importance of consumer trust to MVN’s success.

If we successfully develop and launch MVN and MVT, our software, the software applications and other interfaces or applications upon which they rely, and any software that may be built upon MVN, will be unproven, and there can be no assurances that MVN and the creation, transfer or storage of its associated cryptocurrency will be uninterrupted or fully secure, which may result in impermissible or unauthorized transfers, a complete loss of users’ cryptocurrency tokens or an unwillingness of customers and users to access, adopt and utilize MVN. MVT will be an ERC20-compliant token based on the Ethereum protocol. As such, any malfunction, unintended function, unexpected functioning of or attack on the Ethereum protocol may cause MVT to malfunction or function in an unexpected or unintended manner. Such attacks may come in anticipated forms or unanticipated forms.

We and our subsidiaries are, and MVN, if developed and launched, may be, subject to cyber-attacks, security risks and risks of security breaches. This is an especially significant risk for MVN, since its success is completely dependent on large numbers of consumers placing enough trust in the MVN’s security to store their sensitive personal data on the network. An attack or a breach of security could result in a loss of private data, lost or stolen cryptocurrency tokens and an interruption of functionality or inability to access MVN for an extended period of time. Any such attack or breach could adversely affect our ability to effectively operate MVN, attract new users to MVN and retain existing users of MVN, which could have a material adverse effect on our operations and financial condition. Such an attack may also damage our reputation and any breach of data security that exposes or compromises the security of any of the private digital keys used to authorize or validate transactions within MVN, or that enables any unauthorized person to generate any of the private digital keys, could result in lost or stolen cryptocurrency tokens. The occurrence of any of the foregoing could result in claims against us and us and could have a material adverse effect on us and the holders of our common stock.

The prices of digital assets are extremely volatile. Fluctuations in the price of digital assets could materially and adversely affect our business.

The prices of cryptocurrencies, such as Bitcoin and Ether, and other digital assets have historically been subject to dramatic fluctuations and are highly volatile. A decrease in the price of a single digital asset may cause volatility in the entire digital asset and security token industry. For example, a security breach that affects purchaser or user confidence in Bitcoin or Ether may affect the industry as a whole. This volatility may adversely affect interest in and demand for MVN, which would materially adversely affect our business.

The value of existing blockchain assets such as Bitcoin and Ether has historically been subject to significant volatility. The market price of our common stock could be subject to similar volatility if the value of our business and common stock is viewed as being linked to the price and value of certain cryptocurrencies and blockchain assets.

Market prices for publicly traded common stock such as our common stock often are subject to arbitrary pricing factors that are not necessarily directly associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or corporate events such as new product introductions, entry into major contracts or achievement of other corporate milestones.  As we develop, launch and implement MVN, the market price of shares of our common stock may be influenced by investors’ perception of and speculative expectations regarding existing blockchain assets such as Bitcoin and Ether as well as future anticipated adoption or appreciation in value of cryptocurrencies, such as MVT, or overall growth in and demand for blockchain-based technologies, factors over which the Company has little or no influence or control.  If investors view our business and the value of our common stock as dependent upon or linked to the value or growth of cryptocurrencies generally or blockchain assets, the price of such cryptocurrencies or blockchain asset may influence significantly the market price of shares of our common stock.  The prices of blockchain assets such as Bitcoin have historically been subject to dramatic fluctuations and are highly volatile which may cause the market price of market price of our common stock to experience significant volatility.

The market price of shares of our common stock may also be subject to speculative forces—both positive and negative --following announcement of our intent to develop MVN due to the  highly speculative investment environment currently surrounding blockchain technologies and cryptocurrencies.  Growth in mainstream media coverage has resulted in investors that were previously unfamiliar with the cryptocurrency markets and digital assets now seeking out investment opportunities in these areas.  With few or limited public company options for investment exposure to blockchain technologies or cryptocurrencies, interest in our common stock may be unusually high for a period of time, and our common stock price may continue to be volatile as we provide updates on the development, launch and implementation of MVN.  If blockchain technology development or acceptance slows or is subject to unfavorable media coverage or investor sentiment, if the trading prices of cryptocurrency decrease or if we are unable to successfully develop and launch MVN and MVT in a timely way, the trading price of our common stock may decrease dramatically. When significant stock price volatility occurs, particularly when accompanied by signs of speculative trading, it is not uncommon for the Securities and Exchange Commission or other regulatory or self-regulatory authorities to investigate the circumstances, which can be costly and divert the attention of senior management from the management of normal business operations.

The regulatory regime governing blockchain technologies, cryptocurrencies, digital assets, MVN and distribution and utilization of digital assets such as MVT is uncertain, and new regulations or policies may materially adversely affect the development and the value of MVN and MVT.

        The regulation of blockchain technologies and platforms like MVN, cryptocurrencies and other digital assets and cryptocurrency exchanges is currently undeveloped and uncertain and likely to rapidly evolve as government agencies take action to regulate and monitor them. Regulation also varies significantly among international, federal, state and local jurisdictions and is subject to significant uncertainty.

Various legislative and executive bodies in the United States and in other countries may in the future adopt laws, regulations, or guidance, or take other actions, which may severely impact the operability of MVN and permissibility of cryptocurrencies generally and the technology behind them or the means of transaction or in transferring them. Failure by us to comply with any laws, rules and regulations, some of which may not exist yet or are subject to interpretation and may be subject to change, could result in a variety of adverse consequences, including civil penalties and fines.

        Blockchain-based networks and distributed ledger technologies also face an uncertain regulatory landscape in many foreign jurisdictions such as the European Union, China and Russia. Various foreign jurisdictions may, in the near future, adopt laws, regulations or directives that may conflict with those of the United States or may directly and negatively impact our business. The effect of any future regulatory change is impossible to predict, but such change could be substantial and materially adverse to our business.

The further development and acceptance of blockchain networks, which represent a new and rapidly changing industry, are subject to a variety of factors that are difficult to evaluate. The slowing or stopping of the development or acceptance of blockchain networks and blockchain assets would have a material adverse effect on our business plans and could have a material adverse effect on us.

       The growth of the blockchain industry in general, as well as the blockchain networks on which MVN will rely, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency and cryptosecurity industries, as well as blockchain networks, include uncertainty regarding:

·	worldwide growth in the adoption and use of cryptocurrencies, and other blockchain technologies;
·

government and quasi-government regulation of cryptocurrencies  and other blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

·	the maintenance and development of the open-source software protocol of the blockchain networks;
·	changes in consumer demographics and public tastes and preferences;
·	the availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using traditional currencies or existing networks;
·	general economic conditions and the regulatory environment relating to cryptocurrencies; and
·	The popularity or acceptance of Bitcoin or other blockchain-based tokens.

   The cryptocurrency and cryptosecurities industries as a whole have been characterized by rapid changes and innovations and are continually evolving. Although blockchain networks and blockchain assets have  experienced significant growth in recent years, the slowing or stopping of the development, general acceptance and adoption and usage of these networks and assets may materially adversely affect our business plans and results of operations.

The development and operation of MVN and MVT may require us to in-license technology and intellectual property rights.

    Our ability to develop and operate MVN and MVT may depend on technology and intellectual property rights that we may license from unaffiliated third parties. If for any reason we were to fail to obtain or develop the technology and intellectual property that MVN or MVT requires or fail to comply with our obligations under any material license agreement, MVN might be unable to operate effectively, which would have a material adverse effect on our operations and financial condition and could have a material adverse effect on us.

MVN may face substantial competition from a number of known and unknown competitors. Alternative networks may be established that compete with or are more widely used than MVN.

It is possible that alternative networks or technologies could be established that utilize the same or similar open source code and protocol underlying MVN and attempt to facilitate services that are materially similar to the services and feature that we intend to make available on MVN. Additionally, existing technologies that do not rely on blockchain technologies may perform better or be more trusted by consumers than MVN.  Competition with new and existing alternatives to MVN could negatively impact the success and adoption of MVN and MVT.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth information about our directors. The respective age of each individual in the table below is as of the date of this report:

Name	Age	Position
Pehong Chen	60	Chairman, President, Chief Executive Officer and Interim Chief Financial Officer
James D. Dixon(1)(2)	74	Director
Robert Lee(1)(2)(3)	69	Director
François Stieger(1)(3)	68	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

The following sets forth biographical information with respect to our directors:

Pehong Chen has served as our Chairman of the Board, Chief Executive Officer and President since our incorporation in May 1993, and as our Interim Chief Financial Officer since Peter Chu’s resignation in March 2018. Dr. Chen also served as our Interim Chief Financial Officer during the period between William Meyer’s departure in June 2006 and Shin-Yuan Tzou’s appointment as Chief Financial Officer in January 2008.  From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, Inc., a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of Gain Technology, Inc., a provider of multimedia applications development systems, which was acquired by Sybase, Inc. Dr. Chen served on the board of directors of Sina Corporation from March 1999 through December 2015.  Dr. Chen currently serves on the board of directors of Weibo Corporation, which he joined in January 2016. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.  We believe Dr. Chen’s qualifications to sit on our Board of Directors include his decades of experience in the technology industry, including as our founder, and our Chairman, President and Chief Executive Officer for the past 20 years.  The Committee believes that Dr. Chen’s extensive experience with the Company brings necessary historical knowledge, industry experience and continuity to the board.

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

Robert Lee has served as one of our directors since August 2004. Mr. Lee was a corporate Executive Vice President and President of Business Communications Services at Pacific Bell, where he established two new subsidiaries: Pacific Bell Internet Services and Pacific Bell Network Integration. During his 26 year career at Pacific Bell, Mr. Lee managed groups in operations, sales and marketing. Mr. Lee served as Executive Vice President of Marketing and Sales from 1987 to 1992. Mr. Lee previously served on the board of directors of Corinthian Colleges, which operates as a post-secondary education company in North America, and Blue Shield of California, which provides health insurance to members in California.  Mr. Lee also previously served on the board of directors of Web.com, a provider of online marketing services for small businesses, from April 1999 until September 2007 and Netopia, a provider of voice and data solutions, from November 2001 until February 2007. Mr. Lee holds a B.S. in Electrical Engineering from the University of Southern California and an M.B.A. from the University of California at Berkeley.  The Company believes that Mr. Lee’s extensive operations, sales and marketing expertise make him a valuable member of the board.  His executive experience, along with his experience serving on other boards and his historical knowledge of our company, give him the qualifications and skills to serve as a director.

François Stieger has served as one of our directors since August 2006. Mr. Stieger has served as CEO and as a board member of Panoptic Sarl, located in Switzerland, since March 2016. Mr. Stieger served as Vice President EMEA at Typesafe Switzerland LLC from October 2012 until March 2016. From January 2006 until October 2012, Mr. Stieger led Intentional Software’s international group as CEO of Intentional Software International Sarl. From April 2003 until January 2006, Mr. Stieger was senior vice president and general manager for Europe, Middle East and Africa for Verisign, the leading provider of critical infrastructure security services for the Internet and telecommunication markets. Mr. Stieger was responsible for Verisign’s business throughout that region. Prior to joining Verisign, Mr. Stieger was a partner of Amadeus Capital, a leading European venture capital firm based in London. Mr. Stieger served as our Director, Worldwide Marketing Organization, from 1996 to 2001.  While serving in that capacity, in 1996, he established our European operations. Under his management through mid-2001, these operations grew to more than 400 employees and US$104 million annual revenues. He was also personally involved in our initial public offering in June 1996, and our public offering on the Neuer Markt in Frankfurt in November 1999. From 1987-1992, as vice president, Mr. Stieger established and managed operations of Oracle Corporation for southern and central Europe. Mr. Stieger is a graduate of the University of Strasbourg’s Institute of Technology.  Mr. Steiger’s experience as an executive of several international technology companies provides the board with a global perspective.  Additionally, his experiences as a former Company executive provide him with a deep understanding of the Company that we believe to be valuable to the board.

EXECUTIVE OFFICERS

The following table sets forth information about our current executive officer. The respective age of the individual in the table below is as of the date of this report:

Name	Age	Position
Pehong Chen	60	Chairman, President, Chief Executive Officer, and Interim Chief Financial Officer

The biography for Dr. Chen appears earlier under the heading “Directors”:

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2017 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR FISCAL 2017 AND 2016

The following table shows for the fiscal years ended December 31, 2017 and 2016, compensation paid to, or earned by, Dr. Pehong Chen, our Chief Executive Officer, President and Interim Chief Financial Officer, and Peter Chu, our former Chief Financial Officer and Vice President of Strategy and Product Management (the “Named Executive Officers”). Mr. Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management in March 2018.

We do not consider any officer or other employee of the Company or any subsidiary of the Company to be an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Pehong Chen, CEO, President and Interim CFO	2017	$350,000	$–	$–		$–	$–	$–	$2,000	$352,000
	2016	$350,000	$–	$–		$–	$–	$–	$2,000	$352,000
Peter Chu, Former CFO and VP of Strategy and Product Management	2017	$200,000	$9,500 (3)	$–		$–	$–	$–	$2,000	$211,500
	2016	$200,000	$11,450(3)	$–	$		$–	$–	$2,000	$214,103

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

(2)	Represents discretionary matching contributions under our 401(k) plan of $2,000 for each of Dr. Chen and Mr. Chu in each of 2016 and 2017.
(3)	Represents discretionary cash bonuses based on Mr. Chu’s performance in the specified years.

Employment, Severance and Change in Control

Each Named Executive Officer serves or served at the discretion of our Board of Directors. Our Named Executive Officers are or were at-will employees and have not entered into written employment contracts with the Company. In connection with our employment practices, each executive officer is entitled to participate in our Amended and Restated 2006 Equity Incentive Plan (“2006 Equity Incentive Plan”) and to the benefits offered to other similarly situated employees as established by our Board of Directors from time to time.

Dr. Pehong Chen

Dr. Chen founded the Company in 1993 and has been our President and Chief Executive Officer since our founding. His base salary was set at $350,000 in 2002 and has not been increased or decreased since that time. In each of fiscal year 2016 and fiscal year 2017 the compensation committee decided not to change the base salary for Dr. Chen. Although we have been successful in controlling our expenses (which have been reduced through conscientious expense management and non-essential employee layoffs), the compensation committee did not feel that an increase in base salary or the grant of a stock or option award to Dr. Chen was appropriate given our operating performance. Additionally, the compensation committee has believed that a change in Dr. Chen’s base salary or equity award is unnecessary to appropriately incentivize Dr. Chen, as his 32.3% ownership of the Company’s common stock adequately incentivizes Dr. Chen to maximize stockholder value. The decisions with regard to Dr. Chen’s salary were not based in any material respect on a comparison to a peer group.

Mr. Peter Chu

Mr. Chu joined the Company in October 2011 as Vice President of Strategy and Product Management. His initial base salary was set at $168,000 and he was eligible to receive a discretionary bonus of up to $40,000 a year based on a mixture of company and personal goals agreed upon by Mr. Chu and Dr. Chen on an annual basis.  Each quarter, Dr. Chen determined the percentage of goals attained by Mr. Chu during the quarter and calculated the dollar value of the portion of the discretionary bonus to be paid for the quarter.  Mr. Chu held the position of Chief Financial Officer and Vice President of Strategy and Product Management at the Company from July 2014 until his resignation in March 2018. In this role, Mr. Chu served as the Company’s principal financial and accounting officer. On July 1, 2014, in connection with his role, Mr. Chu’s annual salary was increased to $180,000 and he was eligible to receive an annual discretionary bonus of up to $20,000.  In February 2015, at Dr. Chen’s request, the compensation committee approved an increase in Mr. Chu’s annual salary to $200,000 and a discretionary bonus of up to $20,000.

Stock Awards and Option Awards

Neither Dr. Chen nor Mr. Chu received any stock awards or option grants in fiscal years 2016 or 2017.

Perquisites

We maintain a 401(k) plan for our employees. Our Named Executive Officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan provides that each participant may defer eligible compensation subject to the statutory limit, which was $18,000 for each of calendar years 2016 and 2017. Participants that are 50 years or older can also make "catch-up" contributions, which for each of calendar years 2016 and 2017 was up to an additional $6,000, above the statutory limit. We also have a discretionary matching contribution feature for all employees participating in the 401(k) plan, including our Named Executive Officers. Discretionary matching contributions were made in January 2017 for the 2016 401(k) plan year and in January 2018 for the 2017 401(k) plan year. Each employee who participated in the 401(k) plan received up to a maximum of $2,000 in matching contributions provided that such employee was still employed by the Company as of the end of the applicable 401(k) plan year. Employees are immediately and fully vested in both their contributions and our matching contributions.  As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

Our health and insurance plans for our Named Executive Officers are the same plans that we provide to all employees. As with our other employees, our Named Executive Officers pay 20% of the health insurance premium due under each executive’s respective health plans. We do not provide other perquisites such as life insurance premiums, country club memberships, use of jet aircraft, limousine service, estate or financial planning services to our Named Executive Officers. We do not provide pension arrangements or post-retirement health coverage for our executives, except in connection with the Severance Benefit Plan which is described below.

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2017

The following table shows, for the fiscal year ended December 31, 2017, certain information regarding outstanding equity awards at fiscal year-end for our Named Executive Officers. Dr. Chen, our Chief Executive Officer, President and Interim Chief Financial Officer, did not hold any outstanding equity awards at December 31, 2017:

	Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#) (1)	Option Exercise Price ($)	Option Expiration Date(6)		Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
Peter Chu	13,000	0	–	$9.96	10/19/2021	(2)	–	–	–	–
	14,000	0	–	$9.45	9/18/2023	(3)	–	–	–	–
	10,500	1,500	–	$9.94	6/18/2024	(4)	–	–	–	–
	9,000	3,000	–	$6.01	12/17/2024	(5)	–	–	–	–

(1)	All our options were granted pursuant to our 2006 Equity Incentive Plan and are subject to time-based vesting.
(2)	The option was granted on October 19, 2011 and has a 10 year term. The option vests monthly over 48 consecutive months and was fully vested on October 19, 2015.
(3)	The option was granted on September 18, 2013 and has a 10 year term. The option vests monthly over 48 consecutive months and was fully vested on September 18, 2017.
(4)

The option was granted on June 18, 2014 and has a 10 year term. The option vests monthly over 48 consecutive months and would have been fully vested on June 18, 2018, subject to the participant’s continuous service as of each vesting date. However, Mr. Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management in March 2018.

(5)

The option was granted on December 17, 2014 and has a 10 year term. The option vests monthly over 48 consecutive months and would have been fully vested on December 17, 2018, subject to the participant’s continuous service as of each vesting date. However, Mr. Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management in March 2018.

(6)

Mr. Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management in March 2018. Pursuant to the terms of the option agreements governing his option grants, as a result of his resignation, Mr. Chu’s options will generally expire three months after the date of his resignation.

PAYMENTS UNDER SEVERANCE BENEFIT PLAN

Severance Benefit Plan

On March 26, 2007, our Board approved our Severance Benefit Plan (the “Severance Plan”) for certain of our eligible employees.  The Severance Plan was amended on October 21, 2009 to alter the benefits accrual and caps on such accrual under the Severance Plan for certain eligible employees of the Company.  The Severance Plan provides for the payment of certain benefits to employees if (i) the employee has been continuously employed by our company for a period of one year or more; (ii) if we terminate the employee’s employment pursuant to (a) an involuntary termination without cause or (b) constructive termination within one month prior to or 24 months following a change of control; and (iii) we notify the employee in writing that he or she is eligible for participation in the Severance Plan. We, in our sole discretion, will determine whether employees are “eligible employees.” Dr. Chen currently participates in the Severance Plan.

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

Under the Severance Plan, because Dr. Chen is our Chief Executive Officer and Interim Chief Financial Officer, if Dr. Chen experiences an involuntary termination without cause that is not in connection with a change of control, Dr. Chen’s severance will consist of (i) payment of twelve months of his base salary and (ii) payment of the same portion of the premiums for continued medical and any other applicable health insurance coverage under COBRA as the Company paid prior to such termination for twelve months.

Change of Control

There are three categories of eligible employees covered in a change of control situation: Level I, Level II and Level III as hereinafter defined. Level I eligible employees are defined as those Company Executive Officers designated by the Compensation Committee as Level I eligible employees. Level II eligible employees are defined as those Non-Executive Company Officers who report directly to the Chief Executive Officer and who are designated by the Chief Executive Officer as Level II eligible employees. Level III eligible employees are defined as those Non-Executive Company Officers and Department Managers who report either directly to the Chief Executive Officer or to Level II eligible employees and who are designated by the Chief Executive Officer as Level III eligible employees.  Dr. Chen is a Level I Eligible Employee and Mr. Chu was a Level III Eligible Employee.

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

DIRECTOR COMPENSATION FOR FISCAL 2017

The following table shows for the fiscal year ended December 31, 2017 certain information with respect to the compensation of all non-employee directors of the Company:

Name(1)	Fees Earned or Paid in Cash ($)	Stock Awards ($)(2)(3)	Option Awards ($)(3)	Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
James Dixon	$-	$24,999	$-	$-	$-	$-	$24,999
Robert Lee	$-	$19,996	$-	$-	$-	$-	$19,996
François Stieger	$-	$19,996	$-	$-	$-	$-	$19,996

(1)

Dr. Chen is not included in this table because, as our employee, he did not earn any additional compensation for his services as a director.  The compensation earned by Dr. Chen as our employee is shown in the Summary Compensation Table above.

(2)

The amounts reflect the grant date fair value of the stock awards granted in the 2017 fiscal year, as calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our directors.

(3)	The aggregate number of stock awards and stock option awards for each non-employee director that were outstanding at December 31, 2017 are as follows:

Name	Number of Shares Subject to Outstanding Restricted Stock Awards (#)	Number of Shares Subject to Outstanding Options (#)
James Dixon	2,940	-
Robert Lee	2,352	-
François Stieger	2,352	800

Overview of Director Compensation and Procedures

We compensate non-employee members of our Board of Directors through grants of restricted Common Stock. We do not pay our non-employee directors any cash remuneration other than reimbursement of travel expenses and de minimus items.

Pursuant to the 2006 Equity Incentive Plan, in 2017 each non-employee director was granted restricted Common Stock in an amount equal to $20,000 ($25,000, in the case of the individual serving as the audit committee chairman as of immediately following the Annual Meeting) divided by the last trading price of the Company’s Common Stock on the trading day immediately prior to the date of the annual meeting of stockholders as quoted on the principal trading market for the Common Stock. Each such grant vests over a one-year period measured from the date of the Annual Meeting, with one quarter of the shares included in each such grant vesting on each of the dates that are three months, six months, nine months and twelve months from the Annual Meeting, so long as the recipient continues to serve as a member of the Company’s board. These restricted shares are granted at 100% of the fair market value of the Common Stock on the date of grant. The annual grants are discretionary and are granted upon action by our Board of Directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to shares of our Common Stock that may be issued under our equity compensation plans in effect as of December 31, 2017:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	594,206(2)	$8.49	529,403 (4)
Equity compensation plans not approved by security holders (3)	--	--	72,625
Total	594,206	$8.49	602,028

(1)	Consists of our Employee Stock Purchase Plan and our 2006 Equity Incentive Plan.

(2)	Consists of 594,206 shares issuable upon exercise of options outstanding under our 2006 Equity Incentive Plan as of December 31, 2017.
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

(4)

Includes 70,135 shares authorized for future issuance under our Employee Stock Purchase Plan as of December 31, 2017 and 459,268 shares of our Common Stock reserved for future issuance under our 2006 Equity Incentive Plan. On each January 1 through and including January 1, 2019, the number of authorized shares under our 2006 Equity Incentive Plan is automatically increased by the lesser of (i) four percent of the total number of outstanding shares of our Common Stock immediately prior to the increase and (ii) a number of shares such that, following the increase, the total number of shares that have been reserved for issuance under the 2006 Equity Incentive Plan equals 25% of the total number of outstanding shares of our Common Stock and (iii) a number of shares such that, following the increase, the total number of shares available for future issuance under the 2006 Equity Incentive Plan and not subject to outstanding stock awards equals 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of April 10, 2017 by: (a) each current director; (b) each of our Named Executive Officers; (c) all of our current executive officers and directors as a group; and (d) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our Common Stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
5% Stockholders:
Honu Holdings, LLC (2)	1,380,000	27.6%
ESW Capital, LLC (3)	964,438	19.3%
Marlin Capital Investments(4)	352,344	7.1%
Named Executive Officers and Directors:
Pehong Chen (5)	1,614,999	32.3%
James D. Dixon (6)	28,347	*
Robert Lee (7)	22,336	*
François Stieger (8)	21,376	*
Peter Chu (9)	56,874	*
All Current Directors and Executive Officers as a group (5 persons)(10)	1,743,932	34.9%

*Less than one percent

(1)This table is based upon information supplied by officers, directors and principal stockholders, Schedules 13D and 13G and Form 4s filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on  4,996,779 shares outstanding as of April 10, 2018, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the named individuals is c/o BroadVision, Inc., 1700 Seaport Blvd., Suite 210, Redwood City, California 94063.

(2)Dr. Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer is the sole member of Honu Holdings, LLC and has sole voting and dispositive power over the reported shares. The address of Honu Holdings, LLC is 1700 Seaport Blvd., Suite 210, Redwood City, California 94063.

(3)This information is derived solely from the Form 4 of ESW Capital, LLC, filed on May 16, 2016. The Form 4 reported that, as of May 12, 2016, Joseph Liemandt, the sole voting member of ESW Capital, LLC had sole voting and dispositive power with respect to all of the reported shares. The Form 4 further states that Mr. Liemandt disclaims beneficial ownership of the shares held by ESW Capital, LLC, except to the extent of his pecuniary interest therein. The address for each of ESW Capital, LLC and Joseph A. Liemandt is 401 Congress Avenue, Suite 2650, Austin, Texas 78701.

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

(6)Includes 1,470 shares subject to the vesting of restricted stock awards.

(7)Includes 41 shares held in trust by Mr. Lee and his wife for their benefit and 1,176 shares subject to the vesting of restricted stock awards.

(8)Includes 800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 10, 2018 and 1,176 shares subject to the vesting of restricted stock awards.

(9)Includes 49,000 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 10, 2018. Mr. Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management in March 2018.

(10)Includes 49,800 shares of Common Stock issuable upon the exercise of stock options exercisable within 60 days of April 10, 2018 and 3,822shares subject to the vesting of restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Except as set forth below, since January 1, 2016, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 or 1% of the average of the Company’s total assets at the end of the last two completed fiscal years and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than as described below. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Chen, our Chairman, President,  Chief Executive Officer, Interim Chief Financial Officer  and largest stockholder, and in which our former Chief Financial Officer, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under the BVD Operating Agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will nolonger have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have made cumulative capital investments of approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016, In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future.. We made aggregate payments to BVOD of $2.3 million and $2.0 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2017 and 2016, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

In April 2015, we executed a renewal contract with a SINA Corporation of which Dr. Pehong Chen, our Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder, was a board member through December 2015, pursuant to which we provided HR information management hosting service, including software subscription, system upgrade and technical support, to SINA Corporation. The total license revenue that we were entitled to receive under that contract through its expiration in March 2016 was $184,000.  We recognized $46,000 of license revenue in  fiscal year 2016 related to the contract.

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

Independence of the Board of Directors

As required under Nasdaq listing standards, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by the board of directors. Consistent with these considerations, after review of all relevant identified transactions or relationships between each director, or any of his family members, and us, our senior management and our independent registered public accounting firm, the Board affirmatively has determined that all of current directors are independent directors within the meaning of the applicable Nasdaq listing standards other than Dr. Chen, our Chairman, Chief Executive Officer, President, Interim Chief Financial Officer and largest stockholder.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents aggregate fees billed to us by OUM, our principal accountant for the years ended December 31, 2017 and 2016. All fees described were pre-approved by the Audit Committee.

Audit Fees. Audit fees billed were $215,707 for the year ended December 31, 2017 and $233,189 for the year ended December 31, 2016. The fees were for professional services rendered for the audit of our consolidated financial statements as of December 31, 2017, and the audit of our consolidated financial statements as of December 31, 2016, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

Audit-Related Fees. No audit-related fees were billed in the years ended December 31, 2017 and December 31, 2016.

Tax Fees. No tax fees were billed for the years ended December 31, 2017 and 2016.

Other Fees. There were no other fees billed in the years ended December 31, 2017 and 2016.

The Audit Committee has determined that the rendering of certain services other than audit services by OUM is compatible with maintaining the principal accountant’s independence, although no such services were provided in the years ended December 31, 2017 and 2016.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. All of the fees for the fiscal years ended December 31, 2017 and 2016 set forth above were preapproved by the Audit Committee.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) The exhibits listed below are filed as part of, or incorporated by reference into, this Form 10-K/A.

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).
23.1

Consent of OUM & Co. LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).
31.1

Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).

101.INS	XBRL Instance (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).
101.SCH	XBRLTaxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).

101.CAL	XBRLTaxonomy Extension Calculation (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).
101.LAB	XBRLTaxonomy Extension Labels (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).
101.PRE	XBRLTaxonomy Extension Presentations (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).
101.DEF	XBRLTaxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed on April 2, 2018 (File No. 001-34205)).

+ Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 27th day of April 2018.

BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pehong Chen		April 27, 2018
Pehong Chen	Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

*		April 27, 2018
François Stieger	Director

*		April 27, 2018
James D. Dixon	Director

*		April 27, 2018
Robert Lee	Director

* By:	/s/ Pehong Chen

Pehong Chen
As Attorney-in-Fact