Form 10-Q
period 2018-03-31
BROADVISION INC
filed 2018-05-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer (do not check if a smaller reporting company) ☐
Smaller reporting company ☑	Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of April 20, 2018, the registrant had 4,996,779 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2018	2017
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$6,896	$8,560
Short-term investments	1,000	1,000
Accounts receivable, net of reserves of $227 and $293 as of March 31, 2018 and December 31, 2017, respectively	718	1,193
Prepaids and other	1,149	983
Total current assets	9,763	11,736
Property and equipment, net	32	35
Other assets	222	208
Total assets	$10,017	$11,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$382	$434
Accrued expenses	1,327	1,658
Unearned revenue	693	1,187
Deferred maintenance	691	808
Total current liabilities	3,093	4,087
Other non-current liabilities	553	583
Total liabilities	3,646	4,670
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,997 and 4,995 shares issued and outstanding as of March 31, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	1,271,716	1,271,585
Accumulated other comprehensive loss	(1,740)	(1,558)
Accumulated deficit	(1,263,605)	(1,262,718)
Total stockholders’ equity	6,371	7,309
Total liabilities and stockholders’ equity	$10,017	$11,979

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Software licenses	$925	$889
Services	678	919
Total revenues	1,603	1,808
Cost of revenues:
Cost of software revenues	33	53
Cost of services	550	796
Total cost of revenues	583	849
Gross profit	1,020	959
Operating expenses:
Research and development	1,403	1,679
Sales and marketing	566	957
General and administrative	741	1,064
Total operating expenses	2,710	3,700
Operating loss	(1,690)	(2,741)
Interest income, net	16	23
Other income, net	183	132
Loss before provision for income taxes	(1,491)	(2,586)
Provision for income taxes	(1)	(12)
Net loss	(1,492)	(2,598)
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(182)	(76)
Comprehensive loss	$(1,674)	$(2,674)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(0.30)	$(0.52)
Shares used in computing:
Weighted average shares, basic and diluted	$4,995	$4,958

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(1,492)	$(2,598)
Depreciation and amortization	6	8
Stock-based compensation	126	236
Provision for accounts receivable reserves	(70)	36
Accumulated effect for accounting changes	605	-
Changes in operating assets and liabilities:
Accounts receivable	545	(647)
Prepaids and other	(166)	(204)
Other non-current assets	(14)	(1)
Accounts payable and accrued expenses	(383)	246
Unearned revenue and deferred maintenance	(611)	597
Other noncurrent liabilities	(30)	177
Net cash used for operating activities	(1,484)	(2,150)
Cash flows from investing activities:
Purchase of property and equipment	(3)	(1)
Purchase of short-term investments	-	(3,485)
Maturities of short-term investments	-	6,180
Net cash (used for) provided by investing activities	(3)	2,694
Cash flows from financing activities:
Proceeds from issuance of common stock, net	5	31
Net cash provided by financing activities	5	31
Effect of exchange rates on cash and cash equivalents	(182)	(76)
Net (decrease) increase in cash and cash equivalents	(1,664)	499
Cash and cash equivalents at beginning of period	8,560	11,730
Cash and cash equivalents at end of period	$6,896	$12,229

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

On January 1, 2018, we adopted a new revenue recognition standard, Revenue from Contracts with Customers (Topic 606), which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014. See Recent Accounting Pronouncements included below in this Note 1 for additional discussion of our accounting changes related to our adoption of this standard..  There have been no other material changes in our critical accounting policies, estimates and judgments during the three-month period ended March 31, 2018 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2018 and March 31, 2017 are unaudited. The Consolidated Balance Sheet at December 31, 2017  has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited condensed consolidated financial statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2017 Annual Report on Form 10-K filed with the SEC on April 2, 2018, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Liquidity

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the quarter ended March 31, 2018, the Company had a net loss of $1.5 million and negative cash flow from operations of $1.5 million, and at March 31, 2018 the Company had working capital of $6.7 million. At March 31, 2018, the Company has cash and cash equivalents of $6.9 million and $1.0 million in short-term investments. The Company has implemented cost reduction plans since the second half of 2017 and expects to reduce its costs of operation by approximately $2 million in 2018 to cover its cash needs through the next twelve months. Management may implement further cost reductions in 2018 and seek financing from third parties as needed to ensure that the Company’s cash, cash equivalents and short-term investments are sufficient to fund its operations for at least the next twelve months from the date of issuance of these condensed consolidated financial statements.

However, further cost reduction may result in voluntary departures of highly skilled technical and managerial personnel, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2018 and 2017 (in thousands):

	Three Months Ended
	March 31,
	2018	2017
Cost of services	$13	$33
Research and development	42	76
Sales and marketing	35	63
General and administrative	36	64
	$126	$236

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the three months ended March 31, 2018 and 2017, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2018	2017
Net loss	$(1,492)	$(2,598)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,995	4,958
Basic and diluted net loss per share	$(0.30)	$(0.52)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. Translation loss was $182,000 and $76,000 for the three months ended March 31, 2018 and 2017 respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2017	$(1,558)
Net change during period	(182)
Balance, March 31, 2018	$(1,740)

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, FASB issued Accounting Standards Update No. 2016-02, Leases (Topic 842) ("ASU 2016-02"), which requires the recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Early application is permitted, and it is required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of adopting this new guidance on its Condensed Consolidated Financial Statements.

Recently adopted accounting pronouncements

In May 2014, the FASB issued a new standard, Revenue from Contracts with Customers (Topic 606).  Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the transition date.  See Note 2 for further details.

In March 2016, FASB issued Accounting Standards Update No. 2016-09, Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting ("ASU 2016-09"), which simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The effective date of the new standard for public companies was for fiscal years beginning after December 15, 2016.

We adopted ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the year ended December 31, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits for Federal and state were $2,652,000 and $1,908,000, respectively. Our excess tax benefits for the three months ended March 31, 2018 were not significant to our Condensed Consolidated Balance Sheets after offset by the related valuation allowance.  We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined,  based upon the uncertainty of realizing such deferred tax assets, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

Note 2. Revenues

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the transition date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. We recorded a net increase of $605,000 to our opening retained earnings balance as of January 1, 2018 due to the cumulative effect of adopting Topic 606.  For the three months ended March 31, 2018, revenue increased by $164,000 as a result of the adoption of Topic 606.

The most significant impact of the new revenue standard relates to our accounting for subscription-based Quicksilver products, which are arrangements that include term-based QuickSilver software licenses bundled with maintenance and support. Under the accounting standards in effect prior to January 1, 2018, we recognized revenue attributable to these software subscription licenses ratably over the term of the arrangement. Under Topic 606, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated.  Accordingly, effective January 1, 2018, we began to recognize a portion of the arrangement fees allocated to QuickSilver software license as revenue upon delivery. As a result, revenues for these QuickSilver arrangements are generally recorded in an earlier period upon the adoption of Topic 606.  In contrast, revenue recognition related to our hosted software products (cloud offerings) and professional services remains substantially unchanged

Our deferred revenue includes unearned revenue and deferred maintenance. The following table shows the reconciliation of our deferred revenues at January 1, 2018, including both current and non-current deferred revenue from what we disclosed in the Form 10-K for the year ended December 31, 2017 and giving effect to our modified retrospective adoption of Topic 606 (in thousands):

Deferred revenues balance at December 31, 2017	$2,056
Cumulative effect of adoption of Topic 606	(605)
Deferred revenues balance at January 1, 2018	$1,451

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Statements of Comprehensive Loss is as follows (in thousands):

	Three months ended March 31, 2018
		Amounts
		without	Effect of
		adoption of	change -
	As reported	Topic 606	higher (lower
Revenue:
Software licenses	$925	$930	$(5)
Services	678	509	169
Total revenue	1,603	1,439	164

Gross profit	1,020	856	164

Operating loss	(1,690)	(1,854)	164

Net loss	$(1,492)	$(1,656)	$164

Basic and diluted net loss per share	$(0.3)	$(0.3)	$(0.0)

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Balance Sheet is as follows:

	Three months ended March 31, 2018
		Amounts
		without	Effect of
		adoption of	change -
	As reported	Topic 606	higher (lower
Assets:
Contract Assets	$-	$-	$-

Liabilities:
Deferred revenues - current	1,384	2,153	(769)
Deferred revenues - non-current	124	124	-

Shareholders' Equity
Accumulated deficit	(1,263,605)	(1,264,374)	769

New Revenue Accounting Policies Upon Adoption of Topic 606

Our revenue consists of fees for licenses of our software products, maintenance, consulting services and training.  Revenue is recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The transaction price is generally in the form of a fixed fee at contract inception without variable considerations. We allocate the transaction price to each distinct performance obligation based on the relative estimated standalone selling prices for each performance obligation. We then look to how control transfers to the customer in order to determine the timing of revenue recognition.

The following is a description of principal activities from which we generate revenue:

Software License Revenues-  Products with Non-Ratably Recognized Revenue

Licenses for software products with non-ratably recognized revenue (such as QuickSilver) provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenues from such software licenses are recognized upfront at the point in time when the software is made available to the customer, which is consistent with the timing of the payments received from the customer.  We do not grant a right of return for these software products.

Software License Revenues – Products with Ratably-Recognized Revenue

These cloud offerings (such as Vmoso, Clearvale and Clear) allow customers to use software over the subscription period without taking possession of the software. Revenue related to these licenses is recognized ratably over the contract period. We receive payments from our customers in advance based on billing schedules established in each contract.  Upfront payments are recorded as deferred revenue and are recognized as revenue as we perform our obligations under these contracts.

Maintenance Revenues

Maintenance revenues, which include revenues that are allocated from software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are recognized ratably over the related agreement period, which time period is generally twelve months.  Customer payments are usually received annually in advance, which are recorded as deferred revenue and are recognized as revenue as we perform our obligations under these agreements.

Consulting Services Revenues

Consulting services revenues and training revenues are recognized as such services are performed based on time and cost incurred. These services are not essential to the functionality of the software. We record reimbursements from our customers for out-of-pocket expenses as an increase to services revenues.

Significant Judgments

Our contracts with customers often include promises to transfer multiple products and services to a customer. Determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment.  Judgment is also required to determine the timing of the recognition, as well as the standalone selling price for each distinct performance obligation. In instances where the standalone selling price is not directly observable, such as when we do not sell the product or service separately, we determine such standalone selling price using information that may include market conditions and other observable inputs.

Practical Expedients and Exemptions

We generally expense sales commissions when incurred because the amortization period would have been one year or less. These costs are recorded within sales and marketing expenses.

Disaggregation of revenues

The following table provides information about disaggregated revenue by geographical region, major product line and timing of revenue recognition (in thousands):

	Three months ended March 31, 2018
	Software	Software
	Licenses -	Licenses -		Professional
Geographical region:	Non Hosted	Hosted	Maintenance	Services	Total
Americas	$486	$50	$200	$13	$749
Europe	70	32	191	43	336
Asia/Pacific	-	287	48	183	518
Total revenues	$556	$369	$439	$239	$1,603

	Three months ended March 31, 2018
	Software	Software
	Licenses -	Licenses -		Professional
Timing of revenue recognition:	Non Hosted	Hosted	Maintenance	Services	Total
Transferred at a point in time	$556	$-	$-	$-	$556
Transferred over time	-	369	439	239	1,047
Total revenues	$556	$369	$439	$239	$1,603

Contract balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

	Three months ended March 31, 2018
	Balance at			Balance at
	beginning			end
	of period	Increases	Decreases	of period

Receivables	$1,193	$1,259	$1,734	$718
Contract assets - current	-	34	-	34
Contract assets - non-current	-	-	-	-
Deferred revenues including current and non-current	1,451	1,420	1,363	1,508

We receive payments from customers based upon contractual billing schedules; accounts receivables are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract, which is generally within a year. Increases  to deferred revenues were mainly a result of additional upfront payments received during the period, whereas decreases  to deferred revenues were due to performance obligations satisfied.

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses at March 31, 2018 and December 31, 2017 consisted of the following (in thou\sands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Employee benefits	$531	$518
Income tax	26	25
Sales and other taxes	296	319
Commissions and bonuses	127	224
Deferred rent	27	57
Other	320	515
Total accrued expenses	$1,327	$1,658

 Other non-current liabilities  at March 31, 2018 and December 31, 2017 consisted of the following (in thousands):

	March 31,	December 31,
	2018	2017
	(unaudited)
Deferred maintenance and unearned revenue	$124	$61
Other	429	522
Total other non-current liabilities	$553	$583

Note 4.  Fair Value of Financial Instruments

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of March 31, 2018 (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$5,088	$5,088	$-	$-
Money market funds	1,808	1,808	-	-
Total cash and cash equivalents	$6,896	$6,896	$-	$-
Fixed income securities
Corporate bonds - industrial	1,000	-	1,000	-
Total fixed income securities	$1,000	$-	$1,000	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2018 and December 31, 2017, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2018 and December 31, 2017 respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2018 or December 31, 2017. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of March 31, 2018 (in thousands) is as follows:

Years ending March 31,	Operating lease

2018 (nine months)	377
2019	247
2020	45
2021 and thereafter	-
Total minimum lease payments	$669

Note 6. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2018		2017
Software licenses	$		$
Non-hosted licenses		556		592
Hosted licenses		369		297
Services
Maintenance		439		476
Consulting services		239		443
Total revenues		$1,603		$1,808

We currently operate in three primary geographical territories: North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2018	2017
Americas	$749	$840
Europe	336	308
Asia/Pacific	518	660
Total revenues	$1,603	$1,808

For the three months ended March 31, 2018, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 10% of our revenues.  For the three months ended March 31, 2017, IRCTC accounted for 13% of our revenues and NTTCC accounted for 11% of our revenues.

Note 7. Related Party Transactions

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder and in which our former Chief Financial Officer, Peter Chu holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “capital transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $500,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $500,000 and $550,000 (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the three months ended March 31, 2018 and 2017, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

We generate revenues from fees for licenses or access and use of our software products and related maintenance, consulting services and customer training. We generally charge fees for licenses of our software products based on (1) the number of persons registered to use the product; or (2) the number of CPUs utilized by the machines on which the product is installed. We also charge fees for access and use of Cloud or SaaS solutions. Payment terms are generally 30 to 60 days from the date that the software products are delivered, the maintenance or subscription contracts are booked, or the consulting services are provided.

We have not generated net income since 2009. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.6 million in the first quarter of 2018 were lower compared to total revenues of $1.8 million for the first quarter of 2017, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Recent Developments—MyVmoso Network Product Development Initiatives

In 2018, we began working on initiatives to develop and advance a new platform, MyVmoso Network (MVN), a personal digital hub that will utilize our Vmoso platform in conjunction with blockchain technology to act as a bank for consumers’ personal data, as well as provide secure, personalized, persistent, symmetrical engagement channels between consumers and the businesses with which they have relationships. We are developing MVN to provide secure storage for important data such as health records, financial transactions, product purchases and warranties, such that users can trust, unify, manage and monetize their personal data. We are designing MVN to provide:

•	a place for users to communicate with organizations that they deal with on their terms;
•	a platform for businesses to build blockchain - enabled applications for customer engagement;
•	a way for users to monetize their personal data by allowing third parties to use it in exchange for compensation;
•	a consent audit trail for users to keep track of who they have allowed to access their data, for what purpose and for how long; and
•	a toolkit for exercising data-related digital rights.

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

We expect to launch MVN in 2018. We intend to form a new wholly-owned subsidiary, Vmoso, Inc. (VMSO) by the end of the second quarter of 2018 through which we will develop, launch, operate and expand MVN. We have a 25-year history in the web personalization business and a team of approximately 50 employees with experience in building, operating, selling and marketing personalized web applications that we intend to contribute to VMSO for the development of MVN. Since 2008, we have invested over $70 million on research and development, most of which was for our Vmoso platform, and have received two critical U.S. patents related to permission-based content sharing and distributed public/private hybrid cloud architecture, all of which we intend to fully leverage into MVN. For information about some of the risks associated with this new product development initiative, see Part II, Item 1A –Risk Factors—Risks relating to our MVN initiatives.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2018	2017
Revenues:
Software licenses	58%	49%
Services	42	51
Total revenues	100	100
Cost of revenues:
Cost of software revenues	2	3
Cost of services	34	44
Total cost of revenues	36	47
Gross profit	64	53
Operating expenses:
Research and development	88	93
Sales and marketing	35	53
General and administrative	46	59
Total operating expenses	169	205
Operating loss	(105)	(152)
Interest income, net	1	2
Other income, net	11	7
Loss before provision for income taxes	(93)	(143)
Provision for income taxes	-	(1)
Net loss	(93)%	(144)%

Revenues.    License revenue from the sales of software licenses for the three months ended March 31, 2018 was $0.9 million, up $0.04 million, or 4% from $0.9 million for the three months ended March 31, 2017.  Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended March 31, 2018 was $0.4 million, down $0.04 million, or 8% from $0.5 million for the three months ended March 31, 2017.   Consulting service revenue, which is generally related to services in connection with our licensed software, for the three months ended March 31, 2018 was $0.2 million, down $0.2 million or 50% from $0.4 million for the three months ended March 31, 2017.  As compared to the comparable periods in the prior year, the increases in our license revenues were primarily due to the change in our accounting for subscription-based Quicksilver products as a result of our adoption of Topic 606 as of January 1, 2018 and the decreases in each of our maintenance and consulting services revenues were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended March 31, 2018 decreased to $33,000 compared to $53,000 for the same period in the prior year. The decrease was primarily due to the decline in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.6 million for the three months ended March 31, 2018, down $0.2 million, or 25% from $0.8 million for the three months ended March 31, 2017. The decreases were primarily due to decreases  in third-party consultant fees incurred on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.4 million for the three months ended March 31, 2018, down $0.3 million, or 18% from $1.7 million for the three months ended March 31, 2017.  The decreases were primarily due to a decrease in employee-related benefit costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.6 million for the three months ended March 31, 2018, down $0.4 million, or 40%, from $1.0 million for the three months ended March 31, 2017. The decreases were primarily due to decreases in employee-related costs and third-party consultant fees incurred on consulting projects.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.7 million for the three months ended March 31, 2018, down $0.4 million, or 36%, from $1.1 million for the three months ended March 31, 2017.   The decreases were primarily due to decreases in employee-related costs and provision for doubtful debt.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $16,000 and $23,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the three months ended March 31, 2018 and 2017, respectively.

Other income, net.   Other income, net during the three months ended March 31, 2018, was $183,000 compared to other income, net of $132,000 for the three months ended March 31, 2017. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $1,000 for the three months ended March 31, 2018 compared to a provision for income tax of $12,000 for the three months ended March 31, 2017. The provision for each of the three months ended March 31, 2018 and 2017 primarily related to foreign income tax expenses.

Liquidity and Capital Resources

Overview

During the quarter ended March 31, 2018, we had a net loss of $1.5 million and negative cash flow from operations of $1.5 million, and at March 31, 2018, we had working capital of $6.7 million. At March 31, 2018, we had $6.9 million in cash and cash equivalents and $1.0 million in short-term investments. Our combined cash, cash equivalents and short-term investment balances as of March 31, 2018 declined by $1.7 million compared to such balances as of December 31, 2017.  This decrease was mainly due to net cash used for operating activities, as described in the Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2018. Our cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2018 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents and short-term investments through the next twelve months from the date the accompanying condensed consolidated financial statements were issued, however, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts, including with respect to our MVN initiatives, and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We have implemented cost reduction plans since the second half of 2017 and expect to reduce the cost of our operations by approximately $2 million in 2018 to cover our cash needs through the next twelve months. Management may implement further cost reductions in 2018 or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations.

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

The following table represents our liquidity at March 31, 2018 and December 31, 2017 (dollars in thousands):

	March 31,	December 31,
	2018	2017

Cash and cash equivalents	$6,896	$8,560
Short-term investments	$1,000	$1,000
Working capital	$6,670	$7,649
Working capital ratio	3.16	2.87

Cash Used For Operating Activities

Cash used for operating activities was $1.5 million for the three months ended March 31, 2018, mainly attributable to a $1.5 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $2.2 million for the three months ended March 31, 2017, mainly attributable to a $2.6 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash (Used for) Provided By Investing Activities

Cash used for investing activities was ($3,000) for the three months ended March 31, 2018.  Cash provided by investing activities was $2.7 million for the three months ended March 31, 2017.  Cash used for investing activities for the three months ended March 31, 2018 was primarily due to the purchase of fixed assets, cash provided by investing activities for the three months ended March 31, 2017 was primarily related to the maturities of short-term investments in bonds.

Cash Provided By Financing Activities

Cash provided by financing activities was $5,000 for the three months ended March 31, 2018. Cash provided by financing activities was $31,000 for the three months ended March 31, 2017. Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of March 31, 2018, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2018 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

On January 1, 2018, we adopted a new revenue recognition standard, Revenue from Contracts with Customers (Topic 606), which was issued by FASB in May 2014. See Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion of our accounting changes related to our adoption of this standard.  There have been no other material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2018 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, other than as disclosed herein.

 Recent Accounting Pronouncements

For information with respect to recent accounting pronouncements, if any, and the impact of these pronouncements on our Condensed Consolidated Financial Statements, if any, see Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

As a smaller reporting company, we are not required to provide the information required by this Item.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of March 31, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted a new revenue recognition standard, Topic 606, which was issued by FASB in May 2014. We are in the process of adjusting our internal controls as a result of our adoption of Topic 606 but do not expect there will be material changes. There has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer have concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  However, our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31,  2018, we had an accumulated deficit of approximately $1.3 billion.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, on January 1, 2018, we adopted a new revenue recognition standard, Topic 606, which was issued by FASB in May 2014. We adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of such date, which resulted in a net decrease of $0.6 million to our opening accumulated deficit as of January 1, 2018. In addition, effective January 1, 2018, we began to recognize a portion of the arrangement fees allocated to our QuickSilver software licenses as revenue upon delivery resulting in revenues for these QuickSilver arrangements generally being recorded in an earlier period than prior to the adoption of Topic 606. Since results for our reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605, this may cause financial reporting fluctuations that are not reflective of changes in our actual operating results.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended March 31, 2018, approximately 53% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 50% and 49%  revenues for each of the three months of 2018 and 2017, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 20% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of March 31, 2018.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

MVN and MVT may not function properly or the technology may not operate as anticipated, which would have a material adverse effect on our plans, operations and financial condition. The technology may malfunction because of internal problems or as a result of cyber-attacks or external security breaches. Any problems in the functionality of the technology underlying MVN and MVT would have a direct materially adverse effect on our plans and expectations for revenues.

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

As of March 31, 2018, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $2.30 per share to $7.68 per share between April 1, 2016 and March 31, 2018. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

None.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)).
31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of the Chief Executive Officer and Interim Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2018 and December 31, 2017, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three months ended March 31, 2018 and 2017, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

BROADVISION, INC.

Date: May 15, 2018	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer