Form 10-Q
period 2018-06-30
BROADVISION INC
filed 2018-08-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________ to __________

Commission File Number 001-34205

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

460 Seaport Ct., Suite 102	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)

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

As of July 31, 2018, the registrant had 4,997,981 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2018	2017
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$6,160	$8,560
Short-term investments	-	1,000
Accounts receivable, net of reserves of $280 and $293 as of June 30, 2018
and December 31, 2017, respectively	579	1,193
Prepaids and other	1,039	983
Total current assets	7,778	11,736
Property and equipment, net	25	35
Other assets	216	208
Total assets	$8,019	$11,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$423	$434
Accrued expenses	1,252	1,658
Unearned revenue	676	1,187
Deferred maintenance	544	808
Total current liabilities	2,895	4,087
Other non-current liabilities	547	583
Total liabilities	3,442	4,670
Commitments and contingencies (Note 5)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,998 and 4,995 shares issued
and outstanding as of June 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	1,271,825	1,271,585
Accumulated other comprehensive loss	(1,481)	(1,558)
Accumulated deficit	(1,265,767)	(1,262,718)
Total stockholders’ equity	4,577	7,309
Total liabilities and stockholders’ equity	$8,019	$11,979

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Software licenses	$619	$872	$1,544	$1,761
Services	624	743	1,302	1,662
Total revenues	1,243	1,615	2,846	3,423
Cost of revenues:
Cost of software revenues	44	45	77	98
Cost of services	487	732	1,037	1,528
Total cost of revenues	531	777	1,114	1,626
Gross profit	712	838	1,732	1,797
Operating expenses:
Research and development	1,297	1,655	2,700	3,334
Sales and marketing	464	1,012	1,030	1,969
General and administrative	796	820	1,537	1,884
Total operating expenses	2,557	3,487	5,267	7,187
Operating loss	(1,845)	(2,649)	(3,535)	(5,390)
Interest income, net	20	41	36	64
Other income (expense), net	(334)	236	(151)	368
Loss before provision for income taxes	(2,159)	(2,372)	(3,650)	(4,958)
(Provision) benefit for income taxes	(1)	10	(2)	(2)
Net loss	(2,160)	(2,362)	(3,652)	(4,960)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	259	(257)	77	(333)
Comprehensive loss	$(1,901)	$(2,619)	$(3,575)	$(5,293)
Net loss per share, basic and diluted:
Basic and diluted net loss per share	$(0.43)	$(0.48)	$(0.73)	$(1.00)
Shares used in computing:
Weighted average shares, basic and diluted	4,997	4,967	4,996	4,962

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(3,652)	$(4,960)
Depreciation and amortization	12	16
Stock-based compensation	233	466
Benefit of receivable reserves	(11)	(15)
Accumulated effect for accounting changes	605	-
Changes in operating assets and liabilities:
Accounts receivable	624	(23)
Prepaids and other	(56)	66
Other non-current assets	(8)	(1)
Accounts payable and accrued expenses	(417)	127
Unearned revenue and deferred maintenance	(774)	414
Other noncurrent liabilities	(37)	45
Net cash used for operating activities	(3,481)	(3,865)
Cash flows from investing activities:
Purchase of property and equipment	(2)	(2)
Purchase of short-term investments	-	(4,493)
Maturities of short-term investments	1,000	8,880
Net cash provided by investing activities	998	4,385
Cash flows from financing activities:
Proceeds from issuance of common stock, net	6	46
Net cash provided by financing activities	6	46
Effect of exchange rates on cash and cash equivalents	77	(333)
Net (decrease) increase in cash and cash equivalents	(2,400)	233
Cash and cash equivalents at beginning of period	8,560	11,730
Cash and cash equivalents at end of period	$6,160	$11,963

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

On January 1, 2018, we adopted a new revenue recognition standard, Revenue from Contracts with Customers (Topic 606), which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014. See Recent Accounting Pronouncements included below in this Note 1 for additional discussion of our accounting changes related to our adoption of this standard.  There have been no other material changes in our critical accounting policies, estimates and judgments during the six-month period ended June 30, 2018 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the six months ended June 30, 2018 and June 30, 2017 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2017  has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2017 Annual Report on Form 10-K filed with the SEC on April 2, 2018, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2018, the Company had a net loss of $3.7 million and negative cash flow from operations of $3.5 million, and at June 30, 2018 the Company had working capital of $4.9 million. At June 30, 2018, the Company has cash and cash equivalents of $6.2 million. The Company has implemented a series of cost reduction plans since the second half of 2017 and expects to have reduced its costs of operations by at least $3 million in 2018 to cover its cash needs through the next twelve months. Management may implement further cost reductions and seek financing from third parties as needed to ensure that the Company’s cash, cash equivalents and short-term investments are sufficient to fund its operations for at least the next twelve months from the date of issuance of these Condensed Consolidated Financial Statements.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the six months ended June 30, 2018 and 2017 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Cost of services	$15	$30	$28	$63
Research and development	35	74	77	150
Sales and marketing	27	68	62	131
General and administrative	30	58	66	122
	$107	$230	$233	$466

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the six months ended June 30, 2018 and 2017, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Net Loss	$(2,160)	$(2,362)	$(3,652)	$(4,960)
Weighted-average common shares outstanding used to compute basic and
diluted net loss per share	4,997	4,967	4,996	4,962
Basic and diluted net loss per share	$(0.43)	$(0.48)	$(0.73)	$(1.00)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. Translation adjustment was a  $77,000 gain and  a $333,000 loss for the six months ended June 30, 2018 and 2017, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2017	$(1,558)
Net change during period	77
Balance, June 30, 2018	$(1,481)

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

We adopted ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the year ended December 31, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits for Federal and state were $2,652,000 and $1,908,000, respectively. Our excess tax benefits for the six months ended June 30, 2018 were not significant to our Condensed Consolidated Balance Sheets after offset by the related valuation allowance.  We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined,  based upon the uncertainty of realizing such deferred tax assets, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

Note 2. Revenues

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the transition date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. We recorded a net increase of $605,000 to our opening retained earnings balance as of January 1, 2018 due to the cumulative effect of adopting Topic 606.  For the six months ended June 30, 2018, revenue decreased by $57,000  as a result of the adoption of Topic 606.

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

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Statements of Comprehensive Loss is as follows (in thousands):

	Six Months Ended June 30, 2018
	As reported	Amounts without adoption of Topic 606	Effect of change - higher (lower)
Revenue
Software licenses	$1,544	$1,959	$(415)
Services	1,302	944	358
Total revenues	2,846	2,903	(57)

Gross profit	1,732	1,789	(57)

Operating loss	(3,535)	(3,478)	(57)

Net loss	$(3,652)	$(3,595)	$(57)

Basic and diluted net loss per share	$(0.73)	$(0.73)	$-

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Balance Sheet is as follows:

	Six Months Ended June 30, 2018
	As reported	Amounts without adoption of Topic 606	Effect of change - higher (lower)
Assets
Contract assets	$-	$-	$-

Liabilities
Deferred revenues - current	1,220	1,768	(548)
Deferred revenues - non-current	135	135	-

Shareholders' Equity
Accumlated deficit	(1,265,767)	(1,266,315)	548

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

Disaggregation of revenues

The following table provides information about disaggregated revenue by geographical region, major product line and timing of revenue recognition (in thousands):

	Six Months Ended June 30, 2018
Geographic region:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Americas	$814	$123	$403	$19	$1,359
Europe	99	51	368	52	570
Asia/Pacific	-	457	127	333	917
Total revenues	$913	$631	$898	$404	$2,846

	Six Months Ended June 30, 2018
Timing of revenue recognition:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$913	$-	$-	$-	$913
Transferred over time	-	631	898	404	1,933
Total revenues	$913	$631	$898	$404	$2,846

Contract balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers (in thousands):

	Six Months Ended June 30, 2018
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$1,193	$2,467	$3,081	$579
Contract assets - current	-	34	(34)	-
Contract assets - non-current	-	-	-	-
Deferred revenues including current and non-current	1,451	2,342	2,438	1,355

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

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Accrued expenses at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Employee benefits	$473	$518
Income tax	19	25
Sales and other taxes	319	319
Commissions and bonuses	90	224
Deferred rent	3	57
Other	348	515
Total accrued expenses	$1,252	$1,658

 Other non-current liabilities at June 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	June 30,	December 31,
	2018	2017
	(unaudited)
Deferred maintenance and unearned revenue	$135	$61
Other	412	522
Total other non-current liabilities	$547	$583

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets (in thousands) is as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$3,335	$3,335	$-	$-
Money market funds	2,825	2,825	-	-
Total cash and cash equivalents	$6,160	$6,160	$-	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$4,266	$4,266	$-	$-
Money market funds	4,294	4,294	-	-
Total cash and cash equivalents	$8,560	$8,560	$-	$-
Fixed income securities
Corporate bonds - industrial	1,000	-	1,000	-
Total fixed income securities	$1,000	$-	$1,000	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2018 and December 31, 2017, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of June 30, 2018 and December 31, 2017, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2018 or December 31, 2017. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of June 30, 2018 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2018 (six months)	$141
2019	205
2020	45
2021 and thereafter	-
Total minimum lease payments	$391

Note 6. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Software licenses
Non-hosted licenses	$357	$596	$913	$1,188
Hosted licenses	262	276	631	573
Services
Consulting services	165	305	404	748
Maintenance	459	438	898	914
Total revenues	$1,243	$1,615	$2,846	$3,423

We currently operate in three primary geographical territories: North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2018	2017	2018	2017
Americas	$610	$756	$1,359	$1,596
Europe	234	285	570	593
Asia/Pacific	399	574	917	1,234
Total revenues	$1,243	$1,615	$2,846	$3,423

For the six months ended June 30, 2018, no customer accounted for more than 10% of our revenues. For the six months ended June 30, 2017, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 14% of our revenues and NTT Communications Corporation accounted for 10% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $500,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $1.0 million and $1.2 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the six months ended June 30, 2018 and 2017, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.2 million in the second quarter of 2018 were lower compared to total revenues of $1.6 million for the second quarter of 2017, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

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

We expect to launch MVN in 2019. We intend to form a new wholly-owned subsidiary, Vmoso, Inc. (VMSO) by the end of  2018 through which we will develop, launch, operate and expand MVN. We have a 25-year history in the web personalization business and a team of employees experienced in building, operating, selling and marketing personalized web applications that we intend to contribute to VMSO for the development of MVN. Since 2008, we have invested over $70 million on research and development, most of which was for our Vmoso platform, and have received two critical U.S. patents related to permission-based content sharing and distributed public/private hybrid cloud architecture, all of which we intend to fully leverage into MVN. For information about some of the risks associated with this new product development initiative, see Part II, Item 1A –Risk Factors—Risks relating to our MVN initiatives.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2018	2017	2018	2017
Revenues:
Software licenses	50%	54%	54%	51%
Services	50	46	46	49
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	4	3	3	3
Cost of services	39	45	36	45
Total cost of revenues	43	48	39	48
Gross profit	57	52	61	52
Operating expenses:
Research and development	104	103	95	97
Sales and marketing	37	63	36	58
General and administrative	64	51	54	55
Total operating expenses	205	217	185	210
Operating loss	(148)	(165)	(124)	(158)
Interest income, net	2	3	1	2
Other income (expense), net	(28)	15	(5)	11
Loss before provision for income taxes	(174)	(147)	(128)	(145)
Provision for income taxes	-	1	-	-
Net loss	(174)%	(146)%	(128)%	(145)%

Revenues.    License revenue from the sales of software licenses for the three months ended June 30, 2018 was $0.6 million, down $0.3 million, or 29% from $0.9 million for the three months ended June 30, 2017. License revenue from the sales of software licenses for the six months ended June 30, 2018 was $1.5 million, down $0.2 million, or 12% from $1.8 million for the six months ended June 30, 2017.  Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended June 30, 2018 was $0.5 million, up  $21,000, or 5% from $0.4 million for the three months ended June 30, 2017. Maintenance revenue for the six months ended June 30, 2018 was $0.9 million, down $16,000, or 2% from $0.9 million for the six months ended June 30, 2017. Consulting service revenue, which is generally related to services in connection with our licensed software, for the three months ended June 30, 2018 was $0.2 million, down $0.1 million or 46% from $0.3 million for the three months ended June 30, 2017. Consulting revenue for the six months ended June 30, 2018 was $0.4 million, down $0.3 million or 46% from $0.7 million for the six months ended June 30, 2017. As compared to the comparable periods in the prior year, the decreases in our license revenues were primarily due to the change in our accounting for subscription-based Quicksilver products as a result of our adoption of Topic 606 as of January 1, 2018 and the decreases in each of our maintenance and consulting services revenues were primarily due to the decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products. Cost of software licenses for the three months ended June 30, 2018 decreased to $44,000 compared to $45,000 for the same period in the prior year. Cost of software licenses for the six months ended June 30, 2018 decreased to $77,000 compared to $98,000 for the same period in the prior year. The decreases were primarily due to the decline in usage of our Cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.5 million for the three months ended June 30, 2018, down $0.2 million, or 33% from $0.7 million for the three months ended June 30, 2017. Cost of services was $1.0 million for the six months ended June 30, 2018, down $0.5 million, or 32% from $1.5 million for the six months ended June 30, 2017. The decreases were primarily due to decreases in third-party consultant fees incurred on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.3 million for the three months ended June 30, 2018, down $0.4 million, or 22% from $1.7 million for the three months ended June 30, 2017.  Research and development expenses were $2.7 million for the six months ended June 30, 2018, down $0.6 million, or 19% from $3.3 million for the six months ended June 30, 2017.  The decreases were primarily due to decreases in employee-related benefit costs arising from headcount reductions.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.5 million for the three months ended June 30, 2018, down $0.5 million, or 54%, from $1.0 million for the three months ended June 30, 2017. Sales and marketing expenses were $1.0 million for the six months ended June 30, 2018, down $1.0 million, or 48%, from $2.0 million for the six months ended June 30, 2017. The decreases were primarily due to decreases in employee-related costs and third-party consultant fees incurred on consulting projects.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.8 million for the three months ended June 30, 2018, down $24,000, or 3%, from $0.8 million for the three months ended June 30, 2017.  General and administrative expenses were $1.5 million for the six months ended June 30, 2018, down $0.4 million, or 18%, from $1.9 million for the six months ended June 30, 2017.   The decreases were primarily due to decreases in employee-related costs arising from headcount reductions and provision for doubtful debt.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $36,000 and $64,000 in interest income from our cash and cash equivalents as well as short-term investment balances during the six months ended June 30, 2018 and 2017, respectively.

Other income (expense), net.   Other expense, net during the six months ended June 30, 2018, was $151,000 compared to other income, net of $368,000 for the six months ended June 30, 2017. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $2,000 for both the six months ended June 30, 2018 and the six months ended June 30, 2017. The provision for each of the six months ended June 30, 2018 and 2017 primarily related to foreign income tax expenses.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2018, we had a net loss of $3.7 million and negative cash flow from operations of $3.5 million, and at June 30, 2018, we had working capital of $4.9 million. At June 30, 2018, we had $6.2 million in cash and cash equivalents. Our combined cash, cash equivalents and short-term investment balances as of June 30, 2018 declined by $3.4 million compared to such balances as of December 31, 2017.  This decrease was mainly due to net cash used for operating activities, as described in the Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2018. Our cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2018 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

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

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts, including with respect to our MVN initiatives, and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We have implemented a series of cost reduction plans since the second half of 2017 and expect to have reduced the cost of our operations by at least $3 million in 2018 to cover our cash needs through the next twelve months. Management may implement further cost reductions or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations.

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

The following table represents our liquidity at June 30, 2018 and December 31, 2017 (dollars in thousands):

	June 30,	December 31,
	2018	2017

Cash and cash equivalents	$6,160	$8,560
Short-term investments	$-	$1,000
Working capital	$4,883	$7,649
Working capital ratio	2.69	2.87

Cash Used For Operating Activities

Cash used for operating activities was $3.5 million for the six months ended June 30, 2018, mainly attributable to a $3.7 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used for operating activities was $3.9 million for the six months ended June 30, 2017, mainly attributable to a $5.0 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Provided By Investing Activities

Cash provided by investing activities was $998,000 for the six months ended June 30, 2018.  Cash provided by investing activities was $4.4 million for the six months ended June 30, 2017.  Cash provided by investing activities for the six months ended June 30, 2018 was primarily due maturities of short-term investment. Cash provided by investing activities in both periods was primarily related to the net maturities of short-term investments.

Cash Provided By Financing Activities

Cash provided by financing activities was $6,000 for the six months ended June 30, 2018. Cash provided by financing activities was $46,000 for the six months ended June 30, 2017. Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of June 30, 2018, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2018 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

On January 1, 2018, we adopted a new revenue recognition standard, Revenue from Contracts with Customers (Topic 606), which was issued by FASB in May 2014. See Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion of our accounting changes related to our adoption of this standard. There have been no other material changes in our critical accounting policies, estimates and judgments during the three month period ended June 30, 2018 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of June 30, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted a new revenue recognition standard, Topic 606, which was issued by FASB in May 2014. We are in the process of adjusting our internal controls as a result of our adoption of Topic 606 but do not expect there will be material changes. There has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

We have implemented cost reduction plans since the second half of 2017 and expect to have reduced the cost of our operations by at least $3 million in 2018 to cover our cash needs through the next twelve months. Management may implement further cost reductions or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of June 30, 2018, we had an accumulated deficit of approximately $1.3 billion.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended June 30, 2018, approximately 51% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 50% and 53%  revenues for each of the six months of 2018 and 2017, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 35% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of June 30, 2018.  Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

Market prices for publicly traded common stock such as our common stock often are subject to arbitrary pricing factors that are not necessarily directly associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or corporate events such as new product introductions, entry into major contracts or achievement of other corporate milestones.  As we develop, launch and implement MVN, the market price of shares of our common stock may be influenced by investors’ perception of and speculative expectations regarding existing blockchain assets such as Bitcoin and Ether as well as future anticipated adoption or appreciation in value of cryptocurrencies, such as MVT, or overall growth in and demand for blockchain-based technologies, factors over which the Company has little or no influence or control.  If investors view our business and the value of our common stock as dependent upon or linked to the value or growth of cryptocurrencies generally or blockchain assets, the price of such cryptocurrencies or blockchain asset may influence significantly the market price of shares of our common stock.  The prices of blockchain assets such as Bitcoin have historically been subject to dramatic fluctuations and are highly volatile which may cause the market price of our common stock to experience significant volatility.

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

As of June 30, 2018, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $1.77 per share to $6.70 per share between July 1, 2016 and June 30, 2018. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

We have delayed the date of our 2018 Annual Meeting of Stockholders by more than 30 calendar days from the anniversary of the date of our 2017 Annual Meeting of Stockholders. We will inform stockholders of the date of the 2018 Annual Meeting of Stockholders, as well as the deadlines for submitting shareholders proposals for the meeting, once determined.

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)).
10.1	Lease Agreement, dated March 30, 2018, between Portside Investors and BroadVision
31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of the Chief Executive Officer and Interim Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and six months ended June 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Cash Flows for the six months ended June 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

BROADVISION, INC.

Date: August 14, 2018	By:	/s/ Pehong Chen
Pehong Chen
Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer