Form 10-Q
period 2018-09-30
BROADVISION INC
filed 2018-11-14
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☑	Smaller reporting company ☑
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☑

As of November 9, 2018, the registrant had 4,999,154 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2018

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2018	2017
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$4,349	$8,560
Short-term investments	-	1,000
Accounts receivable, net of reserves of $216 and $293 as of September 30, 2018
and December 31, 2017, respectively	320	1,193
Prepaids and other	969	983
Total current assets	5,638	11,736
Property and equipment, net	19	35
Other assets	217	208
Total assets	$5,874	$11,979
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$335	$434
Accrued expenses	1,098	1,658
Unearned revenue	507	1,187
Deferred maintenance	380	808
Total current liabilities	2,320	4,087
Other non-current liabilities	593	583
Total liabilities	2,913	4,670
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 4,999 and 4,995 shares issued
and outstanding as of September 30, 2018 and December 31, 2017, respectively	-	-
Additional paid-in capital	1,271,894	1,271,585
Accumulated other comprehensive loss	(1,452)	(1,558)
Accumulated deficit	(1,267,481)	(1,262,718)
Total stockholders’ equity	2,961	7,309
Total liabilities and stockholders’ equity	$5,874	$11,979

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Software licenses	$489	$844	$2,033	$2,605
Services	475	611	1,777	2,273
Total revenues	964	1,455	3,810	4,878
Cost of revenues:
Cost of software revenues	28	36	105	134
Cost of services	463	672	1,500	2,200
Total cost of revenues	491	708	1,605	2,334
Gross profit	473	747	2,205	2,544
Operating expenses:
Research and development	1,085	1,661	3,785	4,995
Sales and marketing	508	974	1,538	2,943
General and administrative	535	825	2,072	2,709
Total operating expenses	2,128	3,460	7,395	10,647
Operating loss	(1,655)	(2,713)	(5,190)	(8,103)
Interest income, net	13	37	49	101
Other income (expense), net	(72)	176	(223)	544
Loss before provision for income taxes	(1,714)	(2,500)	(5,364)	(7,458)
Provision for income taxes	2	2	4	4
Net loss	(1,716)	(2,502)	(5,368)	(7,462)
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	29	(198)	106	(531)
Comprehensive loss	$(1,687)	$(2,700)	$(5,262)	$(7,993)
Net loss per share, basic and diluted:
Basic and diluted net loss per share	$(0.34)	$(0.50)	$(1.07)	$(1.50)
Shares used in computing:
Weighted average shares, basic and diluted	4,998	4,985	4,997	4,970

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2018	2017
Cash flows from operating activities:
Net loss	$(5,368)	$(7,462)
Depreciation and amortization	17	25
Stock-based compensation	300	728
Provision of receivable reserves	(77)	(35)
Accumulated effect on accounting changes	605	-
Changes in operating assets and liabilities:
Accounts receivable	950	180
Prepaids and other	14	56
Other non-current assets	(9)	(1)
Accounts payable and accrued expenses	(659)	(64)
Unearned revenue and deferred maintenance	(1,108)	(234)
Other noncurrent liabilities	10	(99)
Net cash used in operating activities	(5,325)	(6,906)
Cash flows from investing activities:
Purchase of property and equipment	(1)	(7)
Purchase of short-term investments	-	(4,497)
Maturities of short-term investments	1,000	10,474
Net cash provided by investing activities	999	5,970
Cash flows from financing activities:
Proceeds from issuance of common stock, net	9	64
Net cash provided by financing activities	9	64
Effect of exchange rates on cash and cash equivalents	106	(531)
Net (decrease) increase in cash and cash equivalents	(4,211)	(1,403)
Cash and cash equivalents at beginning of period	8,560	11,730
Cash and cash equivalents at end of period	$4,349	$10,327

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

On January 1, 2018, we adopted a new revenue recognition standard, Revenue from Contracts with Customers (Topic 606), which was issued by the Financial Accounting Standards Board (“FASB”) in May 2014. See Recent Accounting Pronouncements included below in this Note 1 for additional discussion of our accounting changes related to our adoption of this standard.  There have been no other material changes in our critical accounting policies, estimates and judgments during the nine month period ended September 30, 2018 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, filed with the Securities and Exchange Commission (the “SEC”) on April 2, 2018, as amended.

Basis of Presentation

The condensed consolidated financial results and related information as of and for the nine months ended September 30, 2018 and September 30, 2017 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2017 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2017 Annual Report on Form 10-K filed with the SEC on April 2, 2018, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2018 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2018, the Company had a net loss of $5.4 million and net cash used in operations of $5.3 million, and at September 30, 2018 the Company had working capital of $3.3 million. At September 30, 2018, the Company has cash and cash equivalents of $4.3 million. The Company has implemented a series of cost reduction plans since the second half of 2017, has since continued to implement cost reduction plans to reduce the cost of its operations.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the nine months ended September 30, 2018 and 2017 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Cost of services	$13	$38	$41	$101
Research and development	25	89	102	239
Sales and marketing	22	72	84	203
General and administrative	7	63	73	185
	$67	$262	$300	$728

Net Loss Per Share

Basic net loss per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net loss per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options using the treasury stock method. The Company incurred net losses for the nine months ended September 30, 2018 and 2017, and therefore, basic and diluted net loss per share for those periods are the same, as all potential common equivalent shares would be anti-dilutive. The following table sets forth the basic and diluted net loss per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Net Loss	$(1,716)	$(2,502)	$(5,368)	$(7,462)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,998	4,985	4,997	4,970
Basic and diluted net loss per share	$(0.34)	$(0.50)	$(1.07)	$(1.50)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The translation adjustment was $106,000 of income and $531,000 loss for the nine months ended September 30, 2018 and 2017, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2017	$(1,558)
Net change during period	106
Balance, September 30, 2018	$(1,452)

Recent Accounting Pronouncements

Recently issued accounting pronouncements not yet adopted

In February 2016, FASB issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires the recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Entities may early adopt the ASU. The ASU requires application at the beginning of the earliest period presented using a modified retrospective approach. The Company is currently assessing the potential impact of adopting this new guidance on its Condensed Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2020. Entities may early adopt the ASU in their fiscal years beginning after December 15, 2018. The Company does not believe this ASU will have a material impact on its Condensed Consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018 and allows  for the first presentation in the quarter that begins after the effective date. This Release will require additional disclosures in the Company’s interim Condensed Consolidated Financial Statements.

 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The Company does not believe this ASU will have a material impact on its Condensed Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement. That Is a Service Contract. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on its Condensed Consolidated Financial Statements.

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted ASU 2014-09 applying the modified retrospective method to all contracts that were not completed as of the transition date.  See Note 2 of the Notes to our Condensed Consolidated Financial Statements,

We adopted ASU 2016-09 during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the year ended December 31, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits for Federal and state were $2,652,000 and $1,908,000, respectively. Our excess tax benefits for the nine months ended September 30, 2018 were not significant to our Condensed Consolidated Balance Sheets after offset by the related valuation allowance.  We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined,  based upon the uncertainty of realizing such deferred tax assets, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

Note 2. Revenues

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the transition date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. We recorded a net increase of $605,000 to our opening retained earnings balance as of January 1, 2018 due to the cumulative effect of adopting Topic 606.  For the nine months ended September 30, 2018, the impact on the Company’s revenue was significant by type of revenue but was not significant to total revenues as a result of the adoption of Topic 606.

The most significant impact of the new revenue standard relates to our accounting for subscription-based Quicksilver products, which are arrangements that include term-based QuickSilver software licenses bundled with maintenance and support. Under the accounting standards in effect prior to January 1, 2018, we recognized revenue attributable to these software subscription licenses ratably over the term of the arrangement. Under Topic 606, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated.  Accordingly, effective January 1, 2018, we began to recognize a portion of the arrangement fees allocated to QuickSilver software license as revenue upon delivery. As a result, revenues for these QuickSilver arrangements are generally recorded in an earlier period upon the adoption of Topic 606 and software license revenue recognition in the nine months ended September 30, 2018 has decreased.  In contrast, revenue recognition related to hosted software products (cloud offerings) and professional services recognition for the nine months ended September 30, 2018 has increased upon the adoption of Topic 606.

Deferred revenues include unearned revenue and deferred maintenance. The following table shows the reconciliation of our deferred revenues at January 1, 2018, including both current and non-current deferred revenues from what we disclosed in the Form 10-K for the year ended December 31, 2017 and giving effect to our modified retrospective adoption of Topic 606 (in thousands):

Deferred revenues balance at December 31, 2017	$2,056
Cumulative effect of adoption of Topic 606	(605)
Deferred revenues balance at January 1, 2018	$1,451

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Statements of Comprehensive Loss is as follows (in thousands):

	Nine Months Ended September 30, 2018
	As reported	Amounts without adoption of Topic 606	Effect of change - higher (lower)
Revenue
Software licenses	$2,033	$2,575	$(542)
Services	1,777	1,247	530
Total revenues	3,810	3,822	(12)

Gross profit	2,205	2,217	(12)

Operating loss	(5,190)	(5,178)	(12)

Net loss	$(5,368)	$(5,356)	$(12)

Basic and diluted net loss per share	$(1.07)	$(1.07)	$-

In accordance with Topic 606, the disclosure of the impact of adoption to our Condensed Consolidated Balance Sheet is as follows. Deferred revenues includes unearned revenue and deferred maintenance. (in thousands):

	Nine Months Ended September 30, 2018
	As reported	Amounts without adoption of Topic 606	Effect of change - higher (lower)
Liabilities
Deferred revenues - current	$887	$1,439	$(552)
Deferred revenues - non-current	170	$211	(41)

Shareholders' Equity
Accumulated deficit	(1,267,481)	(1,268,074)	593

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

Disaggregation of revenues

The following table provides information about disaggregated revenue by geographical region, major product line and timing of revenue recognition (in thousands):

	Nine Months Ended September 30, 2018
Geographic region:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Americas	$1,082	$187	$592	$24	$1,885
Europe	115	58	548	71	792
Asia/Pacific	2	589	179	363	1,133
Total revenues	$1,199	$834	$1,319	$458	$3,810

	Nine Months Ended September 30, 2018
Timing of revenue recognition:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$1,199	$-	$-	$-	$1,199
Transferred over time	-	834	1,319	458	2,611
Total revenues	$1,199	$834	$1,319	$458	$3,810

Contract balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.  Deferred revenues include unearned revenue and deferred maintenance.(in thousands):

	Nine Months Ended September 30, 2018
	Balance at beginning of period		Increases	Decreases	Balance at end of period
Receivables	$1,193		$3,471	$4,344	$320
Contract assets - current	-		38	34	4
Deferred revenues-current and non-current	1,451	-	2,956	3,350	1,057

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

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Other current assets at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
VAT receivable	$416	$427
Other	553	556
Total other current assets	$969	$983

Accrued expenses at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Employee benefits	$438	$518
Income tax	21	25
Sales and other taxes	318	319
Commissions and bonuses	37	224
Deferred rent	1	57
Other	283	515
Total accrued expenses	$1,098	$1,658

 Other non-current liabilities at September 30, 2018 and December 31, 2017 consisted of the following (in thousands):

	September 30,	December 31,
	2018	2017
	(unaudited)
Deferred maintenance and unearned revenues	$170	$61
Other	423	522
Total other non-current liabilities	$593	$583

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

We measure the following financial assets at fair value on a recurring basis.  The fair value of these financial assets as of September 30, 2018 and December 31, 2017 (in thousands) were as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$2,011	$2,011	$-	$-
Money market funds	2,338	2,338	-	-
Total cash and cash equivalents	$4,349	$4,349	$-	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$4,266	$4,266	$-	$-
Money market funds	4,294	4,294	-	-
Total cash and cash equivalents	$8,560	$8,560	$-	$-
Fixed income securities
Corporate bonds - industrial	$1,000	$-	$1,000	$-
Total fixed income securities	$1,000	$-	$1,000	$-

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

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2018 and December 31, 2017, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September 30, 2018 and December 31, 2017, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2018 or December 31, 2017. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements as of September 30, 2018 (in thousands) is as follows:

Operating
Years ending December 31,	Lease
2018 (three months)	$51
2019	130
2020	45
2021 and thereafter	-
Total minimum lease payments	$226

Note 6. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Software licenses
Non-hosted licenses	$286	$568	$1,199	$1,756
Hosted licenses	203	276	834	849
Services
Consulting services	54	229	458	977
Maintenance	421	382	1,319	1,296
Total revenues	$964	$1,455	$3,810	$4,878

We currently operate in three primary geographical territories: North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2018	2017	2018	2017
Americas	$526	$724	$1,885	$2,320
Europe	222	268	792	861
Asia/Pacific	216	463	1,133	1,697
Total revenues	$964	$1,455	$3,810	$4,878

For the three months ended September 30, 2018, no customer accounted for more than 10% of our revenues. For the three months ended September 30, 2017, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 12% and NTT Communications Corporation (NTTCC) accounted for 11% of our revenues. For the nine months ended September 30, 2018, no customer accounted for 10% of our revenues. For the nine months ended September 30, 2017,  IRCTC accounted for 13% and NTTCC accounted for 11% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $500,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $1.3 million and $1.9 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the nine months ended September 30, 2018 and 2017, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

See Note 8 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion regarding an anticipated financing in a wholly owned subsidiary, Vmoso, Inc., (VMSO), in a related party transaction.

Note 8. Subsequent Event

Anticipated Related Party Financing of Subsidiary

In October 2018, the Company publicly announced its intention to establish VMSO as a wholly-owned subsidiary of the Company and raise $3.0 million from its stockholders through the sale of common shares of VMSO representing approximately 80% of VMSO’s outstanding shares of VMSO.  The investment opportunity was made available to Company stockholders who were accredited investors as defined in the rules of the Securities and Exchange Commission.  Following the sale, the Company will own preferred shares of VMSO representing approximately 20% of its outstanding shares.  The Company will provide substantially all of the personnel, facilities and equipment required for the activities of the subsidiary under a shared services agreement and will be reimbursed for such support on a basis intended to cover its costs. The Company currently anticipates that its Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder, Dr. Pehong Chen, will be the sole investor in the financing of VMSO, which is anticipated to be completed on or about December 31, 2018.

VMSO will hold all of the intellectual property and other assets related to the Company’s Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the My Vmoso Network (MVN) development project. Proceeds of the VMSO financing will be used to continue the commercialization of the Clearvale and Vmoso products and the development of MVN, which is a personal digital hub that will utilize the Vmoso platform in conjunction with blockchain technology to act as a bank for consumers’ personal data, as well as provide secure, personalized, persistent, symmetrical engagement channels between consumers and the businesses with which they have relationships. The Company anticipates that it will primarily facilitate commercialization costs with services provided under the shared services agreement. The Company first announced the MVN development project in April 2018.

On completion of the anticipated transactions, the Company will no longer account for its investment in VMSO using the equity method and will no longer record VMSO’s financial results in the Company’s consolidated financial statements. Instead, the Company’s investment in the equity securities of VMSO, a privately-held company, will be accounted for using the cost method. The Company will include its investment in VMSO within the ‘other assets’ category in the consolidated balance sheet. The Company will review this investment periodically for impairment.

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

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise collaboration and engagement solutions such as our mobile and cloud-based Vmoso, a collaboration and knowledge management product, and Clearvale, an ESN product.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, our new enterprise collaboration and engagement solutions are designed to enhance the communication, collaboration and knowledge management capabilities of organizations with their customers, partners and employees to improve productivity and efficiency. In 2017, we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.0 million in the third quarter of 2018 declined from total revenues of $1.5 million for the third quarter of 2017, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Recent Developments

MyVmoso Network Product Development Initiatives

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

MVN is intended to be made available to consumers at no charge, and MVN users will be able to receive compensation for various actions in the form of a new cryptocurrency called the My Vmoso Token (MVT) or possibly an existing cryptocurrency. Examples of the types of actions that would entitle a user to receive cryptocurrency tokens from third parties include loading personal profile information, purchasing history and other personal data into the network, allowing a third party to use personal data for a specified purpose, and responding to a third-party product offer or survey. We would be compensated through small transaction fees paid by the third parties.

We expect to launch MVN in 2019. In September 2018, we formed a new company, Vmoso, Inc. (VMSO), which will develop, launch, operate and expand MVN. We have a 25-year history in the web personalization business and a team of employees experienced in building, operating, selling and marketing personalized web applications that we intend to contribute to VMSO for the development of MVN. Since 2008, we have invested over $70 million on research and development, most of which was for our Vmoso platform, and have received two critical U.S. patents related to permission-based content sharing and distributed public/private hybrid cloud architecture, all of which we intend to fully leverage into MVN.

In October 2018, we publicly announced our intention to raise $3 million from our stockholders through the sale of common shares of VMSO representing approximately 80 percent of VMSO’s outstanding shares. Following the sale, we will own preferred shares representing approximately 20 percent of outstanding shares of VMSO.  We will provide substantially all of the personnel, facilities and equipment required for the activities of the subsidiary under a shared services agreement and will be reimbursed for such support on a basis intended to cover our costs.. We currently anticipate that our Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder, Dr. Pehong Chen, will be the sole investor in the financing of VMSO, which is anticipated to be completed on or about December 31, 2018. See Note 8 of the Notes to our Condensed Consolidated Financial Statements for additional information.

VMSO will hold all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the MVN development project. We intend to use the proceeds of the VMSO financing to continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

For information about some of the risks associated with this new product development initiative, see Part II, Item 1A –Risk Factors—Risks relating to our MVN initiatives.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2018	2017	2018	2017
Revenues:
Software licenses	51%	58%	53%	53%
Services	49	42	47	47
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	3	2	3	3
Cost of services	48	46	39	45
Total cost of revenues	51	48	42	48
Gross profit	49	52	58	52
Operating expenses:
Research and development	113	114	99	102
Sales and marketing	53	67	41	60
General and administrative	55	57	54	56
Total operating expenses	221	238	194	218
Operating loss	(172)	(186)	(136)	(166)
Interest income, net	1	2	1	2
Other income (expense), net	(7)	12	(6)	11
Loss before provision for income taxes	(178)	(172)	(141)	(153)
Provision for income taxes	-	-	-	-
Net loss	(178)%	(172)%	(141)%	(153)%

Revenues.    License revenue from the sales of software licenses for the three months ended September 30, 2018 was $0.5 million, a decline of $0.4 million, or 42%, from $0.8 million for the three months ended September 30, 2017. License revenue from the sales of software licenses for the nine months ended September 30, 2018 was $2.0 million, a decline of $0.6 million, or 22%, from $2.6 million for the nine months ended September 30, 2017.  Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals and was relatively flat at $0.4 million and $1.3 million for the three and nine months ended September 30, 2018 and 2017. Consulting service revenue is primarily related to services in connection with our licensed software. Consulting service revenue for the three months ended September 30, 2018 was $0.1  million, a decrease of $0.2 million, or 77%, from $0.2 million for the three months ended September 30, 2018.  Consulting revenue for the nine months ended September 30, 2018 was $0.5 million, a decrease of $0.5 million, or 54%, from $1.0 million for the nine months ended September 30, 2017.   As compared to the comparable periods in the prior year, the decline in license revenues primarily reflects a decline due to the change in our accounting policy resulting from the adoption of Topic 606. The decline in services revenues primarily reflects a decline of our legacy business, partially offset an increase in revenue from the change in our accounting policy resulting from the adoption of Topic 606. For the nine months ended September 30, 2018, the impact on our total revenues was not significant as a result of the adoption of Topic 606.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in or bundled and sold with, our products. Cost of software licenses for the three and nine months ended September 30, 2018 remained relatively flat in comparison to the same periods of the prior year.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.5 million for the three months ended September 30, 2018, a decrease of $0.2 million, or 31% from $0.7 million for the three months ended September 30, 2017. Cost of services was $1.5 million for the nine months ended September 30, 2018, a decrease of $0.7 million, or 32%, from $2.2 million for the nine months ended September 30, 2017. The decrease in cost of services for the nine months ended September 30, 2018 was primarily due reductions to in employee-related wages and stock-based compensation arising from headcount reductions, and a reduction in rent expense associated relocation of our corporate office. The decreases in cost of services were partially offset by an increase in third-party consultant fees incurred on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $1.1 million for the three months ended September 30, 2018, a decrease of $0.6 million, or 35%, from $1.7 million for the three months ended September 30, 2017.  Research and development expenses were $3.8 million for the nine months ended September 30, 2018, a decrease of $1.2 million, or 24%, from $5.0 million for the nine months ended September 30, 2018. The decrease in research and development expense was primarily due to reduction in employee-related salary and wages, fringe benefits, and stock-based compensation expense arising from headcount reductions, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated with lower office rent costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.5 million for the three months ended September 30, 2018, a decrease of $0.5 million, or 48%, from $1.0 million for the three months ended September 30, 2018. Sales and marketing expenses were $1.5 million for the nine months ended September 30, 2018, a decrease of $1.4 million, or 48%, from $2.9 million for the nine months ended September 30, 2017. The decrease in sales and marketing expense was primarily due to a reduction in employee-related salary and wages, commissions, and stock-based compensation arising from headcount reductions, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated lower rent costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.5 million for the three months ended September 30, 2018, a decrease of $0.3 million, or 35% from $0.8 million for the three months ended September 30, 2017.  General and administrative expenses were $2.1 million for the nine months ended September 30, 2018, down $0.6 million, or 24%, from $2.7 million for the nine months ended September 30, 2017. The decrease in general and administrative expense was primarily due to a reduction in employee-related salary and wages and stock-based compensation expenses arising from headcount reductions, a reduction to bad debt expense related to a decrease in our provision for bad debt reserve, and a reduction in rent expense associated with lower office costs. These decreases were partially offset by increases in legal costs, relocation costs and in internet provider costs.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $49,000 and $0.1 million in interest income from our cash and cash equivalents as well as short-term investment balances during the nine months ended September 30, 2018 and 2017, respectively.

Other income (expense), net.   Other income (expense), net during the nine months ended September 30, 2018, was $0.2 million in expense, net compared to $0.5 million in income, net in the nine months ended September 30, 2018 and 2017, respectively. The variances between the periods were primarily due to gains and losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash and investment balances.

Provision for income taxes.  The provision for income taxes was $4,000 for the nine months ended September 30, 2018 and 2017. The provision for the nine months ended September 30, 2018 and 2017 primarily related to foreign income tax expenses.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2018, we had a net loss of $5.4 million and cash flow used for operations of $5.3 million, and at September 30, 2018, we had working capital of $3.3 million. At September 30, 2018, we had $4.3 million in cash and cash equivalents. Our combined cash, cash equivalents and short-term investment balances as of September 30, 2018 decreased $5.2 million compared to such balances as of December 31, 2017.  This decrease was mainly due to net cash flow used in operating activities, as described in the Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2018. Our cash, cash equivalents and investment balances may fluctuate during the remainder of fiscal 2018 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

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

In October 2018, we publicly announced our intention to raise $3 million from our stockholders through the sale of common shares of VMSO representing approximately 80 percent of VMSO’s outstanding shares. Following the sale, we will own preferred shares representing approximately 20 percent of outstanding shares of VMSO.  We will provide substantially all of the personnel, facilities and equipment required for the activities of the subsidiary under a shared services agreement and will be reimbursed for such support on a basis intended to cover our costs. We currently anticipate that our Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder, Dr. Pehong Chen, will be the sole investor in the financing of VMSO, which is anticipated to be completed on or about December 31, 2018. VMSO will hold all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the MVN development project. We intend to use the proceeds of the VMSO financing to continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts, including with respect to our MVN initiatives, and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We have implemented a series of cost reduction plans since the second half of 2017 and have since continued to implement cost reduction plans to reduce the cost of our operations. Management may implement further cost reductions or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. For more information, see Note 8 of the Notes to our Condensed Consolidated Financial Statements.

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

The following table represents our liquidity at September 30, 2018 and December 31, 2017 (dollars in thousands):

	September 30,	December 31,
	2018	2017

Cash and cash equivalents	$4,349	$8,560
Short-term investments	$-	$1,000
Working capital	$3,318	$7,649
Working capital ratio	2.43	2.87

Cash Used In Operating Activities

Cash used in operating activities was $5.3 million for the nine months ended September 30, 2018, and was primarily attributable to a $5.4 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used in operating activities was $6.9 million for the nine months ended September 30, 2017, primarily attributable to a $7.4 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Provided By Investing Activities

Cash provided by investing activities was $1.0 million for the nine months ended September 30, 2018.  Cash provided by investing activities was $6.0 million for the nine months ended September 30, 2017.  Cash provided by investing activities for the nine months ended September 30, 2018 was primarily due maturities of short-term investment. Cash provided by investing activities in both periods was primarily related to the net maturities of short-term investments.

Cash Provided By Financing Activities

Cash provided by financing activities was $9,000 for the nine months ended September 30, 2018. Cash provided by financing activities was $64,000 for the nine months ended September 30, 2018. Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Leases and Other Contractual Obligations

As of September 30, 2018, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2018 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

On January 1, 2018, we adopted a new revenue recognition standard, Revenue from Contracts with Customers (Topic 606), which was issued by FASB in May 2014. See Note 1 of the Notes to our Condensed Consolidated Financial Statements included elsewhere in this Quarterly Report for additional discussion of our accounting changes related to our adoption of this standard. There have been no other material changes in our critical accounting policies, estimates and judgments during the three month period ended September 30, 2018 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2017, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of September 30, 2018, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

On January 1, 2018, we adopted a new revenue recognition standard, Topic 606, which was issued by FASB in May 2014. We are continuing to adjust our internal controls as a result of our adoption of Topic 606 but do not expect there will be material changes. There has been no other change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures are designed to provide reasonable assurance of achieving their objectives and our Chief Executive Officer and Interim Chief Financial Officer has concluded that our disclosure controls and procedures are effective at that reasonable assurance level.  However, our management, including our Chief Executive Officer and Interim Chief Financial Officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within our Company have been detected.

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

We have implemented a series of cost reduction plans since the second half of 2017 and have since continued to implement cost reduction plans to reduce the cost of our operations.” Management may implement further cost reductions or seek financing from third parties as needed to ensure that our cash and cash equivalents and short-term investments are sufficient to fund operations for the next twelve months.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of September 30, 2018, we had an accumulated deficit of approximately $1.3 billion.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended September 30, 2018, approximately 47% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 50% and 49% revenues for each of the nine months of 2018 and 2017, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 39% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of September 30, 2018. Accordingly, changes in the value of foreign currencies relative to the U.S. dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

Following our anticipated VMSO financing, our ability to benefit from our MVN initiatives as well as our Clearvale and Vmoso platforms will be significantly reduced.

In September 2018, we formed a new company, VMSO, which will develop, launch, operate and expand MVN. In October 2018, we publicly announced our intention to raise $3 million from our stockholders through the sale of common shares of VMSO representing approximately 80 percent of VMSO’s outstanding shares. Following the sale, we will own preferred shares representing approximately 20 percent of outstanding shares of VMSO.  We will provide substantially all of the personnel, facilities and equipment required for the activities of the subsidiary under a shared services agreement and will be reimbursed for such support on a basis intended to cover our costs. We currently anticipate that our Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder, Dr. Pehong Chen, will be the sole investor in the financing of VMSO, which is anticipated to be completed on or about December 31, 2018. VMSO will hold all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the MVN development project. As a result, after the VMSO financing is consummated, our share of the potential upside, but also our exposure to the development and commercialization cost, of Clearvale, Vmoso and MVN will be significantly reduced.

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

As of September 30, 2018, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

In November 2017, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market as our stockholders’ equity had decreased from $12.1 million at June 30, 2017 to $9.7 million at September 30, 2017. We are required to meet specified listing criteria in order to maintain our listing on the Nasdaq Capital Market. If we fail to satisfy the Nasdaq Capital Market’s continued listing requirements, our common stock could be delisted from the Nasdaq Capital Market, in which case we may be able to transfer to the over-the-counter bulletin board. For example, Nasdaq Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. At September 30, 2018, our stockholders’ equity was approximately $3.0 million. If our stockholders’ equity falls below $2.5 million, the Nasdaq Capital Market may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price has been highly volatile.

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $1.59 per share to $5.95 per share between October 1, 2016 and September 30, 2018. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Not applicable.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

On November 5, 2018, the Board of Directors established December 27, 2018 as the date of our 2018 Annual Meeting. In addition, the Board established the close of business on November 5, 2018 as the record date for determining stockholders entitled to receive notice of and to vote at the Annual Meeting. The Board established November 15, 2018 as the deadline for a timely submission for stockholder proposals for inclusion in the proxy statement under Rule 14a-8 and for stockholder proposals other than under Rule 14a-8.

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2018 and December 31, 2017, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2018 and 2017, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2018 and 2017, and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

BROADVISION, INC.

Date: November 14, 2018	By:	/s/ Pehong Chen
Pehong Chen
President, Chief Executive Officer and Interim Chief Financial Officer