Form 10-K
period 2018-12-31
BROADVISION INC
filed 2019-04-01
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-K

FOR ANNUAL AND TRANSITION REPORTS PURSUANT TO SECTIONS 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
(Mark One)
☑ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2018
OR
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission File Number 001-34205

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

460 Seaport Court, Suite 102
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

Large accelerated filer ☐  Accelerated filer ☐  Non-accelerated filer ☑  Smaller reporting company ☑Emerging growth company  ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).

Yes ☐ No ☑

As of June 30, 2018, based on the closing sales price of the registrant’s common stock on The Nasdaq Capital Market, 3,309,720 shares of the registrant’s common stock, having an aggregate market value of approximately $6,520,148 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of February 28, 2019, the registrant had 5,057,344 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

The information required by Part III of this Annual Report on Form 10-K is incorporated herein by reference to the Registrant’s definitive proxy statement relating to the 2019 Annual Meeting of Stockholders to be filed, or will be filed as an amendment to this Annual Report, with the U.S. Securities and Exchange Commission not later than 120 days after the end of the fiscal year to which this report relates.

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K

YEAR ENDED DECEMBER 31, 2018

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries, including its consolidated variable interest entity, Vmoso, Inc. (“VMSO”).  BroadVision, Clearvale, the Clearvale logo, and Interleaf are our or VMSO’s registered trademarks in the United States and/or other countries. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders.

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

Corporate Information

We were incorporated in Delaware in 1993 and have been a publicly traded corporation since 1996. From 2001 to date, our annual revenue has declined and as of December 31, 2018, we had an accumulated deficit of approximately $1.3 billion. The majority of our accumulated deficit to date has resulted from non-cash charges associated with our 2000 acquisition of Interleaf, Inc. and restructuring charges related to excess real estate lease obligations.

Our principal executive offices are located at 460 Seaport Court, Suite 102, Redwood City, CA 94063. Our telephone number is (650) 331-1000. Our website address is www.broadvision.com. We make available free of charge through our website our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and all amendments to these reports as soon as reasonably practicable after filing, by providing a hyperlink to the Securities and Exchange Commission's website (www.sec.gov) directly to our reports. The contents of our website are not incorporated by reference into this report.

Recent Developments

On January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with Vmoso, Inc., a Delaware corporation (“VMSO”), for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other assets valued by our Board of Directors at $745,000. The contributed assets represent substantially all of the intellectual property and other assets relating to our Clearvale and Vmoso platforms, including our current Clearvale and Vmoso products and our My Vmoso Network (“MVN”) development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by our company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share.

On January 2, 2019,  Dr. Pehong Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, purchased 3,000,000 shares of VSMO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO.

On January 2, 2019, we entered into a Services and Facilities Agreement (the “Intercompany Agreement”), with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The Intercompany Agreement became effective as of January 1, 2019 and shall continue for a period of one year, unless earlier terminated, and shall be renewable upon written consent from both parties.

We and VMSO anticipate that, pursuant to the Intercompany Agreement, we will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Intercompany Agreement are generally intended to permit us to recover the cost to us of providing these personnel, facilities, and equipment.

Since Dr. Chen is both our President, Chief Executive Officer, Interim Chief Financial Officer and our largest stockholder, as well as the President and Chief Executive Officer and majority shareholder of VMSO, we are deemed under common control with VMSO and will treat VMSO as a consolidated variable interest entity and will consolidate its financial results with ours. Similarly, we also discuss Clearvale, Vmoso and MVN as ours throughout this annual report even though they are now owned by VMSO. However, as a result of the consummation of the VMSO financing, our share of the potential upside, but also our exposure to the development and commercialization cost, of Clearvale, Vmoso and MVN has been significantly reduced.

Industry Background

E-business has become an integral part of work life and organizations are looking for ways to reduce costs, improve productivity and increase revenues by moving their business onto mobile and cloud platforms. By providing a way to quickly assemble and engage employees and customers via mobile and cloud-based solutions, organizations can deliver better engagement experiences to get more done with fewer resources.  A significant number of industry analysts have highlighted the ways in which organizations can reduce costs and improve customer satisfaction by implementing mobile and cloud solutions which can leverage key resources anytime and from anywhere. In addition to accelerating the response time to customers, e-business engagement applications also enable organizations to deliver higher quality services through more effective collaboration among providers of products and services.

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

3.

Clearvale is VMSO’s enterprise social network solution, aimed at revolutionizing enterprise knowledge flows.  Beyond individual social networks, it organizes multiple social networks into ecosystems, and manages them coherently.  It has three variations.  Clearvale Express is free, for entry-level capabilities; Clearvale Enterprise is for full capabilities.  VMSO operates these two variations as SaaS over the cloud.   The third variation, Clearvale PaasPort is a platform for partners who want to resell VMSO’s enterprise social network solution.

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

6.

Vmoso is VMSO’s cloud application for conducting virtual enterprise communication, mobile workgroup collaboration, and social business engagement. It unifies five workplace activities in one platform: email, instant messaging, content sharing, workflow, and social networking. It empowers users and their extended organizations to communicate and collaborate whenever, wherever and on whatever device they choose, allowing for greater productivity in less time and at lower cost.

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

Library of Services

These services are modular building blocks that extend the capabilities of our various frameworks.   Some of the services are pre-packaged into our applications and platforms. These include:

a.	Portal Services for organizing and presenting information with navigation hierarchy, content categorization, personalization, and plugable portlets for integration.
b.	Commerce Services for transacting business on the web with catalog management, pricing, shopping cart, checkout and order management capabilities.
c.	Process Services for transforming people-intensive processes and collaborations into web-based self-service applications rapidly.
d.	Content Services for managing web content throughout its lifecycle: creation, review, approval, version control, deployment, distribution and audit trail.
e.	Staging Services for moving content from multiple development environments to production environment.
f.	Search for full-text and field searching of online content and referenced external files with relevance ranking. It also supports query searches using a broad spectrum of search operators.
g.	Unified Stream Services for unification and integration of information from various sources presented in time and sort preferences.
h.	Notification/Push Services: Event driven services utilized to deliver notifications via various messaging platforms.
i.	Migration Services data moving across platforms.

Services

We provide a full spectrum of global consulting services to customers to realize the value from their investment in BroadVision’s solutions. These consulting services include: business consulting; implementation services; integration and package services; upgrade and migration services; and performance tuning. In addition, we also enable our partners so that they can offer these services to their end customers.

Vmoso Enterprise Transformation (VET)

Vmoso Enterprise Transformation, or VET, is a proprietary implementation approach for the Vmoso collaborative solution. When you enroll in VET, our BroadVision Global Services representative will take you through a process of planning, establishing and refining your communication, collaboration and engagement practices. This is an iterative process to instill new habits and ways of working that supports the way you are currently working—it’s a  gradual transformation, not a dramatic shift. This can lead to an empowered and organized workforce, engaged and delighted customers, and a productive organization with an improved bottom line.

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

Customers

For the year ended December 31, 2018, no customer accounted for 10% or more of our total revenues. For the year ended December 31, 2017, Indian Railways Catering and Tourism Corporation Limited accounted for 13% of our total revenues and NTT Communications Corporation (NTTCC) accounted for 11% of our revenues. We do not believe that the loss of any single customer would have a material adverse effect on our business or results of operations.

Sales and Marketing

We market our products primarily through a direct sales organization with operations in North America, Europe and Asia/Pacific. On December 31, 2018, our direct sales organization included 6 sales representatives, managers and sales support personnel.

We have sales offices located throughout the world to support the sales and marketing of our products. In support of the Americas organizations, offices located in the United States are in California and Massachusetts.  Offices for our Europe region are located in Italy.  Our sales and marketing offices in the Asia Pacific/Japan/India region are located in Taiwan and Japan.

We derive a significant portion of our revenue from our operations outside North America. For the year ended December 31, 2018, approximately 49% of our revenues were derived from international sales. For the year ended December 31, 2017, approximately 53% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

Initial sales activities typically involve discussion and review of the potential business value associated with the implementation of a BroadVision solution, a demonstration of our applications’ capabilities online or at the prospect's site, followed by one or more detailed technical reviews. The sales process usually involves collaboration with the prospective customer in order to specify the scope of the solution. Our Global Services Organization helps customers to customize, develop and deploy their e-business solutions.

As of December 31, 2018, we had 2 employees engaged in a variety of marketing activities, including product planning, marketing material development, public relations, identifying potential customers, establishing and maintaining close relationships with recognized industry analysts and maintaining our website.

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

Intellectual Property and Other Proprietary Rights

Our success and ability to compete are dependent to a significant degree on our proprietary technology. VMSO holds a U.S. patent, issued  in 2017, on systems and methods for secure sharing of task data over one or more networks. This patent will expire in March of 2037. VMSO also holds a U.S. patent, issued in 2014, on the unique concepts and features in our online solution that allows subscribers to connect with other people and share tasks and content. The patent will expire in January 2034. In addition, we hold a patent issued in 2004 on mechanisms for translating between a word processing document and an XML file. This patent will expire in March 2020. Although we hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, to determine the validity and scope of the proprietary rights of others, or to defend against claims of infringement or invalidity. We cannot guarantee that infringement or other claims will not be asserted or prosecuted against us in the future, whether resulting from our intellectual property or licenses from third parties. Claims or litigation, whether successful or unsuccessful, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Research and Development

As of December 31, 2018, we had 23 employees dedicated to research and development. Our research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses are expensed as incurred. Our future success depends, in part, upon our ability to develop new products and new versions of our products with new and expanded features. We believe that continued investment in our technology is important for our future growth, and as a result, we expect to incur material research and development expenses for the foreseeable future.

Research and development expenses were $5.0 million for the year ended December 31, 2018, and $6.6 million for the year ended December 31, 2017.

Employees

As of December 31, 2018, we employed a total of 44 full-time employees, of whom 19 are based in North America, 13 in Europe and 12 in Asia. Of these full-time employees, 6 are in sales and marketing, 23 are in product development, 8 are in global services and client support, and 7 are in operations, administration and finance.

We believe that our future success depends on attracting and retaining highly skilled personnel. We may be unable to attract and retain high-caliber employees. Our employees are not represented by any collective bargaining unit. We have never experienced a work stoppage and consider our employee relations to be good.

Executive Officers

Our executive officer and his age and positions as of year end are in the table below.

5
Name	Age	Position
Pehong Chen	61	Chairman, President,Chief Executive Officer and Interim Financial Officer

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

Following our VMSO financing in 2019, our ability to benefit from our Clearvale and Vmoso platforms and our MVN initiatives have been significantly reduced.

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Intercompany Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the MVN development project. While we consolidate VMSO with our financial results for purposes of U.S. GAAP as it is under common control with us, as a result of the consummation of the VMSO financing, our share of the potential upside, but also our exposure to the development and commercialization cost, of Clearvale, Vmoso and MVN has been significantly reduced.

We continue to introduce new products, services and technologies and our business will be harmed if we are not successful in selling these offerings to our existing customers and new customers.

We entered into the business of ESN with the initial release of Clearvale in 2009.  We announced the integration of Clearvale’s social and mobile capabilities into our legacy products, as BroadVision 9 in 2013. We have been actively enhancing Clearvale, by adding new functions and editions. We have spent significant resources in developing these offerings and training our employees to implement, support, operate, sell and market the offerings.  In February 2015, we launched our newest communication and collaboration offering, Vmoso, and we announced a major incremental release of our Vmoso platform with a range of new functionality across several key modules in September 2016. To date, our Vmoso, Clearvale and BroadVision 9 offerings have only contributed to a minor portion of our revenue, and in January 2019, we transferred our Clearvale and Vmoso platforms to our consolidated subsidiary, VMSO, which will continue the commercialization of these products. We do not yet know whether any of these new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we have performed extensive testing of our products and technologies, their broad-based implementation may require more support than we anticipate, which would further increase our expenses. If sales of our new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease and we may not be able to operate profitably.

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

We have implemented cost reduction plans since the second half of 2017 to reduce our cash needs and reduced the cost of our operations by approximately $5 million in 2018. In January 2019, we completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder, Dr. Chen, and VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, reducing our exposure to future development and commercialization cost of Clearvale, Vmoso and MVN.  However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our liabilities as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of December 31, 2018, we had an accumulated deficit of approximately $1.3 billion.

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

We derive a significant portion of our revenue from our operations outside North America. In the year ended December 31, 2018, approximately 49% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. VMSO holds a U.S. patent, issued in March 2017, related to the secure sharing of task data over one or more networks, and another U.S. patent, issued January 2014, on the elements of creating and sharing tasks over one or more networks. We also hold a U.S. patent, issued in January 2004, on elements of the BroadVision platform, which covers mechanisms for translating between a word processing document and an XML file. Although we and VMSO hold these patents, they may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us or VMSO as a result of the use by third parties of our or VMSO’s products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

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

Cyber-attacks and other malicious Internet-based activity continue to increase generally in our industry. If any breach of the security technology embedded in our products or hosted Cloud operations were to occur, we would be exposed to liability and our reputation could be harmed, which could cause us to lose customers. A significant barrier to online commerce, portal, social networking and enterprise software is the secure exchange of valuable and confidential information over public networks. We rely on encryption and authentication technology, such as Open SSL, public key cryptography, encryption algorithms RC2 and MD5, digital certificates and HTTPS, to provide the security and authentication necessary to affect the secure exchange of confidential information. Advances in computer capabilities, new discoveries in the field of cryptography, new hacking methods, security holes in 3rd-party components (such as operating system bugs) or other events or developments could cause a breach of the above measures that we use to protect customer data and identity.

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

Our performance substantially depends on the performance of our management team. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or highly skilled technical and managerial personnel, particularly our founder, Chief Executive Officer, President and Interim Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. Effective as of March 7, 2018, Peter Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management. In connection with Mr. Chu’s resignation, Dr. Chen was appointed as our Interim Chief Financial Officer. As a result of this change, Dr. Chen has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business.  Changes in our organization as a result of Mr. Chu’s departure may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we find and integrate a replacement for Mr. Chu, and unless his replacement is able to succeed in the position, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. The loss of the services of our officers or other personnel also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have reduced our workforce significantly from 104 full-time employees as of December 31, 2017 to 44 full-time employees as of December 31, 2018, and implemented other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

In addition, the collection and use of personal data in the European Union, previously governed by the provisions of the Data Protection Directive, were replaced with the General Data Protection Regulation, or GDPR, in May 2018. GDPR imposes several requirements relating to the collection, use, processing and transfer of personal data, such as requirements for using consent or other legal grounds to process personal data, providing information to individuals about how their personal data is used, maintaining adequate security and data protection measures, giving data breach notifications, complying with individuals’ requests to access, correct or delete their personal data and using third party processors of personal data. GDPR also maintains the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. GDPR introduced substantial potential fines for violations and increase our responsibility and liability in relation to personal data that we process. To comply with the GDPR we are required to put in place additional technical and administrative measures and controls mechanisms. This may be onerous and failure to comply with GDPR may adversely affect our business, financial condition, results of operations and prospects.

We may not have adequate back-up systems, and natural or manmade disasters could damage our operations, reduce our revenue and lead to a loss of customers.

We may not have adequate back-up and redundant systems for both customer-used service and internal information technology. A natural or manmade disaster could severely harm our business because our service and operation could be interrupted for an indeterminate length of time. Our operations depend upon our ability to maintain and protect our computer systems at our facility in Redwood City, California, which resides on or near known earthquake fault zones. These systems are vulnerable to damage from fire, floods, earthquakes, power loss, cyber-attacks, acts of terrorism, telecommunications failures and similar events. We also have significantly reduced our workforce since 2000, which has placed different requirements on our systems and has caused us to lose personnel knowledgeable about our systems, both of which could make it more difficult to quickly resolve system disruptions. Disruptions in our internal business operations could harm our business by resulting in delays, disruption of our customers' business, loss of data, and loss of customer confidence.

We are subject to foreign currency exchange risk.

A total of 49% and 53% of our fiscal year 2018 and 2017 revenues, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 49% of our cash and cash equivalents as well as investments were denominated in foreign currencies as of December 31, 2018. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

Additionally, the current U.S. presidential administration has called for substantial changes to foreign trade policy and has raised the possibility of imposing significant increases in tariffs on international trade. We also rely on various U.S. corporate tax provisions related to international commerce. If we are subject to new regulations, or if restrictions and tariffs increase our operating costs in the future, and we are not able to recapture those costs from our customers, or if such initiatives regulations, restrictions and tariffs make it more difficult for us to compete in overseas markets, our business, financial condition and results of operations could be adversely impacted.

Risks related to VMSO’s MVN initiatives

VMSO has no history operating and managing a platform utilizing blockchain-based technology, which makes it difficult to evaluate its ability to generate revenue through operation of such a platform, and at the date of this filing, VMSO has not generated revenue from any blockchain-based products.

VMSO has no history or experience developing or operating a platform utilizing blockchain-based technology, such as MVN, which makes it difficult to evaluate its prospects for success with the MVN initiative. VMSO is likely to encounter risks and difficulties frequently experienced by growing companies in rapidly developing and changing industries, including challenges in forecasting accuracy, determining appropriate uses of our limited resources, gaining market acceptance, managing a complex regulatory landscape and developing new products. VMSO is still developing MVN and MVT, has not generated revenue from any blockchain-based products and may never generate revenue from MVN, MVT or any blockchain-based product or platform.

VMSO’s management has relatively little experience in the blockchain technology industry.

VMSO’s management only recently determined to dedicate significant corporate resources and management efforts towards the exploration of, and investment in, utilizing blockchain technology to develop MVN and MVT. VMSO’s management has limited experience in the blockchain technology industry.  As a result, VMSO’s management may be unable to successfully develop, launch, implement and maintain MVN and MVT.

Even if VMSO successfully develops MVN, it may not be able to successfully market and launch MVN, or MVN and MVT may not be widely adopted.

MVN, if successfully developed, may not meet customer or user expectations. Furthermore, despite VMSO’s efforts to develop and complete the launch of, and subsequently to maintain, MVN and MVT, it is possible that they will experience malfunctions or otherwise fail to be adequately secured and maintained. VMSO may not have or may not be able to obtain the technical skills, expertise, or regulatory approvals needed to successfully develop MVN and MVT and progress them to a successful launch.  In addition, there are significant legal and regulatory considerations that will need to be addressed in order to develop and maintain MVN, and addressing such considerations will require significant time and resources. There can be no assurance that VMSO will be able to develop MVN in such a way that achieves all of the features we anticipate that it will provide, or that the features provided will be sufficient to attract a significant number of users such that MVN and MVT will be widely adopted.   If VMSO is not successful in its efforts to demonstrate to customers and users the utility and value of MVN, there may not be sufficient demand for MVN and MVT, and its business would be materially adversely affected.

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

We and our subsidiaries including VMSO are, and MVN, if developed and launched, may be, subject to cyber-attacks, security risks and risks of security breaches. This is an especially significant risk for MVN, since its success is completely dependent on large numbers of consumers placing enough trust in the MVN’s security to store their sensitive personal data on the network. An attack or a breach of security could result in a loss of private data, lost or stolen cryptocurrency tokens and an interruption of functionality or inability to access MVN for an extended period of time. Any such attack or breach could adversely affect our ability to effectively operate MVN, attract new users to MVN and retain existing users of MVN, which could have a material adverse effect on our operations and financial condition. Such an attack may also damage our reputation and any breach of data security that exposes or compromises the security of any of the private digital keys used to authorize or validate transactions within MVN, or that enables any unauthorized person to generate any of the private digital keys, could result in lost or stolen cryptocurrency tokens. The occurrence of any of the foregoing could result in claims against us and could have a material adverse effect on us and the holders of our common stock.

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

Market prices for publicly traded common stock such as our common stock often are subject to arbitrary pricing factors that are not necessarily directly associated with traditional factors that influence stock prices or the value of non-cryptocurrency assets such as revenue, cash flows, profitability, growth prospects or corporate events such as new product introductions, entry into major contracts or achievement of other corporate milestones.  As VMSO develops, launches and implements MVN, the market price of shares of our common stock may be influenced by investors’ perception of and speculative expectations regarding existing blockchain assets such as Bitcoin and Ether as well as future anticipated adoption or appreciation in value of cryptocurrencies, such as MVT, or overall growth in and demand for blockchain-based technologies, factors over which we and VMSO have little or no influence or control.  If investors view our business and the value of our common stock as dependent upon or linked to the value or growth of cryptocurrencies generally or blockchain assets, the price of such cryptocurrencies or blockchain asset may influence significantly the market price of shares of our common stock.  The prices of blockchain assets such as Bitcoin have historically been subject to dramatic fluctuations and are highly volatile which may cause the market price of our common stock to experience significant volatility.

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

The growth of the blockchain industry in general, as well as the blockchain networks on which MVN will rely, is subject to a high degree of uncertainty. The factors affecting the further development of the cryptocurrency and cryptosecurity industries, as well as blockchain networks, include uncertainty regarding:

•	Worldwide growth in the adoption and use of cryptocurrencies, and other blockchain technologies;
•

Government and quasi-government regulation of cryptocurrencies and other blockchain assets and their use, or restrictions on or regulation of access to and operation of blockchain networks or similar systems;

•	The maintenance and development of the open-source software protocol of the blockchain networks;
•	Changes in consumer demographics and public tastes and preferences;
•	The availability and popularity of other forms or methods of buying and selling goods and services, or trading assets including new means of using traditional currencies or existing networks;
•	General economic conditions and the regulatory environment relating to cryptocurrencies; and
•	The popularity or acceptance of Bitcoin or other blockchain-based tokens.

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

The development and operation of MVN and MVT may require VMSO to in-license technology and intellectual property rights.

VMSO’s ability to develop and operate MVN and MVT may depend on technology and intellectual property rights that it may license from unaffiliated third parties. If for any reason VMSO were to fail to obtain or develop the technology and intellectual property that MVN or MVT requires or fail to comply with its obligations under any material license agreement, MVN might be unable to operate effectively, which would have a material adverse effect on VMSO’s operations and financial condition and could have a material adverse effect on us.

MVN may face substantial competition from a number of known and unknown competitors. Alternative networks may be established that compete with or are more widely used than MVN.

It is possible that alternative networks or technologies could be established that utilize the same or similar open source code and protocol underlying MVN and attempt to facilitate services that are materially similar to the services and feature that VMSO intends to make available on MVN. Additionally, existing technologies that do not rely on blockchain technologies may perform better or be more trusted by consumers than MVN.  Competition with new and existing alternatives to MVN could negatively impact the success and adoption of MVN and MVT.

Risks related to BroadVision common stock

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of December 31, 2018, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

We do not currently meet the requirements for continued listing on the Nasdaq Capital Market, and our common stock could be delisted from trading, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

In November 2017, we transferred the listing of our common stock from the Nasdaq Global Market to the Nasdaq Capital Market as our stockholders’ equity had decreased from $12.1 million at June 30, 2017 to $9.7 million at September 30, 2017. We are required to meet specified listing criteria in order to maintain our listing on the Nasdaq Capital Market. Nasdaq Rule 5550(b)(1) requires companies listed on the Nasdaq Capital Market to maintain a minimum of $2.5 million in stockholders’ equity for continued listing. As our stockholders’ equity at December 31, 2018 was $1.4 million, we expect that the Nasdaq Capital Market will take formal action and determine that we are no longer suitable for listing and may commence delisting procedures, in which case we may be able to transfer to the over-the-counter bulletin board. Any potential delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.

Our stock price has been highly volatile.

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $5.95 per share to $0.99 per share between January 1, 2017 and December 31, 2018. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

As of December 31, 2018, we leased approximately 5,026 square feet of office space, consisting of

•	Our headquarters of 2,067 square feet at Seaport Court in Redwood City, California, used for research and development, technical support, sales, marketing, consulting, training and administration;
•	Small regional offices used primarily for sales, marketing and customer services in Waltham, MA; Rome and Milan, Italy; Tokyo, Japan; and Taipei, Taiwan.

We fully occupied all of our leased office spaces as of December 31, 2018.  We believe our facilities are suitable for their respective uses and are adequate to support our current and anticipated volume of business.

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

	High	Low
Fiscal Year 2018
First Quarter	$3.85	$2.30
Second Quarter	3.10	1.77
Third Quarter	2.60	1.59
Fourth Quarter	2.10	0.99
Fiscal Year 2017
First Quarter	$5.95	$4.50
Second Quarter	5.45	3.90
Third Quarter	4.50	3.57
Fourth Quarter	4.50	2.66

As of February 28, 2019, there were 195 holders (not including beneficial holders of common stock held in street name) of record of BroadVision common stock. On February 28, 2019, the closing price reported on the Nasdaq Capital Market for BroadVision common stock was $1.64 per share.

We have never declared or paid cash dividends on our common stock, and currently do not plan to pay any cash dividends in the foreseeable future.

Unregistered Sales of Equity Securities

None.

Issuer Purchases of Equity Securities

None.

ITEM 6. SELECTED FINANCIAL DATA

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

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

Our objective is to further our position as a global supplier of innovative e-business solutions with the addition of enterprise collaboration and engagement solutions.  Together with our legacy Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, our enterprise collaboration and engagement solutions are designed to enhance the communication, collaboration and knowledge management capabilities of organizations with their customers, partners and employees to improve productivity and efficiency.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total 2018 revenues of $5.1 million were lower compared to total 2017 revenues of $6.4 million, primarily due to a decrease in legacy revenue from Quicksilver and K2. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

Recent Developments

MyVmoso Network Product Development Initiatives

In 2018, we began working on initiatives to develop and advance a new platform, MyVmoso Network (MVN), a personal digital hub that will utilize our Vmoso platform in conjunction with blockchain technology to act as a bank for consumers’ personal data, as well as provide secure, personalized, persistent, symmetrical engagement channels between consumers and the businesses with which they have relationships. MVN is being developed to provide secure storage for important data such as health records, financial transactions, product purchases and warranties, such that users can trust, unify, manage and monetize their personal data. MVN is being designed to provide:

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

MVN is intended to be made available to consumers at no charge, and MVN users will be able to receive compensation for various actions in the form of a new cryptocurrency called the My Vmoso Token (MVT) or possibly an existing cryptocurrency. Examples of the types of actions that would entitle a user to receive cryptocurrency tokens from third parties include loading personal profile information, purchasing history and other personal data into the network, allowing a third party to use personal data for a specified purpose, and responding to a third-party product offer or survey. Compensation would be made through small transaction fees paid by the third parties.

VMSO Financing

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Intercompany Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the MVN development project. While we consolidate VMSO with our financial results for purposes of U.S. GAAP as it is under common control with us, as a result of the consummation of the VMSO financing, our share of the potential upside, but also our exposure to the development and commercialization cost, of Clearvale, Vmoso and MVN has been significantly reduced.

Since Dr. Chen is both our President, Chief Executive Officer, Interim Chief Financial Officer and our largest stockholder, as well as the President and Chief Executive Officer and majority stockholder of VMSO, we are deemed under common control with VMSO and will treat VMSO as a consolidated variable interest entity and will consolidate its financial results with ours commencing with the first quarter of 2019. See Note [11] of the Notes to our Consolidated Financial Statements for additional information.

Obligations to Related Parties

BVD and BVOD

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our CEO and largest stockholder. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of “Funds” from “Capital Transactions” (as such terms are defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A “capital transaction” under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a “Capital Transaction,” in which case the net profits are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation, the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $1.8 million and $2.3 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2018 and 2017, respectively. These payments in part covered services rendered outside of the applicable twelve month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

The 20 Class B Shares of BVD represent a non-controlling interest. We allocate profits and losses of BVD to the non-controlling interest under the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, the profits and losses are allocated by reference to the profit sharing provisions in the BVD Operating Agreement assuming liquidation of BVD at its book value at the end of each reporting period. Profits and losses allocated to the balance of such interest under the HLBV method have not been material.

VMSO

As discussed under “Recent Developments” above, on January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with VMSO for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other assets valued by our Board of Directors at $745,000. The contributed assets represent substantially all of the intellectual property and other assets relating to our Clearvale and Vmoso platforms, including our current Clearvale and Vmoso products and our MVN development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by our Company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share.

Pursuant to the financing plan that we announced in October 2018, on January 2, 2019, Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, purchased 3,000,000 shares of VSMO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO.

On January 2, 2019, we entered into the “Intercompany Agreement”, with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The Intercompany Agreement became effective as of January 1, 2019 and shall continue for a period of one year, unless earlier terminated, and shall be renewable upon written consent from both parties.

We and VMSO anticipate that, pursuant to the Intercompany Agreement, we will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Intercompany Agreement are generally intended to permit us to recover the cost to us of providing these personnel, facilities, and equipment.

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

Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605.  See Note [1] of the Notes to our Consolidated Financial Statements included elsewhere in this Annual Report for additional discussion of our accounting changes related to our adoption of this standard.

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

Software License Revenues – Products with Ratably-Recognized Revenue

Licenses for products with ratably-recognized revenue consist of cloud offerings (such as Vmoso, Clearvale and Clear) that allow customers to use software over the subscription period without taking possession of the software. Revenue related to these licenses is recognized ratably over the contract period. We receive payments from our customers in advance based on billing schedules established in each contract.  Upfront payments are recorded as deferred revenue and are recognized as revenue as we perform our obligations under these contracts.

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

Receivable Reserves

Occasionally, our customers experience financial difficulty after we recognize the sale but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 60 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2018, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, we would write it off against the receivable reserve.

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

We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined that it is more likely than not that some portion or all of the deferred tax asset will not be realized based upon the uncertainty of their realization. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance. Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, will not materially impact our balance sheet or statement of operations. See Note 5 – Income Taxes in the Notes to our Consolidated Financial Statements (Part II, Item 8 of this Form 10-K) for the Tax Act’s impact to our net deferred tax assets.

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

	Years Ended December 31,
	2018	2017
Revenues:
Software licenses	55%	55%
Services	45	45
Total revenues	100	100
Cost of revenues:
Cost of software revenues	3	3
Cost of services	36	47
Total cost of revenues	39	50
Gross profit	61	50
Operating expenses:
Research and development	99	103
Sales and marketing	36	58
General and administrative	61	59
Total operating expenses	196	220
Operating loss	(135)	(170)
Other income (loss), net	(4)	12
Loss before income taxes	(139)	(158)
Benefit (provision) for income taxes	1	2
Net loss	(138)%	(156)%

Results of Operations

Revenues.    License revenue from the sales of software licenses for the year ended December 31, 2018 was $2.8 million, down $0.7 million, or 20% from $3.5 million for the year ended December 31, 2017. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the year ended December 31, 2018 was $1.8 million, up $0.1 million or 6% from $1.7 million for the year ended December 31, 2017.  Consulting service revenue, which is generally related to services in connection with our licensed software, for the year ended December 31, 2018, was $0.5 million, down $0.7 million, or 58% from $1.2 million for the year ended December 31, 2017. Total 2018 revenues of $5.1 million were lower compared to total 2017 revenues of $6.4 million. $1.3 million of the decrease in revenues was related to legacy revenue from Quicksilver and K2. We expect our revenues to continue to decrease primarily due to a decrease in legacy revenue from Quicksilver and K2.

Cost of software revenues.    Cost of software revenues includes the cost of our cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in, or bundled and sold with, our products.  Cost of software revenues for the year ended December 31, 2018 was $125,000, down $53,000, from $178,000 for the year ended December 31, 2017. The decrease was primarily due to the lower cost of our cloud hosting operation.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services.  Cost of services for the year ended December 31, 2018 was $1.8 million, down $1.2 million, or 40% from $3.0 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in employee-related costs as a result of headcount reduction and to a reduction in the use of third-party consultants on consulting projects.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses for the year ended

December 31, 2018 were $5.0 million, down $1.6 million, or 24% from $6.6 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in employee-related costs as a result of headcount reduction.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses for the year ended December 31, 2018 were $1.8 million, down $1.9 million, or 51% from $3.7 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in employee-related costs as a result of headcount reduction.

General and administrative.    General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  General and administrative expenses for the year ended December 31, 2018 were $3.1 million, down $0.6 million, or 16% from $3.7 million for the year ended December 31, 2017. The decrease was primarily due to a decrease in employee-related costs as a result of headcount reduction.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $67,000 and $129,000 in interest income for the years ended December 31, 2018 and 2017, respectively.  This decrease was primarily due to lower interest income from short-term investments which matured during 2018.

Other income (loss), net.   Other loss, net during the year ended December 31, 2018, was $0.3 million compared to other income, net, of $0.6 million for the year ended December 31, 2017. Other loss, net in 2018 and Other income, net in 2017 were primarily due to the remeasurement of the foreign currency exchange rate fluctuation on our Euro assets.

Benefit for income taxes.   The income tax benefit was $31,000 for the year ended December 31, 2018, compared to the income tax benefit of $112,000 for the year ended December 31, 2017. The tax benefit for the year ended December 31, 2018 was primarily due to intra-period tax allocation. The tax benefit for the year ended December 31, 2017 was primarily due to refundable Alternative Minimum Tax (AMT) credit resulted from the repeal of AMT by the Tax Cuts and Jobs Act.

Liquidity and Capital Resources

Background and Overview

For the year ended December 31, 2018, we had a net loss of $7.0 million and negative cash flow from operations of $7.1 million, and at December 31, 2018, we had working capital of $1.9 million. At December 31, 2018, we had $2.6 million in cash and cash equivalents and no short-term investments. Our combined cash, cash equivalents and short-term investment balances as of December 31, 2018 declined by $7.0 million compared to such balances as of December 31, 2017.  This decrease was mainly due to net cash used for operating activities, as described in the Consolidated Statements of Cash Flows for 2018.

Based on our current business plan, we believe that our existing cash, cash equivalents and investment balances will be sufficient to meet our working capital and operating resource expenditure requirements for the twelve months from the date of issuance of the Consolidated Financial Statements. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We have implemented cost reduction plans since the second half of 2017 to reduce our cash needs and reduced the cost of our operations by approximately $5 million in 2018. In January 2019, we completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder, Dr. Chen, and VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, reducing our exposure to future development and commercialization cost of Clearvale, Vmoso and MVN. However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

.

The following table represents our liquidity indicators at December 31, 2018 and 2017 (dollars in thousands):

	December 31,
	2018	2017
Cash and cash equivalents	$2,574	$8,560
Short-term investments	$-	$1,000
Working capital	$1,853	$7,649
Working capital ratio	1.98	2.87

Cash Used for Operating Activities

Cash used for operating activities was $7.1 million for fiscal year 2018, mainly attributable to a $7.0 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash used for operating activities was $9.6 million for fiscal year 2017, mainly attributable to a $9.9 million operating loss offset by noncash items and changes in operating assets and liabilities.

Cash Provided by Investing Activities

 Cash provided by investing activities in fiscal years 2018 and 2017 was $1.0 million and $7.0 million, respectively.  Cash provided by investing activities in both periods was primarily related to the purchase or maturities of short-term investments in bonds.

Cash Provided by Financing Activities

Cash provided by financing activities was $10,000 in fiscal year 2018. Cash provided by financing activities was $79,000 in fiscal year 2017. Cash provided by financing activities in both periods was primarily attributable to purchases of common stock under the Employee Stock Purchase Plan.

Off-Balance Sheet Arrangements

As of December 31, 2018, we had no off-balance sheet arrangements (as defined in Item 303(a)(4)(ii) of Regulation S-K under the Securities Exchange Act of 1934, as amended) that create potential material risks for us and that are not recognized in our Consolidated Balance Sheets as of December 31, 2018 and 2017.

Leases and Other Contractual Obligations

We lease our headquarters and other facilities under non-cancelable operating lease agreements, which expire at various dates during or before June 2020. Under the terms of the agreements, we are required to pay lease costs, property taxes, insurance, and normal maintenance costs.

We expect to incur significant operating expenses for the foreseeable future in order to execute our business plan.  As of December 31, 2018, total future minimum lease payments are $0.2 million under non-cancelable operating lease agreements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The following Consolidated Financial Statements and the related Notes thereto of BroadVision, Inc. and the Report of the Company’s Independent Registered Public Accounting Firm are filed as a part of this Form 10-K.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors

BroadVision, Inc.

Redwood City, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of BroadVision, Inc. and Subsidiaries (collectively, the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of comprehensive loss, stockholders’ equity, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes and financial statement Schedule II (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 1 to the accompanying consolidated financial statements, the Company has changed its method of accounting for revenue in 2018 due to the adoption of Financial Accounting Standards Board (United States) Accounting Standard Codification Topic No. 606, Revenue from Contracts with Customers.

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

April 1, 2019

We have served as the Company's auditor since 2006.

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$2,574	$8,560
Short-term investments	-	1,000
Accounts receivable, net of reserves of $193 and $293 as of December 31, 2018 and 2017, respectively	476	1,193
Prepaids and other	692	983
Total current assets	3,742	11,736
Property and equipment, net	15	35
Other assets	96	208
Total assets	$3,853	$11,979
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Accounts payable	$256	$434
Accrued expenses	847	1,658
Unearned revenue	449	1,187
Deferred maintenance	337	808
Total current liabilities	1,889	4,087
Other non-current liabilities	563	583
Total liabilities	2,452	4,670
Commitments and contingencies (Note 6)
Stockholders' equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 5,057 and 4,995 shares issued and outstanding as of December 31, 2018 and 2017, respectively
Additional paid-in capital	1,271,949	1,271,585
Accumulated other comprehensive loss	(1,435)	(1,558)
Accumulated deficit	(1,269,113)	(1,262,718)
Total stockholders' equity	1,401	7,309
Total liabilities and stockholders' equity	$3,853	$11,979

See Accompanying Notes to Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

	Years Ended December 31,
	2018	2017
Revenues:
Software licenses	$2,783	$3,467
Services	2,268	2,890
Total revenues	5,051	6,357
Cost of revenues:
Cost of software revenues	125	178
Cost of services	1,833	2,970
Total cost of revenues	1,958	3,148
Gross profit	3,093	3,209
Operating expenses:
Research and development	5,020	6,563
Sales and marketing	1,829	3,676
General and administrative	3,088	3,733
Total operating expenses	9,937	13,972
Operating loss	(6,844)	(10,763)
Other income (loss):
Interest income, net	67	129
Other income (loss), net	(254)	623
Total other income (loss)	(187)	752
Loss before income taxes	(7,031)	(10,011)
Benefit for income taxes	31	112
Net loss	(7,000)	(9,899)
Other comprehensive (loss) income , net of tax:
Foreign currency translation adjustment	123	(591)
Comprehensive loss	$(6,877)	$(10,490)
Earnings per share, basic and diluted:
Basic and diluted net loss per share	$(1.40)	$(1.99)
Shares used in computing:
Weighted average shares-basic and diluted	4,997	4,975

See Accompanying Notes to Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY

(In thousands)

	Common Stock
				Accumulated
			Additional	Other		Total
			Paid-in	Comprehensive	Accumulated	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balances as of December 31, 2016	4,958	$-	$1,270,649	$(967)	$(1,252,819)	$16,863
Net loss		-			(9,899)	(9,899)
Other comprehensive income (loss)				(591)		(591)
Stock-based compensation			857			857
Issuance of common stock from restricted stock awards	15	-	-			-
Issuance of common stock under employee stock purchase plan	22	-	79			79
Issuance of common stock from exercise of options	-	-	-			-
Balances as of December 31, 2017	4,995	-	1,271,585	(1,558)	(1,262,718)	7,309
Net loss		-			(7,000)	(7,000)
Other comprehensive income (loss)				123		123
Stock-based compensation			354			354
Issuance of common stock from restricted stock awards	56	-	-			-
Issuance of common stock under employee stock purchase plan	6	-	10			10
Cumulative effect of adoption of ASC 606 (see Note 1)					605	605
Balances as of December 31, 2018	5,057	$-	$1,271,949	$(1,435)	$(1,269,113)	$1,401

See Accompanying Notes to Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Years Ended December 31,
	2018	2017
Cash flows from operating activities:
Net loss	$(7,000)	$(9,899)
Adjustments to reconcile net loss to net cash used for operating activities:
Depreciation and amortization	22	32
Stock-based compensation	354	857
Loss on retirement of fixed assets	12
Provision of receivable reserves	(100)	115
Accumulated effect on accounting changes	605	-
Changes in operating assets and liabilities:
Accounts receivable	819	(412)
Prepaids and other	291	203
Other non-current assets	112	(61)
Accounts payable and accrued expenses	(990)	(151)
Unearned revenue and deferred maintenance	(1,209)	(158)
Other noncurrent liabilities	(20)	(151)
Net cash used for operating activities	(7,104)	(9,625)
Cash flows from investing activities:
Purchase of property and equipment	(15)	(7)
Purchase of short-term investments	-	(4,500)
Maturities of short-term investments	1,000	11,474
Net cash provided by investing activities	985	6,967
Cash flows from financing activities:
Proceeds from issuance of common stock, net	10	79
Net cash provided by financing activities	10	79
Effect of exchange rates on cash and cash equivalents	123	(591)
Net decrease in cash and cash equivalents	(5,986)	(3,170)
Cash and cash equivalents at beginning of year	8,560	11,730
Cash and cash equivalents at end of year	$2,574	$8,560

Supplemental disclosures of cash flows activities:
Cash paid for income taxes	$4	$15

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

Liquidity

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. During the year ended December 31, 2018, the Company had a net loss of $7.0 million and negative cash flow from operations of $7.1 million, and at December 31, 2018 the Company had a working capital of $1.9 million. At December 31, 2018, the Company has cash and cash equivalents of $2.6 million and no short-term investments. The Company has implemented cost reduction plans since the second half of 2017 to reduce the Company’s cash needs and reduced the cost of its operations by approximately $5 million in 2018. In January 2019, we completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder and VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, reducing our exposure to future development and commercialization cost of Clearvale, Vmoso and MVN. The Company’s cash on hand plus VMSO financing will be sufficient to fund operations for at least twelve months from the date of issuance of these consolidated financial statements.

However, further cost reductions may cause voluntary departures of highly skilled technical and managerial personnel, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our liabilities as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

 Revenue Recognition

On January 1, 2018, we adopted Accounting Standards Update No. 2014-09, Revenue from Contracts with Customers (Topic 606), which supersedes the revenue recognition requirements in Accounting Standards Codification (ASC) Topic 605, Revenue Recognition (Topic 605), using the modified retrospective transition method applied to those contracts which were not completed as of January 1, 2018. Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts have not been adjusted and continue to be reported in accordance with our historic accounting under Topic 605. The impact of adopting the new revenue standard is presented below in this Note 1.

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

Management determines the appropriate classification of short-term investments at the time of purchase and evaluates such designation as of each balance sheet date. All short-term investments to date have been classified as held-to-maturity and carried at amortized cost, which approximates fair market value, on our Consolidated Balance Sheets. Our held-to-maturity securities did not have any gross unrealized gains and losses as of December 31, 2018 and 2017, respectively. Our short-term investments matured during fiscal 2018 and no short-term investment was outstanding as of December 31, 2018. Total interest income for fiscal years 2018 and 2017 was $67,000 and $129,000, respectively.

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

 Advertising Costs

Advertising costs are expensed as incurred. Advertising expense, which is included in sales and marketing expense in the accompanying Consolidated Statements of Comprehensive Loss, amounted to $6,000 and $44,000 in 2018 and 2017, respectively.

Receivable Reserves

Occasionally, our customers experience financial difficulty after we recognize the revenue but before payment has been received. We maintain receivable reserves for estimated losses resulting from the inability of our customers to make required payments. Our normal payment terms are generally 30 to 60 days from the invoice date. If the financial condition of our customers were to deteriorate, resulting in their inability to make the contractual payments, additional reserves may be required. Losses from customer receivables in the two-year period ended December 31, 2018, have not been significant. If all efforts to collect a receivable fail, and the receivable is considered uncollectible, such receivable would be written off against the receivable reserve.

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

Cash deposits and cash equivalents in foreign countries of approximately $1.3 million and $1.6 million on December 31, 2018 and 2017, respectively, are subject to local banking laws and may bear higher or lower risk than cash deposited in the United States. As part of our cash and investment management processes, we perform periodic evaluations of the credit standing of the financial institutions and we have not sustained any credit losses from instruments held at these financial institutions. From time to time, our financial instruments maintained in our foreign subsidiaries may be subject to political risks or instability that may arise in foreign countries where we operate.

For the year ended December 31, 2018, no customer accounted for 10% or more of our total revenues. For the year ended December 31, 2017, Indian Railways Catering and Tourism Corporation Limited accounted for 13% of our total revenues and NTT Communications Corporation (NTTCC) accounted for 11% of our revenues.

For the year ended December 31, 2018, four customers each accounted for 10% or more of our total accounts receivable. For the year ended December 31, 2017, four customers each accounted for 10% or more of our total accounts receivable.

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

We measure the following financial assets at fair value on a recurring basis. The fair value of these financial assets as of December 31, 2018 and 2017 (in thousands) were as follows

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,628	$1,628	$-	$-
Money market funds	946	946	-	-
Total cash and cash equivalents	$2,574	$2,574	$-	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2017	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$4,266	$4,266	$-	$-
Money market funds	4,294	4,294	-	-
Total cash and cash equivalents	$8,560	$8,560	$-	$-
Fixed income securities
Corporate bonds - industrial	$1,000	$-	$1,000	$-
Total fixed income securities	$1,000	$-	$1,000	$-

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

Employee Benefit Plans

Amended and Restated 2006 Equity Incentive Plan: At our 2006 annual meeting held on August 8, 2006, our stockholders approved the adoption of our 2006 Equity Incentive Plan (the "Equity Plan"). At that time, our 1996 Equity Incentive Plan (the "Prior Equity Plan") was terminated and replaced by the Equity Plan. On January 21, 2009, our Board of Directors adopted the Amended and Restated BroadVision, Inc. 2006 Equity Incentive Plan (the "Amended and Restated Plan"), which was subsequently approved by our stockholders on April 30, 2009.  The Amended and Restated Plan includes an "evergreen" provision that provides for automatic annual increases in the number of shares authorized for issuance.  As of December 31, 2018, we had 1,037,306 shares of our Common Stock reserved for issuance under the Amended and Restated Plan.  In addition, the number of shares of our common stock available for issuance under the Plan will automatically increase on January 1st of each year for a period of ten years, commencing on January 1, 2010 and ending on (and including) January 1, 2019. Further, our Board of Directors may grant incentive or nonqualified stock options at prices not less than 100% of the fair market value of our Common Stock, as determined by the Board of Directors, at the date of grant. The vesting of individual options may vary but in each case at least 20% of the total number of shares subject to vesting will become exercisable per year. These options generally expire ten years after the grant date.

2000 Non-Officer Plan: In February 2000, we adopted our 2000 Non-Officer Plan under which 106,666 shares of common stock were reserved for issuance to selected employees, consultants, and our affiliates who are not Officers or Directors. As of December 31, 2018, we had 72,625 shares available for issuance under the 2000 Non-Officer Plan. Under the 2000 Non-Officer Plan, we may grant non-statutory stock options at prices not less than 85% of the fair market value of our common stock at the date of grant. Options granted under the 2000 Non-Officer Plan generally vest over two years and are exercisable for not more than ten years.

Employee Stock Purchase Plan: We also have a compensatory Employee Stock Purchase Plan (the "Purchase Plan") that enables employees to purchase, through payroll deductions, shares of our common stock at a discount from the market price of the stock at the time of purchase.

As of December 31, 2018, we had 64,067 shares available for issuance under the Purchase Plan. The Purchase Plan permits eligible employees to purchase common stock with a value equivalent to a percentage of the employee's earnings, not to exceed the lesser of 15% of the employee's earnings or $25,000 under Section 423(b)(8) of the Internal Revenue Code of 1986, at a price equal to the lesser of 85% of the fair market value of the common stock on the date of the offering or the date of purchase. In accordance with ASC 718-10, Compensation – Stock Compensation ("ASC 718-10"), we record stock-based compensation expense related to the fair value of the employee purchase rights in our Consolidated Statements of Comprehensive Loss.  During 2018 and 2017, we received a total of $10,000 and $79,000, respectively, primarily from the purchase of shares under the Purchase Plan.

Stock-Based Compensation

Under the fair value recognition provisions of ASC 718-10, share-based compensation cost is estimated at the grant date based on the fair value of the award and is recognized as expense, net of estimated pre-vesting forfeitures, ratably over the vesting period of the award. In addition, the adoption of ASC 718-10 requires additional accounting related to the income tax effects and disclosure regarding the cash flow effects resulting from share-based payment arrangements. Calculating share-based compensation expense requires the input of highly subjective assumptions, including the expected term of the share-based awards, stock price volatility, dividend yield, risk free interest rates, and pre-vesting forfeitures. The assumptions used in calculating the fair value of stock-based awards represent our best estimates, but these estimates involve inherent uncertainties and the application of management judgment. As a result, if factors change and we use different assumptions, our share-based compensation expense could be materially different in the future. In addition, we are required to estimate the expected pre-vesting forfeiture rate and only recognize expense for those shares expected to vest. If our actual forfeiture rate is materially different from our estimate, our share-based compensation expense could be significantly different from what we have recorded in the current period. The total amount of stock-based compensation expense recognized during the years ended December 31, 2018 and 2017, is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Cost of services	$50	$116
Research and development	121	281
Sales and marketing	102	237
General and administrative	81	223
	$354	$857

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

The fair value of each option award is estimated on the date of grant using the Black-Scholes option valuation model based on assumptions noted in the following table below. The expected term of our options represents the period that our stock-based awards are expected to be outstanding based on the simplified method provided for in SAB 107, as amended by SAB No. 110, Share-Based Payment.  Because we do not have sufficient historical exercise data, we used the simplified method for estimating the stock option expected term.  The risk-free interest rate for periods related to the expected life of the options is based on the U.S. Treasury yield curve in effect at the time of grant.  The expected volatility is based on historical volatilities of our stock over the expected life of the option.  The expected dividend yield is zero, as we do not anticipate paying dividends in the near future. There were no new grants of stock options in the years ended December 31, 2018 and 2017.

The following assumptions were used to determine the expense related to the Employee Stock Purchase Plan:

	Years Ended December 31,
	2018		2017
Expected volatility	76%		48%
Weighted average volatility	76%		48%
Risk-free interest rate	2%		1%
Expected term (in years)	1	year	1	year
Expected dividend yield	-		-

The weighted-average fair value of the purchase rights granted in the years ended December 31, 2018 and 2017, were $0.70 and $1.20, respectively.

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

	Years Ended December 31,
	2018	2017
Net loss	$(7,000)	$(9,899)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	4,997	4,975
Basic and diluted net loss per share	$(1.40)	$(1.99)

Foreign Currency Transactions

The functional currencies of all foreign subsidiaries are the local currencies of the respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the period. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income, net in the Consolidated Statements of Comprehensive Loss.   For the years ended December 31, 2018 and 2017, translation gain was $123,000 and translation loss $591,000, respectively, and is included in other comprehensive loss account in the Consolidated Statements of Stockholders’ Equity.

Comprehensive Loss

Comprehensive loss includes net loss and other comprehensive loss, which consist of cumulative translation adjustments. Total accumulated other comprehensive loss is displayed as a separate component of Consolidated Statement of Stockholders’ Equity in the accompanying Consolidated Balance Sheets. The accumulated balance of other comprehensive loss, consisting of foreign currency translation adjustment, net of taxes is as follows (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2017	$(1,558)
Foreign currency translation adjustment	123
Balance, December 31, 2018	$(1,435)

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

Because we have a full valuation allowance against our U.S. net deferred tax assets, the Tax Cuts and Jobs Act of 2017, or Tax Act, will not materially impact our consolidated balance sheet or consolidated statement of comprehensive loss. See Note 5.

Segment and Geographic Information

We operate in one segment, electronic commerce business solutions. Our CEO is our chief operating decision maker. The CEO reviews financial information presented on a consolidated basis accompanied by disaggregated information about revenues by geographic region and by product for purposes of making operating decisions and assessing financial performance.

Recently issued accounting pronouncements not yet adopted

In February 2016, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update (ASU) No. 2016-02, Leases (Topic 842), which requires the recognition of an asset and liability for lease arrangements longer than twelve months. ASU 2016-02 will be effective for the Company beginning in the first quarter of fiscal 2019. Entities may early adopt the ASU. The ASU requires application at the beginning of the earliest period presented using a modified retrospective approach. The Company does not believe this ASU will have a material impact on its Consolidated Financial Statements.

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2020. Entities may early adopt the ASU in their fiscal years beginning after December 15, 2018. The Company does not believe this ASU will have a material impact on its Consolidated Financial Statements.

In August 2018, the SEC adopted the final rule under SEC Release No. 33-10532, Disclosure Update and Simplification, amending certain disclosure requirements that were redundant, duplicative, overlapping, outdated or superseded. In addition, the amendments expanded the disclosure requirements on the analysis of stockholders' equity for interim financial statements. Under the amendments, an analysis of changes in each caption of stockholders' equity presented in the balance sheet must be provided in a note or separate statement. The analysis should present a reconciliation of the beginning balance to the ending balance of each period for which a statement of comprehensive income is required to be filed. This final rule became effective on November 5, 2018 and allows for the first presentation in the quarter that begins after the effective date. This Release will require additional disclosures in the Company’s interim Consolidated Financial Statements.

 In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework—Changes to the Disclosure Requirements for Fair Value Measurement (ASU 2018-13), which modifies the disclosure requirements on fair value measurements. ASU 2018-13 is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The Company does not believe this ASU will have a material impact on its Consolidated Financial Statements.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement, that Is a Service Contract. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on its Consolidated Financial Statements.

Recently adopted accounting pronouncements

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606).  Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. On January 1, 2018, we adopted ASU 2014-09 applying the modified retrospective method to all contracts that were not completed as of the transition date (See below).

We adopted ASU 2016-09, Stock Compensation, during the first quarter of fiscal 2017. ASU 2016-09 requires entities to record all tax effects related to share-based payments at settlement or expiration through the statements of comprehensive income and the windfall tax benefit to be recorded when it arises, subject to normal valuation allowance considerations. Our excess tax benefits for the year ended December 31, 2017 and the cumulative effect to retained earnings from previously unrecognized excess tax benefits for Federal and state were $2,652,000 and $1,908,000, respectively. Our excess tax benefits for the year ended December 31, 2018 were not significant to our Consolidated Balance Sheets after offset by the related valuation allowance.  We analyze our deferred tax assets with regard to potential realization. We have established a valuation allowance on our deferred tax assets to the extent that management has determined,  based upon the uncertainty of realizing such deferred tax assets, that it is more likely than not that some portion or all of the deferred tax assets will not be realized. We consider the effects of estimated future taxable income, current economic conditions and ongoing prudent and feasible tax planning strategies in assessing the amount of the valuation allowance.

Presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to all periods presented as such cash flows have historically been presented as financing activities. Further, we did not elect an accounting policy change to record forfeitures as they occur and thus we continue to estimate forfeitures at each period.

Revenue from Contracts with Customers

On January 1, 2018, we adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of the transition date.  Results for reporting periods beginning after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605. We recorded a net increase of $605,000 to our opening retained earnings balance as of January 1, 2018 due to the cumulative effect of adopting Topic 606.  For the year ended December 31, 2018, the impact on the Company’s revenue was significant by type of revenue but was not significant to total revenues as a result of the adoption of Topic 606.

The most significant impact of the new revenue standard relates to our accounting for subscription-based Quicksilver products, which are arrangements that include term-based QuickSilver software licenses bundled with maintenance and support. Under the accounting standards in effect prior to January 1, 2018, we recognized revenue attributable to these software subscription licenses ratably over the term of the arrangement. Under Topic 606, the requirement to have VSOE for undelivered elements to enable the separation of revenue for the delivered software licenses is eliminated.  Accordingly, effective January 1, 2018, we began to recognize a portion of the arrangement fees allocated to QuickSilver software license as revenue upon delivery. As a result, revenues for these QuickSilver arrangements are generally recorded in an earlier period upon the adoption of Topic 606 and software license revenue recognition in the year ended December 31, 2018 has decreased.  In contrast, revenue recognition related to hosted software products (cloud offerings) and professional services recognition for the year ended December 31, 2018 has increased upon the adoption of Topic 606.

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

In accordance with Topic 606, the disclosure of the impact of adoption to our Consolidated Statement of Comprehensive Loss is as follows (in thousands):

	Year Ended December 31, 2018
	As reported	Amounts without adoption of Topic 606	Effect of change - higher (lower)
Revenue
Software licenses	$2,783	$3,213	$(430)
Services	2,268	1,737	531
Total revenues	5,051	4,950	101

Gross profit	3,093	2,992	101

Operating loss	(6,844)	(6,945)	101

Net loss	$(7,000)	$(7,101)	$101

Basic and diluted net loss per share	$(1.40)	$(1.42)	$(0.02)

In accordance with Topic 606, the disclosure of the impact of adoption to our Consolidated Balance Sheet is as follows. Deferred revenues includes unearned revenue and deferred maintenance. (in thousands):

	December 31, 2018
	As reported	Amounts without adoption of Topic 606	Effect of change - higher (lower)
Liabilities
Deferred revenues - current	$786	132	654
Deferred revenues - non-current	142	90	52

Stockholders' Equity
Accumulated deficit	$(1,269,113)	(1,268,407)	(706)

Disaggregation of revenues

The following table provides information about disaggregated revenue by geographical region, major product line and timing of revenue recognition (in thousands):

	Year Ended December 31, 2018
Geographic region:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Americas	$1,465	$247	$844	$26	$2,582
Europe	289	65	715	71	1,140
Asia/Pacific	11	706	236	376	1,329
Total revenues	$1,765	$1,018	$1,795	$473	$5,051

	Year Ended December 31, 2018
Timing of revenue recognition:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$1,765	$-	$-	$-	$1,765
Transferred over time		1,018	1,795	473	3,286
Total revenues	$1,765	$1,018	$1,795	$473	$5,051

Contract balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.  Deferred revenues include unearned revenue and deferred maintenance (in thousands):

	Year Ended December 31, 2018
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$1,193	$5,216	$5,933	$476
Contract assets - current	-	38	38	-
Deferred revenues-current and non-current	1,451	3,936	4,459	928

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

Note 2---Property and Equipment

Property and equipment consisted of the following (in thousands):

	December 31,
	2018	2017
Furniture and fixtures	$19	$169
Computer and software	2,056	2,169
Leasehold improvements	6	179
Total property and equipment	2,081	2,517
Less accumulated depreciation and amortization	(2,066)	(2,482)
Property and equipment, net	$15	$35

Depreciation and amortization expense for the years ended December 31, 2018 and 2017 was $22,000 and $32,000, respectively. We retired $433,000 and $23,000 in fully depreciated property and equipment in 2018 and 2017, respectively.

Note 3---Accrued Expenses

Accrued expenses consisted of the following (in thousands):

	December 31,
	2018	2017
Employee benefits	$409	$518
Income tax	24	25
Sales and other taxes	287	319
Commissions and bonuses	18	224
Deferred rent	-	57
Other	109	515
Total accrued expenses	$847	$1,658

Note 4---Other Non-Current Liabilities

Other non-current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Deferred maintenance and unearned revenue	$141	$61
Other	422	522
Total other non-current liabilities	$563	$583

Note 5---Income Taxes

Losses before income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Domestic	$(6,364)	$(8,670)
Foreign	(667)	(1,341)
Loss before income taxes	$(7,031)	$(10,011)

The components of benefit for income taxes are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Current:
Federal	$41	$123
State	(1)	(3)
Foreign	(9)	(8)
Total current	31	112
Deferred:
Federal	730	(78,619)
State	343	731
Foreign	(253)	119
Total deferred	820	(77,769)
Valuation allowance	(820)	77,769
Benefit for income taxes	$31	$112

The differences between the benefit for income taxes computed at the federal statutory rate of 21% and our actual income tax expense for the periods presented are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Expected income tax benefit	$1,477	$3,504
Expected state income taxes expense, net of federal tax benefit	267	470
Research and development credit	161	166
Foreign taxes and foreign loss not benefited	(401)	(347)
Change in valuation allowance	(820)	77,769
Stock-based compensation	(353)	(252)
True-ups	(266)	821
Intraperiod tax allocation	41
Unrealized tax benefits	(5)	(15)
Federal tax rate change	-	(81,939)
Others	(70)	(65)
Benefit for income taxes	$31	$112

Federal tax rate change was due to the reduction of federal tax rate from 35% to 21% under the new Tax Act.

The individual components of our deferred tax assets are as follows (in thousands):

	Years Ended December 31,
	2018	2017
Deferred tax assets:
Depreciation and amortization	$3	$45
Accrued, allowance and others	1,521	1,866
Net operating losses	131,170	130,003
Tax credits	9,596	9,556
Total deferred tax assets	142,290	141,470
Less: valuation allowance	(142,290)	(141,470)
Net deferred tax assets	$-	$-

We have provided a full valuation allowance for all of our deferred tax assets as of December 31, 2018 and 2017, due to the uncertainty regarding their future realization. The total valuation allowance increased $820,000 from December 31, 2017 to December 31, 2018.

As of December 31, 2018, we had federal and state net operating loss ("NOL") carryforwards of approximately $591,804,000 and $39,641,000 available to offset future regular taxable income. Federal losses arising in tax years ending after 2017 can be indefinitely carried forward. Loss arising in taxable years beginning after December 31, 2017 is limited to 80% of taxable income. Our federal net operating loss carryforwards expire in various years from 2019 through 2037, if not used. The state net operating loss carryforwards expire in various years from 2029 to 2038, if not used.

Due to the projected loss for the year with a full valuation allowance against its deferred tax assets, there is no tax impact for 2017 and 2018. As of December 31, 2018, we had federal and state research and development credit carryforwards of approximately $7,251,000 and $6,349,000, respectively, available to offset future tax liabilities.  The federal tax credit carryforwards expire in the tax years from 2019 through 2038, if not utilized. The state research and development credits can be carried forward indefinitely.

Federal and state tax laws impose substantial restrictions on the utilization of net operating loss and credit carryforwards in the event of an "ownership change" for tax purposes, as defined in IRC Section 382. Based on a high-level ownership change analysis performed each year, management concluded that there were no ownership changes through December 31, 2018.

We follow the provision of ASC 740-10-25, Income Taxes: Recognition ("ASC 740-10-25"). Our total amount of unrecognized tax benefits as of December 31, 2018 and 2017 were $3,128,000 and $3,022,000, respectively. The total amount of unrecognized tax benefits that, if recognized, would affect the effective tax rate were $160,000 and $160,000 as of December 31, 2018 and 2017, respectively.

We recognize interest and penalties accrued related to unrecognized tax benefits in our provision for income taxes. During the years ended December 31, 2018 and 2017, respectively, we did not recognize any interest and penalties.

A reconciliation of the beginning and ending balances of the total amounts of unrecognized tax benefits for the years ended December 31, 2018 and 2017 is as follows (in thousands):

Balance at January 1, 2017	$2,880
Additions based on tax provisions related to the current year	150
Additions for tax provisions of prior year	-
Lapse of the statute of limitation	(8)
Balance at December 31, 2017	3,022
Additions based on tax provisions related to the current year	116
Additions for tax provisions of prior year	-
Lapse of the statute of limitation	(10)
Balance at December 31, 2018	$3,128

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

U.S. Tax Reform

On December 22, 2017, the Tax Cuts and Job Act (“TCJA”) was signed into law. The TCJA makes broad and significantly complex changes to the U.S. corporate income tax system, including reducing the U.S. federal corporate income tax rate from 35% to 21%, transitioning the former U.S. international taxation model to a territorial tax system, and imposing a one-time deemed repatriation transition tax, payable over eight years, on accumulated earning of foreign subsidiaries. The Company is required to recognize the effect of tax law changes in the period of enactment, such as determining the repatriation transition tax, remeasuring U.S. deferred tax assets and liabilities, as well as assessing the impact of the TCJA on the realizability of deferred tax assets and liabilities. Given the significant changes resulting from, and complexities associated with, the Act, the estimated financial impact for implementing the TCJA were provisional and subject to further analysis, interpretation and clarification of the TCJA, which did result in changes to these estimates during 2018.

In accordance with Accounting Standards Update No. 2018-05, Income Taxes (Topic 740): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 118, the Company recorded provisional adjustments in the year ended December 31, 2017 related to the TCJA for certain elements in which accounting had not been completed but reasonable estimates had been made. Provisional amounts related to the TCJA were subject to change during a measurement period not to extend beyond one year from the enactment date. All tax reform adjustments are complete and have been included in the financial statements as of December 31, 2018.  The remeasurement of estimates resulted in a reduction of deferred tax assets of $81,939,000 for the year ended December 31, 2017.  Because the Company had a full valuation allowance on its net deferred tax assets, the remeasurement did not have an impact on the Company’s consolidated financial statements.

TCJA also includes a new Code Sec. 951A, which requires a United States shareholder (“U.S. shareholder”) of any controlled foreign corporation (“CFC”) for any taxable year to include in gross income the shareholder’s global intangible low-taxed income (“GILTI”) for such taxable year. Section 14201(d) of the Act provides that section 951A applies to taxable years of foreign corporations beginning after December 31, 2017, and to taxable years of U.S. shareholders in which or with which such taxable years of foreign corporations end. The proposed regulations under section 951A requires U.S. shareholders of CFCs to include in gross income the shareholder’s GILTI for years in which they are U.S. shareholders of CFCs for tax years of CFCs beginning after December 31, 2017.  The Company did not have net global intangible low-taxed income for the year ended December 31, 2018.

Note 6---Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of December 31, 2018 and 2017, respectively.

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

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of December 31, 2018 and 2017. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements expiring through the year 2020. Under the terms of the agreements, we are required to pay property taxes, insurance and normal maintenance costs.

A summary of total future minimum lease payments under noncancelable operating lease agreements is as follows (in thousands):

Operating
Leases
Years ending December 31,
2019	141
2020	45
Total minimum lease payments	$186

Rent expense for the years ended December 31, 2018 and 2017, was $737,000 and $1,300,000, respectively.

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business. We are not presently a party to any material legal proceedings.

Note 7---Stockholders' Equity

 Convertible Preferred Stock

As of December 31, 2018, there were no outstanding shares of convertible preferred stock.  Our Board of Directors and our stockholders have authorized 1,000,000 shares of convertible preferred stock that are available for issuance.

Common Stock

As of December 31, 2018, we had reserved 744,793 common shares for future issuance upon the exercise of stock options.

	Year Ended December 31, 2018
		Weighted-	Weighted-
		Average	Average
		Exercise	Remaining	Aggregate
	Options	Price	Contractual	Intrinsic
	(000's)	Per Share	Term (Years)	Value
Outstanding at beginning of year	593	$8.51
Granted	-	$-
Exercised	-	$-		$-
Forfeited	(11)	$6.44
Expired	(290)	$8.84
Outstanding at end of year	292	$8.26	4.88	$-
Options exercisable at end of year	288	$8.31	4.83	$-
Options vested and expected to vest at end of year	292	$8.27	0.01	$-

There were no options granted under our stock plans during the year ended December31, 2018. The weighted-average fair market value per share of options granted under our stock option plans during the year ended December 31, 2017 was $2.90.

We granted 56,388 shares of restricted stock to the non-employee members of our Board of Directors during the year ended December 31, 2018 and recorded a stock-based compensation expense of $35,000.  We granted 15,292 shares of restricted stock to the non-employee members of our Board of Directors and Board of Directors’ advisor during the year ended December 31, 2017, and recorded a stock-based compensation expense of $79,000. The restricted stock of our Board of Directors will vest over a one-year period measured from the date of the annual meeting of stockholders with one quarter of the shares included in such Director Grant vesting on each of the dates that are three months, six months, nine months and twelve months from the annual meeting, so long as each board member continues to serve as a member of our board of directors on such vesting date.

As of December 31, 2018, total unrecognized compensation cost related to unvested stock options was $361,000, which is expected to be recognized over the remaining weighted-average vesting period of 1 year. During the years ended December 31, 2018 and 2017, we received cash of $10,000 and $79,000, respectively, from employee stock purchases and exercises of stock options.

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

	Years Ended December 31,
	2018	2017
Software licenses	$2,783	$3,467
Consulting services	473	1,230
Maintenance	1,795	1,660
Total revenues	$5,051	$6,357

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

Disaggregated financial information regarding our product and service revenues by geographic region is as follows (in thousands):

	Years Ended December 31,
	2018	2017
Americas	$2,582	$3,019
Europe	1,140	1,132
Asia/Pacific	1,329	2,206
Total revenues	$5,051	$6,357

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB). In 2014, we began making payments directly to BVOD for certain labor outsourcing services and expect to continue to pay BVOD for such services at the rate of approximately $550,000 per quarter for the foreseeable future. We made aggregate payments to BVOD of $1.8 million and $2.3 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the years ended December 31, 2018 and 2017, respectively. These payments in part covered services rendered outside of the applicable twelve month periods. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

Note 10---Employee Benefit Plan

We provide for a defined contribution employee retirement plan in accordance with section 401(k) of the Internal Revenue Code. Eligible employees are entitled to contribute up to the lower of 100% of their compensation or the IRS annual maximum. The Plan allows for discretionary contributions by us. As of July 1, 2011, we started a discretionary matching contribution.  The amount is equal to a percentage determined annually by our management for the contribution period.  Employees will be eligible for the match after 12 months of service and after completing 1,000 hours of work during the plan year.  Employees must be employed on the last business day of the plan year to be eligible for the match. We have funded $22,000 and $57,000 for the years ended December 31, 2018 and 2017, respectively.

Note 11---Subsequent Events

VMSO Financing

On January 2, 2019, the Company entered into a Series A Preferred Stock Purchase Agreement with Vmoso, Inc., a Delaware corporation (“VMSO”), for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of the Company’s intellectual property and other assets valued by the Company’s Board of Directors at $745,000. The contributed assets represent substantially all of the intellectual property and other assets relating to the Company’s Clearvale and Vmoso platforms, including the Company’s current Clearvale and Vmoso products and the Company’s My Vmoso Network (“MVN”) development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by the Company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share.

On January 2, 2019, Dr. Pehong Chen, the Company’s and VMSO’s President and Chief Executive Officer and the Company’s largest stockholder, purchased 3,000,000 shares of VSMO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO.  As a result of this financing, VMSO now holds all of the intellectual property and other assets related to the Company’s Clearvale and Vmoso platforms, which significantly reduces the Company’s exposure to future development and commercialization cost of Clearvale, Vmoso and MVN

On January 2, 2019, the Company entered into a Services and Facilities Agreement (the “Intercompany Agreement”), with VMSO, the terms of which provide for the payment of certain fees to the Company by VMSO, in exchange for the contribution of the Company’s expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The Intercompany Agreement became effective as of January 1, 2019 and shall continue for a period of one year, unless earlier terminated, and shall be renewable upon written consent from both parties. The Company and VMSO anticipate that, pursuant to the Intercompany Agreement, the Company will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Intercompany Agreement are generally intended to permit the Company to recover the cost to the Company of providing these personnel, facilities, and equipment.

Since Dr. Chen is both the Company’s President, Chief Executive Officer, Interim Chief Financial Officer and the Company’s largest stockholder, as well as the President and Chief Executive Officer and majority stockholder of VMSO, the Company is deemed under common control with VMSO and will treat VMSO as a consolidated variable interest entity and will consolidate its financial results with the Company’s commencing with the first quarter of 2019.

Equity Plan

On January 21, 2019, the Company’s Equity Plan expired and no further grants may be made under the plan after such date

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

Under the supervision and with the participation of our management, including our Chief Executive Officer and our Interim Chief Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) 2013. Based on our evaluation, we concluded that our internal control over financial reporting was effective as of December 31, 2018.

Evaluation of Disclosure Controls and Procedures

An evaluation as of December 31, 2018, was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the Exchange Act)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2018, to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The information required by this Item is incorporated by reference to sections of our Definitive Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with the 2019 Annual Meeting of Stockholders (the “Proxy Statement”) or will be filed as an amendment to this Annual Report.

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

1. Consolidated Financial Statements. The following Consolidated Financial Statements are included at Part II, Item 8, of this Annual Report on Form 10-K

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Comprehensive Loss for the years ended December 31, 2018 and 2017

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended December 31, 2018 and 2017

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

4.3(a)

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

10.6(a)

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

10.13(a)

Amended and Restated Operating Agreement of Broadvision (Delaware) LLC, dated November 14, 2008 (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on November 18, 2008 (File No. 001-34205)).

10.14

Lease Agreement, dated March 30, 2018, between Portside Investors and the Company (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on August 14, 2018 (File No. 001-34205)).

10.15

Series A Preferred Stock Purchase Agreement dated January 2, 2019 by and between the Company and Vmoso, Inc. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed on January 3, 2019 (File No. 001-34205)).

10.16(a)

Class 1 Common Stock Purchase Agreement dated January 2, 2019 by and between Dr. Pehong Chen and Vmoso, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2019 (File No. 001-34205)).

10.17

Services and Facilities Agreement dated January 2, 2019, effective as of January 1, 2019, by and between BroadVision, Inc. and Vmoso, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K filed on January 3, 2019 (File No. 001-34205)).

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 1st day of April, 2019.

         BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
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

Signature	Title	Date

/s/ Pehong Chen		April 1, 2019
Pehong Chen	Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

/s/ François Stieger		April 1, 2019
François Stieger	Director

/s/ James D. Dixon		April 1, 2019
James D. Dixon	Director

/s/ Robert Lee		April 1, 2019
Robert Lee	Director

BROADVISION, INC. AND SUBSIDIARIES

SCHEDULE II---VALUATION AND QUALIFYING ACCOUNTS

(In thousands)

		Charged
	Balance at	(Credited) to		Balance at
	Beginning of	Costs and		End of
	Period	Expenses	Deductions(1)	Period
Receivable reserves:
Year Ended December 31, 2018	$293	$-	$(100)	$193
Year Ended December 31, 2017	$167	$126	$-	$293

  (1) Represents net charge-offs of specific receivables.