Form 10-K/A
period 2018-12-31
BROADVISION INC
filed 2019-04-29
CIK 920448

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

460 Seaport Blvd, Suite 102
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

Yes ☐ No ☑

As of June 30, 2018, based on the closing sales price of the registrant’s common stock on The Nasdaq Capital Market, 3,309,720 shares of the registrant’s common stock having an aggregate market value of approximately $6,520,148 were held by non-affiliates. For purposes of the above statement only, all directors and executive officers of the registrant are assumed to be affiliates.

As of March 31, 2019, the registrant had 5,058,601 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Annual Report on Form 10-K of BroadVision, Inc. for the fiscal year ended December 31, 2018, filed with the Securities and Exchange Commission (the “SEC”) on April 1, 2019 (the “Original 10-K”) is being filed solely for the purpose of including the information required by Part III of Form 10-K as well as to update certain of the information included on the cover page of the Original 10-K.

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

2

BROADVISION, INC.

ANNUAL REPORT ON FORM 10-K/A

YEAR ENDED DECEMBER 31, 2018

Amendment No. 1

References in this prospectus to "we", "us" and "our" refer to BroadVision, Inc. and its subsidiaries, including its consolidated variable interest entity, Vmoso, Inc. (“VMSO”).  BroadVision, Clearvale, the Clearvale logo, and Interleaf are our or VMSO’s registered trademarks in the United States and/or other countries. Trademarks, service marks and trade names of other companies appearing in this report are the property of their respective holders

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS

The following table sets forth information about our directors. The respective age of each individual in the table below is as of the date of this report:

Name	Age	Position
Pehong Chen	61	Chairman, President, Chief Executive Officer and Interim Chief Financial Officer
James D. Dixon(1)(2)	75	Director
Robert Lee(1)(2)(3)	70	Director
François Stieger(1)(3)	69	Director

(1)	Member of the Audit Committee.

(2)	Member of the Compensation Committee.

(3)	Member of the Nominating and Corporate Governance Committee.

The following sets forth biographical information with respect to our directors:

Pehong Chen has served as our Chairman of the Board, Chief Executive Officer and President since our incorporation in May 1993, and as our Interim Chief Financial Officer since Peter Chu’s resignation in March 2018. Dr. Chen also served as our Interim Chief Financial Officer during the period between William Meyer’s departure in June 2006 and Shin-Yuan Tzou’s appointment as Chief Financial Officer in January 2008.  From 1992 to 1993, Dr. Chen served as the Vice President of Multimedia Technology at Sybase, Inc., a supplier of client-server software products. Dr. Chen founded and, from 1989 to 1992, served as President of Gain Technology, Inc., a provider of multimedia applications development systems, which was acquired by Sybase, Inc. Dr. Chen served on the board of directors of Sina Corporation from March 1999 through December 2015.  Dr. Chen currently serves on the board of directors of Weibo Corporation, which he joined in January 2016. He received a B.S. in Computer Science from National Taiwan University, an M.S. in Computer Science from Indiana University and a Ph.D. in Computer Science from the University of California at Berkeley.  We believe Dr. Chen’s qualifications to sit on our Board of Directors include his decades of experience in the technology industry, including as our founder, and our Chairman, President and Chief Executive Officer for the past 20 years.  We also believe that Dr. Chen’s extensive experience with the Company brings necessary historical knowledge, industry experience and continuity to the board.

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

To our knowledge, based solely on a review of the copies of such reports furnished to us and written representations that no other reports were required, during the fiscal year ended December 31, 2018 all Section 16(a) filing requirements applicable to our officers, directors and greater than ten percent beneficial owners were complied with.

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

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE FOR FISCAL 2018 AND 2017

The following table shows for the fiscal years ended December 31, 2018 and 2017, compensation paid to, or earned by, Dr. Pehong Chen, our Chief Executive Officer, President and Interim Chief Financial Officer, and Peter Chu, our former Chief Financial Officer and Vice President of Strategy and Product Management (the “Named Executive Officers”). Mr. Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management in March 2018.

.

We do not consider any officer or other employee of the Company or any subsidiary of the Company to be an executive officer of the Company.

Name and Principal Position	Year	Salary ($)	Bonus ($) (1)	Stock Awards ($)	Option Awards ($) (1)		Non-Equity Incentive Plan Compensation ($)	Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($) (2)	Total
Pehong Chen, CEO, President and Interim CFO	2018	$350,000	$–	$–		$–	$–	$–	$2,000	$352,000
	2017	$350,000	$–	$–		$–	$–	$–	$2,000	$352,000
Peter Chu, Former CFO and VP of Strategy and Product Management	2018	$50,233	$3,500 (3)	$–		$–	$–	$–	$-	$53,733
	2017	$200,000	$9,500(3)	$–	$		$–	$–	$2,000	$211,500

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

(2)	Represents discretionary matching contributions under our 401(k) plan of $2,000 for Dr. Chen in each of 2017 and 2018 and of $2,000 and zero for Mr. Chu in 2017 and 2018, respectively.
(3)	Represents discretionary cash bonuses based on Mr. Chu’s performance in the specified years.

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

Dr. Pehong Chen

Dr. Chen founded the Company in 1993 and has been our President and Chief Executive Officer since our founding. His base salary was set at $350,000 in 2002 and has not been increased or decreased since that time. In each of fiscal year 2017 and fiscal year 2018 the compensation committee decided not to change the base salary for Dr. Chen. Although we have been successful in controlling our expenses (which have been reduced through conscientious expense management and non-essential employee layoffs), the compensation committee did not feel that an increase in base salary or the grant of a stock or option award to Dr. Chen was appropriate given our operating performance. Additionally, the compensation committee has believed that a change in Dr. Chen’s base salary or equity award is unnecessary to appropriately incentivize Dr. Chen, as his 31.9% ownership of the Company’s common stock adequately incentivizes Dr. Chen to maximize stockholder value. The decisions with regard to Dr. Chen’s salary were not based in any material respect on a comparison to a peer group.

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

Stock Awards and Option Award7

Neither Dr. Chen nor Mr. Chu received any stock awards or option grants in fiscal years 2017 or 2018.

Perquisites

We maintain a 401(k) plan for our employees. Our Named Executive Officers are eligible to participate in the 401(k) plan on the same basis as our other employees. The 401(k) plan provides that each participant may defer eligible compensation subject to the statutory limit, which was $18,000 and $18,500 for each of calendar years 2017 and 2018, respectively. Participants that are 50 years or older can also make "catch-up" contributions, which for each of calendar years 2017 and 2018 was up to an additional $6,000, above the statutory limit. We also have a discretionary matching contribution feature for all employees participating in the 401(k) plan, including our Named Executive Officers. Discretionary matching contributions were made in January 2018 for the 2017 401(k) plan year and in January 2019 for the 2018 401(k) plan year. Each employee who participated in the 401(k) plan received up to a maximum of $2,000 in matching contributions provided that such employee was still employed by the Company as of the end of the applicable 401(k) plan year. Employees are immediately and fully vested in both their contributions and our matching contributions.  As a tax-qualified retirement plan, contributions to the 401(k) plan and earnings on those contributions are not taxable to the employees until distributed from the 401(k) plan.

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

OUTSTANDING EQUITY AWARDS AT DECEMBER 31, 2018

Neither Dr. Chen, our Chief Executive Officer, President and Interim Chief Financial Officer, nor Mr. Chu, our former Chief Financial Officer, held any outstanding equity awards at December 31, 2018.

:

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

DIRECTOR COMPENSATION FOR FISCAL 2018

The following table shows for the fiscal year ended December 31, 2018 certain information with respect to the compensation of all non-employee directors of the Company:

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

(2)

The amounts reflect the grant date fair value of the stock awards granted in the 2018 fiscal year, as calculated in accordance with FASB ASC Topic 718. These amounts do not necessarily correspond to the actual value recognized or that may be recognized by our directors.

(3)	The aggregate number of stock awards and stock option awards for each non-employee director that were outstanding at December 31, 2018 are as follows:

Name	Number of Shares Subject to Outstanding Restricted Stock Awards (#)	Number of Shares Subject to Outstanding Options (#)
James Dixon	21,688	-
Robert Lee	17,350	-
François Stieger	17,350	-

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Equity Compensation Plan Information

The following table provides certain information with respect to shares of our Common Stock that may be issued under our equity compensation plans in effect as of December 31, 2018:

	Number of Securities to be Issued Upon Exercise of Outstanding Options and Rights	Weighted-Average Exercise Price of Outstanding Options and Rights	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
Plan Category	(a)	(b)	(c)
Equity compensation plans approved by security holders (1)	292,513(2)	$8.26	593,470 (4)
Equity compensation plans not approved by security holders (3)	--	--	72,625
Total	292,513	$8.26	666,095

(1)	Consists of our Employee Stock Purchase Plan and our 2006 Equity Incentive Plan.

(2)	Consists of 292,513 shares issuable upon exercise of options outstanding under our 2006 Equity Incentive Plan as of December 31, 2018.
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

(4)

Includes 64,067 shares authorized for future issuance under our Employee Stock Purchase Plan as of December 31, 2018 and 529,403 shares of our Common Stock reserved for future issuance under our 2006 Equity Incentive Plan. There are 1,257 shares subject to purchase under our Employee Stock Purchase Plan during the current purchase period. On each January 1 through and including January 1, 2019, the number of authorized shares under our 2006 Equity Incentive Plan was automatically increased by the lesser of (i) four percent of the total number of outstanding shares of our Common Stock immediately prior to the increase and (ii) a number of shares such that, following the increase, the total number of shares that have been reserved for issuance under the 2006 Equity Incentive Plan equals 25% of the total number of outstanding shares of our Common Stock and (iii) a number of shares such that, following the increase, the total number of shares available for future issuance under the 2006 Equity Incentive Plan and not subject to outstanding stock awards equals 10% of the total number of shares of Common Stock outstanding on December 31st of the preceding calendar year. On January 21, 2019, the Company’s 2016 Equity Incentive Plan expired and no further grants may be made under the plan after such date.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the ownership of our Common Stock as of March 31, 2019 by: (a) each current director; (b) each of our Named Executive Officers; (c) all of our current executive officers and directors as a group; and (d) each person, or group of affiliated persons, known by us to beneficially own more than five percent of our Common Stock.

	Beneficial Ownership (1)
Beneficial Owner	Number of Shares (#)	Percent of Total (%)
5% Stockholders:
Honu Holdings, LLC (2)	1,380,000	27.3%
ESW Capital, LLC (3)	964,438	19.1%
Marlin Capital Investments(4)	352,344	7.0%
Named Executive Officers and Directors:
Pehong Chen (5)	1,614,999	31.9%
James D. Dixon	50,035	*
Robert Lee (6)	39,727	*
François Stieger	38,726	*
Peter Chu (7)	1,629	*
All Current Directors and Executive Officers as a group (4 persons)(8)	1,745,116	34.5%

*Less than one percent

(1)This table is based upon information supplied by officers, directors and principal stockholders, Schedules 13D and 13G and Form 4s filed with the SEC. Unless otherwise indicated in the footnotes to this table and subject to community property laws where applicable, we believe that each of the stockholders named in this table has sole voting and investment power with respect to the shares indicated as beneficially owned. Applicable percentages are based on 5,058,601  shares outstanding as of March 31, 2019, adjusted as required by rules promulgated by the SEC. Unless otherwise indicated, the address of each of the named individuals is c/o BroadVision, Inc., 460 Seaport Court, Suite 102, Redwood City, California 94063.

(2)Dr. Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer is the sole member of Honu Holdings, LLC and has sole voting and dispositive power over the reported shares. The address of Honu Holdings, LLC is 460 Seaport Court, Suite 102, Redwood City, California 94063.

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

(6)Includes 41 shares held in trust by Mr. Lee and his wife for their benefit.

(7)Mr. Chu resigned as our Chief Financial Officer in March 2018.

(8)Includes 56,388 shares subject to the vesting of restricted stock awards.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS

Except as set forth below, since January 1, 2017, there has not been, nor is there currently proposed, any transaction or series of similar transactions to which we were or are a party in which the amount involved exceeds or exceeded $120,000 or 1% of the average of the Company’s total assets at the end of the last two completed fiscal years and in which any director, executive officer or beneficial holder of more than 5% of any class of our voting securities or members of such person’s immediate family had or will have a direct or indirect material interest other than as described below. It is our policy that future transactions between us and any of our directors, executive officers or related parties will be subject to the review and approval of our Audit Committee or other committee comprised of independent, disinterested directors.

VMSO

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

.

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

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following presents aggregate fees billed to us by OUM, our principal accountant for the years ended December 31, 2018 and 2017. All fees described were pre-approved by the Audit Committee.

Audit Fees. Audit fees billed were $245,528 for the year ended December 31, 2018 and $215,707 for the year ended December 31, 2017. The fees were for professional services rendered for the audit of our consolidated financial statements as of December 31, 2018, and the audit of our consolidated financial statements as of December 31, 2017, reviews of the financial statements included in our quarterly reports, consultations on matters that arose during our audit and reviews of SEC registration statements.

Audit-Related Fees. No audit-related fees were billed in the years ended December 31, 2018 and December 31, 2017.

Tax Fees. No tax fees were billed for the years ended December 31, 2018 and 2017.

Other Fees. There were no other fees billed in the years ended December 31, 2018 and 2017.

The Audit Committee has determined that the rendering of certain services other than audit services by OUM is compatible with maintaining the principal accountant’s independence, although no such services were provided in the years ended December 31, 2018 and 2017.

.

PRE-APPROVAL POLICIES AND PROCEDURES

The Audit Committee has adopted a policy and procedures for the pre-approval of audit and non-audit services rendered by our independent registered public accounting firm. The policy generally pre-approves specified services in the defined categories of audit services, audit-related services, and tax services up to specified amounts. Pre-approval may also be given as part of the Audit Committee’s approval of the scope of the engagement of our independent registered public accounting firm or on an individual explicit case-by-case basis before the independent registered public accounting firm is engaged to provide each service. The pre-approval of services may be delegated to one or more of the Audit Committee’s members, but the decision must be reported to the full Audit Committee at its next scheduled meeting. All of the fees for the fiscal years ended December 31, 2018 and 2017 set forth above were preapproved by the Audit Committee.

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

21.1	Subsidiaries of the Company (incorporated by reference to Exhibit 21.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).

23.1

Consent of OUM & Co. LLP, an independent registered public accounting firm (incorporated by reference to Exhibit 23.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).

24.1	Power of Attorney (incorporated by reference to the signature page to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).
31.1

Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Exchange Act Rule13a-14(a), as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1

Certification of the Chief Executive Officer and Interim Chief Financial Officer of the Company pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (incorporated by reference to Exhibit 32.1 to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).

101.INS	XBRL Instance (incorporated by reference to Exhibit 101.INS to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).
101.SCH	XBRLTaxonomy Extension Schema (incorporated by reference to Exhibit 101.SCH to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).
101.CAL	XBRLTaxonomy Extension Calculation (incorporated by reference to Exhibit 101.CAL to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).
101.LAB	XBRLTaxonomy Extension Labels (incorporated by reference to Exhibit 101.LAB to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).
101.PRE	XBRLTaxonomy Extension Presentations (incorporated by reference to Exhibit 101.PRE to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).
101.DEF	XBRLTaxonomy Extension Definition (incorporated by reference to Exhibit 101.DEF to the Company’s Annual Report on Form 10-K filed on April 1, 2019 (File No. 001-34205)).

(a) Represents a management contract or compensatory plan or arrangement.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in Redwood City, State of California, on this 29th day of April 2019.

BROADVISION, INC.

By:	/s/ PEHONG CHEN
Pehong Chen
President, Chief Executive Officer and Interim Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Pehong Chen		April 29, 2019
Pehong Chen	Chairman of the Board, President, Chief Executive Officer and Interim Chief Financial Officer (Principal Executive, Financial and Accounting Officer)

*		April 29, 2019
François Stieger	Director

*		April 29, 2019
James D. Dixon	Director

*		April 29, 2019
Robert Lee	Director

* By:	/s/ Pehong Chen

Pehong Chen
As Attorney-in-Fact