Form 10-Q
period 2019-03-31
BROADVISION INC
filed 2019-05-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transaction period from _________ to __________

Commission File Number 001-34205

BROADVISION, INC.

(Exact name of registrant as specified in its charter)

Delaware	94-3184303
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

460 Seaport Ct., Suite 102	94063
Redwood City, California
(Address of principal executive offices)	(Zip code)

(650) 331-1000

(Registrant's telephone number, including area code)

 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.0001 per share	BVSN	Nasdaq Capital Market

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of April 30, 2019, the registrant had 5,058,601 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2019	2018
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$5,671	$2,574
Accounts receivable, net of reserves of $120 and $193 as of March 31, 2019
and December 31, 2018, respectively	525	476
Prepaids and other	699	692
Total current assets	6,895	3,742
Property and equipment, net	14	15
Operating lease right-of-use assets	100	-
Intangible assets	745	-
Other assets	94	96
Total assets	$7,848	$3,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$537	$256
Accrued expenses	807	847
Operating lease liabilities – current	80	-
Unearned revenue	804	449
Deferred maintenance	600	337
Total current liabilities	2,828	1,889
Other non-current liabilities	622	563
Total liabilities	3,450	2,452

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 5,059 and 5,057 shares issued	-	-
and outstanding as of March 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	1,271,969	1,271,949
Accumulated other comprehensive loss	(1,339)	(1,435)
Accumulated deficit	(1,268,511)	(1,269,113)
Total stockholders’ equity before noncontrolling interest	2,119	1,401
Noncontrolling interest	2,279	-
Total stockholders’ equity	4,398	1,401
Total liabilities and stockholders’ equity	$7,848	$3,853

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Software licenses	$573	$925
Services	495	678
Total revenues	1,068	1,603
Cost of revenues:
Cost of software revenues	1	33
Cost of services	272	550
Total cost of revenues	273	583
Gross profit	795	1,020
Operating expenses:
Research and development	661	1,403
Sales and marketing	302	566
General and administrative	610	741
Total operating expenses	1,573	2,710
Operating loss	(778)	(1,690)
Interest income, net	10	16
Other income, net	653	183
Loss before income taxes	(115)	(1,491)
Income tax expense	(4)	(1)
Net loss	(119)	(1,492)
Net loss attributable to noncontrolling interest	(721)	-
Net income (loss) attributable to BroadVision	$602	$(1,492)

Net income (loss) per share, basic and diluted:
Basic and diluted net income (loss) per share attributable to BroadVision	$0.12	$(0.30)
Shares used in computing:
Weighted average shares, basic	5,002	4,995
Weighted average shares, diluted	5,018	4,995

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	96	(182)
Comprehensive income (loss)	698	(1,674)
Less: comprehensive income attributable to noncontrolling interest	-	-
Comprehensive income (loss) attributable to BroadVision	$698	$(1,674)

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Common Stock
				Accumulated
			Additional	Other				Total
			Paid-in	Comprehensive	Accumulated		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Total	Interest	Equity
Balances as of December 31, 2018	5,057	$-	$1,271,949	$(1,435)	$(1,269,113)	$1,401	$-	$1,401
Contribution from noncontrolling interest		-	-	-	-	-	3,000	3,000
Net loss		-	-	-	602	602	(721)	(119)
Other comprehensive income		-	-	96	-	96	-	96
Stock-based compensation		-	18	-	-	18	-	18
Issuance of common stock under employee stock purchase plan	2	-	2	-	-	2	-	2
Balances as of March 31, 2019	5,059	$-	$1,271,969	$(1,339)	$(1,268,511)	$2,119	$2,279	$4,398

Balances as of December 31, 2017	4,995	$-	$1,271,585	$(1,558)	$(1,262,718)	$7,309	$-	$7,309
Net loss		-	-	-	(1,492)	(1,492)	-	(1,492)
Other comprehensive loss		-	-	(182)	-	(182)	-	(182)
Stock-based compensation		-	126	-	-	126	-	126
Issuance of common stock under employee stock purchase plan	2	-	5	-	-	5	-	5
Cumulative effect of adoption of ASC 606		-	-	-	605	605	-	605
Balances as of March 31, 2018	4,997	$-	$1,271,716	$(1,740)	$(1,263,605)	$6,371	$-	$6,371

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2019	2018
Cash flows from operating activities:
Net loss	$(119)	$(1,492)
Depreciation and amortization	1	6
Gain on transfer of intellectual property	(745)
Stock-based compensation	18	126
Provision of receivable reserves	(73)	(70)
Accumulated effect on accounting changes	-	605
Changes in operating assets and liabilities:
Accounts receivable	24	545
Prepaids and other	(7)	(166)
Operating lease right-of-use assets	(100)	-
Other non-current assets	2	(14)
Accounts payable and accrued expenses	243	(383)
Operating lease liabilities - current	80	-
Unearned revenue and deferred maintenance	618	(611)
Other noncurrent liabilities	59	(30)
Net cash provided by (used for) operating activities	1	(1,484)
Cash flows from investing activities:
Purchase of property and equipment	-	(3)
Net cash used for investing activities	-	(3)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,000	5
Proceeds from exercise of common stock options, net	-	-
Net cash provided by financing activities	3,000	5
Effect of exchange rates on cash and cash equivalents	96	(182)
Net increase (decrease) in cash and cash equivalents	3,097	(1,664)
Cash and cash equivalents at beginning of period	2,574	8,560
Cash and cash equivalents at end of period	$5,671	$6,896

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial results and related information as of and for the three months ended March 31, 2019 and 2018 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2019 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

On January 2, 2019, we entered into a Services and Facilities Agreement, with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The Services and Facilities Agreement is effective as of January 1, 2019 and shall continue for a period of one year, unless earlier terminated, and shall be renewable upon written consent from both parties.

We and VMSO anticipate that, pursuant to the Services and Facilities Agreement, we will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Services and Facilities Agreement are generally intended to permit us to recover the cost to us of providing these personnel, facilities, and equipment.

The Company consolidates variable interest entities (“VIEs”) in which it holds a variable interest and it is the primary beneficiary.

The Company controls the management of VMSO and has the obligation to absorb the losses of, and receive benefits from VMSO. Accordingly, the Company has identified itself as the primary beneficiary of VMSO and began consolidating VMSO in the first quarter of 2019, resulting in a noncontrolling interest related to Dr. Chen, the holder of Class 1 common stock in VMSO.

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

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2019, the Company had a net loss of $0.1 million and net cash provided by operations of $0.02 million, and at March 31, 2019 the Company had working capital of $4.1 million. At March 31, 2019, the Company had cash and cash equivalents of $5.7 million. The Company has implemented cost reduction plans since the second half of 2017 to reduce the Company’s cash needs and reduced the cost of its operations by approximately $5 million in 2018. In January 2019, the Company completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder and VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, reducing our exposure to future development and commercialization costs of Clearvale, Vmoso and MVN. The Company believes its cash and cash equivalents as of March 31, 2019, which include the proceeds of its VMSO financing, will be sufficient to fund operations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three months ended March 31, 2019 and 2018 (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Cost of services	$-	$13
Research and development	-	42
Sales and marketing	4	35
General and administrative	14	36
	$18	$126

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. As of March 31, 2019 and December 31, 2018, the Company did not have finance leases.

ROU assets and operating lease liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of lease payments. The ROU asset also includes any lease payments made and excludes lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably certain to be exercised. Operating leases are recognized on a straight-line basis over the lease term.

Net Income (Loss) Per Share

Basic net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding, excluding the effects of any potentially dilutive securities. Diluted net income (loss) per share is computed using the weighted-average number of shares of common stock outstanding and, when dilutive, common equivalent shares from outstanding stock options and awards using the treasury stock method. The following table sets forth the basic and diluted net income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended
	March 31,
	2019	2018
Net income (loss) attributable to BroadVision	$602	$(1,492)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	5,002	4,995
Basic net income (loss) per share attributable to BroadVision	$0.12	$(0.30)

Weighted-average common shares outstanding used to compute diluted net income (loss) per share	5,018	4,995
Diluted net income (loss) per share attributable to BroadVision	$0.12	$(0.30)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Income (Loss). The translation adjustment was $96,000 of gain and $182,000 loss for the three months ended March 31, 2019 and 2018, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

Comprehensive Income (Loss)

Comprehensive Income (loss) includes net loss and other comprehensive gains and losses, which primarily consists of foreign currency translation adjustments. Total comprehensive income (loss) is presented in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive income (loss) consist of the following, net of taxes (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2018	$(1,435)
Net change during period	96
Balance, March 31, 2019	$(1,339)

Recent Accounting Pronouncements

Recently Adopted Accounting Pronouncement

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2016-02, Leases (Topic 842), which requires the recognition of an asset and liability for lease arrangements longer than twelve months. The Company adopted the new accounting standard on January 1, 2019, using the modified retrospective method and elected the package of practical expedients for expired or existing contracts, which allowed the Company not to reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company recorded right-of-use assets of $120,000 in “Operating lease right-of-use assets” on the Company's condensed consolidated balance sheet, and lease liabilities of $120,000 in aggregate in “Operating lease liabilities – current” and “other non-current liabilities” on the Company’s condensed consolidated balance sheet on the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

Recently Issued Accounting Pronouncements Not Yet Adopted

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

In August 2018, the FASB issued ASU No. 2018-15, Intangibles-Goodwill and Other-Internal-Use Software (Subtopic 350-40): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement  That is a Service Contract. ASU 2018-15 clarifies the accounting for implementation costs in cloud computing arrangements. ASU 2018-15 is effective for the Company in the first quarter of fiscal 2020. Early adoption is permitted. The Company is currently assessing the potential impact of adopting this new guidance on its Consolidated Financial Statements.

Note 2. Revenues

Revenue Accounting Policies

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

Software License Revenues – Products with Non-Ratably Recognized Revenue

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

Disaggregation of Revenues

The following table provides information about disaggregated revenue by geographical region, major product line and timing of revenue recognition (in thousands):

	Three months ended March 31, 2019
Geographic region:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Americas	$379	$61	$262	$-	$702
Europe	17	5	160	3	185
Asia/Pacific	-	111	59	11	181
Total revenues	$396	$177	$481	$14	$1,068

	Three months ended March 31, 2019
Timing of revenue recognition:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$396	$-	$-	$-	$396
Transferred over time	-	177	481	14	672
Total revenues	$396	$177	$481	$14	$1,068

Contract Balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.  Deferred revenues include unearned revenue and deferred maintenance (in thousands):

	Three months ended March 31, 2019
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$476	$941	$892	$525
Contract assets - current	-	-	-	-
Deferred revenues including current and non-current	928	1,715	1,053	1,590

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

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Other current assets at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
VAT receivable	$480	$480
Other	219	212
Total Prepaids and other	$699	$692

Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Employee benefits	$429	$409
Income tax	5	24
Sales and other taxes	294	287
Commissions and bonuses	14	18
Other	65	109
Total accrued expenses	$807	$847

 Other non-current liabilities at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Deferred maintenance and unearned revenue	$186	$141
Other	436	422
Total other non-current liabilities	$622	$563

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

We measure the following financial assets at fair value on a recurring basis.  The fair value of these financial assets as of March 31, 2019 and December 31, 2018 (in thousands) were as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	March 31,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$2,115	$2,115	$-	$-
Money market funds	3,556	3,556	-	-
Total cash and cash equivalents	$5,671	$5,671	$-	$-

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 30,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,628	$1,628	$-	$-
Money market funds	946	946	-	-
Total cash and cash equivalents	$2,574	$2,574	$-	$-

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques.

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of March 31, 2019 and December 31, 2018, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of March 31, 2019 and December 31, 2018, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either March 31, 2019 or December 31, 2018. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

On January 1, 2019, we recorded right-of-use assets of $120,000 in “Operating lease right-of-use assets” on the Company's condensed consolidated balance sheet, and as of March 31, 2019 we had related lease liabilities of $80,000 in aggregate in “Operating lease liabilities – current” and $19,000 in “Other non-current liabilities” on the Company’s condensed consolidated balance sheet.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Three Months Ended
March 31, 2019
Cash payments for operating leases	$22

March 31, 2019
Weighted-average remaining lease term	1.25 years
Weighted-average discount rate	12%

Future minimum non-cancelable payments under operating leases as of March 31, 2019, were as follows (in thousands):

Operating Leases
Remainder of 2019	$66
2020	45
Total future lease payments	$111
Less imputed interest	12
Present value of lease liabilities	$99

During the three months ended March 31, 2019 and 2018, the Company recorded operating lease cost of $55,000 and $295,000, respectively. As of March 31, 2019, the Company had no leases that have not yet commenced.

Note 6. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended
	March 31,
	2019	2018
Software licenses
Non-hosted licenses	$396	$556
Hosted licenses	177	369
Services
Consulting services	14	239
Maintenance	481	439
Total revenues	$1,068	$1,603

We currently operate in three primary geographical territories: North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended
	March 31,
Revenues:	2019	2018
Americas	$702	$749
Europe	185	336
Asia/Pacific	181	518
Total revenues	$1,068	$1,603

For the three months ended March 31, 2019, no customer accounted for more than 10% of our revenues. For the three months ended March 31, 2018, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 10% of our revenues.

Note 7. Related Party Transactions

BVD and BVOD

On November 14, 2008, BroadVision (Delaware) LLC, a Delaware limited liability company (“BVD”), which was then our wholly owned subsidiary, entered into a Share Purchase Agreement with CHRM LLC, a Delaware limited liability company, that is controlled by Dr. Pehong Chen, our Chairman, President, Chief Executive Officer, Interim Chief Financial Officer and largest stockholder and in which our former Chief Financial Officer, Peter Chu, holds a minority interest. We and CHRM LLC then entered into an Amended and Restated Operating Agreement of BroadVision (Delaware) LLC dated as of November 14, 2008 (the “BVD Operating Agreement”). Under these agreements, CHRM LLC received, in exchange for the assignment of certain intellectual property rights, 20 Class B Shares of BVD, representing the right to receive a portion of any distribution of Funds from “Capital Transactions” (as such term is defined in the BVD Operating Agreement), with the exact amount to be determined based on our and CHRM LLC’s capital account balances at the time of such distribution. A Capital Transaction under that agreement is any merger or sale of substantially all of the assets of BVD as a result of which the members of BVD will no longer have an interest in BVD or the assets of BVD will be distributed to its members. Class B Shares do not participate in any profits of BVD except for net profits related to a Capital Transaction, in which case the net profits are allocated to the owners of Class A and Class B

Shares in proportion to their respective number of shares. To the extent BVD’s losses do not exceed undistributed net profits accumulated since the date of issuance of Class B Shares, such losses are allocated to Class A Shares. To the extent net losses exceed the undistributed net profits accumulated since the date of issuance of Class B Shares, such excess is allocated to the owners of Class A and Class B Shares in proportion to their respective cumulative capital contributions less any return of capital, until allocation of such losses results in having the capital account balances equal to zero. Then, net losses are allocated to the owners of Class A and Class B Shares in proportion to their respective number of shares. Upon liquidation, the net assets of BVD are distributed to the owners of Class A and Class B in proportion to their capital account balances.

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services however, we discontinued our BVOD operations during the fourth quarter of 2018 and do not expect to pay BVOD for such services in subsequent periods. We made aggregate payments to BVOD of zero and $0.5 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the three months ended March 31, 2019 and 2018, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

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

VMSO

As discussed in Note 1 above, on January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with VMSO for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other assets valued by our Board of Directors at $745,000. The contributed assets represent substantially all of the intellectual property and other assets relating to our Clearvale and Vmoso platforms, including our current Clearvale and Vmoso products and our MVN development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

The Company recognized a gain of $745,000 from the transfer of its intellectual property to VMSO and this gain is reported as a component of Other Income in the Condensed Consolidated Statement of Comprehensive Income (Loss).

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

On January 2, 2019, we entered into the Intercompany Agreement with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The Intercompany Agreement became effective as of January 1, 2019 and shall continue for a period of one year, unless earlier terminated, and shall be renewable upon written consent from both parties.

We and VMSO anticipate that, pursuant to the Intercompany Agreement, we will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Intercompany Agreement are generally intended to permit us to recover the cost to us of providing these personnel, facilities, and equipment. At March 31, 2019, we have a net receivable and VMSO has a net payable of $907,000 for services performed/received under the Intercompany Agreement. These amounts eliminate upon consolidation.

The Class 1 Common Stock owned by Dr. Chen represents a noncontrolling interest and profits and losses in VMSO are allocated pro-rata between our Company and the non-controlling interest based on equity ownership.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This report on Form 10-Q contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, which are subject to the "safe harbor" created by those sections. Forward-looking statements include all statements that are not historical facts, including statements regarding our future results of operations and financial position, our business strategy and plans, and our objectives for future operations.  The words "expect," "anticipate," "intend," "believe," "hope," "assume," "estimate," "plan," "will" and other similar words and expressions. These forward-looking statements, including those described in the section titled “Risk Factors” included under Part II, Item 1A below.  Moreover, we operate in a very competitive and rapidly changing environment. New risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the future events and trends discussed in this report may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. We undertake no obligation to publicly release any revisions to the forward-looking statements or to reflect events and circumstances after the date of this document.

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

We have not generated net income since 2009, except the generation of $0.6 million of net income attributable to BroadVision during the three months ended March 31, 2019. Our ability to generate profits or positive cash flows in future periods remains uncertain.

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space.  We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base.  Total revenues of $1.1 million in the first quarter of 2019 declined from total revenues of $1.6 million for the first quarter of 2018, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

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

Since Dr. Chen is both our President, Chief Executive Officer, Interim Chief Financial Officer and our largest stockholder, as well as the President and Chief Executive Officer and majority stockholder of VMSO, we determined that VMSO is a variable interest entity of the Company and we have therefore consolidated VMSO’s financial results with ours. See Note 1 of the Notes to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
Revenues:
Software licenses	54%	58%
Services	46	42
Total revenues	100	100
Cost of revenues:
Cost of software revenues	-	2
Cost of services	26	34
Total cost of revenues	26	36
Gross profit	74	64
Operating expenses:
Research and development	62	88
Sales and marketing	28	35
General and administrative	57	46
Total operating expenses	147	169
Operating loss	(73)	(105)
Interest income, net	1	1
Other income (expense), net	61	11
Loss before provision for income taxes	(11)	(93)
Provision for income taxes	-	-
Net loss	(11)%	(93)%

Revenues.    License revenue from the sales of software licenses for the three months ended March 31, 2019 was $0.6 million, a decline of $0.4 million, or 44%, from $0.9 million for the three months ended March 31, 2018. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals and was relatively flat at $0.5 million and $0.4 million for the three months ended March 31, 2019 and 2018. Consulting service revenue is primarily related to services in connection with our licensed software. Consulting service revenue for the three months ended March 31, 2019 was $0.01 million, a decrease of $0.2 million, from $0.2 million for the three months ended March 31, 2018. As compared to the comparable periods in the prior year, the decline in license and services revenues primarily reflect a decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in or bundled and sold with, our products. Cost of software licenses for the three months ended March 31, 2019 remained relatively flat in comparison to the same period of the prior year.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.3 million for the three months ended March 31, 2019, a decrease of $0.3 million, or 50% from $0.6 million for the three months ended March 31, 2018. The decrease in cost of services for the three months ended March 31, 2019 was primarily due to reductions in employee-related wages and stock-based compensation arising from headcount reductions, and a reduction in rent expense associated with the relocation of our corporate office.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $0.7 million for the three months ended March 31, 2019, a decrease of $0.7 million, or 50%, from $1.4 million for the three months ended March 31, 2018 The decrease in research and development expense was primarily due to reduction in employee-related salary and wages, fringe benefits, and stock-based compensation expense arising from headcount reductions, the discontinuation of our BVOD operations, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated with lower office rent costs.

Sales and marketing.    Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.3 million for the three months ended March 31, 2019, a decrease of $0.3 million, or 50%, from $0.6 million for the three months ended March 31, 2018.  The decrease in sales and marketing expense was primarily due to a reduction in employee-related salary and wages, commissions, and stock-based compensation arising from headcount reductions, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated lower rent costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.6 million for the three months ended March 31, 2019, a decrease of $0.1 million, or 20% from $0.7 million for the three months ended March 31, 2018.   The decrease in general and administrative expense was primarily due to a reduction in employee-related salary and wages and stock-based compensation expenses arising from headcount reductions and a reduction in rent expense associated with lower office costs.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $10,000 and $16,000 in interest income from our cash and cash equivalents during the three months ended March 31, 2019 and 2018, respectively.

Other income (expense), net.   Other income (expense), net during the three months ended March 31, 2019, was $0.7 million, net compared to $0.2 million in income, net in the three months ended March 31, 2019 and 2018, respectively. The variances between the periods were primarily due to gain from sale of intellectual property to VMSO offset by losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash balances.

Income taxes.  The income tax expense was $4,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2019, we had a net loss of $0.1 million and net cash provided by operating activities of $0.02 million, and at March 31, 2019, we had working capital of $4.1 million. At March 31, 2019, we had cash and cash equivalents of $5.7 million. Our cash and cash equivalents as of March 31, 2019 increased $3.1 million compared to the balance as of December 31, 2018. This increase was mainly due to our January 2019 VMSO financing.  Our cash and cash equivalents may fluctuate during the remainder of fiscal 2019 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

Based on our current business plan, we believe that our existing cash and cash equivalents balances will be sufficient to meet our working capital and operating resource expenditure requirements for the twelve months from the date of issuance of the Consolidated Financial Statements. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

The following table represents our liquidity at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2018	2018

Cash and cash equivalents	$5,671	$2,574
Working capital	$4,067	$1,853
Working capital ratio	2.44	1.98

Cash Provided by (Used In) Operating Activities

Cash provided by operating activities was $0.02 million for the three months ended March 31, 2019, and was primarily attributable to a $0.1 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used in operating activities was $1.5 million for the three months ended March 31, 2018, primarily attributable to a $1.5 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Used in Investing Activities

Cash used in investing activities was zero for the three months ended March 31, 2019.  Cash used in investing activities was $0.3 million for the three months ended March 31, 2018.  Cash used in investing activities for the three months ended March 31, 2018 was primarily related to the net maturities of short-term investments.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.0 million for the three months ended March 31, 2019. Cash provided by financing activities was $5,000 for the three months ended March 31, 2018. Cash provided by financing activities for the three months ended March 31, 2019 was primarily attributable to the $3.0 million VMSO financing.

Leases and Other Contractual Obligations

As of March 31, 2019, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the first quarter of 2019 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

We consolidate variable interest entities (VIEs) in which we hold a variable interest and we are the primary beneficiary. We control the management of VMSO and have the obligation to absorb the losses of, and receive benefits from VMSO. Accordingly, we have identified ourselves as the primary beneficiary of VMSO and began consolidating VMSO in the first quarter of 2019, resulting in a noncontrolling interest related to Dr. Chen, the holder of Class 1 common stock in VMSO.

We adopted the new accounting standard Accounting Standards Update No. 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective method and elected the package of practical expedients for expired or existing contracts, which allowed the Company not to reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. The Company recorded a right-of-use asset in “Operating lease right-of-use assets” on the Company's condensed consolidated balance sheet, and corresponding lease liabilities in “Operating lease liabilities – current” and “other non-current liabilities” on the Company’s condensed consolidated balance sheet on the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

There have been no other material changes in our critical accounting policies, estimates and judgments during the three month period ended March 31, 2019 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of March 31, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Intercompany Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and the MVN development project. While we consolidate VMSO with our financial results for purposes of U.S. GAAP as it is under common control with us, as a result of the consummation of the VMSO financing, our share of the potential upside, but also our exposure to the development and commercialization costs, of Clearvale, Vmoso and MVN has been significantly reduced.

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

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents through the next twelve months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.   As of March 31, 2019, we had an accumulated deficit of approximately $1.3 billion.

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

We are likely to continue to experience significant fluctuations in our future results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;
•	competitive factors that affect our pricing;
•	market acceptance of new products;
•	the mix of products sold by us;
•	the timing of receipt, fulfillment and recognition as revenue of significant orders;
•	changes in our pricing policies or our competitors;
•	changes in our sales incentive plans;
•	the budgeting cycles of our customers;
•	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;
•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90 days’ notice;
•	product life cycles;
•	changes in strategy;
•	seasonal trends;
•	the mix of distribution channels through which our products are sold;
•	the mix of international and domestic sales;
•	the rate at which new sales people become productive;
•	changes in the level of operating expenses to support projected growth;
•	increase in the amount of third party products and services that we use in our products or resell with royalties attached; and
•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

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

We cannot assure you that our controls and procedures will prevent all errors or fraud, or that any related losses would be recoverable. We also cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic consolidated financial reports and, if we are unable to produce accurate or timely consolidated financial statements, we may be subject to adverse regulatory consequences, including sanctions or investigations by the SEC, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with the Nasdaq Capital  Market continued listing requirements.  Further, our independent registered public accounting firm did not perform an evaluation of our internal control over financial reporting during the impacted periods in accordance with the provisions of the Sarbanes-Oxley Act. In light of the fraudulent activities that were identified as a result of the limited procedures performed, it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional instances of fraud, or significant deficiencies or material weaknesses, may have been identified.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended March 31, 2019, approximately 34% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our performance substantially depends on the performance of our management team. We also rely on our ability to retain and motivate qualified personnel, especially our management and highly skilled development teams. The loss of the services of any of our officers or highly skilled technical and managerial personnel, particularly our founder, Chief Executive Officer, President and Interim Chief Financial Officer, Dr. Pehong Chen, could cause us to incur increased operating expenses and divert senior management resources in searching for replacements. Effective as of March 7, 2018, Peter Chu resigned as our Chief Financial Officer and Vice President of Strategy and Product Management. In connection with Mr. Chu’s resignation, Dr. Chen was appointed as our Interim Chief Financial Officer. As a result of this change, Dr. Chen has taken on substantially more responsibility for the management of our business and of our financial reporting, which has resulted in greater workload demands and could divert his attention away from certain key areas of our business.  Changes in our organization as a result of Mr. Chu’s departure may have a disruptive impact on our ability to implement our strategy and could have a material adverse effect on our business, internal controls, financial condition and results of operations. Management transition inherently causes some loss of institutional knowledge, which can negatively affect strategy and execution. Until we find and integrate a replacement for Mr. Chu, and unless his replacement is able to succeed in the position, we may be unable to successfully manage and grow our business, and our results of operations, internal controls and financial condition could suffer as a result. The loss of the services of our officers or other personnel also could harm our reputation if our customers were to become concerned about our future operations. We do not carry "key person" life insurance policies on any of our employees. Our future success also depends on our continuing ability to identify, hire, train and retain other highly qualified technical and managerial personnel. Competition for these personnel is intense, especially in the Internet industry. We have in the past experienced, and may continue to experience, difficulty in hiring and retaining sufficient numbers of highly skilled employees. The significant downturn in our business over the past several years has had and may continue to have a negative impact on our operations. We have reduced our workforce significantly, and implemented other cost containment activities. These actions could lead to disruptions in our business, reduced employee morale and productivity, increased attrition, and problems with retaining existing and recruiting future employees.

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

In addition, the collection and use of personal data in the European Union, previously governed by the provisions of the Data Protection Directive, were replaced with the General Data Protection Regulation, (the “GDPR”) in May 2018. The GDPR imposes several requirements relating to the collection, use, processing and transfer of personal data, such as requirements for using consent or other legal grounds to process personal data, providing information to individuals about how their personal data is used, maintaining adequate security and data protection measures, giving data breach notifications, complying with individuals’ requests to access, correct or delete their personal data and using third party processors of personal data. The GDPR also maintains the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduced substantial potential fines for violations and increase our responsibility and liability in relation to personal data that we process. To comply with the GDPR we are required to put in place additional technical and administrative measures and controls mechanisms. This may be onerous and failure to comply with the GDPR may adversely affect our business, financial condition, results of operations and prospects.

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

A total of 34% and 50% of our revenues for the three months ended March 31, 2019 and 2018, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 23% of our cash and cash equivalents were denominated in foreign currencies as of March 31, 2019. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

On April 8, 2019, we received a letter (the “Letter”) from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we no longer comply with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because our stockholders’ equity of $1,401,000 as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 was below the required minimum of $2,500,000, and we did not meet the alternatives of market value of listed securities or net income from continuing operations. As of March 31, 2019, our stockholders’ equity was $4.4 million, so we expect to regain compliance shortly after the filing of this report. However, if in future periods, our stockholders’ equity again falls below $2.5 million, or if we fail to satisfy another Nasdaq requirement for continued listing, Nasdaq staff may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. Any delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.  It would also materially and adversely affect our business by making it more difficult to access additional capital from investors who prefer to purchase shares listed on an actively traded market.

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of March 31, 2019, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $5.45 per share to $0.74 per share between April 1, 2017 and March 31, 2019. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

10.2

Class 1 Common Stock Purchase Agreement dated January 2, 2019 by and between Dr. Pehong Chen and Vmoso, Inc. (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed on January 3, 2019 (File No. 001-34205)).

10.3

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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

BROADVISION, INC.

Date: May 15, 2019	By:	/s/ Pehong Chen
Pehong Chen
President, Chief Executive Officer and Interim Chief Financial Officer