Form 10-Q/A
period 2019-03-31
BROADVISION INC
filed 2019-08-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q/A

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

EXPLANATORY NOTE

This Form 10-Q/A (Amendment No. 1) (the “Amended Report”) for BroadVision, Inc. is being filed to correct certain accounting errors related to the establishment of Vmoso, Inc. (“VMSO”) and its consolidation by the Company as a variable interest entity in “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Quarterly Report on Form 10-Q for the period ended March 31, 2019, initially filed with the Securities and Exchange Commission on May 15, 2019 (the “Original Report”). These matters are further described in “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note 1 to our Condensed Consolidated Financial Statements included herein.

In connection with our quarterly consolidated financial statement close and preparation of our Quarterly Report for the second quarter of 2019, misstatements were identified in the consolidated financial statements for the quarter ended March 31, 2019 included in the Original Report. On August 12, 2019, the Audit Committee of our Board of Directors, after consulting with our management and discussing with our independent registered public accounting firm, concluded that it was necessary to amend and restate our previously filed unaudited interim consolidated financial statements in our Quarterly Report on Form 10-Q for the quarter ended March 31, 2019 and that such financial statements should no longer be relied upon. Further, our disclosures related to such consolidated financial statements and related communication issued by or on behalf of our Company with respect to the quarter ended March 31, 2019, including our management’s assessment of internal control over financial reporting as of March 31, 2019, should also no longer be relied upon. The determination to restate our March 31, 2019 consolidated financial statements was made as a result of errors related to a complex accounting transaction. When the Company accounted for the  transfer of assets to VMSO, it included the following errors to the consolidated financial statements: (i) an overstatement of total assets and understatement of net losses by recording a $745,000 intangible asset from the transfer of its intellectual property to VMSO in the Condensed Consolidated Balance Sheet and inappropriately recognizing a non-cash gain on the transaction of $745,000, which was reported as a component of Other Income, Net in the Condensed Consolidated Statement of Comprehensive Loss and (ii) a misstatement of net losses allocated to the non-controlling interest from VMSO, a consolidated VIE, and the associated allocation of stockholders’ equity to the non-controlling interest and overstatement of stockholders’ equity by $745,000. The Company should not have recorded an intangible asset in VMSO and should not have recognized a $745,000 non-cash gain on its Condensed Consolidated Statement of Comprehensive Loss as of and for the period ended March 31, 2019, as the transaction should have been accounted for as a common control transaction. The allocation of net loss and stockholders’ equity to the non-controlling interest should have been calculated using the proportionate fair value of equity ownership of VMSO. These errors also impacted the Net Loss amount and the basic and diluted net loss per share amount in the Condensed Consolidated Statement of Comprehensive Loss and in the Condensed Consolidated Statement of Stockholders’ Equity.

The following sections in the Original Report are revised in this Form 10-Q/A, solely as a result of, and to reflect, the restatement and conditions related to the restatement:

Part I - Item 1 - Financial Statements

Part I - Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations

Part I - Item 4 - Controls and Procedures

Part II - Item 1A - Risk Factors

Part II - Item 6 - Exhibits

Pursuant to the rules of the SEC, Part II, Item 6 of the Original Report has been amended to include the currently-dated certifications from the Company’s principal executive officer and interim principal financial officer, as required by Sections 302 and 906 of the Sarbanes-Oxley Act of 2002. The certifications of the principal executive officer and principal financial officer are included in this Form 10-Q/A as Exhibits 31.1 and 32.1.

For the convenience of the reader, this Form 10-Q/A sets forth the information in the Original Report in its entirety; as such information is modified and superseded where necessary to reflect the restatement. Except as it relates to the restatement described above and related disclosures, this Form 10-Q/A does not reflect events occurring after the date of the Original Report.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q/A

Quarter Ended March 31, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	March 31,	December 31,
	2019	2018
	Restated (See Note 1)
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents (amounts related to VIE of $3,005 and $0 as of June 30, 2019 and December 31, 2018, respectively)	$5,671	$2,574
Accounts receivable, net of reserves of $120 and $193 as of March 31, 2019
and December 31, 2018, respectively	525	476
Prepaids and other	699	692
Total current assets	6,895	3,742
Property and equipment, net	14	15
Operating lease right-of-use assets	100	-
Intangible assets	-	-
Other assets	94	96
Total assets	$7,103	$3,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$537	$256
Accrued expenses	807	847
Operating lease liabilities – current	80	-
Unearned revenue	804	449
Deferred maintenance	600	337
Total current liabilities	2,828	1,889
Other non-current liabilities	623	563
Total liabilities	3,451	2,452

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized; none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 5,059 and 5,057 shares issued	-	-
and outstanding as of March 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	1,271,969	1,271,949
Accumulated other comprehensive loss	(1,339)	(1,435)
Accumulated deficit	(1,269,402)	(1,269,113)
Total stockholders’ equity before noncontrolling interest	1,228	1,401
Noncontrolling interest	2,426	-
Total stockholders’ equity	3,654	1,401
Total liabilities and stockholders’ equity	$7,103	$3,853

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	Restated (See Note 1)
Revenues:
Software licenses	$573	$925
Services	495	678
Total revenues	1,068	1,603
Cost of revenues:
Cost of software revenues	1	33
Cost of services	272	550
Total cost of revenues	273	583
Gross profit	795	1,020
Operating expenses:
Research and development	661	1,403
Sales and marketing	302	566
General and administrative	610	741
Total operating expenses	1,573	2,710
Operating loss	(778)	(1,690)
Interest income, net	10	16
Other income, net	(91)	183
Loss before income taxes	(859)	(1,491)
Income tax expense	(4)	(1)
Net loss	(863)	(1,492)
Net loss attributable to noncontrolling interest	(574)	-
Net loss attributable to BroadVision	$(289)	$(1,492)

Net loss per share, basic and diluted:
Basic and diluted net loss per share attributable to BroadVision	$(0.06)	$(0.30)
Shares used in computing:
Weighted average shares, basic and diluted	5,002	4,995

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	96	(182)
Comprehensive loss	(193)	(1,674)
Less: comprehensive income attributable to noncontrolling interest	-	-
Comprehensive loss attributable to BroadVision	(193)	$(1,674)

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Common Stock
				Accumulated
			Additional	Other				Total
			Paid-in	Comprehensive	Accumulated		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Total	Interest	Equity
Balances as of December 31, 2018	5,057	$-	$1,271,949	$(1,435)	$(1,269,113)	$1,401	$-	$1,401
Contribution from noncontrolling interest		-	-	-	-	-	3,000	3,000
Net loss		-	-	-	(289)	(289)	(574)	(863)
Other comprehensive income		-	-	96	-	96	-	96
Stock-based compensation		-	18	-	-	18	-	18
Issuance of common stock under employee stock purchase plan	2	-	2	-	-	2	-	2
Balances as of March 31, 2019 (Restated, See Note 1)	5,059	$-	$1,271,969	$(1,339)	$(1,269,402)	$1,228	$2,426	$3,654

Balances as of December 31, 2017	4,995	$-	$1,271,585	$(1,558)	$(1,262,718)	$7,309	$-	$7,309
Net loss		-	-	-	(1,492)	(1,492)	-	(1,492)
Other comprehensive loss		-	-	(182)	-	(182)	-	(182)
Stock-based compensation		-	126	-	-	126	-	126
Issuance of common stock under employee stock purchase plan	2	-	5	-	-	5	-	5
Cumulative effect of adoption of ASC 606		-	-	-	605	605	-	605
Balances as of March 31, 2018	4,997	$-	$1,271,716	$(1,740)	$(1,263,605)	$6,371	$-	$6,371

See Accompanying Notes to Condensed Consolidated Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Three Months Ended
	March 31,
	2019	2018
	Restated (See Note 1)
Cash flows from operating activities:
Net loss	$(863)	$(1,492)
Depreciation and amortization	1	6
Stock-based compensation	18	126
Provision of receivable reserves	(73)	(70)
Cumulative effect of accounting changes	-	605
Changes in operating assets and liabilities:
Accounts receivable	24	545
Prepaids and other	(7)	(166)
Operating lease right-of-use assets	(100)	-
Other non-current assets	2	(14)
Accounts payable and accrued expenses	243	(383)
Operating lease liabilities - current	80	-
Unearned revenue and deferred maintenance	618	(611)
Other noncurrent liabilities	58	(30)
Net cash provided by (used for) operating activities	1	(1,484)
Cash flows from investing activities:
Purchase of property and equipment	-	(3)
Net cash used for investing activities	-	(3)
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,000	5
Proceeds from exercise of common stock options, net	-	-
Net cash provided by financing activities	3,000	5
Effect of exchange rates on cash and cash equivalents	96	(182)
Net increase (decrease) in cash and cash equivalents	3,097	(1,664)
Cash and cash equivalents at beginning of period	2,574	8,560
Cash and cash equivalents at end of period	$5,671	$6,896

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

Restatement

In August 2019, the Company identified the following errors in its condensed consolidated financial statements for the quarter ended March 31, 2019:

(i) an overstatement of total assets and understatement of net losses by recording a $745,000 intangible asset from the transfer of its intellectual property and other assets to Vmoso, Inc. (“VMSO”) in the Condensed Consolidated Balance Sheet and inappropriately recognizing a non-cash gain of $745,000, which was reported as a component of Other Income, Net in the Condensed Consolidated Statement of Comprehensive Loss. The Company should not have recorded an intangible asset in VMSO and should not have recognized the $745,000 non-cash gain, as the transaction should have been accounted for as a common control transaction, and

(ii) understatements of net loss and basic and diluted net loss per share, and overstatements of stockholders’ equity and stockholders’ equity allocated to the non-controlling interest in VMSO.  The Company incorrectly calculated the ownership interest of the non-controlling shareholder of VMSO and the resulting allocation of net loss, basic and diluted net loss per share, and stockholders’ equity to the non-controlling interest.

The combined effect of these two errors resulted in an overstatement of net income attributable to BroadVision of $891,000. These errors also impacted the net loss amount in the Condensed Consolidated Statement of Comprehensive Loss and in the Condensed Consolidated Statement of Stockholders’ Equity.

Please see the tables below for further details regarding the above-mentioned restatement adjustments. In conjunction with the restatement, the Company determined that it would be appropriate, within this Form 10-Q/A, to reflect these adjustments as of and for the three months ended March 31, 2019.

The following tables present the Company's condensed consolidated balance sheet as previously reported, restatement adjustments and the condensed consolidated balance sheet as restated as of March 31, 2019 (in thousands except per share data):

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	March 31, 2019 (Unaudited)
	As Previously Reported	Adjustments		As Restated

ASSETS
Current assets:
Cash and cash equivalents (amounts related to VIE of $3,005 and $0 as of	$5,671	$-		$5,671
June 30, 2019 and December 31, 2018, respectively)
Accounts receivable, net of reserves of $120 and $193 as of March 31, 2019		-		-
and December 31, 2018, respectively	525	-		525
Prepaids and other	699	-		699
Total current assets	6,895	-		6,895
Property and equipment, net	14	-		14
Operating lease right-of-use assets	100	-		100
Intangible assets	745	(745)	(A)	-
Other assets	94	-		94
Total assets	$7,848	$(745)		$7,103
LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable	$537	$-		$537
Accrued expenses	807	-		807
Operating lease liabilities – current	80	-		80
Unearned revenue	804	-		804
Deferred maintenance	600	-		600
Total current liabilities	2,828	-		2,828
Other non-current liabilities	622	1		623
Total liabilities	3,450	1		3,451
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 5,059 and 5,057 shares	-	-		-
issued and outstanding as of March 31, 2019 and December 31, 2018, respectively
Additional paid-in capital	1,271,969	-		1,271,969
Accumulated other comprehensive loss	(1,339)	-		(1,339)
Accumulated deficit	(1,268,511)	(891)		(1,269,402)
Total stockholders’ equity before noncontrolling interest	2,119	(891)		1,228
Noncontrolling interest	2,279	147		2,426
Total stockholders’ equity	4,398	(744)		3,654
Total liabilities and stockholders’ equity	$7,848	$(745)		$7,103

(A)

The Company should not have recorded an intangible asset in VMSO and should not have recognized the $745,000 non-cash gain, as the transaction should have been accounted for as a common control transaction (see the details above under the Restatement subheading).

The following tables present the Company's condensed consolidated statement of comprehensive loss as previously reported, restatement adjustments and the condensed consolidated statement of comprehensive loss as restated for the three months ended March 31, 2019 (in thousands except per share data):

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Three Months Ended March 31, 2019 (Unaudited)
	As Previously Reported	Adjustments		As Restated

Revenues:
Software licenses	$573	$-		$573
Services	495	-		495
Total revenues	1,068	-		1,068
Cost of revenues:
Cost of software revenues	1	-		1
Cost of services	272	-		272
Total cost of revenues	273	-		273
Gross profit	795	-		795
Operating expenses:
Research and development	661	-		661
Sales and marketing	302	-		302
General and administrative	610	-		610
Total operating expenses	1,573	-		1,573
Operating loss	(778)	-		(778)
Interest income, net	10	-		10
Other income (expense), net	653	(744)	(A)	(91)
Loss before income taxes	(115)	(744)		(859)
Income tax expense	(4)	-		(4)
Net loss	(119)	(744)		(863)
Net loss attributable to noncontrolling interest	(721)	147	(B)	(574)
Net income (loss) attributable to BroadVision	$602	$(891)		$(289)

Basic and diluted net income (loss) per share attributable to BroadVision	$0.12	$(0.18)		$(0.06)
Shares used in computing:
Weighted average shares, basic	5,002			5,002
Weighted average shares, diluted	5,018			5,002

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	96	-		96
Comprehensive income (loss)	698	(891)		(193)
Less: comprehensive income attributable to noncontrolling interest	-	-		-
Comprehensive income (loss) attributable to BroadVision	$698	$(891)		$(193)

(A)

The Company should not have recorded an intangible asset in VMSO and should not have recognized the $745,000 non-cash gain, as the transaction should have been accounted for as a common control transaction, adjusted for rounding (see the details above under the Restatement subheading).

(B)

The Company incorrectly calculated the ownership interest of the non-controlling shareholder of VMSO and the allocation of net loss and basic and diluted net loss per share to the non-controlling interest (see the details above under the Restatement subheading).

The following tables present the Company's condensed consolidated statement of stockholders’ equity as previously reported, restatement adjustments and the statement of stockholders’ equity as restated as of March 31, 2019 (in thousands):

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Common Stock
			Additional	Accumulated Other				Total
			Paid-in	Comprehensive	Accumulated		Noncontrolling	Stockholders'
As Previously Reported	Shares	Amount	Capital	Loss	Deficit	Total	Interest	Equity
Balances as of December 31, 2018	5,057	$-	$1,271,949	$(1,435)	$(1,269,113)	$1,401	$-	$1,401
Contribution from noncontrolling interest	-	-	-	-	-	-	3,000	3,000
Net loss	-	-	-	-	602	602	(721)	(119)
Other comprehensive income	-	-	-	96	-	96	-	96
Stock-based compensation	-	-	18	-	-	18	-	18
Issuance of common stock under employee stock purchase plan	2	-	2	-	-	2	-	2
Balances as of March 31, 2019	5,059	$-	$1,271,969	$(1,339)	$(1,268,511)	$2,119	$2,279	$4,398
Adjustments
Balances as of December 31, 2018		$-	$	$	$	$-	$-	$-
Net loss		-	-	-	(891)	(891)	147	(744)
Other comprehensive income		-	-		-	-	-	-
Stock-based compensation		-		-	-	-	-	-
Issuance of common stock under employee stock purchase plan		-		-	-	-	-	-
Balances as of March 31, 2019	-	$-	$-	$-	$(891)	$(891)	$147	$(744)
As Restated
Balances as of December 31, 2018	5,057	$-	$1,271,949	$(1,435)	$(1,269,113)	$1,401	$-	$1,401
Contribution from noncontrolling interest	-	-	-	-	-	-	3,000	3,000
Net loss	-	-	-	-	(289)	(289)	(574)	(863)
Other comprehensive income	-	-	-	96	-	96	-	96
Stock-based compensation	-	-	18	-	-	18	-	18
Issuance of common stock under employee stock purchase plan	2	-	2	-	-	2	-	2
Balances as of March 31, 2019	5,059	$-	$1,271,969	$(1,339)	$(1,269,402)	$1,228	$2,426	$3,654

The following tables present the Company's condensed consolidated cash flow statement as previously reported, restatement adjustments and the cash flow statement as restated for the three months ended March 31, 2019 (in thousands):

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three Months Ended March 31, 2019 (Unaudited)
	As Previously Reported	Adjustments	As Restated
Cash flows from operating activities:
Net loss	$(119)	$(744)	$(863)
Depreciation and amortization	1	-	1
Gain on transfer of intellectual property	(745)	745	-
Stock-based compensation	18	-	18
Provision of receivable reserves	(73)	-	(73)
Accumulated effect on accounting changes	-	-	-
Changes in operating assets and liabilities:
Accounts receivable	24	-	24
Prepaids and other	(7)	-	(7)
Operating lease right-of-use assets	(100)	-	(100)
Other non-current assets	2	-	2
Accounts payable and accrued expenses	243	-	243
Operating lease liabilities - current	80	-	80
Unearned revenue and deferred maintenance	618	-	618
Other non-current liabilities	59	(1)	58
Net cash provided by operating activities	1	-	1
Cash flows from investing activities:
Purchase of property and equipment	-	-	-
Net cash used for investing activities	-	-	-
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,000	-	3,000
Proceeds from exercise of common stock options, net	-	-	-
Net cash provided by financing activities	3,000	-	3,000
Effect of exchange rates on cash and cash equivalents	96		96
Net increase (decrease) in cash and cash equivalents	3,097	-	3,097
Cash and cash equivalents at beginning of period	2,574	-	2,574
Cash and cash equivalents at end of period	$5,671	$-	$5,671

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

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals), in addition to the amount related to our restatement mentioned below, considered necessary for a fair presentation of interim financial information have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2019 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

On January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with Vmoso, Inc., a Delaware corporation (“VMSO”), for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other net assets. This transaction was considered a common control transaction, and the assets and liabilities were transferred to VMSO at carrying value and resulted in no gain or loss. The contributed assets represent substantially all of the intellectual property and other assets relating to our Clearvale and Vmoso platforms, including our current Clearvale and Vmoso products and customer relationships and our My Vmoso Network (“MVN”) development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by our company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share in addition to participating rights proportionate to the number of shares held. The fair value of the VMSO Series A Preferred Stock held by the Company following the completion of VMSO’s sale of Class 1 Common Stock described below was 33.3% of VMSO.

On January 2, 2019, Dr. Pehong Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, purchased 3,000,000 shares of VMSO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO. The fair value of Dr. Chen’s non-controlling interest in VMSO following the completion of VMSO’s sale of Class 1 Common Stock was 66.7% of VMSO.

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

The Company consolidates variable interest entities (“VIEs”) in which it holds a variable interest and for which the Company is determined to be the primary beneficiary.

The Company controls the management of VMSO and has the obligation to absorb the losses of, and receive benefits from VMSO. Accordingly, the Company has identified itself as the primary beneficiary of VMSO and began consolidating VMSO in the first quarter of 2019, resulting in a noncontrolling interest related to Dr. Chen, the holder of Class 1 common stock in VMSO.

The assets, liabilities, operating expenses, and cash flows of VMSO are included in the Condensed Consolidated Financial Statements of the Company. While the assets of VMSO may be used to settle its liabilities to the Company, they are not otherwise available to settle the Company’s obligations, and, therefore, are shown separately on the Condensed Consolidated Balance Sheet. The liabilities of VMSO are owed to the Company, and thus are eliminated upon consolidation in the Condensed Consolidated Balance Sheet. The Class 1 Common Stock owned by Dr. Chen represents a non-controlling interest and profits and losses in VMSO are allocated pro-rata between the Company and the non-controlling interest based on the proportionate fair value of equity ownership.

Use of Estimates

The preparation of Condensed Consolidated Financial Statements in conformity with U.S. GAAP requires management to make certain assumptions and estimates that affect reported amounts of assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, we evaluate our estimates, including those related to receivable reserves, stock-based compensation, investments, impairment assessments and income taxes, valuation of equity instruments, as well as contingencies and litigation. We base our estimates on historical experience and on various other assumptions that we believe are reasonable, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates using different assumptions or conditions.

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. During the three months ended March 31, 2019, the Company had a net loss of $0.9 million and essentially no cash provided by or used in operations at March 31, 2019. The Company had working capital of $4.1 million. At March 31, 2019, the Company had cash and cash equivalents of $5.7 million, including $3.0 million held by VMSO. The Company has implemented cost reduction plans since the second half of 2017 to reduce the Company’s cash needs and reduced the cost of its operations by approximately $5 million in 2018. In January 2019, the Company completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder and VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, reducing our exposure to future development and commercialization costs of Clearvale, Vmoso and MVN. The Company believes its cash and cash equivalents as of March 31, 2019, which include the proceeds of its VMSO financing, will be sufficient to fund operations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

	Three Months Ended
	March 31,
	2019	2018
	Restated (See Note 1)
Net income (loss) attributable to BroadVision	$(289)	$(1,492)
Weighted-average common shares outstanding used to compute basic net income (loss) per share	5,002	4,995
Basic net income (loss) per share attributable to BroadVision	$(0.06)	$(0.30)

Weighted-average common shares outstanding used to compute diluted net income (loss) per share	5,002	4,995
Diluted net income (loss) per share attributable to BroadVision	$(0.06)	$(0.30)

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

Comprehensive Income (Loss)

Comprehensive Income (loss) includes net loss and other comprehensive gains and losses, which primarily consists of foreign currency translation adjustments. Total comprehensive income (loss) is presented in the accompanying Condensed Consolidated Statements of Comprehensive Loss. Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

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

Contract Balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.  Deferred revenues include unearned revenue and deferred maintenance (in thousands):

	Three months ended March 31, 2019
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$476	$941	$892	$525
Contract assets - current	-	-	-	-
Deferred maintenance and unearned revenues including current and non-current	928	1,715	1,053	1,590

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

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Other current assets at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
VAT receivable	$480	$480
Other	219	212
Total Prepaids and other	$699	$692

Accrued expenses at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Employee benefits	$429	$409
Income tax	5	24
Sales and other taxes	294	287
Commissions and bonuses	14	18
Other	65	109
Total accrued expenses	$807	$847

 Other non-current liabilities at March 31, 2019 and December 31, 2018 consisted of the following (in thousands):

	March 31,	December 31,
	2019	2018
	(unaudited)
Deferred maintenance and unearned revenue	$186	$141
Other	436	422
Total other non-current liabilities	$623	$563

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

On January 1, 2019, we recorded right-of-use assets of $120,000 in “Operating lease right-of-use assets” on our condensed consolidated balance sheet, and as of March 31, 2019 we had related lease liabilities of $80,000 in aggregate in “Operating lease liabilities – current” and $19,000 in “Other non-current liabilities” on our condensed consolidated balance sheet.

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

VMSO

As discussed in Note 1 above, on January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with VMSO for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other net assets. The contributed assets represent substantially all of the intellectual property and other assets relating to our Clearvale and Vmoso platforms, including our current Clearvale and Vmoso products and customer relationships and our MVN development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

This transaction was considered a common control transaction, and as restated the assets and liabilities were transferred to VMSO at carrying value and resulted in no gain or loss.

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by our Company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share in addition to participating rights proportionate to the number of shares held. The fair value of the VMSO Series A Preferred Stock held by the Company following the completion of VMSO’s sale of Class 1 Common Stock described below was 33.3% of VMSO.

Pursuant to the financing plan that we announced in October 2018, on January 2, 2019, Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, purchased 3,000,000 shares of VSMO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO. The fair value of the non-controlling interest in VMSO following the completion of VMSO’s sale of Class 1 Common Stock was 66.7% of VMSO.

On January 2, 2019, we entered into the Services and Facilities Agreement with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The Services and Facilities Agreement became effective as of January 1, 2019 and shall continue for a period of one year, unless earlier terminated, and shall be renewable upon written consent from both parties.

We and VMSO anticipate that, pursuant to the Services and Facilities Agreement, we will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Services and Facilities Agreement are generally intended to permit us to recover the cost to us of providing these personnel, facilities, and equipment. In addition, BroadVision acts as a reseller of VMSO’s Clearvale and Vmoso products. At March 31, 2019, we have a net receivable and VMSO has a net payable of $707,000, as restated, for services performed/received under the Services and Facilities Agreement; and from transactions related to the resale of VMSO products; we have a deferred cost of revenue, and VMSO has deferred revenue of $72,000, as restated, and intercompany profits are de minimis. These amounts eliminate upon consolidation.

The Class 1 Common Stock owned by Dr. Chen represents a noncontrolling interest and profits and losses in VMSO are allocated pro-rata between our Company and the non-controlling interest based on the proportionate fair value of equity ownership.

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

Restatement

We have updated this Management’s Discussion and Analysis of Financial Condition and Results of Operations section to reflect the effects of the restatement described in Note 1 to our Condensed Consolidated Financial Statements in Part I, Item 1 included in this Quarterly Report on Form 10-Q/A.

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

As discussed below, the MVN development project intellectual property was transferred to VMSO in January 2019. VMSO is a consolidated VIE included in our condensed consolidated financial statements.

VMSO Financing

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Services and Facilities Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and customer relationships and the MVN development project.

Since we control the management of VMSO and have the obligation to absorb the losses of, and receive benefits from VMSO through the Services and Facilities Agreement, we have identified the Company as the primary beneficiary of the VMSO variable interest entity. We have therefore consolidated VMSO’s financial results with ours. Such activities include management of VMSO’s product development, product launch, operations, budgeting, policies and procedures. We also act as a reseller of VMSO products. In addition, the Company has the obligation to absorb losses or the right to receive benefits that could potentially be significant to VMSO on the basis of the income allocations and cash distributions provided by contractual voting rights, given the purpose, design and structure of VMSO. See Note 1 of the Notes to our Condensed Consolidated Financial Statements for additional information.

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended
	March 31,
	2019	2018
	Restated (See Note 1)
Revenues:
Software licenses	54%	58%
Services	46	42
Total revenues	100	100
Cost of revenues:
Cost of software revenues	-	2
Cost of services	26	34
Total cost of revenues	26	36
Gross profit	74	64
Operating expenses:
Research and development	62	88
Sales and marketing	28	35
General and administrative	57	46
Total operating expenses	147	169
Operating loss	(73)	(105)
Interest income, net	2	1
Other income (expense), net	(9)	11
Loss before provision for income taxes	(80)	(93)
Provision for income taxes	(1)	-
Net loss	(81)%	(93)%

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

Other income (expense), net.   Other income (expense), net during the three months ended March 31, 2019, was ($0.1) million, net compared to $0.2 million in income, net in the three months ended March 31, 2019 and 2018, respectively. The variances between the periods were primarily due to losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash balances.

Income taxes.  The income tax expense was $4,000 and $1,000 for the three months ended March 31, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

During the three months ended March 31, 2019, we had a net loss of $0.9 million and essentially no cash provided by or used in operating activities at March 31, 2019, we had working capital of $4.1 million. At March 31, 2019, we had cash and cash equivalents of $5.7 million. Our cash and cash equivalents as of March 31, 2019 increased $3.1 million compared to the balance as of December 31, 2018. This increase was mainly due to our January 2019 VMSO financing. Our cash and cash equivalents may fluctuate during the remainder of fiscal 2019 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

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

The following table represents our liquidity at March 31, 2019 and December 31, 2018 (dollars in thousands):

	March 31,	December 31,
	2019	2018

Cash and cash equivalents	$5,671	$2,574
Working capital	$4,069	$1,853
Working capital ratio	2.44	1.98

Cash Provided by (Used In) Operating Activities

We had no cash provided by or used in operating activities for the three months ended March 31, 2019, activity consisted primarily of a $0.9 million operating loss offset by noncash items and changes in operating assets and liabilities.  Cash used in operating activities was $1.5 million for the three months ended March 31, 2018, primarily attributable to a $1.5 million operating loss offset by other noncash items and changes in operating assets and liabilities.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of March 31, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of March 31, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim consolidated financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of our Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we discovered that we had: (a) incorrectly recorded intangible assets and a gain on transfer of intellectual property related to the establishment of Vmoso, Inc.’s business, a variable interest entity controlled by and consolidated with the Company for purposes of the Company’s condensed consolidated financial statements; and (b) had not properly allocated net losses and stockholders’ equity to the non-controlling interest of Vmoso, Inc.  Accordingly, we have restated our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2019 in this Amended Report.  As a result, we have concluded that our controls and procedures were not effective as of March 31, 2019. The material weakness in internal control over financial reporting primarily resulted from a deficiency in operating effectiveness of key controls related to accounting for complex transactions and consolidation. The operating deficiencies were caused by insufficient technical accounting knowledge in the accounting team.

To address the identified material weakness, we have hired additional outside consultants to supplement management in the evaluation of technical accounting matters, including but not limited to consolidation matters.

If we fail to properly remediate the material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely consolidated financial statements could be impaired and investors could lose confidence in our consolidated financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to March 31, 2019, as described above, we have hired additional outside consultants to assist management in evaluating technical accounting matters to remediate the material weakness in our internal control over financial reporting described above.

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

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and customer relationships and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Services and Facilities Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and customer relationships and the MVN development project. While we consolidate VMSO with our financial results for purposes of U.S. GAAP as it is under common control with us, as a result of the consummation of the VMSO financing, our share of the potential upside, but also our exposure to the development and commercialization costs, of Clearvale, Vmoso and MVN has been significantly reduced.

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

We identified a material weakness in our internal controls over financial reporting, which resulted in the restatement of our financial statements for the first quarter of 2019 included in this Amended Report.  If we fail to properly identify or remediate this or any future weaknesses or deficiencies, or are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors could lose confidence in our financial statements.

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

For example, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our March 31, 2019 condensed consolidated financial statements: (i) an overstatement of total assets and an understatement of net losses by recording a $745,000 intangible asset from the transfer of our intellectual property to VMSO in the Condensed Consolidated Balance Sheet and recognizing a $745,000 non-cash gain on the transaction, which was reported as a component of Other Income, net in the Condensed Consolidated Statement of Comprehensive Income (Loss) and (ii) a misstatement of net losses allocated to the non-controlling interest from VMSO, our consolidated VIE, and the associated allocation of stockholders’ equity to the non-controlling interest and overstatement of total stockholders’ equity by $745,000. We corrected these errors and restated our historical unaudited interim condensed consolidated financial statements as of March 31, 2019 by filing this Amended Report and stockholders should no longer rely on the financial statements included in the original Form 10-Q filed on May 15, 2019. However the lack of proper controls led us to conclude that we had a material weakness in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5 and that our disclosure controls and procedures were not effective as of March 31, 2019. To address the material weakness, we have hired outside consultants to assist management in evaluating technical accounting matters, including but not limited to consolidation matters. If we fail to properly remediate the material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

In addition, we delayed the filing of our Annual Report on Form 10-K for the year ended December 31, 2015, in connection with our discovery that a former employee of one of our wholly-owned German subsidiaries, Interleaf Germany, had fraudulently misappropriated funds from us and falsified records to conceal the theft. Further, our independent registered public accounting firm did not perform, nor were they required to perform, an evaluation of our internal control over financial reporting during the impacted periods in accordance with the provisions of the Sarbanes-Oxley Act. In light of the fraudulent activities that were identified as a result of the limited procedures performed, it is possible that, had our independent registered public accounting firm performed an evaluation of our internal control over financial reporting in accordance with the provisions of the Sarbanes-Oxley Act, additional instances of fraud, or significant deficiencies or material weaknesses, may have been identified. In addition, as a smaller reporting company, our independent registered public accounting firm is not required to formally attest to the effectiveness of our internal control over financial reporting so long as we remain a smaller reporting company, which could increase the likelihood of undiscovered errors in our internal controls or reported financial statements as compared to issuers whose independent registered public accounting firms have provided such attestations.

We cannot assure you that our controls and procedures will prevent all errors or fraud, or that any related losses would be recoverable, or that our remedial measures were sufficient to address the material weakness described above. We also cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic consolidated financial reports and, if we are unable to produce accurate or timely consolidated financial statements, we may be required to restate our financial statements as we did with those for the first quarter of 2019 in this Amended Report, we may be subject to adverse regulatory consequences, including sanctions or investigations by the SEC, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with the Nasdaq Capital  Market continued listing requirements.  In particular, restatements may have the effect of eroding investor confidence in our company, our financial reporting and our accounting practices and processes, and could negatively impact the trading price of our common stock. In addition, restatements may make it more difficult for us to raise capital on acceptable terms, if at all, and would likely increase the cost of such capital, and could expose us to liability, including the risk of litigation by shareholders and increased scrutiny of regulatory authorities.

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended March 31, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at March 31, 2019 and December 31, 2018, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and three months ended March 31, 2019 and 2018, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended March 31, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements

(1)

The certifications attached as Exhibit 32.1 accompany this Quarterly Report on Form 10-Q/A are not deemed filed with the Securities and Exchange Commission and are not to be incorporated by reference into any filing of BroadVision, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Quarterly Report on Form 10-Q/A, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

BROADVISION, INC.

Date: August 15, 2019	By:	/s/ Pehong Chen
Pehong Chen
President, Chief Executive Officer and Interim Chief Financial Officer