Form 10-Q
period 2019-06-30
BROADVISION INC
filed 2019-08-15
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of July 31, 2019, the registrant had 5,061,018 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended June 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	June 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents (amounts related to VIE of $2,087 and $0
as of June 30, 2019 and December 31, 2018, respectively)	$4,620	$2,574
Accounts receivable, net of reserves of $100 and $193
as of June 30, 2019 and December 31, 2018, respectively	246	476
Prepaids and other	460	692
Total current assets	5,326	3,742
Property and equipment, net	10	15
Operating lease right-of-use assets	80	—
Other assets	94	96
Total assets	$5,510	$3,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$317	$256
Accrued expenses	614	847
Operating lease liabilities – current	78	—
Unearned revenue	846	449
Deferred maintenance	381	337
Total current liabilities	2,236	1,889
Other non-current liabilities	587	563
Total liabilities	2,823	2,452

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 5,061 and 5,057 shares	—	—
issued and outstanding as of June 30, 2019 and December 31, 2018, respectively
Additional paid-in capital	1,271,990	1,271,949
Accumulated other comprehensive loss	(1,439)	(1,435)
Accumulated deficit	(1,269,687)	(1,269,113)
Total stockholders’ equity before noncontrolling interest	864	1,401
Noncontrolling interest	1,823	—
Total stockholders’ equity	2,687	1,401
Total liabilities and stockholders’ equity	$5,510	$3,853

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Software licenses	$516	$619	$1,089	$1,544
Services	415	624	910	1,302
Total revenues	931	1,243	1,999	2,846
Cost of revenues:
Cost of software revenues	1	44	2	77
Cost of services	251	487	523	1,037
Total cost of revenues	252	531	525	1,114
Gross profit	679	712	1,474	1,732
Operating expenses:
Research and development	675	1,297	1,336	2,700
Sales and marketing	293	464	595	1,030
General and administrative	705	796	1,315	1,537
Total operating expenses	1,673	2,557	3,246	5,267
Operating loss	(994)	(1,845)	(1,772)	(3,535)
Interest income, net	12	20	22	36
Other income (loss), net	107	(334)	15	(151)
Loss before income taxes	(875)	(2,159)	(1,735)	(3,650)
Income tax expense	(12)	(1)	(16)	(2)
Net loss	(887)	(2,160)	(1,751)	(3,652)
Net loss attributable to noncontrolling interest	(602)	—	(1,177)	—
Net loss attributable to BroadVision	$(285)	$(2,160)	$(574)	$(3,652)

Net loss per share, basic and diluted:
Basic and diluted net loss per share attributable to BroadVision	$(0.06)	$(0.43)	$(0.11)	$(0.73)
Shares used in computing:
Weighted average shares, basic and diluted	5,018	4,997	5,010	4,996

Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	(100)	259	(4)	77
Comprehensive loss	(385)	(1,901)	(578)	(3,575)
Less: comprehensive income attributable to noncontrolling interest	—	—	—	—
Comprehensive loss attributable to BroadVision	$(385)	$(1,901)	$(578)	$(3,575)

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Common Stock
				Accumulated
			Additional	Other				Total
			Paid-in	Comprehensive	Accumulated		Noncontrolling	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Total	Interest	Equity
Balances as of December 31, 2018	5,057	$—	$1,271,949	$(1,435)	$(1,269,113)	$1,401	$—	$1,401
Contribution from noncontrolling interest			—	—	—	—	3,000	3,000
Net loss			—	—	(289)	(289)	(575)	(864)
Other comprehensive income			—	96	—	96	—	96
Stock-based compensation			18	—	—	18	—	18
Issuance of common stock under employee stock purchase plan	2	—	2	—	—	2	—	2
Balances as of March 31, 2019	5,059	—	1,271,969	(1,339)	(1,269,402)	1,228	2,425	3,653
Net loss			—	—	(285)	(285)	(602)	(887)
Other comprehensive income			—	(100)	—	(100)	—	(100)
Stock-based compensation			19	—	—	19	—	19
Issuance of common stock under employee stock purchase plan	2	—	2	—		2	—	2
Balances as of June 30, 2019	5,061	$—	$1,271,990	$(1,439)	$(1,269,687)	$864	$1,823	$2,687

Balances as of December 31, 2017	4,995	$—	$1,271,585	$(1,558)	$(1,262,718)	$7,309	$—	$7,309
Net loss			—	—	(1,492)	(1,492)	—	(1,492)
Other comprehensive income			—	(182)	—	(182)	—	(182)
Stock-based compensation			126	—	—	126	—	126
Issuance of common stock under employee stock purchase plan	2	—	5	—	—	5	—	5
Cumulative effect of adoption of ASC 606			—	—	605	605	—	605
Balances as of March 31, 2018	4,997	—	1,271,716	(1,740)	(1,263,605)	6,371	—	6,371
Net loss			—	—	(2,160)	(2,160)	—	(2,160)
Other comprehensive loss			—	259	—	259	—	259
Stock-based compensation			107	—	—	107	—	107
Issuance of common stock under employee stock purchase plan	1	—	2	—	—	2	—	2
Balances as of June 30, 2018	4,998	$—	$1,271,825	$(1,481)	$(1,265,765)	$4,579	$—	$4,579

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Six Months Ended
	June 30,
	2019	2018
Cash flows from operating activities:
Net loss	$(1,751)	$(3,652)
Depreciation and amortization	5	12
Stock-based compensation	37	233
Provision (benefit) of receivable reserves	(93)	(11)
Accumulated effect on accounting changes	—	605
Changes in operating assets and liabilities:
Accounts receivable	323	624
Prepaids and other	232	(56)
Operating lease right-of-use assets	(80)	—
Other non-current assets	2	(8)
Accounts payable and accrued expenses	(168)	(417)
Operating lease liabilities - current	78	—
Unearned revenue and deferred maintenance	441	(774)
Other noncurrent liabilities	24	(37)
Net cash used for operating activities	(950)	(3,481)
Cash flows from investing activities:
Purchase of property and equipment	—	(2)
Maturities of short term investments	—	1,000
Net cash provided by investing activities	—	998
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,000	6
Proceeds from exercise of common stock options, net	—	—
Net cash provided by financing activities	3,000	6
Effect of exchange rates on cash and cash equivalents	(4)	77
Net increase (decrease) in cash and cash equivalents	2,046	(2,400)
Cash and cash equivalents at beginning of period	2,574	8,560
Cash and cash equivalents at end of period	$4,620	$6,160

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial results and related information as of and for the three months ended June 30, 2019 and 2018 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2019 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

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

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by our company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share in addition to participating rights proportionate to the number of shares held. The fair value of the VMSO Series A Preferred Stock held by the Company upon completion of VMSO’s sale of Class 1 Common Stock described below was 33.3% of VMSO.

On January 2, 2019, Dr. Pehong Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, purchased 3,000,000 shares of VMSO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO. The fair value of Dr. Chen’s non-controlling interest in VMSO upon completion of VMSO’s sale of Class 1 Common Stock was 66.7% of VMSO.

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

The assets, liabilities, operating expenses, and cash flows of VMSO are included in the Condensed Consolidated Financial Statements of the Company. While the assets of VMSO set forth below may be used to settle its liabilities to the Company, they are not otherwise available to settle the Company’s obligations, and, therefore, are shown separately on the Condensed Consolidated Balance Sheet. The liabilities of VMSO set forth below are owed to the Company, and thus are eliminated in consolidation in the Condensed Consolidated Balance Sheet.  The VMSO Class 1 Common Stock owned by Dr. Chen represents a non-controlling interest, and profits and losses in VMSO are allocated pro-rata between the Company and the non-controlling interest based on the proportionate fair value of equity ownership.

VMSO Results of Operations (in thousands):

	Three Months Ended	Six Months Ended
	June 30,	June 30,
	2019	2019
Revenues	$239	$410
Cost of revenues	187	365
Gross profit	52	45
Operating expenses	944	1,804
Operating loss	(892)	(1,759)
Interest income	9	14
Other expense	(20)	(20)
Net loss attributed to controlling interest	(301)	(588)
Net loss attributed to non-controlling interest	$(602)	$(1,177)

VMSO Financial Position (in thousands):

		June 30, 2019
Current assets		$2,109
Total assets		$2,109
Current liabilities		$874
Total liabilities		$874
Stockholders' equity attributed to BroadVision		(588)
Stockholders’ equity attributed to non-controlling interest		1,823
Total Liabilities and Stockholders' Equity		$2,109

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

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. During the six months ended June 30, 2019, the Company had a net loss of $1.8 million and net cash used for operations of $1.0 million, and at June 30, 2019 the Company had working capital of $3.1 million. At June 30, 2019, the Company had cash and cash equivalents of $4.6 million, including $2.1 million held by VMSO. The Company has implemented cost reduction plans since the second half of 2017 to reduce the Company’s cash needs and reduced the cost of its operations by approximately $5 million in 2018. In January 2019, the Company completed the VMSO financing, pursuant to which VMSO raised $3.0 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder. As a result, VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, reducing our exposure to future development and commercialization costs of Clearvale, Vmoso and MVN. The Company believes its cash and cash equivalents as of June 30, 2019, which include the proceeds of its VMSO financing, will be sufficient to fund operations for at least twelve months from the date of issuance of these condensed consolidated financial statements.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Loss for the three and six months ended June 30, 2019 and 2018 (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Cost of services	$—	$15	$—	$28
Research and development	—	35	—	77
Sales and marketing	4	27	8	62
General and administrative	15	30	29	66
	$19	$107	$37	$233

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. As of June 30, 2019 and December 31, 2018, the Company did not have finance leases.

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

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Net loss attributable to BroadVision	$(285)	$(2,160)	$(574)	$(3,652)
Weighted-average common shares outstanding used to compute basic and diluted net loss per share	5,018	4,997	5,010	4,996
Basic and diluted net loss per share attributable to BroadVision	$(0.06)	$(0.43)	$(0.11)	$(0.73)

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The translation adjustment was $(4,000) loss and $77,000 gain for the six months ended June 30, 2019 and 2018, respectively.  These amounts are included in the accumulated other comprehensive loss account in the Condensed Consolidated Balance Sheets.

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

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2018	$(1,435)
Net change during period	(4)
Balance, June 30, 2019	$(1,439)

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

Disaggregation of Revenues

The following table provides information about disaggregated revenue by geographical region, major product line and timing of revenue recognition (in thousands):

	Six months ended June 30, 2019
Geographic region:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Americas	$649	$128	$439	$—	$1,216
Europe	35	21	329	3	388
Asia/Pacific	—	256	115	24	395
Total revenues	$684	$405	$883	$27	$1,999

	Six months ended June 30, 2018
Geographic region:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Americas	$814	$123	$403	$19	$1,359
Europe	99	51	368	52	570
Asia/Pacific	—	457	127	333	917
Total revenues	$913	$631	$898	$404	$2,846

	Six months ended June 30, 2019
Timing of revenue recognition:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$684	$—	$—	$—	$684
Transferred over time	—	405	883	27	1,315
Total revenues	$684	$405	$883	$27	$1,999

	Six months ended June 30, 2018
Timing of revenue recognition:	Software Licenses - Non-hosted	Software Licenses - Hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$913	$—	$—	$—	$913
Transferred over time	—	631	898	404	1,933
Total revenues	$913	$631	$898	$404	$2,846

Contract Balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers.  Deferred revenues include unearned revenue and deferred maintenance (in thousands):

	Six months ended June 30, 2019
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$476	$1,569	$1,799	$246
Unearned and deferred revenues including current and non-current	$928	$2,461	$1,999	$1,390

	Six months ended June 30, 2018
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$1,193	$2,467	$3,081	$579
Contract assets - current	—	34	(34)	—
Unearned and deferred revenues including current and non-current	1,451	2,342	2,438	1,355

We receive payments from customers based upon contractual billing schedules; accounts receivables are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract and are realized with the associated revenue recognized under the contract, which is generally within a year. Increases to deferred revenues were mainly a result of additional upfront payments received during the period, whereas decreases to unearned and deferred revenues were due to performance obligations satisfied.

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Other current assets at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
VAT receivable	$240	$480
Other	220	212
Total Prepaids and other	$460	$692

Accrued expenses at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Employee benefits	$411	$409
Income tax	4	24
Sales and other taxes	103	287
Commissions and bonuses	9	18
Other	87	109
Total accrued expenses	$614	$847

Other non-current liabilities at June 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	June 30,	December 31,
	2019	2018
	(unaudited)
Deferred maintenance and unearned revenue	$163	$141
Other	424	422
Total other non-current liabilities	$587	$563

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

We measure the following financial assets at fair value on a recurring basis.  The fair value of these financial assets as of June 30, 2019 and December 31, 2018 (in thousands) were as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	June 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,352	$1,352	$—	$—
Money market funds	3,268	3,268	—	—
Total cash and cash equivalents	$4,620	$4,620	$—	$—

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,628	$1,628	$—	$—
Money market funds	946	946	—	—
Total cash and cash equivalents	$2,574	$2,574	$—	$—

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

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of June 30, 2019 and December 31, 2018, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of June 30, 2019 and December 31, 2018, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either June 30, 2019 or December 31, 2018. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

On January 1, 2019, we recorded right-of-use assets of $120,000 in “Operating lease right-of-use assets” on our condensed consolidated balance sheet, and as of June 30, 2019 we had related lease liabilities of $78,000 in aggregate in “Operating lease liabilities – current” and zero in “Other non-current liabilities” on our condensed consolidated balance sheet.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Six Months Ended
June 30, 2019
Cash payments for operating leases	$44

June 30, 2019
Weighted-average remaining lease term	1.0 years
Weighted-average discount rate	12%

Future minimum non-cancelable payments under operating leases as of June 30, 2019, were as follows (in thousands):

Operating Leases
Remainder of 2019	$75
2020	45
Total future lease payments	$120
Less imputed interest	11
Present value of lease liabilities	$109

During the three months ended June 30, 2019 and 2018, the Company recorded operating lease cost of $58,000 and $348,000, respectively. As of June 30, 2019, the Company had no leases that have not yet commenced, except for a new lease commencing mid-November 2019 for new premises in Woburn, MA, which has a minimum commitment of 12.5 months at a total cost of $13,000.

Note 6. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Software licenses
Non-hosted licenses	$288	$357	$684	$913
Hosted licenses	228	262	405	631
Services
Consulting services	13	165	27	404
Maintenance	402	459	883	898
Total revenues	$931	$1,243	$1,999	$2,846

We currently operate in three primary geographical territories: North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues is as follows (in thousands):

	Three Months Ended		Six Months Ended
	June 30,		June 30,
Revenues:	2019	2018	2019	2018
Americas	$514	$610	$1,216	$1,359
Europe	203	234	388	570
Asia/Pacific	214	399	395	917
Total revenues	$931	$1,243	$1,999	$2,846

For the three months ended June 30, 2019, Express Scripts, NTT Communications, and Solar Turbines accounted for more than 10% of our revenues. For the six months ended June 30, 2019, no customer accounted for more than 10% of our revenues. For the three and six months ended June 30, 2018, Indian Railways Catering and Tourism Corporation Limited (IRCTC) accounted for 10% of our revenues.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB is the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We have invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services however, we discontinued our BVOD operations during the fourth quarter of 2018 and do not expect to pay BVOD for such services in subsequent periods. We made aggregate payments to BVOD of zero and $1.0 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the six months ended June 30, 2019 and 2018, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

The 20 Class B Shares of BVD represent a non-controlling interest. We allocate profits and losses of BVD to the non-controlling interest under the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, the profits and losses are allocated by reference to the profit sharing provisions in the BVD Operating Agreement assuming liquidation of BVD at its book value at the end of each reporting period. Profits and losses allocated to the balance of such interest under the HLBV method have not been material. In May 2019, BVOD was liquidated and BVOD’s bank account was closed. The funds totaling $21,000 were transferred by the bank to Dr. Pehong Chen, our and VMSO’s President and Chief Executive Officer, and the resulting related-party receivable of $21,000 is included in Prepaid and Other Current Assets in the Company’s Condensed Consolidated Balance Sheet as of June 30, 2019.

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

Following the completion of VMSO’s sale of Class 1 Common Stock described below, the shares of Series A Preferred Stock owned by our Company represent approximately 19.9% of the total number of shares of VMSO’s capital stock outstanding. The rights, preferences and privileges of VMSO’s Series A Preferred Stock include a liquidation preference of $1.00 per share in addition to participating rights proportionate to the number of shares held. The fair value of the VMSO Series A Preferred Stock held by the Company upon completion of VMSO’s sale of Class 1 Common Stock described below was 33.3% of VMSO.

Pursuant to the financing plan that we announced in October 2018, on January 2, 2019, Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, purchased 3,000,000 shares of VSMO’s Class 1 Common Stock, representing approximately 80.1% of the total number of shares of VMSO’s capital stock outstanding after such purchase, for a purchase price of $3,000,000 in cash pursuant to a Class 1 Common Stock Purchase Agreement between Dr. Chen and VMSO. The fair value of Dr. Chen’s non-controlling interest in VMSO upon completion of VMSO’s sale of Class 1 Common Stock was 66.7% of VMSO.

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

We and VMSO currently anticipate that, pursuant to the Services and Facilities Agreement, we will provide substantially all of the personnel, facilities and equipment required for VMSO’s operations for the foreseeable future. The fees contemplated by the Services and

Facilities Agreement are generally intended to permit us to recover the cost to us of providing these personnel, facilities, and equipment. In addition, BroadVision acts as a reseller of VMSO’s Clearvale and Vmoso products. At June 30, 2019, we have a net receivable and VMSO has a net payable of $699,000 for services performed/received under the Services and Facilities Agreement and transactions related to resale of VMSO products; we have a deferred cost of revenue and VMSO has a deferred revenue of $128,000 related to resale of VMSO products; and intercompany profits between BroadVision and VMSO are nominal. These amounts eliminate upon consolidation.

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

Our operations face two key challenges: maturity of our major revenue-generating legacy products, and competing in a crowded ESN solution space. We continue to invest heavily in cloud-based, mobile, messaging and collaboration technologies, while continuing to support our legacy base. Total revenues of $2.0 million, including $405,000 for VMSO products, in the first half of 2019 declined from total revenues of $2.8 million for the first half of 2018, with the decrease mainly in legacy revenue. We expect that the decline in our legacy revenue, which is the majority of our revenue mix, will continue to dominate our overall financial performance until a significant installed base of new product revenues is established. We are continuing to diligently invest in new technologies in an effort to maintain our competitive advantages in the mobile communications and collaboration and knowledge management spaces.

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

VMSO Financing

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We currently anticipate that we will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Services and Facilities Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and customer relationships and the MVN development project.

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

Results of Operations

The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Loss expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2019	2018	2019	2018
Revenues:
Software licenses	55%	50%	54%	54%
Services	45	50	46	46
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	—	4	—	3
Cost of services	27	39	26	36
Total cost of revenues	27	43	26	39
Gross profit	73	57	74	61
Operating expenses:
Research and development	73	104	67	95
Sales and marketing	31	37	30	36
General and administrative	76	64	66	54
Total operating expenses	180	205	163	185
Operating loss	(107)	(148)	(89)	(124)
Interest income, net	1	2	1	1
Other income (expense), net	11	(28)	1	(5)
Loss before provision for income taxes	(94)	(174)	(87)	(128)
Provision for income taxes	(1)	—	(1)	—
Net loss	(95)%	(174)%	(88)%	(128)%

Revenues.    License revenue from the sales of software licenses for the three months ended June 30, 2019 was $0.5 million, including $0.2 million for VMSO products, a decrease of $0.1 million, or 20%, from $0.6 million for the three months ended June 30, 2018. License revenue from the sales of software licenses for the six months ended June 30, 2019 was $1.1 million, including $0.4 million for VMSO products, a decrease of $0.5 million, or 30%, from $1.5 million for the six months ended June 30, 2018. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenue, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, for the three months ended June 30, 2019 was $0.4 million, a decrease of $0.1 million, or 12% from $0.5 million for the three months ended June 30, 2018. Maintenance revenue remained relatively flat for the six months ended June 30, 2019 and 2018 at $0.9 million. Consulting service revenue is primarily related to services in connection with our licensed software. Consulting service revenue for the three months ended June 30, 2019 was de minimis, a decrease of $0.2 million, from $0.2 million for the three months ended June 30, 2018. Consulting service revenue for the six months ended June 30, 2019 was de minimis, a decrease of $0.4 million, from $0.4 million for the six months ended June 30, 2018. As compared to the comparable periods in the prior year, the decline in license and services revenues primarily reflect a decline of our legacy business.

Cost of software revenues.    Cost of software revenues includes the cost of our Cloud hosting operation, net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in or bundled and sold with, our products. Cost of software licenses for the three and six months ended June 30, 2019 remained relatively flat in comparison to the same periods of the prior year.

Cost of services.    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.3 million for the three months ended June 30, 2019, including $0.2 million for VMSO, a decrease of $0.2 million, or 40% from $0.5 million for the three months ended June 30, 2018. Cost of services was $0.5 million for the six months ended June 30, 2019, including $0.4 million for VMSO, a decrease of $0.5 million, or 50% from $1.0 million for the six months ended June 30, 2018. The decrease in cost of services for the three and six months ended June 30, 2019 was primarily due to reductions in employee-related wages and stock-based compensation arising from headcount reductions, and a reduction in rent expense associated with the relocation of our corporate office.

Research and development.    Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $0.7 million for the three months ended June 30, 2019, including $0.6 million for VMSO, a decrease of $0.6 million, or 46%, from $1.3 million for the three months ended June 30, 2018. Research and development expenses were $1.3 million for the six months ended June 30, 2019, including $1.1 million for VMSO, a decrease of $1.4 million, or 52%, from $2.7 million for the six months ended June 30, 2018. The decrease in research and development expense was primarily due to reduction in employee-related salary and wages, fringe benefits, and stock-based compensation expense arising from headcount reductions, the discontinuation of our BVOD operations, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated with lower office rent costs.

Sales and marketing.   Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.3 million for the three months ended June 30, 2019, including $0.2 million for VMSO, a decrease of $0.2 million, or 40%, from $0.5 million for the three months ended June 30, 2018.  Sales and marketing expenses were $0.6 million for the six months ended June 30, 2019, including $0.5 million for VMSO, a decrease of $0.4 million, or 40%, from $1.0 million for the six months ended June 30, 2018.  The decrease in sales and marketing expense was primarily due to a reduction in employee-related salary and wages, commissions, and stock-based compensation arising from headcount reductions, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated lower rent costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  Our general and administrative expenses were $0.7 million for the three months ended June 30, 2019, including $0.1 million for VMSO, an increase of $0.1 million, or 13% from $0.8 million for the three months ended June 30, 2018.  The increase in general and administrative expense was primarily due to legal and consulting expenses in connection with the spin-off of VMSO. Our general and administrative expenses were $1.3 million for the six months ended June 30, 2019, including $0.2 million for VMSO, a decrease of $0.2 million, or 13% from $1.5 million for the six months ended June 30, 2018. The decrease in general and administrative expense was primarily due to a reduction in employee-related salary and wages and stock-based compensation expenses arising from headcount reductions and a reduction in rent expense associated with lower office costs.

Interest income, net.   Net interest income includes interest income on investment funds. We generated $12,000 and $20,000 in interest income from our cash and cash equivalents during the three months ended June 30, 2019 and 2018, respectively. We generated $22,000 and $36,000 in interest income during the six months ended June 30, 2019 and 2018, respectively.

Other income (expense), net.   Other income (expense), net during the three months ended June 30, 2019, was $0.1 million in income, net compared to $0.3 million in expense, net during the three months ended June 30, 2019 and 2018, respectively. Other income (expense), net during the six months ended June 30, 2019, was de minimis compared to $0.2 million in expense, net in the six months ended June 30, 2019 and 2018, respectively. The variances between the periods were primarily due to losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash balances.

Income taxes.   Income tax expense was $12,000 and $1,000 for the three months ended June 30, 2019 and 2018, respectively. Income tax expense was $16,000 and $2,000 for the six months ended June 30, 2019 and 2018, respectively.

Liquidity and Capital Resources

Overview

During the six months ended June 30, 2019, we had a net loss of $1.8 million, predominantly from VMSO, and net cash used for operating activities of $1.0 million, and at June 30, 2019, we had working capital of $3.1 million. At June 30, 2019, we had cash and cash equivalents of $4.6 million, including $2.1 million for VMSO. Our cash and cash equivalents as of June 30, 2019 increased $2.0 million compared to the balance as of December 31, 2018. This increase was mainly due to our January 2019 VMSO financing. Our cash and cash equivalents may fluctuate during the remainder of fiscal 2019 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

Based on our current business plan, we believe that our existing cash and cash equivalents balances will be sufficient to meet our working capital and operating resource expenditure requirements for the twelve months from the date of issuance of the Condensed Consolidated Financial Statements. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements.

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

The following table represents our liquidity at June 30, 2019 and December 31, 2018 (dollars in thousands):

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$4,620	$2,574
Working capital	$3,090	$1,853
Working capital ratio	2.38	1.98

Cash Used In Operating Activities

Cash used in operating activities was $1.0 million for the six months ended June 30, 2019, and was primarily attributable to a $1.8 million operating loss offset by noncash items and changes in operating assets and liabilities. Cash used in operating activities was $3.5 million for the six months ended June 30, 2018, primarily attributable to a $3.7 million operating loss offset by other noncash items and changes in operating assets and liabilities.

Cash Provided by Investing Activities

Cash provided by investing activities was zero and $1.0 million for the six months ended June 30, 2019 and 2018, respectively. Cash provided by investing activities for the six months ended June 30, 2018 was primarily related to the net maturities of short-term investments.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.0 million and de minimis for the six months ended June 30, 2019 and 2018, respectively. Cash provided by financing activities for the six months ended June 30, 2019 was primarily attributable to our $3.0 million VMSO financing.

Leases and Other Contractual Obligations

As of June 30, 2019, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the second quarter of 2019 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

We consolidate variable interest entities (VIEs) in which we hold a variable interest and we are the primary beneficiary. We control the management of VMSO and have the obligation to absorb the losses of, and receive benefits from VMSO. Accordingly, we have identified ourselves as the primary beneficiary of VMSO and began consolidating VMSO in the first quarter of 2019, resulting in a non-controlling interest related to Dr. Chen, the holder of Class 1 common stock in VMSO.

We adopted the new accounting standard Accounting Standards Update No. 2016-02, Leases (Topic 842), on January 1, 2019, using the modified retrospective method and elected the package of practical expedients for expired or existing contracts, which allowed us not to reassess (1) whether contracts are or contain leases, (2) lease classification and (3) initial direct costs. We recorded a right-of-use asset in “Operating lease right-of-use assets” on our condensed consolidated balance sheet, and corresponding lease liabilities in “Operating lease liabilities – current” and “other non-current liabilities” on our condensed consolidated balance sheet on the adoption date. The comparative information has not been restated and continues to be reported under the accounting standards in effect for those periods.

There have been no other material changes in our critical accounting policies, estimates and judgments during the three month period ended June 30, 2019 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of June 30, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of June 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we discovered that we had: (a) incorrectly recorded intangible assets and a gain on transfer of intellectual property related to the establishment of Vmoso, Inc.’s business, a variable interest entity controlled by and consolidated with the Company for purposes of the Company’s condensed consolidated financial statements; and (b) had not properly allocated net losses and stockholders’ equity to the non-controlling interest of Vmoso, Inc. Accordingly, we restated our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2019 in an amendment to our previously filed Quarterly Report on Form 10-Q for that quarter. As a result, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2019 and June 30, 2019. The material weakness in internal control over financial reporting primarily resulted from a deficiency in the operating effectiveness of key controls related to accounting and reporting for complex transactions and consolidation. The operating deficiencies were caused by insufficient technical accounting knowledge in the accounting team.

To address the identified material weakness, we have hired outside consultants to supplement management in the evaluation of technical accounting matters, including but not limited to consolidation matters. We implemented this added level of technical accounting support as an ongoing practice beginning with preparation of the condensed consolidated financial statements for the second quarter of 2019 to ensure the reliability of our financial reporting with respect to this quarterly report and future reports. Accordingly, we believe that the financial statements and other financial information included in this quarterly report, fairly present in all material respects our financial condition, results of operations and cash flows as of and for the periods presented.

If we fail to properly remediate the material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting. However, subsequent to June 30, 2019, as described above, we have hired outside consultants to assist management in evaluating technical accounting matters to remediate the material weakness in our internal control over financial reporting described above.

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

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to our Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and customer relationships and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We currently anticipate that we will provide substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Services and Facilities Agreement and will be reimbursed for such support on a basis intended to cover our costs. VMSO now holds all of the intellectual property and other assets related to our Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and customer relationships and the MVN development project. While we consolidate VMSO with our financial results for purposes of U.S. GAAP as it is under common control with us, as a result of the consummation of the VMSO financing, our share of the potential upside, but also our exposure to the development and commercialization costs, of Clearvale, Vmoso and MVN has been significantly reduced.

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  As of June 30, 2019, we had an accumulated deficit of approximately $1.3 billion.

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

We identified a material weakness in our internal controls over financial reporting, which resulted in the restatement of our financial statements for the first quarter of 2019.  If we fail to properly identify or remediate this or any future weaknesses or deficiencies, or  are unable to maintain effective disclosure controls and procedures, including our internal control over financial reporting, our ability to report our financial results on a timely and accurate basis may be adversely affected and investors could lose confidence in our financial statements.

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

For example, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our March 31, 2019 condensed consolidated financial statements: (i) an overstatement of total assets and understatement of net losses by recording a $745,000 intangible asset from the transfer of our intellectual property to VMSO in the Condensed Consolidated Balance Sheet and recognizing a $745,000 non-cash gain on the transaction, which was reported as a component of other income, net in the Condensed Consolidated Statement of Comprehensive Income (Loss) and (ii) a misstatement of net losses allocated to the non-controlling interest from VMSO, our consolidated VIE, and the associated allocation of stockholders’ equity to the non-controlling interest and overstatement of total stockholders’ equity by $745,000. We corrected these errors and restated our historical unaudited interim condensed consolidated financial statements as of March 31, 2019 by filing an amended Quarterly Report on Form 10-Q on August 15, 2019 and stockholders should no longer rely on the financial statements included in the original Form 10-Q filed on May 15, 2019. However the lack of proper controls led us to conclude that we had a material weaknesses in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5 and that our disclosure controls and procedures were not effective as of March 31, 2019 or June 30, 2019. To address the material weaknesses, we have hired outside consultants to assist management in evaluating technical accounting matters, including but not limited to consolidation matters. We implemented this added level of technical accounting support as an ongoing practice beginning with preparation of the condensed consolidated financial statements for the second quarter of 2019 to ensure the reliability of our financial reporting with respect to this quarterly report and future reports. If we fail to properly remediate the material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

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

We cannot assure you that our controls and procedures will prevent all errors or fraud, or that any related losses would be recoverable, or that our remedial measures will be sufficient to address the material weakness described above. We also cannot assure you that similar circumstances will not arise in the future that will cause us to delay the filing of our periodic consolidated financial reports and, if we are unable to produce accurate or timely consolidated financial statements, we may be required to restate our financial statements as we did with those for the first quarter of 2019, we may be subject to adverse regulatory consequences, including sanctions or investigations by the SEC, our stock price may be adversely affected, our reputation may suffer and we may be unable to maintain compliance with the Nasdaq Capital Market continued listing requirements. In particular, restatements may have the effect of eroding investor confidence in our company, our financial reporting and our accounting practices and processes, and could negatively impact the trading price of our common stock. In addition, restatements may make it more difficult for us to raise capital on acceptable terms, if at all, and would likely increase the cost of such capital, and could expose us to liability, including the risk of litigation by shareholders and increased scrutiny of regulatory authorities.

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

We derive a significant portion of our revenue from our operations outside North America. In the quarter ended June 30, 2019, approximately 39% of our revenue was derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenue required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

A total of 39% and 50% of our revenues for the six months ended June 30, 2019 and 2018, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 27% of our cash and cash equivalents were denominated in foreign currencies as of June 30, 2019. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

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

Risks Related to BroadVision Common Stock

We did not meet the requirements for continued listing on the Nasdaq Capital Market during the second quarter of 2019, and our common stock could be delisted from trading in the future, which would adversely affect the liquidity of our common stock and our ability to raise additional capital.

On April 8, 2019, we received a letter from the Listing Qualifications Department of The Nasdaq Stock Market (“Nasdaq”) indicating that we no longer complied with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing on The Nasdaq Capital Market because our stockholders’ equity of $1,401,000 as reported in our Annual Report on Form 10-K for the year ended December 31, 2018 was below the required minimum of $2,500,000, and we did not meet the alternatives of market value of listed securities or net income from continuing operations.

As of March 31, 2019, our stockholders’ equity was $4.4 million. As a result on May 22, 2019, we received a letter from Nasdaq notifying us that we had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing and that Nasdaq considers the matter closed. However, if in future periods, our stockholders’ equity again falls below $2.5 million, or if we fail to satisfy another Nasdaq requirement for continued listing, such as a minimum bid price of $1.00, Nasdaq staff may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. As of June 30, 2019, our stockholders’ equity was $2.7 million. Any delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.  It would also materially and adversely affect our business by making it more difficult to access additional capital from investors who prefer to purchase shares listed on an actively traded market.

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of June 30, 2019, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $5.45 per share to $0.74 per share between April 1, 2017 and June 30, 2019. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at June 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and three months ended June 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Cash Flows for the three months ended June 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements

(1)

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