Form 10-Q
period 2019-09-30
BROADVISION INC
filed 2019-11-19
CIK 920448

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, DC 20549

FORM 10-Q

(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of October 25, 2019, the registrant had 5,061,018 shares of common stock outstanding.

BROADVISION, INC. AND SUBSIDIARIES

FORM 10-Q

Quarter Ended September 30, 2019

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(In thousands, except par value amounts)

	September 30,	December 31,
	2019	2018
ASSETS	(unaudited)	(See Note 1)
Current assets:
Cash and cash equivalents	$2,169	$2,574
Accounts receivable, net of reserves of $63 and $193
as of September 30, 2019 and December 31, 2018, respectively	235	331
Accounts receivable related party (Note 7)	979	—
Operating lease right-of-use assets	60	—
Prepaids and other	544	692
Current assets of discontinued operations (Note 8)	—	145
Total current assets	3,987	3,742
Property and equipment, net	9	15
Investment in Vmoso, Inc. (Note 4)	1,497	—
Other assets	94	96
Total assets	$5,587	$3,853
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$452	$215
Accrued expenses	530	607
Operating lease liabilities – current	58	—
Unearned revenues	670	321
Deferred maintenance	330	337
Current liabilities of discontinued operations (Note 8)	—	417
Total current liabilities	2,040	1,897
Other non-current liabilities	813	555
Total liabilities	2,853	2,452

Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 1,000 shares authorized;
none issued and outstanding
Common stock, $0.0001 par value; 11,200 shares authorized; 5,061 and 5,057 shares	—	—
issued and outstanding as of September 30, 2019 and December 31, 2018, respectively
Additional paid-in capital	1,272,009	1,271,949
Accumulated other comprehensive loss	(1,251)	(1,435)
Accumulated deficit	(1,268,024)	(1,269,113)
Total stockholders’ equity	2,734	1,401
Total liabilities and stockholders’ equity	$5,587	$3,853

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(In thousands, except per share amounts)

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Software licenses	$284	$285	$964	$1,199
Services	424	458	1,333	1,709
Total revenues	708	743	2,297	2,908
Cost of revenues:
Cost of software revenues	12	27	—	102
Cost of services	75	105	235	424
Total cost of revenues	87	132	235	526
Gross profit	621	611	2,062	2,382
Operating expenses:
Research and development	322	235	537	1,249
Sales and marketing	69	231	140	669
General and administrative	596	535	1,941	2,072
Total operating expenses	987	1,001	2,618	3,990
Operating loss	(366)	(390)	(556)	(1,608)
Interest income, net	4	13	12	49
Other income (loss), net	(190)	(72)	(174)	(223)
Loss before income taxes	(552)	(449)	(718)	(1,782)
Income tax expense	2	(2)	(15)	(4)
Net loss from continuing operations	(550)	(451)	(733)	(1,786)
Discontinued Operations:
Net loss from discontinued operations	(665)	(1,265)	(2,234)	(3,582)
Gain on deconsolidation of Vmoso, Inc.	2,349	—	2,349	—
Net income (loss) from discontinued operations	1,684	(1,265)	115	(3,582)
Net income (loss)	1,134	(1,716)	(618)	(5,368)
Net loss attributed to non-controlling interest	(529)	—	(1,707)	—
Net income (loss) attributed to BroadVision	$1,663	$(1,716)	$1,089	$(5,368)
Amounts attributed to controlling interest:
Net loss attributed to controlling interest from continuing operations	$(467)	$(1,716)	$(519)	$(5,368)
Net income attributed to controlling interest from discontinued operations	2,130	—	1,608	—
Net income (loss) attributed to BroadVision	$1,663	$(1,716)	$1,089	$(5,368)
Net loss per share attributed to continuing operations:
Basic	$(0.11)	$(0.09)	$(0.15)	$(0.36)
Diluted	$(0.11)	$(0.09)	$(0.15)	$(0.36)
Net income (loss) per share attributed to discontinued operations:
Basic	$0.33	$(0.25)	$0.02	$(0.72)
Diluted	$0.33	$(0.25)	$0.02	$(0.72)
Shares used in computing:
Weighted average shares, basic	5,034	4,998	5,018	4,997
Weighted average shares, diluted	5,044	4,998	5,037	4,997
Other comprehensive (loss) gain, net of tax:
Foreign currency translation adjustment	188	29	184	106
Comprehensive income	188	29	184	106
Comprehensive income (loss)	$1,322	$(1,687)	$(434)	$(5,262)

                                               See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(In thousands, Unaudited)

	Common Stock
				Accumulated
			Additional	Other			Noncontrolling	Total
			Paid-in	Comprehensive	Accumulated		interest as of	Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Total	September 29, 2019	Equity
Balances as of December 31, 2018	5,057	$—	$1,271,949	$(1,435)	$(1,269,113)	$1,401	$—	$1,401
Contribution from noncontrolling interest			—	—	—	—	3,000	3,000
Net loss			—	—	(289)	(289)	(575)	(864)
Other comprehensive income			—	96	—	96	—	96
Stock-based compensation			18	—	—	18	—	18
Issuance of common stock under employee stock purchase plan	2	—	2	—	—	2	—	2
Balances as of March 31, 2019	5,059	—	1,271,969	(1,339)	(1,269,402)	1,228	2,425	3,653
Net loss			—	—	(285)	(285)	(602)	(887)
Other comprehensive loss			—	(100)	—	(100)	—	(100)
Stock-based compensation			19	—	—	19	—	19
Issuance of common stock under employee stock purchase plan	2	—	2	—		2	—	2
Balances as of June 30, 2019	5,061	—	1,271,990	(1,439)	(1,269,687)	864	1,823	2,687
Net income (loss)			—	—	1,663	1,663	(529)	1,134
Other comprehensive income			—	188	—	188		188
Stock-based compensation			19	—	—	19	—	19
Deconsolidation of Vmoso, Inc.			—	—	—	—	(1,294)	(1,294)
Balances as of September 30, 2019	5,061	$—	$1,272,009	$(1,251)	$(1,268,024)	$2,734	$—	$2,734

Balances as of December 31, 2017	4,995	$—	$1,271,585	$(1,558)	$(1,262,718)	$7,309	$—	$7,309
Net loss			—	—	(1,492)	(1,492)	—	(1,492)
Other comprehensive income			—	(182)	—	(182)	—	(182)
Stock-based compensation			126	—	—	126	—	126
Issuance of common stock under employee stock purchase plan	2	—	5	—	—	5	—	5
Cumulative effect of adoption of ASC 606			—	—	605	605	—	605
Balances as of March 31, 2018	4,997	—	1,271,716	(1,740)	(1,263,605)	6,371	—	6,371
Net loss			—	—	(2,160)	(2,160)	—	(2,160)
Other comprehensive loss			—	259	—	259	—	259
Stock-based compensation			107	—	—	107	—	107
Issuance of common stock under employee stock purchase plan	1	—	2	—	—	2	—	2
Balances as of June 30, 2018	4,998	—	1,271,825	(1,481)	(1,265,765)	4,579	—	4,579
Net loss			—	—	(1,714)	(1,714)	—	(1,714)
Other comprehensive loss			—	29	—	29	—	29
Stock-based compensation			67	—	—	67	—	67
Balances as of September 30, 2018	4,998	$—	$1,271,892	$(1,452)	$(1,267,479)	$2,961	$—	$2,961

See Accompanying Notes to Condensed Consolidated Financial Statements.

BROADVISION, INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands, Unaudited)

	Nine Months Ended
	September 30,
	2019	2018
Cash flows from operating activities:
Net loss from continuing operations	$(733)	$(1,786)
Net income (loss) from discontinued operations	115	(3,582)
Total net loss	(618)	(5,368)
Adjustments to reconcile net loss to net cash used for operating activities:
Gain on deconsolidation of Vmoso, Inc.	(2,349)	—
Depreciation and amortization	6	17
Stock-based compensation	56	300
Provision (benefit) of receivable reserves	(90)	(77)
Accumulated effect on accounting changes	—	605
Changes in operating assets and liabilities:
Accounts receivable	313	950
Accounts receivable related party	(979)	—
Prepaids and other	148	14
Operating lease right-of-use assets	(60)	—
Other non-current assets	—	(9)
Accounts payable and accrued expenses	(98)	(659)
Operating lease liabilities - current	58	—
Unearned revenues and deferred maintenance	391	(1,108)
Other noncurrent liabilities	1,229	10
Net cash used for operating activities	(1,993)	(5,325)
Cash flows from investing activities:
Purchase of property and equipment	—	(1)
Deconsolidation of Vmoso, Inc. cash	(1,596)	—
Maturities of short term investments	—	1,000
Net cash (used for) provided by investing activities	(1,596)	999
Cash flows from financing activities:
Proceeds from issuance of common stock, net	3,000	9
Net cash provided by financing activities	3,000	9
Effect of exchange rates on cash and cash equivalents	184	106
Net decrease in cash and cash equivalents	(405)	(4,211)
Cash and cash equivalents at beginning of period	2,574	8,560
Cash and cash equivalents at end of period	$2,169	$4,349

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

Basis of Presentation and Principles of Consolidation

The condensed consolidated financial results and related information as of and for the three and nine months ended September 30, 2019 and 2018 are unaudited. The Condensed Consolidated Balance Sheet at December 31, 2018 has been derived from the audited consolidated financial statements as of that date but does not necessarily reflect all of the disclosures previously reported in accordance with U.S. generally accepted accounting principles (“U.S. GAAP”). The unaudited Condensed Consolidated Financial Statements should be reviewed in conjunction with the audited consolidated financial statements and related notes contained in our 2018 Annual Report on Form 10-K filed with the U.S. Securities and Exchange Commission (“SEC”) on April 1, 2019, as amended.

The accompanying unaudited Condensed Consolidated Financial Statements have been prepared in accordance with U.S. GAAP for interim financial information and with the instructions in Form 10-Q and Article 8-03 of Regulation S-X. Accordingly, these statements do not include all of the information and footnotes required by U.S. GAAP for annual financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation of interim financial information have been included. Operating results for the three and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the remainder of the year ending December 31, 2019 or any future interim period. The condensed consolidated financial statements include our accounts and those of our wholly owned subsidiaries. All significant intercompany accounts and transactions have been eliminated in the consolidation.

On January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with Vmoso, Inc., a Delaware corporation (“VMSO”), for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other net assets. This transaction was considered a common control transaction, and the assets and liabilities were transferred to VMSO at carrying value and resulted in no gain or loss. The contributed assets represent substantially all of the intellectual property and other assets relating to our Clearvale and Vmoso platforms, including our Clearvale and Vmoso products and customer relationships and our My Vmoso Network (“MVN”) development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

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

On January 2, 2019, we entered into a Services and Facilities Agreement (“SFA”), with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The SFA was initially effective as of January 1, 2019 and was amended and restated on September 30, 2019 (“the A&R SFA”). The A&R SFA substantially reduced the nature and number of services that we provide to VMSO,  and instead, committed us to provide VMSO with only certain back-office services relating primarily to finance, human resources, information technology and infrastructure support, as well as a limited right to use and occupy our facilities in Redwood City, California, in exchange for fees generally intended to permit us to recover the cost to us of providing VMSO with such services, facilities and equipment, with a nominal profit margin. The A&R SFA provides both parties with the flexibility to expand the scope of the agreement to cover any additional services by mutual agreement, as well as any services that are ancillary, incidental to, or necessary for the performance of the services contemplated by the A&R SFA. Since the execution of the initial SFA, we have acted as a reseller of VMSO’s Clearvale and Vmoso products, and we expect to continue to do so, with the A&R SFA contemplating our potential future execution of a formal Reseller Margin Arrangement with VMSO. The A&R SFA does not contemplate or result in a change in our ownership share of VMSO. The term of the A&R SFA shall continue until June 30, 2020, unless earlier terminated by either party, at any time, upon 30 days’ written notice and shall be renewable upon written consent from both parties.

The Company consolidates variable interest entities (“VIEs”) in which it holds a variable interest and for which the Company is determined to be the primary beneficiary.

Concurrent with the execution of the A&R SFA on September 30, 2019, the Company also terminated employees whose sole function was to support VMSO and its products and product development efforts: Vmoso, Clearvale, and MVN. As a result of the A&R SFA, the Company no longer controlled the management of VMSO, prompting and permitting the Company to deconsolidate VMSO as a variable interest entity effective as of September 30, 2019. Refer to Note 8. Discontinued Operations, for additional details on the deconsolidation of VMSO. As part of the deconsolidation of VMSO on September 30, 2019, the Company recorded its investment in VMSO at fair value of $1.5 million as of September 30, 2019 on the Condensed Consolidated Balance Sheet under the “Investment in Vmoso, Inc.” caption, removed the assets and liabilities of VMSO from the Condensed Consolidated Balance Sheet at net carrying value of $0.4 million, removed the noncontrolling interest in VMSO of $1.3 million from the Condensed Consolidated Balance Sheet and recorded a $2.3 million gain on deconsolidation of VMSO. The Condensed Consolidated Statements of Comprehensive Income (Loss), Stockholders’ Equity, and Cash Flows include the operating results, changes in stockholders’ equity, and cash flows of VMSO through September 29, 2019 prior to deconsolidation on September 30, 2019.

On October 29, 2019, we entered into an amendment to the A&R SFA with VMSO (the “SFA Amendment”), which further clarified the permitted limited use of our facilities, added certain billable financial services that we would provide to VMSO through at least the end of 2019, and provided us with the ability to incur, pay, and be reimbursed for certain expenses on VMSO’s behalf during the term of the A&R SFA.

The assets and liabilities, operating results, and cash flows related to Vmoso and Clearvale products and MVN product development are presented as discontinued operations, separate from our continuing operations, for all periods presented in these interim Condensed Consolidated Financial Statements and footnotes, unless otherwise indicated. Refer to Note 8. Discontinued Operations, for details on the income and major components of assets and liabilities of our discontinued operations.

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

Liquidity

The accompanying Condensed Consolidated Financial Statements have been prepared assuming the Company will continue as a going concern. During the nine months ended September 30, 2019, the Company had a net loss of $0.7 million from continuing operations and net cash used for operations of $2.0 million, and at September 30, 2019, the Company had working capital of $1.9 million. The Company has implemented cost reduction plans commencing the second half of 2017 to reduce the Company’s cash needs and reduced the cost of its operations by approximately $5 million in 2018, and by an additional approximately $3.3 million in the nine months ended September 30, 2019.  The Company believes its cash and cash equivalents as of September 30, 2019, will be sufficient to fund operations for at least twelve months from the date of issuance of these Condensed Consolidated Financial Statements.

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

Stock-Based Compensation

The following table sets forth the components of the total stock-based compensation expense recognized in our Condensed Consolidated Statements of Comprehensive Income (Loss) for the three and nine months ended September 30, 2019 and 2018 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Total	2019	2018	2019	2018
Cost of services	$—	$13	$—	$38
Research and development	—	4	—	26
Sales and marketing	2	10	10	37
General and administrative	17	7	46	73
Total stock-based compensation attributed to continuing operations	19	34	56	174
Total stock-based compensation attributed to discontinued operations	—	33	—	126
Total stock-based compensation	$19	$67	$56	$300

Leases

The Company determines if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and operating lease liabilities on the condensed consolidated balance sheets. As of September 30, 2019 and December 31, 2018, the Company did not have finance leases.

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

The following table sets forth the basic and diluted net income (loss) per share computational data for the periods presented (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Net loss attributable to continuing operations	(550)	(451)	(733)	(1,786)
Net income (loss) attributable to discontinued operations	1,684	(1,265)	115	(3,582)
Net income (loss)	$1,134	$(1,716)	$(618)	$(5,368)
Net loss per share attributed to continuing operations:
Basic	$(0.11)	$(0.09)	$(0.15)	$(0.36)
Diluted	$(0.11)	$(0.09)	$(0.15)	$(0.36)
Net income (loss) per share attributed to discontinued operations:
Basic	$0.33	$(0.25)	$0.02	$(0.72)
Diluted	$0.33	$(0.25)	$0.02	$(0.72)
Shares used in computing:
Weighted average shares, basic	5,034	4,998	5,018	4,997
Weighted-average common equivalent shares from outstanding common stock options and awards	10	—	19	—
Weighted average shares, diluted	5,044	4,998	5,037	4,997

Legal Proceedings

We are subject from time to time to various legal actions and other claims arising in the ordinary course of business.  We are not presently a party to any material legal proceedings.

Foreign Currency Translations

The functional currencies of all foreign subsidiaries are the local currencies of their respective countries.  Assets and liabilities of these subsidiaries are translated into U.S. dollars at the balance sheet date. Income and expense items are translated at average exchange rates for the periods presented. Foreign exchange gains and losses resulting from the remeasurement of foreign currency assets and liabilities are included as other income (expense), net in the Condensed Consolidated Statements of Comprehensive Loss. The translation adjustment was a gain of $184,000 and $106,000 for the nine months ended September 30, 2019 and 2018, respectively.  These amounts are included in the accumulated other comprehensive income (loss) account in the Condensed Consolidated Balance Sheets.

Comprehensive Income (Loss)

Comprehensive income (loss) includes net income (loss) and other comprehensive gains and losses, which primarily consists of foreign currency translation adjustments. Total comprehensive income (loss) is presented in the accompanying Condensed Consolidated Statements of Comprehensive Income (Loss). Total accumulated other comprehensive loss is displayed as a separate component of stockholders’ equity in the accompanying Condensed Consolidated Balance Sheets. The accumulated balances of other comprehensive loss consist of the following, net of taxes (in thousands):

Accumulated
Other
Comprehensive
Loss
Balance, December 31, 2018	$(1,435)
Net change during period	184
Balance, September 30, 2019	$(1,251)

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In June 2016, the FASB issued ASU No. 2016-13, Financial Instruments-Credit Losses (Topic 326). This ASU requires an organization to measure all expected credit losses for financial assets held at the reporting date based on historical experience, current conditions, and reasonable and supportable forecasts. Financial institutions and other organizations will now use forward-looking information to better inform their credit loss estimates. ASU 2016-13 is effective for the Company in the first quarter of fiscal 2023. Entities may early adopt the ASU in their fiscal years beginning after December 15, 2018. The Company does not believe this ASU will have a material impact on its Consolidated Financial Statements.

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

Note 2. Revenues

Revenue Accounting Policies

Our revenues consist of fees for licenses of our software products, maintenance, consulting services and training.  Revenues are recognized upon transfer of control of promised products or services to customers in an amount that reflects the consideration we expect to receive in exchange for those products or services. We enter into contracts that can include various combinations of products and services, which are generally capable of being distinct and accounted for as separate performance obligations. The transaction price is generally in the form of a fixed fee at contract inception without variable consideration. We allocate the transaction price to each distinct performance obligation based on the relative estimated standalone selling prices for each performance obligation. We then look to how control transfers to the customer in order to determine the timing of revenue recognition.

The following is a description of principal activities from which we generate revenues:

Software License Revenues – Products with Non-Ratably Recognized Revenue

Licenses for software products with non-ratably recognized revenues (such as QuickSilver) provide the customer with a right to use the software as it exists when made available to the customer. Customers may purchase perpetual licenses or subscribe to licenses, which provide customers with the same functionality and differ mainly in the duration over which the customer benefits from the software. Revenues from such software licenses are recognized upfront at the point in time when the software is made available to the customer, which is consistent with the timing of the payments received from the customer.  We do not grant a right of return for these software products.

Maintenance Revenues

Maintenance revenues, which include revenues that are allocated from software license agreements that entitle the customers to technical support and future unspecified enhancements to our products, are recognized ratably over the related agreement period, which time period is generally twelve months.  Customer payments are usually received annually in advance, which are recorded as deferred revenues and are recognized as revenues as we perform our obligations under these agreements.

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

Disaggregation of Revenues

The following table provides information about disaggregated revenues from continuing operations by geographical region, major product line and timing of revenue recognition (in thousands):

	Nine months ended September 30, 2019
Geographic region:	Software Licenses - Non-hosted	Maintenance	Professional Services	Total
Americas	$909	$651	$3	$1,563
Europe	54	480	3	537
Asia/Pacific	1	158	38	197
Total revenues	$964	$1,289	$44	$2,297

	Nine months ended September 30, 2018
Geographic region:	Software Licenses - Non-hosted	Maintenance	Professional Services	Total
Americas	$1,082	$592	$24	$1,698
Europe	115	548	71	734
Asia/Pacific	2	179	295	476
Total revenues	$1,199	$1,319	$390	$2,908

	Nine months ended September 30, 2019
Timing of revenue recognition:	Software Licenses - Non-hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$964	$—	$—	$964
Transferred over time	—	1,289	44	1,333
Total revenues	$964	$1,289	$44	$2,297

	Nine months ended September 30, 2018
Timing of revenue recognition:	Software Licenses - Non-hosted	Maintenance	Professional Services	Total
Transferred at a point in time	$1,199	$—	$—	$1,199
Transferred over time	—	1,319	390	1,709
Total revenues	$1,199	$1,319	$390	$2,908

Contract Balances

The following table provides information about receivables, contract assets and deferred revenues from contracts with customers from continuing operations.  Deferred revenues include unearned revenues and deferred maintenance (in thousands):

	Nine months ended September 30, 2019
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$331	$1,920	$2,016	$235
Unearned and deferred revenues including current and non-current	$792	$2,861	$2,256	$1,397

	Nine months ended September 30, 2018
	Balance at beginning of period	Increases	Decreases	Balance at end of period
Receivables	$1,089	$2,631	$3,500	$220
Unearned and deferred revenues including current and non-current	1,913	1,520	2,518	915

We receive payments from customers based upon contractual billing schedules; accounts receivables are recorded when the right to consideration becomes unconditional. Contract assets include amounts related to our contractual right to consideration for completed performance obligations not yet invoiced. Deferred revenues include payments received in advance of performance under the contract and are realized with the associated revenues recognized under the contract, which is generally within a year. Increases to deferred revenues were mainly a result of additional upfront payments received during the period, whereas decreases to unearned and deferred revenues were due to performance obligations satisfied.

Note 3. Selected Condensed Consolidated Balance Sheet Detail

Other current assets at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
VAT receivable	$240	$480
Other	304	212
Total Prepaids and other	$544	$692

Accrued expenses at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Employee benefits	$279	$169
Income tax	1	24
Sales and other taxes	116	287
Commissions and bonuses	33	18
Other	101	109
Total accrued expenses	$530	$607

Other non-current liabilities at September 30, 2019 and December 31, 2018 consisted of the following (in thousands):

	September 30,	December 31,
	2019	2018
	(unaudited)
Deferred maintenance and unearned revenues	$396	$133
Other	417	422
Total other non-current liabilities	$813	$555

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

Effective September 30, 2019, the Company completed its deconsolidation of VMSO. The Company retained its investment of 19.9% of VMSO after deconsolidation, which the Company valued at approximately $1.5 million as of September 30, 2019.  The Company used Level 3 inputs in its fair market valuation of the investment in VMSO on September 30, 2019. Refer to Note 8. Discontinued Operations, for details regarding the Company’s investment in VMSO. The Company measures the following financial assets at fair value on a recurring basis.  The fair value of these financial assets as of September 30, 2019 and December 31, 2018 (in thousands) were as follows:

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	September 30,	Assets	Inputs	Inputs
	2019	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,734	$1,734	$—	$—
Money market funds	435	435	—	—
Total cash and cash equivalents	2,169	2,169	—	—
Investment in Vmoso, Inc.	1,497	—	—	1,497
Total	$3,666	$2,169	$—	$1,497

		Fair Value at Reporting Date Using
		Quoted
		Prices in
		Active	Significant
		Markets for	Other	Significant
		Identical	Observable	Unobservable
	December 31,	Assets	Inputs	Inputs
	2018	(Level 1)	(Level 2)	(Level 3)
Cash and cash equivalents:
Cash	$1,628	$1,628	$—	$—
Money market funds	946	946	—	—
Total cash and cash equivalents	$2,574	$2,574	$—	$—

Level 2 securities are priced using quoted market prices for similar instruments, nonbinding market prices that are corroborated by observable market data, or discounted cash flow techniques. Level 3 securities were priced using a calibration option pricing model to determine the fair value.

The fair value of cash and cash equivalents, accounts receivable and accounts payable for all periods presented approximates their respective carrying amounts due to the short-term nature of these balances.

Note 5. Commitments and Contingencies

Warranties and Indemnification

We provide a warranty to our perpetual license customers that our software will perform substantially in accordance with the documentation we provide with the software, typically for a period of 90 days following receipt of the software. Historically, costs related to these warranties have been immaterial. Accordingly, we have not recorded any warranty liabilities as of September 30, 2019 and December 31, 2018, respectively.

Our perpetual software license agreements typically provide for indemnification of customers for intellectual property infringement claims caused by use of a current release of our software consistent with the terms of the license agreement. The term of these indemnification clauses is generally perpetual. The potential future payments we could be required to make under these indemnification clauses are generally limited to the amount the customer paid for the software. Historically, costs related to these indemnification provisions have been immaterial. We also maintain liability insurance that limits our exposure to any indemnification claims that may arise. As a result, we believe the potential liability of these indemnification clauses is minimal. Accordingly, we did not record any liabilities for these agreements as of September 30, 2019 and December 31, 2018, respectively.

We entered into agreements whereby we indemnify our officers and directors for certain events or occurrences while the officer is, or was, serving in such capacity. The term of the indemnification period is for so long as such officer or director is subject to an indemnifiable event by reason of the fact that such person was serving in such capacity. The maximum potential amount of future payments we could be required to make under these indemnification agreements may be unlimited; however, we have a director and officer insurance policy that limits our exposure to such claims and enables us to recover a portion of any future amounts paid. As a result of our insurance policy coverage, we believe the estimated fair value of these indemnification agreements is insignificant. Accordingly, we have no liabilities recorded for these agreements as of either September 30, 2019 or December 31, 2018. We assess the need for an indemnification reserve on a quarterly basis and there can be no guarantee that an indemnification reserve will not become necessary in the future.

Leases

We lease our headquarters facility and our other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020. We recognize the rent expense on a straight line basis over the lease period. Under the terms of our lease agreements, we are required to pay property taxes, insurance and normal maintenance costs.

On January 1, 2019, we recorded right-of-use assets of $120,000 in “Operating lease right-of-use assets” on our condensed consolidated balance sheet, and as of September 30, 2019, we had related lease liabilities of $58,000 in aggregate in “Operating lease liabilities – current” and zero in “Other non-current liabilities” on our condensed consolidated balance sheet.

Supplemental cash flow information related to operating leases is as follows (dollars in thousands):

Nine Months Ended
September 30, 2019
Cash payments for operating leases	$66

September 30, 2019
Weighted-average remaining lease term	0.75
Weighted-average discount rate	12%

Future minimum non-cancelable payments under operating leases as of September 30, 2019, were as follows (in thousands):

Operating Leases
Remainder of 2019	$41
2020	45
Total future lease payments	$86
Less imputed interest	9
Present value of lease liabilities	$77

During the three months ended September 30, 2019 and 2018, the Company recorded operating lease cost of $56,000 and $114,000, respectively, and during the nine months ended September 30, 2019 and 2018, the Company recorded operating lease cost of $169,000 and $768,000, respectively. As of September 30, 2019, the Company had no leases that have not yet commenced, except for a new lease commencing mid-November 2019 for new premises in Woburn, MA, which has a minimum commitment of 12.5 months at a total cost of $13,000.

Note 6. Geographic, Segment and Significant Customer Information

We operate in one segment: electronic business solutions. The disaggregated revenue information regarding types of revenues from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Software licenses
Non-hosted licenses	$284	$286	$964	$1,199
Services
Consulting services	7	37	44	390
Maintenance	417	420	1,289	1,319
Total revenues from continuing operations	$708	$743	$2,297	$2,908

We currently operate in three primary geographical territories: North and South America (Americas); Europe, Middle East and Africa (Europe); and Asia, Pacific and Japan (Asia/Pacific).

Disaggregated financial information regarding our geographic revenues from continuing operations is as follows (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
Revenues:	2019	2018	2019	2018
Americas	$475	$462	$1,563	$1,698
Europe	174	215	537	734
Asia/Pacific	59	66	197	476
Total revenues from continuing operations	$708	$743	$2,297	$2,908

For the three and nine months ended September 30, 2019, Express Scripts accounted for more than 10% of our revenues from continuing operations. For the three and nine months ended September 30, 2018, Express Scripts accounted for 10% or more of our revenues from continuing operations.

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

BVD is the sole owner of BroadVision (Barbados) Limited (“BVB”) and BVB was the sole owner of BroadVision On Demand, a Chinese entity (“BVOD”). We invested approximately $9.0 million in BVOD (directly and through BVD and BVB) from 2007 through 2016. In 2014 we began making payments directly to BVOD for certain labor outsourcing services; however, we discontinued our BVOD operations during the fourth quarter of 2018 and did not pay BVOD for such services in subsequent periods. We made aggregate payments to BVOD of zero and $1.3 million (based on the RMB to USD exchange rates on the applicable dates of payment) for such services in the nine months ended September 30, 2019 and 2018, respectively. These payments in part covered services rendered outside of the applicable years. We have a controlling voting interest in BVD. Pursuant to the terms of the BVD Operating Agreement, the Class B Shares held by CHRM LLC have no voting rights.

The 20 Class B Shares of BVD represent a non-controlling interest. We allocate profits and losses of BVD to the non-controlling interest under the Hypothetical Liquidation Book Value (“HLBV”) method. Under this method, the profits and losses are allocated by reference to the profit sharing provisions in the BVD Operating Agreement assuming liquidation of BVD at its book value at the end of each reporting period. Profits and losses allocated to the balance of such interest under the HLBV method have not been material. In May 2019, BVOD was liquidated and BVOD’s bank account was closed. The funds totaling $21,000 were transferred by the bank to Dr. Pehong Chen, our and VMSO’s President and Chief Executive Officer, who subsequently transferred such amount to the Company during the third quarter of 2019.

VMSO

As discussed in Note 1 above, on January 2, 2019, we entered into a Series A Preferred Stock Purchase Agreement with VMSO for the purchase of 745,000 shares of VMSO’s Series A Preferred Stock for a purchase price comprising the contribution of our intellectual property and other net assets valued by our board of directors at $745,000. The contributed assets represent substantially all of the intellectual property and other assets relating to the Clearvale and Vmoso platforms, including the Clearvale and Vmoso products and customer relationships and our MVN development project. VMSO will continue the commercialization of the Clearvale and Vmoso products and the development of MVN.

Upon inception this transaction was considered a common control transaction, and the assets and liabilities were transferred to VMSO at carrying value and resulted in no gain or loss.

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

On January 2, 2019, we entered into the SFA with VMSO, the terms of which provide for the payment of certain fees to us by VMSO, in exchange for the contribution of our expertise, resources, services, as well as the limited use of our facilities in VMSO’s business and operations.  The SFA was initially effective as of January 1, 2019 and was amended and restated by the A&R SFA on September 30, 2019. The A&R SFA substantially reduced the nature and number of services that we provide to VMSO, and instead, committed us to provide VMSO with only certain back-office services relating primarily to finance, human resources, information technology and infrastructure support, as well as a limited right to use and occupy our facilities in Redwood City, California, in exchange for fees generally intended to permit us to recover the cost to us of providing VMSO with such services, facilities and equipment, with a nominal profit margin. Since the execution of the initial SFA, we have acted as a reseller of VMSO’s Clearvale and Vmoso products, and we expect to continue to do so, with the A&R SFA contemplating our potential future execution of a formal Reseller Margin Arrangement with VMSO. The A&R SFA does not contemplate or result in a change in our ownership share of VMSO. The term of the A&R SFA shall continue until June 30, 2020, unless earlier terminated by either party, at any time, upon 30 days’ written notice, and shall be renewable upon written consent from both parties.

Concurrent with the execution of the A&R SFA on September 30, 2019, the Company terminated employees whose sole function was to support VMSO and its products and product development efforts: Vmoso, Clearvale, and MVN. As a result of the A&R SFA, the Company no longer controlled the management of VMSO and is no longer the primary beneficiary of VMSO, prompting and permitting the Company to deconsolidate VMSO as a variable interest entity effective as of September 30, 2019. Refer to Note 8. Discontinued Operations, for additional details on the deconsolidation of VMSO. As part of the deconsolidation of VMSO on September 30, 2019, the Company recorded its investment in VMSO at fair value of $1.5 million as of September 30, 2019 on the Condensed Consolidated Balance Sheet under the “Investment in Vmoso, Inc.” caption, removed the assets and liabilities of VMSO at net carrying value of $0.4 million, removed the noncontrolling interest in VMSO of $1.3 million from the Condensed Consolidated Balance Sheet, and recognized a $2.3 million gain on deconsolidation of VMSO. Refer to Note 8. Discontinued Operations for details of the accounting for the deconsolidation.

As of September 30, 2019, we had a net account receivable from related party due from VMSO of $1.0 million for services performed and received during the nine months ended September 30, 2019 under the SFA prior to the amendment and restatement and transactions related to resale of VMSO products. In addition, during the nine months ended September 30, 2019, we had a deferred cost of revenues of $0.2 million related to the resale of VMSO products and intercompany profits between the Company and VMSO were nominal.

On October 29, 2019, we entered into the SFA Amendment, which further clarified the permitted limited use of our facilities, added certain billable financial services that we would provide to VMSO through at least the end of 2019, and provided us with the ability to incur, pay and be reimbursed for certain expenses on VMSO’s behalf during the term of the A&R SFA.

Note 8. Discontinued Operations

Management decided to cease its development and commercialization of Vmoso, Clearvale, and MVN in December 2018. As a result of this decision, VMSO was formed and in January 2019 the intellectual property and customer accounts and relationships associated with Vmoso, Clearvale and MVN were contributed by BroadVision to VMSO. The actions taken on September 30, 2019 to no longer control the management of VMSO described in Note 1 (the entry into the A&R SFA and the termination of VMSO supporting employees) resulted in the deconsolidation of VMSO by the Company. As a result, the Company has determined that the asset group associated with the Vmoso and Clearvale products and MVN product development should be reported as discontinued operations effective September 30, 2019.

In recording the deconsolidation of VMSO from the Company’s Condensed Consolidated Financial Statements, the Company removed the net carrying amount of assets and liabilities of VMSO of $0.4 million and the noncontrolling interest in VMSO of $1.3 million from the Condensed Consolidated Balance Sheet, recorded its investment in VMSO at its fair value of $1.5 million as of September 30, 2019 on its Condensed Consolidated Balance Sheet, and recognized a gain on the deconsolidation of VMSO of $2.3 million. Included in the carrying amount of assets deconsolidated was $1.6 million of cash and investments held by VMSO.

The assets and liabilities, operating results, and cash flows of VMSO are presented as discontinued operations, separate from our continuing operations, for all periods presented in these interim Condensed Consolidated Financial Statements and footnotes, unless otherwise indicated.

On October 29, 2019, we entered into the SFA Amendment, which further clarified the permitted limited use of the our facilities, added certain billable financial services that we would provide to VMSO through at least the end of 2019, and provided us with the ability to incur, pay, and be reimbursed for certain expenses on VMSO’s behalf during the term of the A&R SFA.

The income from discontinued operations amounts as reported on our condensed consolidated statements of operations were comprised of the following (in thousands):

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Major classes of line items consisting of pretax income from discontinued operations:
Revenues	$182	$221	$592	$902
Cost of revenues	1	40	3	3
Operating expenses:
Research and development	634	1,169	2,093	3,612
Sales and marketing	241	277	752	869
General and administrative	—	—	—	—
Loss before income taxes of discontinued operations	(694)	(1,265)	(2,256)	(3,582)
Other income (loss), net	29	—	23	—
Gain on deconsolidation of Vmoso, Inc.	2,349	—	2,349	—
Total pretax income (loss) from discontinued operations	1,684	(1,265)	116	(3,582)
Income tax expense (benefit) related to discontinued operations	—	—	—	—
Net income (loss) from discontinued operations as presented in the condensed consolidated statements of comprehensive income (loss)	1,684	(1,265)	116	(3,582)
Net loss attributable to non-controlling interest	(446)	—	(1,492)	—
Net income (loss) from discontinued operations attributed to BroadVision	$2,130	$(1,265)	$1,608	$(3,582)

The major components of assets and liabilities of our discontinued operations were as follows:

	September 30,	December 31,
(in thousands)	2019	2018
Carrying amounts of major classes of assets and liabilities of discontinued operations:
Current assets:
Accounts receivable	$—	$145
Total current assets of discontinued operations	$—	$145

Current liabilities:
Accounts Payable	$—	$41
Accrued expenses	—	248
Unearned revenues	—	128
Total current liabilities of discontinued operations	$—	$417

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

             Our objective is to further our position as a global supplier of innovative e-business solutions with our  Business Agility Suite, Commerce Agility Suite and QuickSilver solutions, which are designed to enhance the online business engagements of organizations with their customers, partners and employees to improve productivity and efficiency.

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

             Our key operational challenge is the maturity of our major revenue-generating products. We expect that the decline in our legacy revenues will continue to dominate our overall financial performance until a significant installed base of new product revenues is established.

Recent Developments

VMSO Financing and Deconsolidation

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to the Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and the MVN development project. Following the purchase, we own Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. We provided substantially all of the personnel, facilities and equipment required for the activities of VMSO under the Services and Facilities Agreement (the “SFA”) through September 29, 2019.

The A&R SFA substantially reduced the nature and number of services that we provide to VMSO, and instead, committed us to provide VMSO with only certain back-office services relating primarily to finance, human resources, information technology and infrastructure support, as well as a limited right to use and occupy our facilities in Redwood City, California in exchange for fees generally intended to permit us to recover the cost to us of providing VMSO with such services, facilities and equipment, with a nominal profit margin. VMSO now holds all of the intellectual property and other assets related to the Clearvale and Vmoso platforms, including the Clearvale and Vmoso products and customer relationships and the MVN development project.

Since we controlled the management of VMSO through September 29, 2019 and had the obligation to absorb the losses of, and receive benefits from, VMSO through the Services and Facilities Agreement, we identified the Company as the primary beneficiary of the VMSO variable interest entity. We therefore consolidated VMSO’s financial results with ours through September 29, 2019. Such activities include management of VMSO’s product development, product launch, operations, budgeting, policies and procedures. In addition, the Company had the obligation to absorb losses or the right to receive benefits that could potentially be significant to VMSO on the basis of the income allocations and cash distributions provided by contractual voting rights, given the purpose, design and structure of VMSO.

Concurrent with the amendment to the SFA on September 30, 2019, we terminated employees whose sole function was to support VMSO and its products and product development efforts: Vmoso, Clearvale, and MVN. As of September 30, 2019, we determined that the Company is no longer considered the primary beneficiary of the VMSO variable interest entity since we no longer control the management of VMSO according to the terms of the A&R SFA. On September 30, 2019, we recorded our investment in VMSO at fair value as of September 30, 2019 on the Condensed Consolidated Balance Sheet under the “Investment in Vmoso, Inc.” caption, removed the carrying value of VMSO assets and liabilities and the noncontrolling interest in VMSO from the Condensed Consolidated Balance Sheet, and recorded a $2.3 million gain on deconsolidation of VMSO.

In addition, as of September 30, 2019, we determined that the asset group associated with the Vmoso and Clearvale products and the MyVmoso Network development project should be considered to be discontinued operations. Since the execution of the initial SFA, we have acted as a reseller of VMSO’s Clearvale and Vmoso products, and we expect to continue to do so, with the A&R SFA contemplating the potential future execution of a formal Reseller Margin Arrangement with VMSO. As of September 30, 2019, we had a net account receivable from related party due from VMSO of $1.0 million for services performed and received during the nine months ended September 30, 2019 under the SFA prior to amendment and restatement, and transactions related to resale of VMSO products. In addition, during the nine months ended September 30, 2019, we had a deferred cost of revenues of $0.2 million related to the resale of VMSO products and intercompany profits between the Company and VMSO were nominal.

Results of Operations

As previously discussed, the results of operations related to the asset group including the Vmoso and Clearvale products and the MVN development project have been reclassified from continuing operations to income (loss) from discontinued operations for all periods presented. The following table sets forth certain items reflected in our Condensed Consolidated Statements of Comprehensive Income (Loss), including only continuing operations, expressed as a percent of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2019	2018	2019	2018
Revenues:
Software licenses	40%	38%	42%	41%
Services	60	62	58	59
Total revenues	100	100	100	100
Cost of revenues:
Cost of software revenues	2	4	—	3
Cost of services	11	14	10	15
Total cost of revenues	12	18	10	18
Gross profit	88	82	90	82
Operating expenses:
Research and development	45	32	23	43
Sales and marketing	11	30	6	23
General and administrative	84	72	85	71
Total operating expenses	140	134	114	137
Operating loss	(52)	(52)	(24)	(55)
Interest income, net	1	2	1	2
Other income (expense), net	(27)	(10)	(8)	(8)
Loss before provision for income taxes	(78)	(60)	(31)	(61)
Provision for income taxes	—	(1)	(1)	—
Net loss attributed to continuing operations	(78)	(61)	(32)	(61)
Discontinued operations:
Loss from discontinued operations	(94)	(170)	(97)	(123)
Gain on the deconsolidation of Vmoso, Inc.	332	—	102	—
Net income (loss) attributed to discontinued operations	238	(170)	5	(123)
Net loss	160%	(231)%	(27)%	(185)%

Revenues (from continuing operations).    License revenues from the sales of software licenses for the three months ended September 30, 2019 were $0.3 million, which remained flat when compared to the same period in 2018. License revenues from the sales of software licenses for the nine months ended September 30, 2019 were $1.0 million, a decrease of $0.2 million, or 20%, from $1.2 million for the nine months ended September 30, 2018. Services revenues consist of maintenance revenues and consulting services revenues. Maintenance revenues, which is generally derived from maintenance contracts sold with initial customer licenses and from subsequent contract renewals, were $0.4 million in the three months ended September 30, 2019, and approximately $0.4 million for the same period in 2018. Maintenance revenues remained relatively flat at $1.3 million for the nine months ended September 30, 2019 and 2018. Consulting service revenues was primarily related to services in connection with our licensed software. Consulting service revenues for both the three months ended September 30, 2019 and 2018 were de minimis. Consulting service revenues for the nine months ended September 30, 2019 were de minimis, a decrease of $0.4 million, from the nine months ended September 30, 2018. The decline in license and services revenues primarily reflect a decline of our legacy business.

Cost of software revenues (from continuing operations).    The cost of software revenues in both the three months ended September 30, 2019 and 2018 was de minimis. Cost of software revenues includes net costs of product media, duplication, packaging, and other manufacturing costs as well as royalties payable to third parties for software that is either embedded in or bundled and sold with, our products. Cost of software licenses in the nine months ended September 30, 2019 was de minimis, and $0.1 million in the nine months ended September 30, 2018.

Cost of services (from continuing operations).    Cost of services consists primarily of employee-related costs, third-party consultant fees incurred on consulting projects, post-contract customer support and instructional training services. Cost of services was $0.1 million for both the three months ended September 30, 2019 and 2018. Cost of services was $0.2 million for the nine months ended September 30, 2019, a decrease of $0.2 million, or 50% from $0.4 million for the nine months ended September 30, 2018. The decrease in cost of services for the nine months ended September 30, 2019 was primarily due to reductions in employee-related wages and stock-based compensation arising from headcount reductions, and a reduction in rent expense associated with the relocation of our corporate office.

Research and development (from continuing operations).     Research and development expenses consist primarily of salaries, employee-related benefit costs and consulting fees incurred in association with the development of our products. Research and development expenses were $0.3 million for the three months ended September 30, 2019, an increase of $0.1 million from $0.2 million for the three months ended September 30, 2018. Research and development expenses were $0.5 million for the nine months ended September 30, 2019, a decrease of $0.7 million, or approximately 58%, from $1.2 million for the nine months ended September 30, 2018. The decrease in research and development expenses in the nine month period was primarily due to a reduction in employee-related salary and wages, fringe benefits, and stock-based compensation expense arising from headcount reductions, the discontinuation of our BVOD operations, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated with lower office rent costs.

Sales and marketing (from continuing operations).   Sales and marketing expenses consist primarily of salaries, employee-related benefit costs, commissions and other incentive compensation, travel and entertainment and marketing program-related expenditures such as for collateral materials, trade shows, public relations, advertising and creative services. Sales and marketing expenses were $0.1 million for the three months ended September 30, 2019, a decrease of $0.1 million, or approximately 50%, from $0.2 million for the three months ended September 30, 2018.  Sales and marketing expenses were $0.1 million for the nine months ended September 30, 2019, a decrease of $0.6 million, or approximately 86%, from $0.7 million for the nine months ended September 30, 2018.  The decrease in sales and marketing expense was primarily due to a reduction in employee-related salary and wages, commissions, and stock-based compensation arising from headcount reductions, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated lower rent costs.

General and administrative.   General and administrative expenses consist primarily of salaries, employee-related benefit costs, provisions and credits related to uncollectible accounts receivable, professional service fees and legal fees.  All general and administrative expenses are considered continuing operations. Our general and administrative expenses were $0.6 million for the three months ended September 30, 2019, an increase of $0.1 million, or 20% from $0.5 million for the three months ended September 30, 2018.  The increase in general and administrative expense was primarily due to legal and consulting expenses in connection with the spin-off of VMSO. Our general and administrative expenses were $1.9 million for the nine months ended September 30, 2019, a decrease of $0.2 million, or approximately 9% from $2.1 million for the nine months ended September 30, 2018. The decrease in general and administrative expense was primarily due to a reduction in employee-related salary and wages and stock-based compensation expenses arising from headcount reductions and a reduction in rent expense associated with lower office costs.

Interest income, net (from continuing operations).   Net interest income includes interest income on investment funds. We generated $4,000 and $13,000 in interest income from our cash and cash equivalents during the three months ended September 30, 2019 and 2018, respectively. We generated $12,000 and $49,000 in interest income during the nine months ended September 30, 2019 and 2018, respectively.

Other income (expense), net.   Other income (expense), net during the three months ended September 30, 2019, was $0.2 million in expense, net compared to $0.1 million in expense, net during the three months ended September 30, 2018. Other income (expense), net during both the nine months ended September 30, 2019 and 2018, was $0.2 million in expense, net. The variances between the periods were primarily due to losses from the remeasurement of the foreign currency exchange rate fluctuation on our Euro cash balances.

Income taxes.   Income tax expense was de minimis for both the three months ended September 30, 2019 and 2018, and for the nine months ended September 30, 2019 and 2018.

Net (loss) from discontinued operations.   Net loss from discontinued operations related to the Vmoso and Clearvale products, and MVN product developments excluding the gain on deconsolidation of VMSO during the three months ended September 30, 2019 was $0.7 million, a decrease of $0.6 million from $1.3 million for the three months ended September 30, 2018. Net loss from discontinued operations was $2.2 million for the nine months ended September 30, 2019, a decrease of $1.4 million, or approximately 39%, from $3.6 million for the nine months ended September 30, 2018. The decrease in net loss from discontinued operations in the nine month period was primarily due to a reduction in employee-related salary and wages, fringe benefits and stock-based compensation expense arising from headcount reductions, a reduction in third-party consultant fees incurred on consulting projects, and a reduction in rent expense associated with lower office rent costs.

Gain on deconsolidation of Vmoso, Inc.   Gain on deconsolidation of VMSO during the three and nine months ended September 30, 2019, was $2.3 million compared to nil during the three and nine months ended September 30, 2018.

Liquidity and Capital Resources

Overview

During the nine months ended September 30, 2019, we had a net loss of $0.7 million from continuing operations a net gain of $0.1 million from discontinued operations, and net cash used for operating activities of $2.0 million. As of September 30, 2019, we had working capital of $1.9 million, and we had cash and cash equivalents of $2.2 million. Our cash and cash equivalents as of September 30, 2019 decreased $0.4 million compared to the balance as of December 31, 2018. This decrease was mainly due to our ongoing operating activities and the September 30, 2019 deconsolidation of VMSO cash and cash equivalents offset by our January 2019 VMSO financing. Our cash and cash equivalents may fluctuate during the remainder of fiscal 2019 due to various risks and uncertainties, including, but not limited to, the risks detailed in Part II, Item 1A titled “Risk Factors”.

Based on our current business plan, we believe that our existing cash and cash equivalents balances will be sufficient to meet our working capital and operating resource expenditure requirements for the twelve months from the date of issuance of the Condensed Consolidated Financial Statements. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. In addition, we are in the process of requesting a certificate of U.S. tax residency in order to facilitate the repatriation of $0.5 million in cash and cash equivalents from our subsidiary in Japan to help fund our U.S. operations over the next twelve months.

Our future capital requirements will depend on many factors including growth or decline in customer accounts, the timing and extent of spending to support product development efforts and ongoing investments in our products and services, the introduction of new and enhanced products or services, features and functionality, and our ability to control expenses generally. We have implemented cost reduction plans since the second half of 2017 to reduce our cash needs and reduced the cost of our operations by approximately $5 million in 2018 and an additional $3.3 million in the nine months ended September 30, 2019. In January 2019, we completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder, Dr. Chen, and VMSO now holds all of the intellectual property and other assets related to the Clearvale and Vmoso platforms, and to MVN, reducing our exposure to future development and commercialization cost of Clearvale, Vmoso and MVN. However, further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations.  Our September 30, 2019 deconsolidation of VMSO resulted in $1.6 million of cash raised in the VMSO financing being deconsolidated. We expect to opportunistically seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult, at best. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our debts as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

The following table represents our liquidity at September 30, 2019 and December 31, 2018 (dollars in thousands):

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$2,169	$2,574
Working capital	$1,947	$1,845
Working capital ratio	1.95	1.97

Cash Used In Operating Activities

Cash used in operating activities was $2.0 million for the nine months ended September 30, 2019 and was primarily attributable to a $0.7 million operating loss from continuing operations and a $2.2 million net loss from discontinued operations related to the Vmoso and Clearvale products, and MVN product developments excluding a $2.3 million gain on the deconsolidation of VMSO, offset by noncash items and changes in operating assets and liabilities on September 30, 2019. Cash used in operating activities was $5.3 million for the nine months ended September 30, 2018 and was primarily attributable to a $5.4 million operating loss (of which $1.8 million was related to continuing operations and $3.6 million was related to discontinued operations) offset by other noncash items and changes in operating assets and liabilities.

Cash Provided by Investing Activities

Cash used in investing activities in the nine months ended September 30, 2019 was $1.6 million, consisting primarily of our deconsolidation of VMSO. Cash of $1.0 million was provided by investing activities in the nine months ended September 30, 2018, primarily related to the net maturities of short-term investments.

Cash Provided by Financing Activities

Cash provided by financing activities was $3.0 million and de minimis for the nine months ended September 30, 2019 and 2018, respectively. Cash provided by financing activities for the nine months ended September 30, 2019 was primarily attributable to our $3.0 million VMSO financing.

Leases and Other Contractual Obligations

As of September 30, 2019, we leased our headquarters facility and other facilities under noncancelable operating lease agreements each of which will expire at various dates during or before June 2020.

Off-Balance Sheet Arrangements

We did not have any off-balance sheet arrangements in the third quarter of 2019 or in any prior periods.

Critical Accounting Policies, Estimates and Judgments

We had consolidated variable interest entities (VIEs) in which we held a variable interest and we were the primary beneficiary. We controlled the management of VMSO and had the obligation to absorb the losses of and receive benefits from VMSO. Accordingly, we had identified ourselves as the primary beneficiary of VMSO and consolidated VMSO in the first quarter of 2019, resulting in a non-controlling interest related to Dr. Chen, the holder of Class 1 common stock in VMSO through September 29, 2019. VMSO was deconsolidated on September 30, 2019, the effective date of the A&R SFA, when the Company determined that it was no longer the primary beneficiary of the VMSO variable interest entity.

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

There have been no other material changes in our critical accounting policies, estimates and judgments during the three month period ended September 30, 2019 compared to the disclosures in Part II, Item 7 of our Annual Report on Form 10-K for the year ended December 31, 2018, other than as disclosed herein.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the supervision and with the participation of our management, including our Chief Executive Officer and Interim Chief Financial Officer, as of September 30, 2019, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon that evaluation, our Chief Executive Officer and Interim Chief Financial Officer concluded that, due to the existence of the material weakness in our internal control over financial reporting described below, our disclosure controls and procedures were not effective as of September 30, 2019 to provide reasonable assurance that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms, and is accumulated and communicated to management, including our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Material Weakness in Internal Control Over Financial Reporting

A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis.

In connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we discovered that we had: (a) incorrectly recorded intangible assets and a gain on transfer of intellectual property related to the establishment of Vmoso, Inc.’s business, a variable interest entity controlled by and consolidated with the Company for purposes of the Company’s condensed consolidated financial statements; and (b) had not properly allocated net losses and stockholders’ equity to the non-controlling interest of Vmoso, Inc. Accordingly, we restated our unaudited interim condensed consolidated financial statements for the quarter ended March 31, 2019 in an amendment to our previously filed Quarterly Report on Form 10-Q for that quarter. As a result, we have concluded that our disclosure controls and procedures were not effective as of March 31, 2019, June 30, 2019 and September 30, 2019. The material weakness in internal control over financial reporting primarily resulted from a deficiency in the operating effectiveness of key controls related to accounting and reporting for complex transactions and consolidation. The operating deficiencies were caused by insufficient technical accounting knowledge in the accounting team.

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

Changes in Internal Control over Financial Reporting

There has been no change in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) during the quarter ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, except, as described above, we have hired outside consultants to assist management in evaluating technical accounting matters to remediate the material weakness in our internal control over financial reporting described above.

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

Risks Related to Our Business and Industry

Our business currently depends on revenues related to BroadVision e-business solutions, and we expect that these revenues will continue to decline.

We generate a large portion of our revenues from legacy products, including Business Agility Suite, Commerce Agility Suite and QuickSilver. We expect that these products, and future upgraded versions, will continue to account for a large portion of our revenues in the foreseeable future, particularly in light of our deconsolidation of VMSO effective September 30, 2019. We expect that our future financial performance, until we establish a significant installed base of new product revenues, will depend on our ability to sustain our legacy business, which we expect to continue to decline as the result of a decrease in market demand for these products and related products and services. If we fail to deliver the product enhancements that customers want, or if competitors overtake our legacy customers, demand for our legacy products and services, and our revenues, may further decline.

Following our VMSO financing in 2019, and deconsolidation of VMSO on September 30, 2019, our ability to benefit from the VMSO-owned Clearvale and Vmoso platforms and MVN initiatives has been significantly reduced.

In January 2019, we purchased 745,000 shares of VMSO’s Series A preferred stock in exchange for our contribution to VMSO of assets representing all of the intellectual property and other assets relating to the Clearvale and Vmoso Platforms, including the Clearvale and Vmoso products and customer relationships and the MVN development project. Following the purchase, we owned Series A preferred shares of VMSO representing approximately 19.9% of outstanding shares of VMSO.  In January 2019, VMSO raised $3 million from Dr. Chen, our and VMSO’s President and Chief Executive Officer and our largest stockholder, through the sale of Class 1 common shares of VMSO to Dr. Chen, representing approximately 80.1% of VMSO’s outstanding shares after such purchase. VMSO now holds all of the intellectual property and other assets related to the Clearvale and Vmoso platforms, including the current Clearvale and Vmoso products and customer relationships and the MVN development project. We initially consolidated VMSO through September 29, 2019 with our financial results for purposes of U.S. GAAP as it was under common control with us. However, we took actions effective September 30, 2019 to no longer control the management of VMSO (the entry into the A&R SFA and the termination of VMSO supporting employees), which resulted in our deconsolidation of VMSO and treatment of the asset group associated with the Vmoso and Clearvale products and MVN product development as discontinued operations effective September 30, 2019. As a result, our share of the potential upside from, but also our exposure to the development and commercialization costs, of Clearvale, Vmoso and MVN has been significantly reduced.

Our business will be harmed if we are not successful in creating new products, services and technologies and selling these offerings to our existing customers and new customers.

We may spend significant resources in developing new offerings and training our employees to implement, support, operate, sell and market new offerings. We do not yet know whether any new offerings will grow into a significant business line, and if so, whether sales of these new offerings will be sufficient for us to offset the costs of development, implementation, support, operation, sales and marketing. Although we may perform extensive testing of any products and technologies, their broad-based implementation may require more support than we anticipate, which could further increase our expenses. If sales of any new products, services and technologies are lower than we expect, or if we must lower our prices or delay implementation to fix unforeseen problems and develop modifications, our operating margins are likely to decrease, and we may not be able to operate profitably.

We face liquidity challenges and will need additional financing in the future.

We currently expect to be able to fund our working capital requirements from our existing cash and cash equivalents through the next twelve months. However, we could experience unforeseen circumstances, such as an economic downturn, difficulties in retaining customers and/or employees, or other factors that could increase our use of available cash and require us to seek additional financing. We may find it necessary to obtain additional equity or debt financing due to the factors listed above or in order to support a more rapid expansion, develop new or enhanced products or services, respond to competitive pressures, acquire complementary businesses or technologies or respond to unanticipated requirements. In addition, some of our cash is held by our foreign subsidiaries.

We have implemented cost reduction plans since the second half of 2017 to reduce our cash needs and reduced the cost of our operations by approximately $5 million in 2018 and an additional $3.3 million in the nine months ended September 30, 2019. In January 2019, we completed the VMSO financing, pursuant to which VMSO raised $3 million in cash from our and VMSO’s President and Chief Executive Officer and our largest stockholder, Dr. Chen, in exchange for our contribution to VMSO of certain intellectual property assets.  We note that further cost reductions may result in voluntary departures of highly skilled technical and managerial personnel from our company, which would have a material adverse effect on our business, internal controls, financial condition and results of operations. We may seek to raise additional funds through private or public sales of securities, strategic relationships, bank debt, financing under leasing arrangements or otherwise. If additional funds are raised through the issuance of equity securities, the percentage ownership of our current stockholders will be reduced, stockholders may experience additional dilution or any equity securities we sell may have rights, preferences or privileges senior to those of the holders of our common stock. We expect that obtaining additional financing on acceptable terms would be difficult. If adequate funds are not available or are not available on acceptable terms, we may be unable to pay our liabilities as they become due, develop our products, take advantage of future opportunities or respond to competitive pressures or unanticipated requirements, which could have a material adverse effect on our business, financial condition and future operating results. The outcome of these matters cannot be predicted at this time. Our ability to continue as a going concern is dependent upon our ability to successfully accomplish these plans and secure sources of financing and/or reduce costs and ultimately attain profitable operations.

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

Our products and services may fail to be competitive if we do not maintain or exceed the pace of technological developments in mobile, cloud-computing, social and enterprise solutions. Failure to be competitive could cause our revenues to decline. The information services, software and communications industries are characterized by rapid technological change, changes in customer requirements, frequent new product and service introductions and enhancements and evolving industry standards and practices. The introduction of products and services embodying new technologies and the emergence of new industry standards and practices can render existing products and services obsolete. Our future success will depend, in part, on our ability to:

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

Our quarterly operating results have fluctuated in the past and may fluctuate significantly in the future as a result of a variety of factors, many of which are outside of our control.  As of September 30, 2019, we had an accumulated deficit of approximately $1.3 billion.

For the foreseeable future we expect our results of operations to fluctuate, and during this period we may incur losses and/or negative cash flows. If our revenues do not increase or if we fail to maintain our expenses at an amount less than our projected revenues, we will not be able to achieve or sustain operating profitability on a consistent basis.

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

We are likely to continue to experience significant fluctuations in our future results of operations due to a variety of factors, some of which are outside of our control, including:

•	introduction of products and services and enhancements by us and our competitors;
•	competitive factors that affect our pricing;
•	market acceptance of new products;
•	the mix of products sold by us;
•	the timing of receipt, fulfillment and recognition as revenues of significant orders;
•	changes in our pricing policies or our competitors;
•	changes in our sales incentive plans;
•	the budgeting cycles of our customers;
•	customer order deferrals in anticipation of new products or enhancements by our competitors or us or because of macro-economic conditions;
•	nonrenewal of our maintenance agreements, which generally automatically renew for one-year terms unless earlier terminated by either party upon 90 days’ notice;
•	product life cycles;
•	changes in strategy;
•	seasonal trends;
•	the mix of distribution channels through which our products are sold;
•	the mix of international and domestic sales;
•	the rate at which new sales people become productive;
•	changes in the level of operating expenses to support projected growth;
•	increase in the amount of third party products and services that we use in our products or resell with royalties attached; and
•	costs associated with litigation, regulatory compliance and other corporate events such as operational reorganizations.

As a result of these factors, we believe that quarter-to-quarter comparisons of our revenues and operating results are not necessarily meaningful, and that these comparisons are not accurate indicators of future performance. Because our staffing and operating expenses are based on anticipated revenue levels, and because a high percentage of our costs are fixed, small variations in the timing of the recognition of specific revenues could cause significant variations in operating results from quarter to quarter. If we were unable to adjust spending in a timely manner to compensate for any revenue shortfall, any significant revenue shortfall would likely have an immediate negative effect on our operating results. If our operating results in one or more future quarters fail to meet the expectations of securities analysts or investors, we would expect to experience an immediate and significant decline in the trading price of our stock.

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

For example, in connection with the preparation of the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2019, we became aware of deficiencies in the effectiveness of our controls that led to the following errors in our March 31, 2019 condensed consolidated financial statements: (i) an overstatement of total assets and understatement of net losses by recording a $745,000 intangible asset from the transfer of our intellectual property to VMSO in the Condensed Consolidated Balance Sheet and recognizing a $745,000 non-cash gain on the transaction, which was reported as a component of other income, net in the Condensed Consolidated Statement of Comprehensive Income (Loss) and (ii) a misstatement of net losses allocated to the non-controlling interest from VMSO, our previously consolidated VIE, and the associated allocation of stockholders’ equity to the non-controlling interest and overstatement of total stockholders’ equity by $745,000. We corrected these errors and restated our historical unaudited interim condensed consolidated financial statements as of March 31, 2019 by filing an amended Quarterly Report on Form 10-Q on August 15, 2019 and stockholders should no longer rely on the financial statements included in the original Form 10-Q filed on May 15, 2019. However the lack of proper controls led us to conclude that we had a material weaknesses in internal control over financial reporting as defined in Public Company Accounting Oversight Board Auditing Standard No. 5 and that our disclosure controls and procedures were not effective as of March 31, 2019, June 30, 2019 and September 30, 2019. To address the material weaknesses, we have hired outside consultants to assist management in evaluating technical accounting matters, including but not limited to consolidation matters. We implemented this added level of technical accounting support as an ongoing practice beginning with preparation of the condensed consolidated financial statements for the second quarter of 2019 to ensure the reliability of our financial reporting with respect to this quarterly report and future reports. If we fail to properly remediate the material weakness, or fail to properly identify or remediate any future weaknesses or deficiencies, or achieve and maintain effective internal control, our ability to produce accurate and timely financial statements could be impaired and investors could lose confidence in our financial statements.

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

We prepare our financial statements in conformity with accounting principles generally accepted in the U.S. These accounting principles are subject to interpretation by the FASB and the SEC. A change in these policies or interpretations could have a significant effect on our reported financial results, may retroactively affect previously reported results, could cause unexpected financial reporting fluctuations, and may require us to make costly changes to our operational processes and accounting systems. For example, on January 1, 2018, we adopted a new revenue recognition standard, Topic 606, which was issued by FASB in May 2014. We adopted Topic 606 applying the modified retrospective method to all contracts that were not completed as of such date, which resulted in a net decrease of $0.6 million to our opening accumulated deficit as of January 1, 2018. In addition, effective January 1, 2018, we began to recognize a portion of the arrangement fees allocated to our QuickSilver software licenses as revenues upon delivery resulting in revenues for these QuickSilver arrangements generally being recorded in an earlier period than prior to the adoption of Topic 606. Since results for our reporting periods beginning on or after January 1, 2018 are presented under Topic 606, while prior period amounts are not adjusted and continue to be reported in accordance with the historic accounting under Topic 605, this may cause financial reporting fluctuations that are not reflective of changes in our actual operating results.

We are dependent on direct sales personnel and third-party distribution channels to achieve revenue growth.

To date, we have sold our products primarily through our direct sales force. Our ability to achieve significant revenue growth in the future largely will depend on our success in recruiting, training and retaining sufficient direct sales personnel and establishing and maintaining relationships with distributors, resellers and systems integrators. Our products and services require a sophisticated sales effort targeted at the senior management of our prospective customers. New hires as well as employees of our distributors, resellers and systems integrators require training and may take a significant amount of time before achieving full productivity. Our recent hires may not become as productive as necessary, and we may be unable to hire and retain sufficient numbers of qualified individuals in the future. We have entered into strategic alliance agreements with partners, under which partners have agreed to resell and support our current BroadVision product suite. These contracts are generally terminable by either party upon 30 days' notice of an uncured material breach or for convenience upon 90 days' notice prior to the end of any annual term. Termination of any of these alliances could harm our expected revenues. We may be unable to expand our other distribution channels, and any expansion may not result in revenue increases. If we fail to maintain and expand our direct sales force or other distribution channels, our revenues may not grow or they may decline. Revenues generated from third-party distributors in recent years has not been significant.

We may be unable to manage or grow our international operations and assets, which could impair our overall growth or financial position.

We derive a significant portion of our revenues from our operations outside North America. In the quarter ended September 30, 2019, approximately 32% of our revenues from continuing were derived from international sales. If we are unable to manage or grow our existing international operations, we may not generate sufficient revenues required to establish and maintain these operations, which could slow our overall growth and impair our operating margins.

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

Our success and ability to compete are dependent to a significant degree on our proprietary technology. We hold a U.S. patent, issued in January 2004, on elements of the BroadVision platform, which covers mechanisms for translating between a word processing document and an XML file. Although we hold this patent, it may not provide an adequate level of intellectual property protection. In addition, litigation may be necessary in the future to enforce our intellectual property rights, to protect our trade secrets, or to determine the validity and scope of the proprietary rights of others. Third parties have claimed and may claim in the future that we have infringed their patent, trademark, copyright or other proprietary rights. Claims may be made for indemnification resulting from allegations of infringement. Intellectual property infringement claims may be asserted against us as a result of the use by third parties of our products. Claims or litigation, with or without merit, could result in substantial costs and diversions of resources, either of which could harm our business.

We also rely on copyright, trademark, service mark, trade secret laws and contractual restrictions to protect our proprietary rights in products and services. We have registered "BroadVision" and "Interleaf" as trademarks in the United States and/or in other countries. It is possible that our competitors or other companies will adopt product names similar to these trademarks, impeding our ability to build brand identity and possibly confusing customers.

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

In addition, the collection and use of personal data in the European Union, previously governed by the provisions of the Data Protection Directive, were replaced with the General Data Protection Regulation (the “GDPR”) in May 2018. The GDPR imposes several requirements relating to the collection, use, processing and transfer of personal data, such as requirements for using consent or other legal grounds to process personal data, providing information to individuals about how their personal data is used, maintaining adequate security and data protection measures, giving data breach notifications, complying with individuals’ requests to access, correct or delete their personal data and using third party processors of personal data. The GDPR also maintains the European Union’s strict rules limiting the transfer of personal data out of the European Economic Area. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union Member States may result in fines and other administrative penalties. The GDPR introduced substantial potential fines for violations and increase our responsibility and liability in relation to personal data that we process. To comply with the GDPR we are required to put in place additional technical and administrative measures and controls mechanisms. This may be onerous and failure to comply with the GDPR may adversely affect our business, financial condition, results of operations and prospects.

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

A  total of 32% and 42% of our revenues from continuing operations for the nine months ended September 30, 2019 and 2018, respectively, were derived from international operations for which we transact business in foreign currencies. International revenues and expenses denominated in foreign currencies translate into higher or lower revenues and expenses in U.S. Dollars as the U.S. Dollar weakens or strengthens against such other currencies. Substantially all of the revenues of our international operations are received, and substantially all expenses are incurred, in currencies other than the U.S. Dollar, which increases or decreases the related U.S. Dollar-reported revenues and expenses depending on the fluctuations in foreign currency exchange rates. These fluctuations could cause our revenues outside the United States and other results of operations to differ from our expectations or the expectations of our investors. Additionally, such foreign currency exchange rate fluctuations could make it more difficult to detect underlying trends in our business and results of operations. In addition, a total of 54% of our cash and cash equivalents were denominated in foreign currencies as of September 30, 2019. Accordingly, changes in the value of foreign currencies relative to the U.S. Dollar can affect our operating results due to transactional and translational re-measurements that are reflected in our results of operations. To the extent that fluctuations in currency exchange rates cause our results of operations to differ from our expectations or the expectations of our investors, the trading price of our common stock could be adversely affected.

We do not engage in any hedging activities in order to manage any potential adverse financial impact resulting from unfavorable changes in foreign currency exchange rates. We cannot predict with any certainty changes in foreign currency exchange rates or the degree to which we can address these risks.

We expect to repatriate cash and cash equivalents from our foreign subsidiaries back to the U.S., which could subject us to increased tax liabilities.

As of September 30, 2019, our foreign subsidiaries held $1.2 million, or 54%, of our cash and cash equivalents. While we currently intend that a large proportion of the cash and cash equivalents held by these foreign subsidiaries will be indefinitely retained by our foreign subsidiaries in order to fund working capital requirements,  we are in the process of  requesting a certificate of U.S. tax residency in order to facilitate the repatriation of $0.5 million in cash and cash equivalents from our subsidiary in Japan to help fund our U.S. operations over the next twelve months. In addition, we may in the future repatriate additional sums to fund our U.S. operations or for the purpose of making certain strategic investments in the United States or otherwise. The repatriation of such amounts to the United States could result in a significant incremental tax liability in the period in which the decision to repatriate occurs, as we may be required to pay U.S. tax, net of any applicable foreign tax credits, and withholding taxes of the applicable foreign country upon repatriation. For example, if we are unable to obtain a U.S. tax residency certificate for Japan, we may not be able to repatriate the funds held by our Japan subsidiary as planned without being subjected to increased tax liabilities. Payment of any incremental tax liability would reduce the cash available to us to fund our operations or to make such strategic investment in the United States or otherwise.  Further, we cannot assure you that the countries in which we currently operate will not adopt or adversely change policies limiting repatriation of earnings in the future.

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

We derive revenues from clients in many countries, and our overall performance depends in part on worldwide economic conditions. Global financial developments and downturns seemingly unrelated to us, our products or our industry may harm us. The United States and other key international economies have been impacted by falling demand for a variety of goods and services, restricted credit, poor liquidity, reduced corporate profitability, volatility in credit, equity and foreign exchange markets, bankruptcies, and overall uncertainty with respect to the economy. The revenue growth and potential profitability of our business depends on demand for our products generally. Historically, during economic downturns there have been reductions in spending on technology systems as well as pressure for extended billing terms and other financial concessions, which would negatively affect our operating results. These conditions affect the rate of technology spending and could adversely affect our customers’ ability or willingness to purchase our products, delay prospective customers’ purchasing decisions, reduce the value or duration of their subscriptions, or affect renewal rates, all of which could harm our operating results.

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

As of March 31, 2019, our stockholders’ equity was $4.4 million. As a result on May 22, 2019, we received a letter from Nasdaq notifying us that we had regained compliance with the minimum stockholders’ equity requirement under Nasdaq Listing Rule 5550(b)(1) for continued listing and that Nasdaq considers the matter closed. However, if in future periods, our stockholders’ equity again falls below $2.5 million, or if we fail to satisfy another Nasdaq requirement for continued listing, such as a minimum bid price of $1.00, Nasdaq staff may take formal action and determine that we are no longer suitable for listing and may commence delisting procedures. As of September 30, 2019, our stockholders’ equity was $2.7 million. Any delisting of our common stock from the Nasdaq Capital Market would make it more difficult for our stockholders to sell our stock in the public market and would likely result in decreased liquidity and increased volatility for our common stock.  It would also materially and adversely affect our business by making it more difficult to access additional capital from investors who prefer to purchase shares listed on an actively traded market.

One stockholder beneficially owns a substantial portion of the outstanding BroadVision common stock, and as a result exerts substantial control over us.

As of September 30, 2019, Dr. Pehong Chen, our Chairman, President, Chief Executive Officer and Interim Chief Financial Officer, beneficially owned approximately 1.6 million shares of our common stock, which represents approximately 32% of the outstanding common stock as of such date. As a result, Dr. Chen exerts substantial control over all matters coming to a vote of our stockholders, including with respect to:

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

The high and low price of BroadVision common stock on the Nasdaq Stock Market ranged from $4.50 per share to $0.74 per share between October 1, 2017 and September 30, 2019. Our stock price is subject to wide fluctuations in response to a variety of factors, including:

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

3.4	Amended and Restated Bylaws (incorporated by reference to Exhibit 3.1 to the Company's Current Report on Form 8-K filed on October 16, 2008 (File No. 000-28252)).
10.1¥	Amended and Restated Services and Facilities Agreement, dated September 30, 2019, by and between BroadVision, Inc. and Vmoso, Inc., as amended.
31.1	Certification of the Chief Executive Officer and Interim Chief Financial Officer of BroadVision pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1(1)	Certification of the Chief Executive Officer and Interim Chief Financial Officer of BroadVision pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101

The following materials from BroadVision, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2019, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets at September 30, 2019 and December 31, 2018, (ii) Condensed Consolidated Statement of Comprehensive Loss for the three and nine months ended September 30, 2019 and 2018, (iii) Condensed Consolidated Statement of Cash Flows for the nine months ended September 30, 2019 and 2018, and (iv) Notes to Condensed Consolidated Financial Statements.

¥	Portions of this exhibit have been omitted for confidentiality purposes.
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

BROADVISION, INC.

Date: November 19, 2019	By:	/s/ Pehong Chen
Pehong Chen
President, Chief Executive Officer and Interim Chief Financial Officer